Form 10-Q
period 1996-03-31
ATLANTIC TELE NETWORK INC /DE
filed 1996-05-14
CIK 879585

_________________________________________________
                ____________________

                    UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549
                      Form 10-Q


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarter ended March 31, 1996

                         OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

           Commission File Number 0-19551



             Atlantic Tele-Network, Inc.
      (exact name of issuer as specified in its charter)

        Delaware                              47-072886
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)        Identification Number)

                    Chase Financial Center
                         P.O. Box 1730
             St. Croix, U.S. Virgin Islands 00821
                        (809) 777-8000



        Indicate by check mark whether the
        registrant (1) has filed all reports
        required to be filed by Section 13 or 15(d)
        of the Securities Exchange Act of 1934
        during the preceding 12 months (or for such
        shorter period that the registrant was
        required to file such reports), and (2) has
        been subject to such filing requirements
        for the past 90 days.  Yes     X      No

        As of  March 31, 1996, the registrant had
        outstanding 12,272,500 shares of its common
        stock ($.01 par value).
        ___________________________________________

  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED BALANCE SHEETS
  (Columnar Amounts in Thousands)

                                                   December 31,   March 31,
                                                       1995         1996
                                                                 (Unaudited)
  ASSETS
  Current assets:
    Cash                                              $18,822     $25,073
    Accounts receivable, net                           63,353      57,044
    Materials and supplies                              8,656       8,753
    Prepayments and other current assets                5,781       7,662
            Total current assets                       96,612      98,532

  Fixed assets:
    Property, plant and equipment                     286,856     297,594
    Less accumulated depreciation                   (101,729)   (105,427)
    Franchise rights and cost in excess of
  underlying book value, less
     accumulated amortization of $9,769,000 and        41,533      41,182
  $10,120,000
             Net fixed assets                         226,660     233,349

  Property costs recoverable from future revenues      20,000      21,469
  Uncollected authorized rate increases                 4,339       3,937
  Other assets                                         16,263      16,926
                                                     $363,874    $374,213

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Notes payable                                       6,969      10,944
    Accounts payable                                   19,568      22,694
    Accrued taxes                                       6,177       9,556
    Advance payments and deposits                       2,719       2,682
    Other current liabilities                           8,815      11,629
    Current portion of long-term debt                  17,872      13,643
             Total current liabilities                 62,120      71,148

  Deferred income taxes and tax credits                28,188      27,927
  Long-term debt, excluding current portion           120,297     118,339
  Pension and other long-term liabilities               9,457       9,209
  Minority interest                                    12,856      13,448
  Contingencies and commitments (Note C)

  Stockholders' equity:
    Preferred stock, par value $.01 per share;          -           -
  10,000,000 shares authorized;
      none issued and outstanding
    Common stock, par value $.01 per share;
  20,000,000 shares authorized;
      12,272,500 shares issued and outstanding            123         123
    Paid-in capital                                    81,852      81,852
    Retained earnings                                  48,981      52,167
             Total stockholders' equity               130,956     134,142

                                                     $363,874    $374,213

 See notes to consolidated condensed financial statements.

  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
  (Columnar Amounts in Thousands, Except Per Share Data)
                                                            Unaudited
                                                           Three Months
                                                              Ended
                                                            March 31,
                                                          1995      1996
  Telephone Operations:
    Revenues:
      Local exchange service                             $6,132     $6,311
      Access charges                                      3,532      3,364
      International long-distance revenues               23,262     35,241
      Universal Service Fund                              3,087      2,802
      Billing and other revenues                          1,101      1,029
      Directory advertising                                 712        649
             Total revenues                              37,826     49,396

    Expenses:
      Plant specific operations                           3,199      3,717
      Plant nonspecific operations                        5,173      4,923
      Customer operations                                 1,450      1,594
      Corporate operations                                3,224      2,921
      International long-distance expenses               12,215     22,305
      Taxes other than income                               770        916
             Total expenses                              26,031     36,376
             Income from telephone operations            11,795     13,020

  Other Operations:
    Revenues:
      Cellular services                                   1,204      1,638
      Product sales and rentals                           1,149      1,286
             Total revenues                               2,353      2,924
    Expenses of other operations                          1,757      2,074
             Income from other operations                   596        850

  Non-operating Revenues and Expenses:
    Interest expense                                    (3,213)    (2,868)
    Interest income                                         206        142
    Other revenues and expenses                         (2,356)    (4,442)
             Non-operating revenues and expenses, net   (5,363)    (7,168)

  Income before income taxes and minority interest        7,028      6,702
  Income taxes                                            2,885      2,924
  Income before minority interest                         4,143      3,778

  Minority interest                                       (457)      (592)


  Net Income                                             $3,686     $3,186

  Net income per share                                     $.30       $.26

  Weighted average shares outstanding                    12,273     12,273

  See notes to consolidated condensed financial statements.

  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
  (Columnar Amounts in Thousands)
<CAPTION
                                                        (Unaudited)
                                                        Three Months
                                                       Ended March 31,
                                                       1995       1996
 Net cash flows provided by operating activities     $5,509    $20,670

  Cash flows from investing activities:
    Capital expenditures                             (3,037)    (12,207)
             Net cash used in investing activities   (3,037)    (12,207)

  Cash flows from financing activities:
    Repayment of long-term debt                      (3,083)    (6,187)
    Net borrowings (repayments) on notes                 895      3,975
  Net cash flows prov. (used) by fin. activities     (2,188)    (2,212)


  Net increase in cash                                   284      6,251

  Cash, Beginning of Period                           17,515     18,822

  Cash, End of Period                                $17,799    $25,073

  Supplemental cash flow information:
    Interest paid                                     $3,258     $2,796

    Income taxes paid                                   $464       $416

    Depreciation and Amortization Expense             $4,739     $4,525


  See notes to consolidated condensed financial statements.

            Atlantic Tele-Network, Inc.and Subsidiaries

                 Notes to the Consolidated Condensed
                       Financial Statements
              Three Months Ended March 31, 1995 and 1996
                    (Columnar amounts in Thousands)



     A.   GENERAL

     SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiaries (the "Company") at December 31, 1995 has been taken from audited financial statements at that date. All other consolidated condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three ended March 31, 1995 and 1996 are not necessarily indicative of the operating results for the full year not yet completed.

     B.   PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. Vitelco's estimate of the historical cost of the facilities damaged or destroyed by Hurricane Marilyn is approximately $27 million with associated accumulated depreciation of approximately $9 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal which are estimated at $3.5 million as of March 31, 1996 have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Due to uncertainties in this estimation process, it is reasonably possible that estimated costs of damaged or destroyed property as well as excess maintenance costs and costs of removal will be revised in the near term. The Company has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. However, the treatment by the Public Services Commission for the intrastate telecommunications plant has not yet been determined. In order to minimize the intrastate rate increases which might be required to enable Vitelco to recover these costs, on May 6, 1996, Vitelco applied to the Industrial Development Commission of the Virgin Islands for a 5-year exemption from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts and certain other taxes. This application is still pending, and its ultimate outcome cannot be determined by management at this time.

               Atlantic Tele-Network, Inc. and Subsidiaries

                    Notes to the Consolidated Condensed
                          Financial Statements
                Three Months Ended March 31, 1995 and 1996
                      (Columnar Amounts in Thousands)


     C.   CONTINGENCIES AND COMMITMENTS

     The Company presently has no insurance coverage for its outside plant for damages caused by wind storms. The Company is exploring alternatives to enable it to insure this risk in whole or in part, but believes that such insurance for outside plant is currently not available at reasonable rates.

     On October 11, 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to 87 countries. The order reduces these rates by 10%, and during off-peak hours, by an additional 50% of the reduced rate. In most cases, the existing rates are already less than GT&T's payment obligations to foreign carriers. The rate reduction was implemented by GT&T effective October 22, 1995. The order also calls for GT&T to deposit 15% of gross revenues into an escrow account that would be earmarked for capital expenditures for a new telecommunications expansion plan in Guyana to be developed by the PUC. The Company is unable to determine whether the escrow payments will be a pretax charge to GT&T's income or an increase in GT&T's rate base. GT&T has filed an appeal from the PUC order to the High Court in Guyana. On December 1, 1995, the High Court issued an order which effectively provides a stay on the requirement of depositing 15% of gross revenues into the escrow account. This matter is still pending before the courts and its ultimate outcome cannot be determined by management at this time.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). At GT&T's request and with the consent of the government of Guyana, the Plan was modified in certain respects and the date for completion of the Plan was extended first to August 28, 1994 and then to February 28, 1995. The government of Guyana has to date not accepted a request made by the Company and GT&T in December 1994 to modify certain other aspects of the Plan. The government has referred to the PUC the failure of GT&T to complete the Plan by February 28, 1995. However, hearings on this subject before the PUC are currently stayed pending GT&T's appeal from the PUC's October 11, 1995 order discussed above. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

               Atlantic Tele-Network, Inc. and Subsidiaries

                     Notes to Consolidated Condensed
                           Financial Statements
                 Three Months Ended March 31, 1995 and 1996
                       (Columnar Amounts in Thousands)



     D.   LITIGATION SETTLEMENT

     On February 7, 1996, the two principal shareholders and Co-Chief Executive Officers of the Company entered into a Global Settlement Agreement and Release pursuant to which they agreed to settle all then pending litigation between them concerning the management of ATN and related matters. As part of the settlement, the Company agreed to indemnify the officers over a period of time for a portion (approximately $2,800,000 in the aggregate) of the fees and expenses incurred by them in connection with the management dispute and related litigation. The company has accrued $2.8 million for this indemnification obligation in the first quarter of 1996. In addition, and as contemplated by the settlement, the Board of Directors of the Company has determined to explore possible means of enhancing stockholder value for ATN, including a possible business combination involving ATN.

               Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial
                   Conditions and Results of Operations



     Introduction

     The Company's revenues and income from continuing operations are derived principally from the operations of its telephone subsidiaries, Vitelco and GT&T. Vitelco derives most of its revenues from local telephone and long-distance access services. GT&T derives almost all of its revenues from international telephone services. Other operations in the Company's Consolidated Statements of Operations include: VitelCellular, which provides cellular telephone service in the U.S. Virgin Islands; and Vitelcom, which supplies customer premises equipment in the U.S. Virgin Islands.

     The principal components of operating expenses for the Company's telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, long-distance expenses and taxes other than income taxes. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include Vitelco's and GT&T's expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes.

     RESULTS OF OPERATIONS

     Three Months ended March 31, 1995 and 1996

     Revenues from telephone operations for the period ended March 31, 1996 were $49.4 million as compared to $37.8 million for the corresponding period of the prior year, an increase of $11.6 million (30%). The increases were due to a $12.7 million increase in audiotext traffic revenues at GT&T for the three months ended March 31, 1996. Audiotext traffic increased 13.9 million minutes for the three months ended March 31, 1996 over the corresponding period of the previous year. GT&T's audiotext traffic increased sharply in the first eight months of 1995 hitting a peak of 11.7 million minutes for the month of August. Since then audiotext traffic has held relatively steady at about 10 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume and profit margins of its audiotext traffic during the remainder of 1996.

              Atlantic Tele-Network, Inc. and Subsidiaries

             Management Discussion and Analysis of Financial
                 Conditions and Results of Operations



     Vitelco's telephone operations revenues decreased $757,000 for the three months ended March 31, 1996, principally as a result of Hurricane Marilyn which put approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. At March 31, 1996 Vitelco had 45,940 lines in service.

     Consolidated telephone operating expenses increased $10.3 million (39%) for the three months ended March 31, 1996. This increase was due principally to increased audiotext and outbound traffic expenses at GT&T of $10.1 million, due to increased traffic volume. In addition, plant specific expenses increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the first quarter of 1996 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn

     Overall, income from telephone operations increased $1.2 million (10%) for the three months ended March 31, 1996. The increase occurred principally because of increased audiotext traffic at GT&T. These revenue increases at GT&T were partially offset by increased international long distance, plant, and other operating expenses. This resulted in an increase in GT&T's contribution to income from telephone operations of $1.6 million (22%) for the three months ended March 31, 1996. This was offset by an approximately $426,000 decrease in the contribution to income from telephone operations at Vitelco discussed above.

     Income from continuing operations before minority interest decreased $326,000 for the three months ended March 31, 1996. The significant factors that contributed to this for the three months ended March 31, 1996 were:

           (i) the $1.2 million increase in income from telephone operations discussed above;
          (ii) a $254,000 increase in income from other operations as a result of cellular operations;
         (iii) a $281,000 net decrease in net interest expense due to reduced debt;
          (iv) a $2.1 million increase in other revenues and expenses. This was principally due to a non-recurring charge of $2.8 million
                in the  first  three  months  of  1996   for  the  companies
                obligation  to  reimburse its two Co-Chief Executive  Officers
                for   certain  litigation  expenses  in  connection   with   a
                management dispute settled in February 1996.

     The Company's effective tax rate for the three months ended March 31, 1996 was 43.6% as compared to 41.1% for the corresponding period of the prior year. The increase is due principally to the proportionally higher earnings of GT&T.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


     Regulatory Considerations

     On October 11, 1995 the Guyana PUC issued an order which temporarily reduced GT&T's rates for outbound international calls and required GT&T to deposit 15% of its gross revenues into an escrow account that would

              Atlantic Tele-Network, Inc. and Subsidiaries

             Management Discussion and Analysis of Financial
                  Conditions and Results of Operations


     be earmarked for capital expenditures for a new telecommunications expansion plan in Guyana. The temporary rate changes ordered by the PUC have been put into effect, although GT&T has obtained a court order staying the escrow payment obligations. If these rate changes were to continue in effect through all of 1996, they would result in a reduction of approximately $3 million in the Company's consolidated net income based on GT&T's current traffic patterns. The rate changes may also cause a shift of some profitable inbound international traffic to unprofitable outbound international traffic. However, the Company is unable to estimate the extent to which such a shift in traffic would occur. If the PUC's escrow payment order had been in effect for all of 1995, it would have required payments of approximately $20 million. The Company is unable to determine whether the escrow payments would be a pretax charge to GT&T's income or an increase in GT&T's rate base.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). At GT&T's request and with the consent of the government of Guyana, the Plan was modified in certain respects and the date for completion of the Plan was extended first to August 28, 1994 and then to February 28, 1995. The government of Guyana has to date not accepted a request made by the Company and GT&T in December 1994 to modify certain other aspects of the Plan. The government has referred to the PUC the failure of GT&T to complete the Expansion Plan by February 28, 1995. However hearings on this subject before the PUC are currently stayed pending GT&T's appeal from the PUC's October 11, 1995 order discussed above. Failure to timely fulfill the terms of the Expansion Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     Liquidity and Capital Resources


     The Company depends upon funds received from subsidiaries to meet its capital needs, including servicing existing debt and its ongoing program of seeking to acquire telecommunications licenses and businesses. The major source of funds for the Company has been advisory fees received from GT&T, and interest income from advances to subsidiaries of the Company.

     Other potential sources of funds to the Company are from repayment of loans to subsidiaries or dividends from GT&T or ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN - VI meets certain financial ratios (which were not met at March 31, 1996). Consequently ATN - VI was restricted from paying dividends at that date. At March 31, 1996, the Company also holds a note of ATN - VI in the amount of approximately $23 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     ATN - VI's ability to obtain funds to repay its note is dependent upon dividends from Vitelco, and Vitelco is subject to restrictions on payment of dividends under its loan agreement with the Rural Utility Service ("RUS") and its 1989 and 1991 Settlement Agreements with the PSC. Under Vitelco's Settlement Agreements with the Public Service Commission (PSC), which are currently more restrictive than the RUS

              Atlantic Tele-Network, Inc. and Subsidiaries

             Management Discussion and Analysis of Financial
                 Conditions and Results of Operations


     Loans, dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN - VI's debt to RTFC. At March 31, 1996, Vitelco was restricted from paying any dividends and had approximately $9.3 million of the cash reflected on the Company's Consolidated Balance Sheet at that date.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of March 31, 1996, the Company was in compliance with all covenants contained in its long-term debt agreements.

     Vitelco estimates that approximately $45 million has been or will be required to repair the damage to its telephone plant caused by Hurricane Marilyn. Vitelco had cash balances of $21.4 million as of September 1, 1995 and was able to finance its restoration activities through March 1996 from its cash balances and cash flows from operating activities. Vitelco has drawn down $5 million available to it under an existing line of credit with RTFC and has received an additional $15 million line of credit from RTFC. Vitelco has applied to the RUS for $35.1 million of long-term financing. Vitelco's $5 million borrowing from RTFC is required to be repaid within 12 months of the date of drawdown. Vitelco's new $15 million line of credit will mature on March 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

     GT&T is not subject to any contractual restrictions on payment of dividends. However, the capital needs of GT&T's Expansion Plan, the working capital required for GT&T's rapid growth in audiotext traffic in 1995 and GT&T's own debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees mentioned above. Because the Company pays fees owing to audiotext traffic providers on a more rapid schedule than it collects on its audiotext traffic, the Company has had to invest increasing amounts in the working capital related to its audiotext traffic during the period that this traffic was growing at a rapid rate. The rate of growth in the required working capital for this traffic decreased shortly after August, 1995 when the volume of audio text traffic peaked and then leveled off. As a result of the reduced need by GT&T's audio text business for increasing amounts of working capital, GT&T has been contributing significantly to the Company's liquidity.

     If and when the Company settles outstanding issues with the Guyana Government and the PUC with regard to GT&T's Expansion Plan and its rates for service, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. If that portion of the PUC's October 11, 1995 order which requires GT&T to make escrow payments equal to 15% of its revenues comes into effect, GT&T will most likely require external financing to enable it to make such payments, and there can be no assurance that the Company will be able to obtain any such financing.

     The Company's short term bank credit facility, under which the Company has $5.5 million of loans outstanding, expired on October 1, 1994. The bank has orally agreed to renew this facility until October 1, 1996 and to waive the prohibition on borrowing under the facility during the first thirty days of the renewal period. The Company also had

              Atlantic Tele-Network, Inc. and Subsidiaries

             Management Discussion and Analysis of Financial
                  Conditions and Results of Operations


     outstanding  at March 31, 1996 a demand loan of $444,444 from  Cornelius
     B. Prior, Jr. one its Co-Chief Executive Officers which is being repaid at the rate of $55,555 per month. In the first quarter of 1996 The Company paid in full a $4 million Note and paid Mr. Prior $512,179 in partial payment of his demand loan.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company anticipates that GT&T's foreign currency earnings will enable GT&T to service its debt and pay its hard currency tax obligations. There are no Guyana legal restrictions on the conversion of Guyana's currency into U.S. dollars or on the expatriation of foreign currency from Guyana.

     Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, however, the Guyana dollar has declined in value to the current rate of approximately 142 to the U.S. dollar, and it has remained relatively stable at approximately that rate since 1994.

     The effect of inflation on the Company's financial results of telephone operations in the U.S. Virgin Islands has not been significant in recent years. The effect of inflation on the cost of providing telephone service in the U.S. Virgin Islands has generally been offset (without any increase in local subscribers' rates) by increased revenues resulting from growth in the number of subscribers and from regulatory cost recovery practices in determining access revenues.

              Atlantic Tele-Network, Inc. and Subsidiaries

                      Part II - Other Information


     Item 1.  Legal Proceedings


     Pursuant to a Global Settlement Agreement and Release, dated February 7, 1996, (i) all claims and counterclaims asserted in the case entitled Atlantic Tele-Network, Inc., et al. v. Jeffrey J. Prosser, et al, then pending in the Court of Chancery of the State of Delaware in and for New Castle County, have been dismissed with prejudice, (ii) all claims and counterclaims asserted in the case entitled Cornelius B. Prior, Jr. v. Jeffrey J. Prosser, et al, then pending in the Court of Chancery of the State of Delaware in and for New Castle County, have been dismissed with prejudice, (iii) all claims and counterclaim asserted in the case entitled Atlantic Tele-Network, Inc., et al. v. Cornelius B. Prior, Jr., et al, then pending in the Territorial Court of the Virgin Islands, Division of St. Croix, have been dismissed with prejudice and (iv) all claims asserted in the case entitled Edwin C. Crouch, et al. v. Cornelius B. Prior, Jr., et al., then pending in the District Court of the Virgin Islands, Division of St. Croix, have been dismissed with prejudice. For further information with regard to these cases and the terms of the settlement, see the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 and the Registrant's Current Report on Form 8-K dated February 16, 1996.

     Item 2.  Changes in Securities

     Not applicable.

     Item 3.  Defaults Upon Senior Securities

     Not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders

     On February 7, 1996, Cornelius B. Prior, Jr. and Jeffrey J. Prosser, who at that date held in the aggregate approximately 60% of the outstanding shares of common stock of the Registrant, executed and delivered to the Company irrevocable written consents to the adoption of an amendment to the Registrant's certificate of incorporation. For further information with regard to this matter, see the Information Statement filed by the Registrant on April 24, 1996 with the Securities and Exchange Commission pursuant to Section 14(c) of the Securities Exchange Act of 1934.

     Item 5.  Other Information

     Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K

     Current Report on Form 8-K, dated February 16, 1996 relating to the Global Settlement Agreement

              Atlantic Tele-Network, Inc. and Subsidiaries

                                Signatures


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Atlantic Tele-Network, Inc.




Date: May 14, 1996                      /s/  Craig A. Knock
                                   Craig A. Knock
                                   Chief Financial Officer and Vice-President
                                   signing both in his capacity as Vice-
                                   President on behalf of the Registrant and as
                                   Chief Financial Officer of the Registrant