Form 10-Q
period 1996-06-30
ATLANTIC TELE NETWORK INC /DE
filed 1996-08-14
CIK 879585

______________________________________________________________________
                            ______________
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               Form 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         [X]        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarter ended June 30, 1996

                                  OR

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

As of June 30, 1996, the registrant had outstanding 12,272,500 shares of its common stock ($.01 par value).
______________________________________________________________________

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)
                                             December 31,    June 30,
                                                 1995          1996
                                                           (Unaudited)
ASSETS
Current assets:
  Cash                                          $18,822       $ 9,750
  Accounts receivable, net                       63,353        62,851
  Materials and supplies                          8,656        10,141
  Prepayments and other current assets            5,781         6,242
 Total current assets                            96,612        88,984

Fixed assets:
  Property, plant and equipment                 286,856       312,155
  Less accumulated depreciation                (101,729)     (108,747)

  Franchise rights and cost in excess of
  underlying book value, less accumulated
  amortization of $9,769,000                     41,533        40,832
  and $10,470,000
          Net fixed assets                      226,660       244,240

Property costs recoverable from future rev.      20,000        23,540
Uncollected authorized rate increases             4,339         3,488
Other assets                                     16,263        16,389
                                                363,874      $376,641

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                 $ 6,969       $15,777
  Accounts payable                               19,568        23,305
  Accrued taxes                                   6,177         5,421
  Advance payments and deposits                   2,719         2,673
  Other current liabilities                       8,815        11,448
  Current portion of long-term debt              17,872        13,539
           Total current liabilities             62,120        72,163

Deferred income taxes and tax credits            28,188        27,642
Long-term debt, excluding current portion       120,297       114,597
Pension and other long-term liabilities           9,457         8,964
Minority interest                                12,856        14,128
Contingencies and commitments (Note C)

Stockholders' equity:
  Preferred stock, par value $.01 per               -             -
  share; 10,000,000 shares authorized;
  none issued and outstanding
  Common stock, par value $.01 per share;
  20,000,000 shares authorized;
  12,272,500 shares issued and outstanding           123          123
  Paid-in capital                                 81,852       81,852
Retained earnings                                 48,981       57,172
         Total stockholders' equity              130,956      139,147
                                                 363,874      376,641

See notes to consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except per Share Data)
                                           (Unaudited)       (Unaudited)
                                          3 Months Ended   6 Months Ended
                                          1995     1996     1995     1996
                                          ==============   ================
Telephone Operations:
 Revenues:
    Local exchange service                6,284    6,278   12,416    12,589
    Access charges                        3,517    3,712    7,049     7,076
    International long-distance revenues 31,059   38,232   54,321    73,473
    Universal Service Fund                3,087    2,802    6,174     5,604
    Billing and other revenues            1,117    1,275    2,218     2,304
    Directory advertising                   712      644    1,424     1,293
           Total revenues                45,776   52,943   83,602   102,339

  Expenses:
    Plant specific operations             3,157    4,152    6,356     7,869
    Plant nonspecific operations          5,286    5,212   10,459    10,135
    Customer operations                   1,433    1,630    2,883     3,224
    Corporate operations                  3,315    3,206    6,539     6,127
    International long-distance exp.     17,596   23,989   29,811    46,294
    Taxes other than income                 797      712    1,567     1,628
           Total expenses                31,584   38,901   57,615    75,277
    Income from telephone operations     14,192   14,042   25,987    27,062

Other Operations:
  Revenues:
    Cellular services                     1,119    1,581    2,323     3,219
    Product sales and rentals             1,207    1,358    2,356     2,644
           Total revenues                 2,326    2,939    4,679     5,863
  Expenses of other operations            1,878    2,103    3,635     4,177
           Income from other operations     448      836    1,044     1,686

Non-operating Revenues and Expenses:
  Interest expense                       (3,146)  (2,862)  (6,359)   (5,730)
  Interest income                           248       85      454       227
  Other revenues and expenses            (3,544)  (2,464)  (5,900)   (6,906)
Non-operating revenues and exp., net     (6,442)  (5,241) (11,805)  (12,409)

Income before income taxes and minority   8,198    9,637   15,226    16,339
interest
Income taxes                              3,485    3,952    6,370     6,876
Income before minority interest           4,713    5,685    8,856     9,463

Minority interest                          (637)    (680)  (1,094)   (1,272)

Net income                              $ 4,076  $ 5,005  $ 7,762   $ 8,191


Net income per share                     $ 0.33   $ 0.41   $ 0.63    $ 0.67

Weighted average shares outstanding      12,273   12,273   12,273    12,273

See notes to consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)

                                                      (Unaudited)
                                                     6 Months Ended
                                                        June 30,
                                                     1995      1996

Net cash flows provided by operating activities    $17,321    $20,992

Cash flows from investing activities:
  Capital expenditures                              (5,536)   (28,839)
           Net cash used in investing activities    (5,536)   (28,839)

Cash flows from financing activities:
  Repayment of long-term debt                       (6,198)   (10,033)
  Issuance of long-term debt                         4,750       -
  Net borrowings (repayments) on notes payable        (572)     8,808
           Net cash flows provided (used) by        (2,020)    (1,225)
           financing activities

Net increase (decrease) in cash                      9,765     (9,072)

Cash, Beginning of Period                           17,515     18,822

Cash, End of Period                                $27,280     $9,750

Supplemental cash flow information:
  Interest paid                                     $6,455     $5,797

  Income taxes paid                                 $4,015     $8,523

  Depreciation and Amortization Expense             $9,650     $9,154


See notes to consolidated condensed financial statements.

                   ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                         NOTES TO CONSOLIDATED CONDENSED
                              FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                             (Columnar Amounts in Thousands)


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

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and six months ended June 30, 1995 and 1996 are not necessarily indicative of the operating results for the full year not yet completed.

     B.   PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant
     of  Vitelco.   None  of  the  damage was  covered  by  insurance.
     Vitelco's estimate of the historical cost of the facilities damaged or destroyed by Hurricane Marilyn is approximately $27 million with associated accumulated depreciation of approximately
     $9  million.   These  costs have been removed from  the  property
     accounts and along with certain excess maintenance costs and costs of removal which are estimated at $5.5 million as of June 30, 1996 have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate
     making   purposes.   Due  to  uncertainties  in  this  estimation
     process, it is reasonably possible that estimated costs of damaged or destroyed property as well as excess maintenance costs
     and  costs  of  removal will be revised in the  near  term.   The
     Company has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. However, the treatment by the Public Services Commission for the intrastate telecommunications plant has not yet been determined. In order to minimize the intrastate rate increases which might be required to enable Vitelco to recover these costs, on May 6, 1996, Vitelco applied to the Industrial Development Commission of the Virgin Islands for a 5-year exemption from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts and certain other taxes. This application is still pending, and it's ultimate outcome cannot be determined by management at this time.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                          (Columnar Amounts in Thousands)

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

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED CONDENSED
                             FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1996
                          (Columnar Amounts in Thousands)


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

     RESULTS OF OPERATIONS

     Three and Six Months ended June 30, 1995 and 1996

     Revenues from telephone operations for the three months ended June 30, 1996 were $52.9 million as compared to $45.8 million for the corresponding period of the prior year, an increase of $7.2 million (16%). Revenues from telephone operations for the six months ended June 30, 1996 were $102.3 million as compared to $83.6 million for the corresponding period of the prior year, an increase of $18.7 million (22%). The increases were principally due to a $7.6 and $20.3 million increase in audiotext traffic revenues at GT&T for the three and six months ended June 30, 1996 respectively. GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August. Since then audiotext traffic has held relatively steady at about 10 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume and profit margins of its audiotext traffic during the remainder of 1996.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS


     Vitelco's telephone operations revenues decreased $432,000 and $1.2 million for the three and six months ended June 30, 1996, respectively. These reductions in revenues were due principally as a result of Hurricane Marilyn which put approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. Service was substantially restored by May 1996. At June 30, 1996 Vitelco had 58,824 lines in service.

     Consolidated telephone operating expenses increased $7.3 million (23%) and $17.7 (31%) for the three and six months ended June 30, 1996. This increase was due principally to increases in audiotext and outbound traffic expenses at GT&T of $6.4 million, and $16.5 million for the three and six months ended June 30, 1996 respectively due to increased traffic volume. As a result of a rate decrease ordered by the Guyana PUC on October 11, 1995, GT&T's outbound international traffic has increased by approximately 40% during the first six months of 1996 resulting in an approximately $500,000 per month increase in outbound traffic expenses. An additional factor contributing to the increase in consolidated telephone operating expenses was plant specific expense which increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the first quarter of 1996 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn.

     Income from telephone operations decreased $150,000 for the three months ended June 30, 1996 but was up $1.1 million (4%) for the six months ended June 30, 1996. These changes occurred principally as a result of factors affecting revenues from telephone operations and consolidated telephone operating expenses discussed above. GT&T's contribution to income from telephone operations increased by $353,000 (4%) and $2.0 million (12%) for the three and six months ended June 30, 1996 respectively, while Vitelco's contribution to income from telephone operations decreased by $503,000 and $929,000 for the same periods.

     Income before minority interest increased $972,000 and $607,000 for the three and six months ended June 30, 1996 respectively. The significant factors that contributed to these increases were:

          (i)   the $150,000 decrease and $1.1 million increase  in
                income from telephone operations discussed above;
          (ii)  $388,000  and $642,000  increases  in  income  from
                other operations from increase cellular operations;
         (iii)  $121,000  and  $402,000   decreases  in   net
                interest expense due to reduced debt;
          (iv ) a $1.1 million decrease for the three months and  a  $1 million increase for the six months in other non operating revenues and expenses. This was principally due to decrease of certain corporate expenses in the second quarter of 1996 and a non-recurring charge of $2.8 million in the first three months of 1996 for the companies obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996.

     The Company's effective tax rate for the three and six months ended June 30, 1996 was 41.0% and 42.1% as compared to 42.5% and 41.8% for the corresponding periods of the prior year.

                   ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITIONS AND RESULTS OF OPERATIONS


     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


     Regulatory Considerations

     On October 11, 1995 the Guyana PUC issued an order which temporarily reduced GT&T's rates for outbound international calls and required GT&T to deposit 15% of its gross revenues into an escrow account that would be earmarked for capital expenditures for a new telecommunications expansion plan in Guyana. The temporary rate changes ordered by the PUC have been put into effect, although GT&T has obtained a court order staying the escrow payment obligations. These rate changes have resulted in an increase of approximately 40% in GT&T's unprofitable outbound traffic which in turn has resulted in an approximately $200,000 per month decrease in GT&T's revenue from such traffic and an increase in GT&T's outbound traffic expenses of approximately $500,000 per month during the first six months of 1996. If the PUC's escrow payment order had been in effect for the first six months of 1996 it would have required payments of approximately $11.3 million. The Company is unable to determine whether the escrow payments would be a pretax charge to GT&T's income or an increase in GT&T's rate base.

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

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITIONS AND RESULTS OF OPERATIONS


     Other potential sources of funds to the Company are from repayment of loans to subsidiaries or dividends from GT&T or ATN
     - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN - VI meets certain financial ratios (which were not met at June 30, 1996). Consequently ATN - VI was restricted from paying dividends at that date. At June 30, 1996, the Company also holds a note of ATN - VI in the amount of approximately $24 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     ATN - VI's ability to obtain funds to repay its note is dependent upon dividends from Vitelco, and Vitelco is subject to restrictions on payment of dividends under its loan agreement with the Rural Utility Service ("RUS") and its 1989 and 1991 Settlement Agreements with the PSC. Under Vitelco's Settlement
     Agreements with the Public Service Commission (PSC), which are currently more restrictive than the RUS Loans, dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN - VI's debt to RTFC. At June 30, 1996, Vitelco was restricted from paying any dividends.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of June 30, 1996, the Company was in compliance with all covenants contained in its long-term debt agreements.

     Vitelco estimates that the total cost of repairing damage to its telephone plant caused by Hurricane Marilyn will be approximately $45 million, of which approximately $37 million was expended through June 30, 1996. Vitelco financed these expenditures from its cash balances (which were $21.4 million as of September 1,
     1995), from cash flows from its operating activities, from $5 million of borrowings under a preexisting line of credit with RTFC and an additional $5 million of borrowings under a new $15 million line of credit from RTFC which Vitelco obtained after the hurricane. Vitelco has also applied to the RUS for $35.1 million of long term financing. Borrowings under Vitelco's preexisting line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the new $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on March 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

     GT&T is not subject to any contractual restrictions on payment of dividends. However, the capital needs of GT&T's Expansion Plan, the working capital required for GT&T's rapid growth in audiotext traffic in 1995 and GT&T's own debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees mentioned above. Because the Company pays fees owing to audiotext traffic providers on a more rapid schedule than it collects on its audiotext traffic, the Company had to invest increasing amounts in the working capital related to its audiotext traffic during the period that this traffic was growing at a rapid rate. The rate of growth in the required working capital for this traffic decreased shortly after August, 1995 when the volume of audio text traffic peaked and then leveled off. As a result of the reduced need by GT&T's audio text business for increasing amounts of working capital, GT&T has been contributing significantly to the Company's liquidity.

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

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                          PART II-OTHER INFORMATION



     Item 1.  Legal Proceedings


     Not applicable.

     Item 2.  Changes in Securities

     Not applicable.

     Item 3.  Defaults Upon Senior Securities

     Not applicable.

     Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

     Item 5.  Other Information

     Not applicable.

     Item 6.  Exhibits and Reports on Form 8-K

     Not applicable.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                                  SIGNATURES

     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        Atlantic Tele-Network, Inc.



Date: August 12, 1996                   /s/  Craig A. Knock
                                        Craig A. Knock
                                        Chief Financial Officer and Vice-
                                        President
                                        signing both in his capacity as
                                        Vice-President on behalf of the
                                        Registrant and as
                                        Chief Financial Officer
                                        of the Registrant