Form 10-Q
period 1996-09-30
ATLANTIC TELE NETWORK INC /DE
filed 1996-11-14
CIK 879585

------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE  SECURITIES  EXCHANGE  ACT OF 1934
                     For the Quarter ended September 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1996, the registrant had outstanding 12,272,500 shares of its common stock ($.01 par value).
    ------------------------------------------------------------------------



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

-------------------------------------------------------------------------------

                                                    December 31, September 30,
                                                          1995        1996
                                                                   (Unaudited)
ASSETS
Current assets:
  Cash                                                   $ 18,822   $   9,002
  Accounts receivable, net                                 63,353      66,573
  Materials and supplies                                    8,656       9,669
  Prepayments and other current assets                      5,781       6,908
                                                         --------   ---------
          Total current assets                             96,612      92,152

Fixed assets:
  Property, plant and equipment                           286,856     320,371
  Less accumulated depreciation                          (101,729)   (112,408)
  Franchise rights and cost in excess of underlying
   book value, less accumulated amortization               41,533      40,483
   of $9,769,000 and $10,819,000                         --------   ---------
           Net fixed assets                               226,660     248,446

Property costs recoverable from future revenues            20,000      22,245
Uncollected authorized rate increases                       4,339       3,234
Other assets                                               16,263      14,659
                                                         --------   ---------
                                                         $363,874    $380,736
                                                         ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                             6,969      17,502
  Accounts payable                                         19,568      20,421
  Accrued taxes                                             6,177       7,754
  Advance payments and deposits                             2,719       2,686
  Other current liabilities                                 8,815      10,912
  Current portion of long-term debt                        17,872      13,436
                                                         --------   ---------
           Total current liabilities                       62,120      72,711

Deferred income taxes and tax credits                      28,188      27,400
Long-term debt, excluding current portion                 120,297     112,839
Pension and other long-term liabilities                     9,457       9,011
Minority interest                                          12,856      14,716
Contingencies and commitments (Note C)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000        -          -
  shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares
    authorized;12,272,500 shares issued and outstanding       123         123
  Paid-in capital                                          81,852      81,852
  Retained earnings                                        48,981      62,084
                                                         --------   ---------
           Total stockholders' equity                     130,956     144,059
                                                         --------   ---------
                                                         $363,874    $380,736
                                                         ========   =========


See notes to consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except Per Share Data)
----------------------------------------------------------------------------
                                          (Unaudited)          (Unaudited)
                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                   ---------------------  ------------------
                                        1995      1996      1995      1996

Telephone Operations:
  Revenues:
    Local exchange service             $ 6,074   $ 6,317  $ 18,490  $ 18,906
    Access charges                       3,337     4,542    10,386    11,618
    International long-distance rev.    35,651    38,786    89,972   112,259
    Universal Service Fund               3,018     2,802     9,192     8,406
    Billing and other revenues           1,073     1,418     3,291     3,722
    Directory advertising                  678       645     2,102     1,938
                                       --------  --------  --------  --------
           Total revenues               49,831    54,510   133,433   156,849

  Expenses:
    Plant specific operations            3,145     4,614     9,501    12,483
    Plant nonspecific operations         5,350     6,013    15,809    16,148
    Customer operations                  1,364     1,612     4,247     4,836
    Corporate operations                 3,110     2,823     9,649     8,950
    International long-distance exp.    22,736    25,503    52,547    71,797
    Taxes other than income                776       778     2,343     2,406
                                        -------   -------  --------  --------
           Total expenses               36,481    41,343    94,096   116,620
   Income from telephone operations     13,350    13,167    39,337    40,229

Other Operations:
  Revenues:
    Cellular services                    1,127     1,238     3,450     4,457
    Product sales and rentals            1,159     1,287     3,515     3,931
                                       --------  --------  --------  --------
           Total revenues                2,286     2,525     6,965     8,388
  Expenses of other operation            1,891     1,907     5,526     6,084
                                       --------  --------  --------  --------
Income from other operations               395       618     1,439     2,304

Non-operating Revenues and Expenses:
  Interest expense                      (3,112)   (2,807)   (9,471)   (8,537)
  Interest income                          262        25       716       252
  Other revenues and expenses           (2,691)   (1,895)   (8,591)   (8,801)
                                       --------  --------  --------  --------
 Non-operating revenues and exp., net   (5,541)   (4,677)  (17,346)  (17,086)
                                      ---------  --------  --------  --------

Income before income taxes and
 minority interest                       8,204     9,108    23,430    25,447
Income taxes                             3,467     3,608     9,837    10,484
                                       --------   -------  --------  --------
Income before minority interest          4,737     5,500    13,593    14,963

Minority interest                         (594)     (588)   (1,688)   (1,860)
                                       --------   --------  --------  --------
Net income                             $ 4,143   $ 4,912  $ 11,905  $ 13,103
                                       ========   ========  ========  ========


Net income per share                    $ 0.34    $ 0.40    $ 0.97    $ 1.07
                                       ========   ========  ========  ========


Weighted average shares outstanding     12,273    12,273     12,273    12,273
                                      =========  ========  =========  =========


See notes to consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------

                                                               (Unaudited)
                                                           Nine Months Ended
                                                              September 30,
                                                      -----------------------
                                                            1995        1996


Net cash flows provided by operating activities          $ 17,133    $ 25,056

Cash flows from investing activities:
  Capital expenditures                                     (9,771)    (33,515)
                                                         ---------   ---------
           Net cash used in investing activities           (9,771)    (33,515)

Cash flows from financing activities:
  Repayment of long-term debt                              (9,215)    (13,229)
  Issuance of long-term debt                                4,750       1,335
  Net borrowings (repayments) on notes payable              2,343      10,533
                                                         ---------    ---------
  Net cash flows provided (used) by financing activitie    (2,122)     (1,361)
                                                         ---------    ---------

Net increase (decrease) in cash                             5,240      (9,820)

Cash, Beginning of Period                                  17,515      18,822
                                                         ---------    ---------

Cash, End of Period                                       $22,755      $9,002
                                                        ==========   ==========

Supplemental cash flow information:

 Interest paid                                             $9,530      $8,542
                                                         ==========   =========
 Income taxes paid                                         $5,013      $9,621
                                                         ==========   =========

 Depreciation and Amortization Expense                   $ 14,580    $ 14,518
                                                         ==========   =========



See notes to consolidated condensed financial statements.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
             Three and Nine Months Ended September 30, 1995 and 1996


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


The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and nine months ended September 30, 1995 and 1996 are not necessarily indicative of the operating results for the full year not yet completed.


B. PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. Vitelco's estimate of the historical cost of the facilities damaged or destroyed by Hurricane Marilyn is approximately $27 million with associated accumulated depreciation of approximately $9 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal which are estimated at $5.7 million as of September 30, 1996 have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Due to uncertainties in this estimation process, it is reasonably possible that estimated costs of damaged or destroyed property as well as excess maintenance costs and costs of removal will be revised in the near term. The Company has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. However, the treatment by the Public Services Commission for the intrastate telecommunications plant has not yet been determined. In order to minimize the intrastate rate increases which might be required to enable Vitelco to recover these costs, on May 6, 1996, Vitelco applied to the Industrial Development Commission of the Virgin Islands for a 5-year exemption from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts and certain other taxes. This application is still pending, and its ultimate outcome cannot be determined by management at this time.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
             Three and Nine Months Ended September 30, 1995 and 1996


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

                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
             Three and Nine Months Ended September 30, 1995 and 1996


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


RESULTS OF OPERATIONS


Three and Nine Months ended September 30, 1995 and 1996

Revenues from telephone operations for the three months ended September 30, 1996 were $54.5 million as compared to $49.8 million for the corresponding period of the prior year, an increase of $4.7 million (9%). Revenues from telephone operations for the nine months ended September 30, 1996 were $156.8 million as compared to $133.4 million for the corresponding period of the prior year, an increase of $23.4 million (17%). The increases were principally due to a $2.6 and $23 million increase in audiotext traffic revenues at GT&T for the three and nine months ended September 30, 1996 respectively. GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August. Since then audiotext traffic has held relatively steady at about 10 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume and profit margins of its audiotext traffic during the remainder of 1996.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion And Analysis Of Financial
                      Conditions and Results of Operations



Vitelco's telephone operations revenues increased $1.4 million and $240,000 for the three and nine months ended September 30, 1996, respectively. These increases in revenues over prior periods were due principally as a result of Hurricane Marilyn which put approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. Service was substantially restored by May 1996. At September 30, 1996 Vitelco had 58,431 lines in service.


Consolidated telephone operating expenses increased $4.9 million (13%) and $22.5 (24%) for the three and nine months ended September 30, 1996. This increase was due principally to increases in audiotext and outbound traffic expenses at GT&T of $2.8 million, and $19.2 million for the three and nine months ended September 30, 1996 respectively due to increased traffic volume. As a result of a rate decrease ordered by the Guyana PUC on October 11, 1995, GT&T's outbound international traffic has increased by approximately 45% during the first nine months of 1996 resulting in an approximately $500,000 per month increase in outbound traffic expenses. An additional factor contributing to the increase in consolidated telephone operating expenses was plant specific expense which increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the first quarter of 1996 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn.


Income from telephone operations decreased $183,000 for the three months ended September 30, 1996 but was up $892,000 (2%) for the nine months ended September 30, 1996. These changes occurred principally as a result of factors affecting revenues from telephone operations and consolidated telephone operating expenses discussed above. GT&T's contribution to income from telephone operations decreased by $114,000 (1%) for the three months ended September 30, 1996 but was up $1.9 million (7%) for the nine months ended September 30, 1996 while Vitelco's contribution to income from telephone operations decreased by $69,000 and $998,000 for the same periods.


Income before minority interest increased $763,000 and $1.4 million for the three and nine months ended September 30, 1996 respectively. The significant factors that contributed to these increases were:

          (i) the $183,000 decrease and $892,000 million increase in income from telephone operations discussed above;
         (ii) $223,000 and $865,000 increases in income from other
              operations from increased cellular operations;
        (iii) $68,000 and $470,000 decreases in net interest expense due to reduced average debt;
         (iv) a $796,000 decrease for the three months and a $210,000 increase for the nine months in other non operating revenues and expenses. This was principally due to decrease of certain corporate expenses in the second and third quarters of 1996 and a non-recurring charge of $2.8 million in the first three months of 1996 for the companies obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996.


The Company's effective tax rate for the three and nine months ended September 30, 1996 was 39.6% and 41.2% as compared to 42.3% and 42% for the corresponding periods of the prior year.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion And Analysis Of Financial
                      Conditions and Results of Operations



The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


Regulatory Considerations


On October 11, 1995 the Guyana PUC issued an order which temporarily reduced GT&T's rates for outbound international calls and required GT&T to deposit 15% of its gross revenues into an escrow account that would be earmarked for capital expenditures for a new telecommunications expansion plan in Guyana. The temporary rate changes ordered by the PUC have been put into effect, although GT&T has obtained a court order staying the escrow payment obligations. These rate changes have resulted in an increase of approximately 45% in GT&T's unprofitable outbound traffic which in turn has resulted in an increase in GT&T's outbound traffic expenses of approximately $500,000 per month while at the same time revenue declined approximately $200,000 per month during the first nine months of 1996. If the PUC's escrow payment order had been in effect for the first nine months of 1996 it would have required payments of approximately $17.2 million. The Company is unable to determine whether the escrow payments would be a pretax charge to GT&T's income or an increase in GT&T's rate base.


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


Other potential sources of funds to the Company are from repayment of loans to subsidiaries or dividends from GT&T or ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN - VI meets certain financial ratios (which were not met at September 30, 1996). Consequently ATN - VI was restricted from paying dividends at that date. At September 30, 1996, the Company also holds a note of ATN - VI in the amount of approximately $23 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion And Analysis Of Financial
                      Conditions and Results of Operations



ATN - VI's ability to obtain funds to repay its note is dependent upon dividends from Vitelco, and Vitelco is subject to restrictions on payment of dividends under its loan agreement with the Rural Utility Service ("RUS") and its 1989 and 1991 Settlement Agreements with the Public Service Commission
(PSC). Under Vitelco's Settlement Agreements with the PSC, which are currently more restrictive than the RUS Loans, dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN - VI's debt to RTFC. At September 30, 1996, Vitelco was restricted from paying any dividends.


The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of September 30, 1996, the Company was in compliance with all covenants contained in its long-term debt agreements.


Vitelco estimates that the total cost of repairing damage to its telephone plant caused by Hurricane Marilyn will be approximately $42 million, of which approximately $38.5 million was expended through September 30, 1996. Vitelco financed these expenditures from its cash balances (which were $21.4 million as of September 1, 1995), from cash flows from its operating activities, from $5 million of borrowings under a preexisting line of credit with RTFC and an additional $6 million of borrowings under a new $15 million line of credit from RTFC which Vitelco obtained after the hurricane. Vitelco has also applied to the RUS for $35.1 million of long term financing. Borrowings under Vitelco's preexisting line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the new $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on March 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.


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


The Company's short term bank credit facility, under which the Company has $5.5 million of loans outstanding, expired on October 1, 1996. The bank has verbally agreed to renew this facility until October 1, 1997 and waive the prohibition on borrowing under the facility during the first thirty days of the renewal period.


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


Impact of Devaluation and Inflation

Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, however, the Guyana dollar declined in value to the current rate of approximately 142 to the U.S. dollar, and has remained relatively stable at approximately that rate since 1994.


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

                           Part II- Other Information



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






                                             Atlantic Tele-Network, Inc.
                                             ----------------------------




Date: November 12, 1996                      /s/ Craig A. Knock
                                             ----------------------------
                                             Craig A. Knock

                                   Chief Financial Officer and Vice-President signing both in his capacity as Vice-President on behalf of the Registrant and as Chief Financial Officer of the Registrant