Form 10-K
period 1996-12-31
ATLANTIC TELE NETWORK INC /DE
filed 1997-03-31
CIK 879585

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
--------------------------------------------------------------------------------

                                   FORM 10-K
(Mark One)
           |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996
                                      OR
         | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _______ to _______
                        Commission file number 0-19551
--------------------------------------------------------------------------------

                          Atlantic Tele-Network, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                                  Chase Financial Center
  (State or other jurisdiction of                         P.O. Box 1730
   incorporation or organization)               St. Croix, U.S. Virgin Islands
                                       (Address of principal executive offices)
                                                              00821
            47-0728886                                     (Zip Code)
I.R.S. Employer Identification No.)

                                (809) 777-8000
             (Registrant's telephone number, including area code)
                _______________________________________________
          Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
  Title of each class                        which registered
  ----------------------------               ----------------------------
  Common Stock, Par Value $.01 per Share     American Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

   Title of each class
----------------------------
         None
            _______________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes (X)   No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (S-229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 24, 1997, was approximately $ 63,207,220 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 24, 1997, there were outstanding 12,272,500 shares of Common Stock, $.01 par value, of the registrant.

                    Documents Incorporated by Reference
Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 1995 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                    PART I



Item 1.  Business

Introduction

     The Company has two principal subsidiaries, the Virgin Islands Telephone Corporation ("Vitelco") and Guyana Telephone and Telegraph Company Limited ("GT&T"). Vitelco provides subscribers with local telephone service in the U.S. Virgin Islands, access to long-distance companies for interstate and international telephone service, and provides those companies with access to its local network. GT&T provides local service and domestic long-distance telecommunications service within the Co-operative Republic of Guyana and international telephone service between Guyana and foreign points.

     The Company is also engaged in other telecommunications services, principally in the Caribbean area. It provides cellular telephone service in the U.S. Virgin Islands to marine and land-based subscribers and sells and leases telecommunications equipment in the U.S. Virgin Islands.

     The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business through privatization of government-owned businesses or otherwise in the Caribbean area and in developing countries in other parts of the world, and may make investments in such businesses in the future. The Company has focused its attention on wire line and cellular telephone business and cable television. However, there can be no assurance the Company will be able to acquire or establish any such businesses.

     On January 29, 1997 the Company announced that its Board of Directors and two principal stockholders, Cornelius B. Prior, Jr. and Jeffrey J. Prosser (each of whom owns approximately 30% of the outstanding Common Stock of the Company), had approved the terms of the split-up of the Company into two separate public companies. One, a new company, will contain all of the Company's Virgin Islands operations and will be spun off to Mr. Prosser and the public stockholders of the Company. The other, the Company, will continue ATN's Guyana operations and will be controlled by Mr. Prior. As a condition to the transaction, the new company is required to raise in excess of $17.4 million to be paid to the Company in repayment of existing intercompany debt. These funds will in turn be paid by the Company to Mr. Prior to redeem a portion of Mr. Prior's stock interest in the Company. At the date of this report, the split-up is subject to the execution of definitive documentation, the receipt of certain regulatory approvals, including a ruling from the Internal Revenue Service that the distribution of shares of the new company will be tax free for federal income tax purposes to the Company and its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, and an opinion from an investment banking firm as to the fairness of the split-up from a financial point of view to the public stockholders of the Company.

     Although Mr. Prior and Mr. Prosser are contractually committed to vote their shares in favor of the split-up, the transaction will be submitted for formal stockholder approval at a stockholder's meeting to be held as soon as practicable.

Vitelco

      General Vitelco is the exclusive provider of local telephone service in the U.S. Virgin Islands. In the year ended December 31, 1996, approximately $58 million, or 27%, of the Company's total revenue was derived from the operations of Vitelco.

     Local Service In 1995, based upon access line data provided by the United States Telephone Association (the "USTA"), Vitelco was the 28th largest local telephone company of approximately 1,300 local telephone companies in the United States. Approximately 40% of Vitelco's total revenue in 1996 was derived from the provision of local service.

     The Company believes that Vitelco's telephone business is essentially non-cyclical, and (except for its growth in access lines) is not materially reduced in times of recession. In 1996, Vitelco's growth rate in access lines was 2%. The Company believes that future growth in access lines will occur primarily as a result of construction of new residential and commercial properties in the U.S. Virgin Islands. However, growth should also occur from an increase in the number of households that have telephones, and an increase in lines per subscriber is anticipated as facsimile machines, computer data communication and other technological innovations become more widespread. All of these factors affecting the rate of growth of access lines are likely to be sensitive to changes in general economic conditions.

     As of December 31, 1996, approximately 67% of Vitelco's 59,470 access lines were residential lines, and the remainder were business lines. Vitelco's current monthly charge per access line, which includes unlimited calls between points in St. Croix, St. John and St. Thomas and is regulated by the Virgin Islands Public Services Commission (the "PSC"), is $18.55 for residential customers and $49.85 for business customers. In June 1987, when the Company acquired Vitelco, Vitelco's residential rate was $21.90, and its business rate was $58.45.

     Access for Long-Distance Services In addition to providing local service, Vitelco provides subscribers with access to long-distance companies for interstate and international services and provides those companies with access to its local network and, thereby, to local subscribers. Vitelco is compensated for providing this access by long-distance carriers and by its subscribers in accordance with tariffs, which are subject to review by the U.S. Federal Communications Commission (the "FCC"). See "Business--Regulation--U.S. Virgin Islands." The principal long-distance carrier in the U.S. Virgin Islands is AT&T of the Virgin Islands, Inc., a local subsidiary of AT&T ("AT&T-VI"). Approximately 28% of Vitelco's total revenues in 1996 was derived from access charges.

     Other Services During 1996 Vitelco received approximately 12% of its revenues from providing billing and collection services for long distance carriers and from yellow-pages directory advertising. Vitelco's billing and collection contract with AT&T-VI was renewed through May 31, 1997. Most of Vitelco's billing and other revenues were derived from billing and collection services for AT&T-VI.

     Physical Plant Vitelco operates a modern, fully digital telecommunications network in the U.S. Virgin Islands. Vitelco initiated a modernization program with the installation of its first fiber-optic cable in 1981 and its first digital switch in 1982. Upon the completion of the modernization program in 1987, Vitelco's network became the first multi-switch, all digital telephone system in the Caribbean. Modern digital systems, which are more cost effective and permit higher quality transmissions than analog systems, permit speech, text and computer data to be transmitted simultaneously and on the same network.

     Vitelco's policy is to upgrade plant and equipment, as necessary or appropriate, pursuant to an ongoing construction and development program. The program allows Vitelco to increase revenues and reduce costs, while enhancing service, by taking advantage of technological developments in the telecommunications industry, such as digital switching and fiber optics.

     On September 17, 1989, a substantial portion of Vitelco's outside plant was destroyed by Hurricane Hugo, which was the first hurricane to inflict substantial damage in the U.S. Virgin Islands since 1928. While Hurricane Hugo did relatively little damage to Vitelco's switching equipment, it resulted in a decrease in the number of access lines in service from 46,968 to fewer than 12,000. Within seven months following the hurricane, Vitelco substantially completed the restoration of the damaged and destroyed plant. On St. Croix, which suffered the most damage, Vitelco replaced a substantial portion of its aerial cable, including all cables connecting its remote switches on St. Croix, with approximately 125 miles of underground cables, which have greater capacity than the lines in place prior to the hurricane. On St. Thomas, where the hurricane damage was less substantial, Vitelco replaced all damaged outside plant, and, in addition, upgraded its network by installing an underground fiber-optic cable to connect its microwave facility with its main switch. In addition to greater capacity, underground cable provides greater reliability and reduces the destructive impact of the elements, including the impact of hurricanes. The total cost to Vitelco for replacement of plant due to Hurricane Hugo was approximately $60.1 million. The Company received approximately $23.6 million in respect of insurance coverage for damages resulting from Hurricane Hugo.

     On September 15, 1995, Hurricane Marilyn struck the U.S. Virgin Islands again causing extensive damage to Vitelco's outside telephone plant. Hurricane Marilyn put out of service approximately 37,800 lines. The damage was most extensive in St. Thomas and St. John, where respectively 90% and 50% of the access lines were damaged as compared with the loss of only 30% in St. Croix. The total cost to Vitelco for replacement of plant due to Hurricane Marilyn was approximately $41 million.

     For the past several years, the Company has been unable to obtain insurance coverage for any of its outside plant or for any damage caused by windstorm at commercially reasonable rates. The Company continues to explore various alternatives to enable it to insure these risks in whole or in part but believes that such insurance is not likely to become available in the near future at commercially reasonable rates.

GT&T

     General GT&T supplies all public telecommunications service in Guyana. The Company acquired 80% of the capital stock of GT&T from the government of Guyana for $16.5 million on January 28, 1991 (the "GT&T Acquisition"). The government of Guyana continues to own the remaining 20% of the capital stock of GT&T. GT&T was a newly organized company that had acquired substantially all of the assets and certain liabilities of Guyana Telecommunication Corporation ("GTC"), a corporation wholly owned by the government of Guyana. GTC had been the exclusive provider of telecommunications services in Guyana for more than 20 years. During 1996, approximately $148 million, or 68%, of the Company's total revenues was derived from the operations of GT&T.

     International Traffic. GT&T's revenues and earnings are highly dependent upon international long-distance calls, particularly international audiotext traffic, other calls originating outside of Guyana and collect calls from Guyana to foreign points.

     The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:

                              International Traffic
                             (in thousands of minutes)
-------------------------------------------------------------------------------

                           1994                1995               1996
Inbound Minutes
----------------------
Inbound Paid and
Outbound Collect         35,784  (38%)       37,920  (24%)      40,350  (21%)
----------------------
Audiotext                39,291  (42%)      101,763  (63%)     122,476  (64%)
 ---------------------
Total Inbound            75,075  (80%)      139,683  (87%)     162,826  (85%)
 ---------------------

 ---------------------
 Outbound Minutes        18,368  (20%)       20,725  (13%)      29,768  (15%)
 ---------------------
 Total                   93,443  (100%)     160,408  (100%)    192,594  (100%)
 ---------------------

=============================================================================

     GT&T has agreements with foreign telecommunications administrations and private carriers covering virtually all international calls into or out of Guyana. These agreements govern the rates of payment by GT&T to the foreign carriers for the use of their facilities in connecting international calls billed in Guyana, and by the foreign carriers to GT&T for the use of its facilities in connecting international calls billed abroad. The rates of payment under such agreements are negotiated with each foreign carrier and are known as "accounting rates."

     The different classes of international traffic described in the above table produce significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a payment from the foreign telecommunications carrier equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, a payment of 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for earth station, satellite and tropospheric system costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T receives a payment from the foreign carrier equal to one half of the applicable accounting rate, and GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must pay the foreign carrier one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. Currently, the amount which GT&T collects from its subscribers for outbound international traffic is usually less than the amount which GT&T is required to pay the foreign carrier (e.g., for the United States, GT&T collects approximately $.74 per minute and pays the carrier $.85 per minute). GT&T does not allow significant volume of collect calls into Guyana.

     Historically, the volume of calls into Guyana from the United States, Canada and the United Kingdom (including credit card and collect calls from Guyana) has greatly exceeded the volume of paid outbound calls from Guyana to these countries. Except for audiotext traffic, the volume of traffic with other countries has been more evenly balanced. Management of GT&T believes that the disparity in traffic with these countries, which has produced a steady stream of hard currency revenues for GT&T, stems from the fact that the vast majority of GT&T's traffic with these countries consists of personal calls between Guyanese expatriates and their friends and family in Guyana and that the average income of most Guyanese residents is substantially lower than that of their Guyanese expatriate friends or relatives in the these countries. There can be no assurance that, as GT&T expands and improves its local telephone facilities and changes occur in the Guyanese economy, inbound international traffic will continue to be as significant a part of GT&T's total revenues. Any decrease in the net margin of inbound over outbound traffic is likely to have an adverse effect on GT&T's earnings. In addition, the FCC is performing a review of international accounting rates, and there can be no assurance that the FCC will not adopt regulations that would result in reductions in the accounting rates charged by GT&T under its operating agreements with U.S. carriers. See "Business--Regulation--Guyana."

     In 1996 GT&T's outbound traffic increased 44% over the prior year while inbound and outbound collect traffic (other than audiotext) increased only 6%. GT&T believes that this was due to a substantial reduction in GT&T's rates for outbound traffic which was ordered by the PUC in October 1995. This PUC order was voided by the Guyana High Court in January 1997 which had the result of reinstating for the time being GT&T's rates for outbound traffic which existed prior to October 1995. This increase in rates may result in some diminution in the volume of GT&T's unprofitable outbound traffic and some increase in the volume of its profitable inbound and outbound collect traffic in 1997.

     A significant portion of GT&T's international traffic arises from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. GT&T began providing telecommunications services to audiotext providers in June 1992 and its audiotext traffic has increased significantly since that date. GT&T's audiotext revenues amounted to approximately $39 million, $91 million, and $106 million in 1994, 1995, and 1996 respectively. GT&T's volume of audiotext traffic peaked in August 1995 at slightly in excess of 10 million minutes per month and has fluctuated between approximately 9 million and 11 million minutes per month since that date. During 1996, the percentage of audiotext revenues which GT&T is required to pay to audiotext traffic providers for stimulating traffic has increased. Moreover, in late 1996 and the current year, GT&T has been under pressure from a number of foreign telecommunications carriers to bear a portion of the risk of non-collection for audiotext calls which has heretofore been borne by the sending carrier.

     Audiotext providers offer telephone information services comparable to those available in the United States on an area code 900 basis. By making a telephone call, the caller can obtain information (generally in the form of a recorded message) on subjects such as weather, sports, business news or material of a sexual nature. Some audiotext providers also establish "chat lines" on which the callers can talk to one another.

     GT&T is one of many telephone companies around the world that are providing telecommunications services to international audiotext providers. Audiotext traffic utilizes only excess capacity on GT&T's international circuits and GT&T's main switch in Georgetown. No use of GT&T's local network within Guyana is involved, and none of the telephone numbers assigned to audiotext providers by GT&T can be accessed by a normal telephone call made in Guyana. GT&T's agreements with audiotext providers are subject to termination by either party on short notice, and an audiotext provider can readily shift its operations to another foreign telecommunications carrier merely by changing the telephone numbers in its advertisements, if the other carrier provides better service or higher compensation.

     At the present time, in the United States and many other countries, audiotext calls to GT&T or another foreign telecommunications carrier are treated as ordinary international traffic and are not subject to the regulations applicable to domestic audiotext traffic. GT&T's agreements with audiotext providers obligate such providers to comply with applicable regulations in the countries in which they advertise their services and to refrain from using obscene or indecent material. From time to time a country's regulatory authorities have taken steps to restrict or eliminate international audiotext traffic.

     Domestic Service At December 31, 1996, GT&T had 50,190 recorded subscriber access lines. This number of access lines represents approximately 7 lines per 100 inhabitants. Of all lines in service, 52% are in the area of Georgetown (the nation's capital), and 85% are in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. Ninety percent of Guyana's population lives on the coastal plain where Georgetown, Beterverwagting, and New Amsterdam are located. Most rural areas do not have telephone service.

     GT&T's revenues from local telephone and other services, which are not significant (accounting for approximately 2% of GT&T's total revenues in 1996), consist of installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T's revenues from local service. GT&T's current monthly charge per access line is approximately $.25 for residential customers and approximately $.60 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) is $1.99 and $2.61, respectively. See "Business--Regulation--Guyana."

     In December 1991, GT&T inaugurated a mobile cellular telephone system within a thirty-mile radius of Georgetown. Prior to July 15, 1995, there was no charge for local mobile cellular telephone service. Commencing July 15, 1995, the PUC approved tariffs. See "Regulation - Guyana." Cellular subscribers are offered various calling plans and are charged a monthly fee plus air time based on the selected plan. GT&T's current average monthly charge per cellular subscriber is approximately $89 including monthly rental and airtime charges. As of December 31, 1996 GT&T had approximately 1,200 active mobile cellular subscribers.

     GT&T also uses fixed cellular equipment in lieu of land lines to supply service to certain rural areas. In these circumstances, the normal rates for land line telephones apply.

     Expansion Program Pursuant to the purchase agreement between the government of Guyana and the Company (the "GT&T Agreement") and GT&T's license from the government of Guyana (the "License"), the Company and GT&T agreed to implement an Expansion Plan, which required substantially expanding and improving the service provided by GT&T's predecessor. Pursuant to the Expansion Plan, GT&T has significantly expanded and rebuilt its telecommunications network. The number of access lines has increased from approximately 13,000 working lines in January 1991 to 50,190 lines at December 31, 1996. Approximately 95% of GT&T's access lines are now digitally switched lines. The Intelsat B earth station, which provides the principle link with Guyana and the rest of the world, was upgraded several times to increase the number of circuits in operation from 75 in January 1991 to 1,026 currently.

     GT&T has installed public telephones in over 150 locations across the country providing telecommunications for both local and international calls to areas that had not previously enjoyed service. Currently, in addition to the public telephones, GT&T maintains three public "telephone centers" at which the public can, upon payment of the charges in cash to GT&T personnel who staff these centers, use an ordinary residential-type telephone to make international and domestic calls.

     GT&T has purchased capacity in two international fiber optic cables -- the Americas I cable, terminating in Trinidad, the United States Virgin Islands and the United States mainland, and the Columbus II cable, terminating in the United States Virgin Islands, the Azores and Spain.

     ATN and GT&T were originally required to complete the Expansion Plan by January 28, 1994. With the Government's consent, this date was extended first to August 28, 1994 and then to February 28, 1995. ATN and GT&T repeatedly advised the government that their inability to obtain adjusted rates fully to compensate for the 1991 devaluation in Guyana's currency severely hampered their ability to obtain financing needed to complete the Expansion Plan. Through December 31, 1996, GT&T had expended nearly $86 million on its Expansion Plan and ATN had advanced an aggregate of approximately $23 million to GT&T principally for the Expansion Plan.

     In March 1995 the government of Guyana initiated a proceeding before the PUC with regard to the noncompletion of GT&T's Expansion Plan by its scheduled completion date of February 28, 1995. See "Regulation-Guyana."


     Other Services. GT&T is also licensed to provide various telephone-related services that extend beyond basic telephone service, including yellow pages and other directory services, and it has an exclusive license to sell, lease or service various kinds of telecommunications equipment. Under the License, GT&T's rates for most of these services must be specified in a tariff approved by the PUC. See "Regulation--Guyana."

     Political Risk Insurance At the time of its initial investment in GT&T, the Company obtained political risk insurance with respect to its investment in GT&T from the Overseas Private Investment Corporation ('OPIC'), an agency of the United States Government. While OPIC has not formally announced that it has suspended writing political risk insurance or guarantees for U.S. investments in Guyana, it is the Company's understanding that since the beginning of 1993 OPIC has provided no new insurance or guarantees for investments in that country. On December 31, 1996, OPIC terminated the Company's political risk insurance because of OPIC's objections to GT&T's provision of telecommunication services to international audiotext providers. Following such termination , the Company obtained other political risk insurance with respect to its investment in GT&T in the private insurance market. Under the Company's current insurance policies, the Company is insured against risks of currency inconvertibility, expropriation and political violence. The Company's current insurance is limited to 60% of the book value of the affected property up to a maximum insured amount of $35 million plus 100% in the first year and 85% thereafter of any amounts which the Company is called upon to pay with respect to its guaranty of GT&T obligations to NTIF (see Note G to the Consolidated Financial Statements) as a result of an insured risk. The insurance policies cover only specified risks and contains a number of limitations and exclusions. The aggregate insurance coverage is significantly less than the fair market value of the Company's investment in GT&T.

Cellular and Other Operations

     The Company is engaged in other telecommunications operations, including providing cellular telephone service in the U.S. Virgin Islands and selling and leasing telecommunications equipment in the U.S. Virgin Islands. These other operations provided revenues of approximately $11 million, or 5% of total Company revenues, in 1996.

     VitelCellular provides cellular telephone service to land-based and marine customers in the U.S. Virgin Islands. In September 1989, following Hurricane Hugo, VitelCellular was granted special temporary authority by the FCC to construct and operate cellular systems in the two U.S. Virgin Islands Rural Service Areas (as defined by the FCC) and, as such, was the second cellular system to become operational in a Rural Service Area in the United States. Since late 1990, VitelCellular has been providing service in such Rural Service Areas pursuant to regular authority from the FCC.

     Comsat Mobile Investments, Inc. ("CMI"), a subsidiary of Communications Satellite Corporation ("Comsat"), owns 10% of the common stock of

VitelCellular which it purchased in October 1990 for $1.4 million.

     Vitelcom earns revenues from the sale, lease and servicing of customer premises equipment, facsimile machines, radio paging devices and private branch exchanges in the U.S. Virgin Islands.

Significant Revenue Sources

     Revenues from AT&T, derived principally from international and long distance services of GT&T, interstate network access, and billing and collection services of Vitelco, comprised approximately 25%, 26% and 29% of consolidated total revenues in 1994, 1995 and 1996, respectively. Revenues from MCI, derived principally from international and long distance services of GT&T, comprised approximately 13% and 15%, of consolidated total revenues in 1995 and 1996 respectively. Revenues from British Telecom, derived principally from international and long distance services of GT&T, comprised approximately 11% of consolidated total revenues in 1995. No other customer accounted for more than 10% of total revenues in 1994, 1995 or 1996.

     A significant portion of the Company's international long-distance revenue discussed above is generated by GT&T's audiotext providers which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider, Beylen Telecommunications, Ltd., accounted for $28 million, $78 million and $83 million of these revenues for the years ended December 31, 1994, 1995, 1996, respectively.

Competition

     General On February 8, 1996, the Telecommunications Act of 1996 became law in the U.S. This comprehensive telecommunications reform legislation addresses a wide range of competitive and regulatory issues that will affect the future development of local and long distance telecommunications services, cable television and information services. The new law removes many of the statutory and court-ordered barriers to competition between segments of the telecommunications industry, enabling local exchange, long distance, wireless and cable companies to compete in offering voice, video and information services. The new law requires the FCC and state commissions to open local exchange markets and to set new guidelines for interconnection, loosens restrictions barring local telephone companies from entering the cable television market, and preserves universal service while equalizing the responsibility for contribution among all carriers. The FCC adopted rules implementing the interconnection and local competition provisions in the new law on August 8, 1996. Among those rules, the FCC required certain incumbent local exchange carriers to provide interconnection, access to unbundled network elements, and local transport and termination at rates reflecting forward-looking, long-run incremental costs, known variously as Total Service Long Run Incremental Costs (TSLRIC) or Total Element Long Run Incremental Costs (TELRIC). The FCC's rules specify interim rates and require state commissions to establish permanent rates based upon TSLRIC/TELRIC. Under the new law, Vitelco is exempt from the obligations, among other things, to furnish interconnection and access to unbundled network elements at TSLRIC/TELRIC rates, although a party may challenge that exemption through a bona fide request which the U.S.V.I. Public Service Commission ("PSC") must resolve according to statutory criteria. Vitelco is entitled to seek an exemption from the obligations, among other things, to provide local transport and termination based upon TSLRIC/TELRIC, and the PSC must resolve any such request according to statutory criteria.

     State public utility commissions, incumbent local exchange carriers and their industry associations, and one industry association representing long distance and non-incumbent local carriers have appealed various aspects of the FCC's decisions, and those appeals were consolidated into a single appeal before the U.S. Court of Appeals for the 8th Circuit. Although the Court has not issued a final decision on the appeals, in October, 1996 the Court stayed the FCC's interim and permanent pricing rules, as well as the FCC's rules implementing the provisions in the new law addressing the ability of carriers to take advantage of agreements, or portions thereof, that local exchange carriers have negotiated with other carriers.

     The ongoing Court proceedings have not altered the negotiation and arbitration provisions in the new law. The first negotiations under the new law were initiated in February, 1996, and state commissions began issuing arbitration decisions in the fourth quarter, 1996. Vitelco has received one request for interconnection under the law from a C-Block PCS licensee, and that licensee filed an arbitration request with the U.S.V.I. PSC on February 27, 1997. Vitelco has notified that licensee and the U.S.V.I. PSC that it plans to defend its existing exemptions under the new law and to seek additional exemptions to which it may be entitled under the terms of the new law. A final arbitration decision is expected from the PSC in June, 1997.

     The FCC is required by the terms of the new law to adopt universal service policies by May 8, 1997, and the FCC has indicated that it plans to adopt revised access charge rules in the same time frame. The Federal-State Joint Board has issued universal service recommendations to the FCC, and the FCC issued a Notice of Proposed Rulemaking for revised access charge rules in December, 1996. It would be premature for the Company's management to speculate about the impact of possible new universal service and access charge rules until after the FCC adopts final rules.

     Local Service The local telephone segment of the United States telecommunications industry consists of the seven Bell regional holding companies spun off by AT&T in 1984 and approximately 1,300 "independent" local phone companies, including Vitelco. The firms in this segment are frequently holding companies, which own both regulated telephone subsidiaries and nonregulated subsidiaries. Pursuant to its franchise from the government of the U.S. Virgin Islands, Vitelco is currently the sole provider of local telephone service in the U.S. Virgin Islands. See "Business--Vitelco" and "Business--Regulation--U.S. Virgin Islands." However, the Telecommunications Act of 1996 may override some or all of the provisions of Vitelco's franchise which insure that it will be the sole provider of local telephone service.

     Pursuant to a franchise from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local telephone service in Guyana. See "Business--Regulation--Guyana."

     Access Services Many local network access services, including Vitelco, face potential competition from bypass, which is a direct connection from a customer premises to a long-distance carrier which avoids or "bypasses" the local network. Generally, the economic incentive to bypass is largely dependent on the price levels and structures of a local telephone company's access services. In addition, only larger businesses or institutional customers (of which there are not a substantial number in the U.S. Virgin Islands) normally make use of or can economically justify bypass. Since Vitelco's revenues are derived primarily from smaller businesses and households, and since bypass is not a risk for GT&T, the Company's management does not believe that bypass as described above currently poses a material threat to the Company's telephone business. AT&T has commenced building an underwater fiber optic cable connecting St. Croix to St. Thomas, where the connection between the two islands has heretofore been solely by Vitelco's microwave facilities. Depending upon the conditions of any cable landing license granted to AT&T, AT&T's cable might enable AT&T to bypass a portion of Vitelco's facilities and reduce the access charges which it would otherwise pay to Vitelco.

     In addition, the FCC has interpreted provisions in the new law to permit long distance and other carriers to bypass local exchange carriers' access services by purchasing access to unbundled network elements under the new law, subject to interim access charge rules that have been stayed by the 8th Circuit. Vitelco is not subject to the unbundled access provisions in the new law unless a party makes a bona fide request to apply those provisions to Vitelco and the U.S.V.I. PSC determines that Vitelco should be subject to such provisions under criteria specified in the new law. It is possible that the forthcoming decision by the 8th Circuit will affect the ability of long distance and other carriers to bypass Vitelco's access services under provisions in the new law.

     Long-Distance Service GT&T is the exclusive provider of domestic long-distance service and international telephone service in Guyana. See "Business--GT&T--International Traffic." Vitelco does not provide long-distance service.

     The provision of telecommunication services to international audiotext providers is highly competitive. GT&T's contracts with audiotext providers are all terminable on short notice, and such providers can quickly shift their traffic to another foreign telecommunications carrier which offers higher compensation or better services. See "Business--GT&T--International Traffic."

     Wireless Services Pursuant to FCC rules, one competing cellular telephone service has been authorized for St. Thomas and St. John, and another has been authorized for St. Croix. During 1994, both competing cellular licenses were sold to one company which competes for the same market. The Company will also face competition from resellers of cellular service, including one which is currently operating with respect to the offshore cruise ship and boating markets. The Company's ability to compete in the offshore cruise ship and boating markets will depend on several factors, including the price and quality of services offered. The Company also expects to face competition both on land and in the offshore cruise ship and boating markets from other mobile communications technologies.

     The FCC has redesignated many mobile communications carriers as "Commercial Mobile Radio Service" or CMRS providers. CMRS providers include cellular, broadband PCS, narrowband PCS, 800 MHz and 900 MHz "Special Mobile Radio" or SMR, paging and other carriers. It is generally understood that, within the mobile communications marketplace, CMRS providers compete against each other offering similar and dissimilar mobile communications services. The FCC has completed geographic license auctions for narrow band PCS, broadband PCS, and 900 MHz SMR spectrum. Future licensing of CMRS spectrum through the FCC's auction process is anticipated. Today, and in the future, broadband PCS, SMR and other CMRS carriers are expected to compete directly and indirectly with cellular and wireline telecommunications services. CMRS licenses are generally granted with a ten-year license period with renewal provisions similar to cellular licenses.

     In Guyana, GT&T has a non-exclusive franchise to provide cellular telephone services. Accordingly, there can be no assurance that GT&T's cellular telephone business will not face competition in Guyana, although none exists at present.

     Other Services Vitelcom faces substantial competition, principally based upon price and product performance, from other providers of customer premises equipment, facsimile machines, radio paging and other nonregulated products and services, some of which have greater resources than the Company.

     GT&T has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company.

Regulation -- U.S. Virgin Islands

     The Company's long-distance access services and its radio-based services in the U.S. Virgin Islands are regulated by the FCC; Vitelco's local telephone service in the U.S. Virgin Islands is regulated by the PSC. The
Telecommunications Act of 1996 Act may significantly change many aspects of the regulation of Vitelco's business. See "Competition-General."

     Franchise Vitelco provides basic local telephone service in the U.S. Virgin Islands pursuant to a franchise granted by the government of the Virgin Islands on October 9, 1959. The franchise is for an indefinite term unless and until terminated by the government of the U.S. Virgin Islands upon two years' prior written notice. In the event of such a termination, the franchise provides that the U.S. Virgin Islands government shall expropriate the entire business, plant and facilities of Vitelco. The Company has no reason to believe that the government of the U.S. Virgin Islands intends to exercise its right of termination in the foreseeable future. Vitelco derives local telephone service revenues from fixed monthly local service charges to subscribers at rates regulated by the PSC.

     The FCC The FCC has jurisdiction over the rates for access services provided by local exchange carriers to long-distance carriers, as well as other matters relating to these services and has established a system of access charges to compensate local exchange carriers for the costs of originating and terminating long-distance services, including a fair return on investment. The FCC established the National Exchange Carrier Association, Inc. ("NECA") to prepare and file access charge tariffs for both traffic sensitive and non-traffic sensitive rate elements on behalf of all telephone companies that do not file separate tariffs or concur in a joint access tariff of another telephone company for all access elements and to administer the Universal Service Fund ("USF"), a pool funded by long-distance carriers, which is intended to assist local exchange carriers with higher than average non-traffic sensitive costs. Vitelco files its own access tariff with the FCC, which specifies Vitelco's charges to long-distance carriers for traffic sensitive access elements and references the NECA tariff for non-traffic sensitive access elements. Vitelco participates in and receives reimbursement from the non-traffic sensitive access charge revenue pool administered by NECA.

     The non-traffic sensitive portion of Vitelco's costs allocated to long-distance service is recovered through (i) flat-rate per line monthly access charges to subscribers of $3.50 per month per line and (ii) allocations to Vitelco from NECA's non-traffic sensitive pool of receipts from long-distance carriers. The revenues derived from the USF are considered to be local revenues for ratemaking purposes, rather than long-distance revenues, thereby reducing the rates payable by local subscribers.

     Cellular licenses and other public land mobile licenses are issued by the FCC for a term of ten years. Near the conclusion of the term, licensees must file applications for renewal to obtain authority to operate for an additional ten-year term. These applications may be denied for cause and other parties may file competing applications for the authorization. On March 11, 1993, the FCC adopted an order regarding the standards to be applied in cellular license renewal proceedings, which may involve a hearing if qualified competitors for the authorization file applications.

     The PSC Vitelco's local telephone operations, including the services offered and the rates for those services, are subject to the jurisdiction of the PSC, which has jurisdiction over public utilities and transportation in the U.S. Virgin Islands pursuant to Title 30 of the U.S. Virgin Islands Code. Under Title 30 of the U.S. Virgin Islands Code and the rules and regulations promulgated thereunder, Vitelco is allowed to charge local service rates that will permit it to earn a reasonable return on investment and to recover its operating expenses. The rate of return is the amount of money earned by a utility in excess of operating costs, stated as a percentage of the utility's rate base, which is the value of the utility's property devoted to the provision of telephone service minus accumulated depreciation. The rate of return must be adequate to permit the utility to maintain its credit and to attract new capital. Vitelco may file new rates thirty days prior to the time the rates are intended to be effective. The new rates will become effective unless the PSC suspends them and initiates an investigation into their reasonableness. If the PSC determines that the proposed rates are unreasonable, the PSC may order that rates for the future be reduced. The PSC also may initiate an investigation of existing rates if it believes that these rates are unreasonable.

     Between 1987, when the Company acquired Vitelco, and 1992 the Company and certain of its subsidiaries were involved in numerous legal and administrative proceedings with the PSC and have entered into several settlement agreements with the PSC. These agreements resulted in rate reductions in 1989 (retroactive to 1988) and September 1, 1992. The latest agreement between Vitelco and the PSC with respect to rates provided that Vitelco's local rates would remain unchanged until January 1, 1995 at the earliest and that, if Vitelco earned more than an 11.5% return on its local rate base during the years 1993 to 1994, it would reduce its local rate base (and telephone plant on which depreciation is computed) in the following years by an amount equal to 50% of such excess earnings. These agreements also (i) require the prior approval of the PSC for any direct or indirect transfer of 51% or more of Vitelco's common stock, (ii) contain certain restrictions on intercompany transactions between Vitelco and its affiliated companies and on advisory fees, (iii) prohibit loans to or payments on behalf of affiliated companies by Vitelco, (iv) where allocation of expense between Vitelco and an affiliate is necessary, require the affiliate to repay Vitelco within 60 days with interest at 1% above the prime rate, (v) require Vitelco to maintain an equity ratio of 25%, (vi) except for payments to service ATN-VI's debt obligations to RTFC, prevent Vitelco from paying dividends in excess of 60% of net income so long as its equity ratio is below 40%, and (vii) except for payments to service ATN-VI's debt obligations to RTFC, prohibit Vitelco from paying any dividends if its equity ratio falls below 25%.

     Although the latest agreement between Vitelco and the PSC essentially expired on January 1, 1995, Vitelco has been operating since that date at the rates established in that Agreement. As a result of Hurricane Marilyn, (i) the Company retired from its property plant and equipment approximately $20 million of telephone plant of which it has reclassified as property costs recoverable from future revenues because the Company anticipates obtaining regulatory approval to recover this investment through Virgin Islands tax rebates, local telephone rates and interstate access charges over future periods and (ii) the Company expended approximately $41 million to repair the damage caused to Hurricane Marilyn. Vitelco applied in May 1996 to the Virgin Islands Industrial Development Commission for a five year rebate of 90% of its Virgin Islands income taxes and 100% of its Virgin Islands gross receipts, excise and property taxes. To date the IDC has taken no action on this application. Unless this application is granted, Vitelco will require a significant increase in its interstate access charges, local rates and/or other subsidies in order to recover these costs and the new investment in telephone plant and achieve the targeted 11.5% return on rate base established under the 1993 Settlement Agreement with the PSC. No assurance can be given that Vitelco will achieve an 11.5% return on rate base in the future.

     The PSC does not currently regulate cellular telephone service or rates; however, in April 1993, the PSC reopened a proceeding, originally initiated in 1990, to consider whether and to what extent to regulate cellular rates and services and whether to direct Vitelco to tariff interconnection rates. On August 10, 1993, Congress enacted an amendment to the Communications Act of 1934 that preempts state regulation of cellular rates and entry. Although states may petition the FCC to continue or initiate rate regulation, the FCC has stated that a petitioning state will have to clear substantial hurdles to be allowed to regulate rates for cellular service.

Regulation -- Guyana

     Prior to the Company's acquisition of its 80% interest in GT&T in January 1991, the government of Guyana had no experience in regulating a privately-owned public utility. GT&T is subject to regulation in Guyana by virtue of the provisions of the License and of the Guyana Public Utilities Commission Bill 1990 ("PUC Law") and the Guyana Telecommunications Bill 1990 ("Telecommunications Law"). Certain provisions of the License, the PUC Law, and the Telecommunications Law applicable to GT&T are summarized below.

     License The License, which was issued on December 19, 1990, grants GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following operations: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for 20 years at the option of GT&T), cellular radio telephone service provided that the license does not prejudice the right of Guyana's Institute of Applied Sciences and Technology to make provision for, or to provide, any telecommunications services in the course of, or in connection with, the carrying out of its functions.


     The Telecommunications Law, the GT&T Agreement and the License include various provisions under which the License may be terminated before its scheduled expiration date. Under the applicable Guyana law and the GT&T Agreement, Guyana's director of telecommunications may cause early termination of the License in certain cases, including contravention of any of the provisions of the Telecommunications Law or the conditions of the License, or the failure of GT&T to implement the Expansion Plan in a timely fashion. See "Business -- GT&T -- Expansion Program." If GT&T believes that the License has been terminated unlawfully, it may appeal to the courts of Guyana. Pursuant to the GT&T Agreement, upon non-renewal of the License, the government will be entitled to purchase the Company's interest in GT&T or the assets of GT&T on such terms as may be agreed upon by the Company and the government or, upon failure to reach such agreement, as determined by arbitration conducted by the International Centre for the Settlement of Investment Disputes. In March 1995 the government of Guyana initiated a proceeding before the PUC with regard to the noncompletion of GT&T's Expansion Plan by its scheduled completion date of February 28, 1995. Under the PUC Law, the PUC must hold a public hearing at which GT&T will have the opportunity to explain why the Plan is unfinished. If the PUC concludes that GT&T failed or refused to complete the Plan on a timely manner, it may impose a fine, which could range from $71 (G $10,000) up to the cost of completing the Plan (which GT&T estimates to be no more than $10 million). The PUC could also recommend to the government that it cancel the License. The Guyana government is not bound to act on a PUC recommendation. GT&T will have the right of appeal to the Guyana High Court from any adverse ruling of the PUC. All proceedings by the PUC with respect to GT&T's obligations under its Expansion Plan were stayed by the Guyana High Court during GT&T's application to the Court from the PUC's October 11, 1995 order with regard to telephone rates discussed below. As a result of the High Court's decision in January 1997 on this application, the stay is no longer in effect. Earlier this year, the PUC scheduled a hearing on this matter for March 10, 1997. At GT&T's request, the hearing has been postponed and has not yet been rescheduled.

     PUC Law and Telecommunications Law The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The PUC Law provides the basis for setting the rates of a telecommunications licensee. Subject to the certain limitations applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement and the PUC Law, to a minimum return to GT&T of 15% per annum on its rate base. Pursuant to an amendment to the PUC Law enacted in 1994, the PUC is required to "act in a manner that is consistent with, and gives effect to, the provisions of" the GT&T Agreement.

     The PUC is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has broad powers to monitor GT&T's compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request.

     On October 11, 1995 the PUC issued an order that rejected a request by GT&T for substantial increases in telephone rates and temporarily reduced rates for outbound international calls by 10%, and during off-peak hours by an additional 50% of the reduced rate. GT&T filed a motion against the October 11, 1995 order to the Guyana High Court and in January 1997 obtained an order voiding the PUC's order in respect of the matter above. When the PUC thereafter scheduled a hearing to consider fixing new temporary rates for GT&T and inquiring into the propriety of GT&T's reinstating its pre-October 11, 1995 rates, the Guyana High Court granted a further stay of all PUC proceedings on these subjects. It appears from the first mentioned order of the Guyana High Court that GT&T should be entitled to recover approximately $10 million of revenues for the period from October 1995 to January 1997 when GT&T was required to reduce its rates. On March 17, 1997 GT&T notified the PUC that it would be putting into effect a surcharge on long distance rates designed to recover these revenues over a period of 18 months. The PUC has taken the position that GT&T may not put the surcharge into effect without the permission of the PUC, and at the date of this report, GT&T is considering what its next step will be in regard to recovering these revenues.

     Since January 1991, the Company has had an agreement with GT&T, which was approved at its inception by several officials of the Guyana government as well as the government's representatives on GT&T's Board of Directors, pursuant to which GT&T paid the Company an advisory fee equal to 6% of GT&T's revenues for a variety of managerial and advisory services furnished by ATN to GT&T. On January 2, 1997, the PUC ordered GT&T to cease paying these advisory fees to the Company and to recover from the Company approximately $25 million fees paid under the agreement since January 1991. GT&T has filed a motion against the PUC's order in the Guyana High Court and has obtained an order staying the effectiveness of the PUC's order pending determination of that motion.


     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. The PUC law requires permission of the PUC for GT&T to issue any debentures or any other evidence of indebtedness payable more than one year from the date of issue. GT&T's indebtedness to the Company was evidenced by a series of promissory notes, many of which through clerical error had a maturity of more than one year from the date of issue. In March 1997, the PUC rejected GT&T's contention of clerical error and voided all of the promissory notes then outstanding, including a number which had less than one year maturities but were issued in consolidation or renewal of earlier notes which had a more than one year maturity. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from ATN all amounts theretofore paid. The order also provided that the Commission would be willing to authorize the payment for any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to ATN. At the date of this report, GT&T is planning to move against the PUC's order in the Guyana High Court.


     FCC Matters In December, 1996 the FCC initiated a rulemaking in which it proposed to adopt mandatory international accounting and settlement rate benchmarks for many countries, including Guyana. The FCC proposed to classify countries as low-income, middle-income or high-income based upon World Bank data. Under that proposal, Guyana qualifies as a low-income country. The FCC has proposed to adopt a mandatory settlement rate benchmark of $.234 per minute. The FCC Proposed to require that settlement rates between the U.S. and low-income countries be reduced to $.234 per minute within four years. Without issuing a proposal, the FCC asked parties to comment on whether it should require phased-in reductions toward the settlement rate benchmark during the transition period. As regards foreign carriers who decline to lower their settlement rates on the U.S. route to benchmark levels, the FCC proposed several possible enforcement measures, including directing U.S. carriers to make settlement payments to the foreign carrier at or below the applicable benchmark level.

     Numerous foreign carriers and Government authorities have opposed the FCC's rulemaking proposals. In general, those parties believe that accounting and settlement rates should continue to be established, as they are today, through bilateral negotiations between carriers. Opponents of the FCC's proposals believe that those proposals are contrary to binding treaty obligations of the United States relating to duly-constituted multilateral organizations, and that the FCC does not possess the necessary legal authority to adopt such proposals. Opponents also have urged that the FCC's proposals are legally and factually deficient in other ways.

     The current settlement rate for U.S.-Guyana traffic is $.85 per minute. AT&T has previously sought the Company's agreement to a reduction in that settlement rate. GT&T has taken the position that the settlement rate was fixed through bilateral negotiations and sees no reason to change the rate at this time. GT&T believes that the rate should remain the same until the parties mutually agree to change it. The Company is unable to predict what benchmarks the FCC may establish or what other actions the FCC or U.S. carriers may take in an effort to secure lower settlement rates on the U.S.-Guyana route.

     Since inbound traffic from the United states to Guyana significantly exceeds outbound traffic from Guyana to the United States, any significant reduction in the settlement rate for U.S.-Guyana traffic could have a significant adverse impact on GT&T's earnings. Any significant reduction in the settlement rate also might make it difficult for GT&T to continue to attract audiotext traffic from the United States on a profitable basis. Any of these events would provide GT&T with a basis to seek a rate increase so as to permit GT&T to earn its contractually provided 15% rate of return. However, there can be no assurance as to when or whether GT&T would receive such a rate increase.

Taxation -- United States

     As a U.S. corporation, the Company is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. All of the Company's foreign subsidiaries (including Virgin Islands subsidiaries) are classified as controlled foreign corporations ("CFCs") for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended, (the "Code"). Under those provisions, the Company may be required to include in income certain earnings and profits ("E&P") of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times, prior to their being distributed to the Company. At present, no material amount of such subsidiary E&P is includible in the U.S. taxable income of the Company before being distributed to it. Pursuant to the foreign tax credit ("FTC") provisions of the Code, and subject to complex limitations contained in those provisions, the Company would be entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against the Company's U.S. federal income tax. The 10% Virgin Islands withholding tax applicable to dividends from the Virgin Islands is likely to constitute an additional cost of distributing any such dividends, because, after credit for allocable Virgin Islands corporate tax, the Company may not benefit from the potential credit for the withholding tax.

     A U.S. corporation is classified as a Personal Holding Company ("PHC") if
(a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income ( principally passive income, including interest and dividends) included in the Code definition of "PHC Income". For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of the Company for that year (i.e., the net income of the Company as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed (or deemed distributed for this purpose) would be subject to an additional PHC tax of 39.6%. The Company currently satisfies the above ownership criterion but believes that it does not satisfy the income criterion for classification as a PHC.

Taxation -- U.S. Virgin Islands

     Although the U.S. Virgin Islands is a taxing jurisdiction separate from the United States, the U.S. Internal Revenue Code of 1986, as amended, is the controlling taxing statute in the U.S. Virgin Islands, with the words "Virgin Islands" substituted for the words "United States" where appropriate. A corporation organized under the laws of the U.S. Virgin Islands is generally taxed at a 35% marginal rate on its worldwide income, subject to reduction by foreign tax credits, if available, plus a surcharge equal to 10% of the basic tax (i.e., an additional 3.5%). A corporation which is not organized under the laws of the U.S. Virgin Islands is generally subject to corporate income tax at a 35% rate, plus an additional 3.5% surcharge, on income effectively connected with a trade or business in the U.S. Virgin Islands, and to a 30% branch profits tax on effectively connected earnings and profits which are not reinvested in its U.S. Virgin Islands trade or business. Corporations not organized in the U.S. Virgin Islands are generally subject to a 10% U.S. Virgin Islands withholding tax on interest or dividends received from sources within the U.S. Virgin Islands (other than any dividends received from a corporation not organized under the laws of the U.S. Virgin Islands). Further,
Section 1274(b) of the Tax Reform Act of 1986 authorized the U.S. Virgin Islands to enact non-discriminatory local income taxes. Corporations and other taxpayers are also generally subject to property, gross receipts, excise and stamp taxes in the U.S. Virgin Islands. Under the U.S. Virgin Islands Industrial Development Commission (the "IDC"), the U.S. Virgin Islands may offer tax benefits to qualifying businesses for the purpose of promoting the growth, development and diversification of the U.S. Virgin Islands economy.

     ATN-VI, Vitelco, Vitelcom and VitelCellular (the "ATN-VI Group") file a consolidated income tax return in the U.S. Virgin Islands. Pursuant to the IDC and subject to the satisfaction of certain conditions by Vitelco, Vitelco was granted the following tax benefits through September 30, 1996: (i) a rebate of 11.25% of Vitelco's U.S. Virgin Islands income tax, income tax surcharge and customs duties and other taxes on raw materials which are attributable to the operations of Vitelco; and (ii) an exemption from 12.5% of Vitelco's U.S. Virgin Islands real property, gross receipts and excise taxes. The amount of these benefits in 1996 was $329,000. Vitelco applied in May 1996 to the Virgin Islands Industrial Development Commission for a five year rebate of 90% of its Virgin Islands income taxes and 100% of its Virgin Islands gross receipts, excise and property taxes. As of the date of this report, the application is still pending before the IDC.

     Dividends from ATN-VI to the Company and interest payments from any member of the ATN-VI Group of companies to the Company or any affiliates not organized in the U.S. Virgin Islands may be subject to a 10% U.S. Virgin Islands withholding tax.

Taxation -- Guyana

     In 1991, GT&T's worldwide income was subject to Guyanese tax at an overall rate of 45%. The tax rate was reduced to 35% effective for GT&T as of January 1, 1992 and was again increased to 45% effective for GT&T as of January 1, 1993. The GT&T Agreement provides that the repatriation of dividends to the Company and the payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to the Company or any of its subsidiaries for management services they are engaged to render shall be payable in foreign currency and that their repatriation to the United States shall not be subject to currency restrictions.

Employees

     At December 31, 1996, the Company, through its subsidiaries, employed approximately 1,100 individuals. At such date, Vitelco employed approximately 409 individuals. Approximately 274 of Vitelco's employees are represented by the United Steel Workers of America (the "Steel Workers"). Vitelco's contract with the Steel Workers expires on September 30, 1999.

     As of December 31, 1996, GT&T employed approximately 745 persons of whom approximately 565 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on March 31, 1997. The company considers its employee relations to be satisfactory. The Clerical & Commercial Workers Union, in February 1996, sought recognition to represent supervisors, junior managers and senior managers employed by GT&T. These levels of employees are not now unionized, but the Clerical & Commercial Workers Union has claimed that more than 50% of this level of staff are members of the Union. GT&T has responded that our current policy does not provide for collective bargaining of our management employees, and has requested evidence of the more than 50% membership.


Item 2.  Properties

     The facilities and properties of the Company are located primarily in the U.S. Virgin Islands and in Guyana.

     At December 31, 1996, the Company (including Vitelco, VitelCellular and Vitelcom) utilized approximately 132,000 square feet of building space on approximately 16 acres of land in various locations throughout the U.S. Virgin Islands. Of this space, approximately 116,000 square feet of building space on approximately 12 acres was owned (subject to a first priority security interest securing certain indebtedness to the RTFC and the RUS) and 16,000 square feet on approximately 4 acres was leased. Vitelco carries insurance in an aggregate amount of $50 million against damage to any of its property and business interruption insurance for damage to any of its properties other than telephone poles, cables and lines. This coverage excludes damage from wind storms (including hurricanes). Hurricane Hugo in September 1989 and Hurricane Marilyn in September 1995 caused significant damage to Vitelco's outside plant but little damage to its buildings or switching equipment. See "Business-Vitelco."

     Vitelco's network system principally utilizes the ITT System 1210 Digital Switch (the "1210 Switch") interconnected by fiber optic cable (on an intra-island basis) and digital microwave radio (on an inter-island basis). In addition, in January 1989, Vitelco purchased a DMS-100 switch (the "DMS-100 Switch") from Northern Telecom (CALA) Corporation and installed the switch in July 1989 in its main office in St. Thomas. The DMS-100 Switch has increased Vitelco's capacity to serve access lines.

     VitelCellular's system in the U.S. Virgin Islands consists of two full power cell sites and one low power enhancer on St. Thomas, a full power cell site and a high power enhancer on St. John, and two full power cell sites on St. Croix, which cover most of the land area of the islands and the surrounding waters. Despite the small land area of the islands, the mountainous terrain requires multiple radio sites for adequate coverage. The mobile telephone switching office that controls all of the radio sites is located on St. Thomas. All of VitelCellular's switching equipment is manufactured by Northern Telecom, Inc.

     At December 31, 1996, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information as to GT&T's present and planned facilities, see "Business--GT&T--Expansion Program." GT&T carries insurance against damage to equipment and buildings, but not to outside plant.


Item 3.  Legal Proceedings

     The Company is involved in various litigation, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company as of the date hereof:

 Name                           Age       Position

 Cornelius B. Prior, Jr.        63        President and Co-Chief
                                          Executive Officer of the Company;
                                          Chairman of the Board of Vitelco

 Jeffrey P. Prosser             40        Chairman of the Board and
                                          Co-Chief Executive Officer and
                                          Secretary of the Company; Chairman
                                          of the Board of GT&T

 James E. Kean                  61        Executive Vice President -
                                          Operations of the Company

 James J. Heying                42        Chief Operating Officer and
                                          Vice-President of the Company

 David L. Sharp                 48        President of Vitelco

 Craig A. Knock                 33        Chief Financial Officer and
                                          Vice-President of the Company

 Thomas R. Minnich              60        General Manager-GT&T

 Sharon Smalls                  50        Vice President - Human
                                          Resources of the Company


     Cornelius B. Prior, Jr. has been Co-Chief Executive Officer and President of the Company and Chairman of the Board of Vitelco, a wholly-owned subsidiary of the Company, since June 1987, when the Company acquired Vitelco. From 1980 until June 1987, Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group.

     Jeffrey J. Prosser has been Chairman of the Board, Co-Chief Executive Officer and Secretary of the Company since June 1987. He has been the Chairman of the Board of GT&T, a subsidiary of the Company, since January 28, 1991 and was President of Vitelco from June 1987 through February 1992. From 1980 until 1987, Mr. Prosser was a managing shareholder of Prosser, P.C. ("Prosser & Prosser"), an accounting firm.

     James E. Kean has been Executive Vice President--Operations of the Company since 1990 and was General Manager of GT&T from the Company's acquisition of GT&T in January 1991 until February 1993. Previously, he served as Executive Vice President - Operations and Engineering of Vitelco from 1988 to 1990. Since joining Vitelco as a Central Office Engineer in 1968, Mr. Kean has held the positions of Engineering Manager (1970-1974), Director of Engineering (1974-1978), Vice President (1978-1987) and Executive Vice President - Operations and Engineering (1988-1990). Mr. Kean was an associate engineer with Western Electric prior to joining Vitelco.

     James J. Heying has been Chief Operating Officer and Vice President of the Company since April 1993. Previously, from January 1990 until April 1993, Mr. Heying was Chief Financial Officer and Treasurer of both the Company and Vitelco. From 1981 until 1983, Mr. Heying was a staff accountant and a tax consultant at Touche Ross & Co. (a predecessor of Deloitte & Touche, an international accounting firm), and, from 1983 until 1989, was employed by Prosser & Prosser, P.C. as a manager and Certified Public Accountant. Mr. Heying also served as a financial advisor to the Company and Vitelco from 1987 until 1989. Mr. Heying obtained a B.B.A. degree in accounting and an M.A. degree in accounting from the University of Iowa in 1979 and 1981, respectively.

     David L. Sharp has been President of Vitelco since March 1992. From June 1990 until March 1992, Mr. Sharp was Vice President--St. Thomas Operations of Vitelco. Previously, he served as Assistant Vice President--Planning and Engineering of Vitelco from February 1989 to June 1990. Mr. Sharp joined Vitelco in November 1980 as a System Engineer and was promoted to Manager of Central Office Engineering in 1985 and to Director of Planning and Engineering in 1988. Prior to joining Vitelco, Mr. Sharp held a variety of engineering positions with General Dynamics Corporation.

     Craig Knock has been Chief Financial Officer and Vice-President of the Company since April, 1993. From July 1992 until April 1993, he was an Assistant Controller of the Company. From 1987 to 1992, Mr. Knock was a C.P.A. and Audit Manager at Deloitte & Touche, an international accounting firm. Mr. Knock obtained a B.B.A. degree in accounting from the University of Iowa in 1986.

     Thomas R. Minnich has been employed by the Company since August 1995 and was named General Manager - GT&T in March 1996. From September 1994 until August 1995, he was Senior Vice President - Telecommunications & Government Affairs for ICS Communications. From 1985 to 1994, Mr. Minnich was President and CEO of Matanuska Telephone Association, one of Alaska's primary telephone companies. Previously Mr. Minnich worked in various capacities for GTE for over 30 years.

     Sharon Smalls has been Vice President--Human Resources of the Company since March 1992 and served as Vice President - Human Resources of Vitelco from May 1990 through March 1993. Previously, she was Director of Human Resources for the U.S. Virgin Islands Water and Power Authority from January 1984 to January 1989.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters


     The following table sets forth quarterly market price ranges for the Company's Common Stock, as reported on the National Association of Securities Dealers Automated Quotation National Market System ("NASDAQ"):

1996 Quarters                               High                    Low
1st.............................           23 1/8                 10 5/8
2nd.............................           27 1/2                 20 1/2
3rd.............................           25 3/4                 18
4th.............................           22                     14 5/8

1995 Quarters                               High                    Low
1st.............................           9 3/4                  6 1/4
2nd.............................           8 5/8                  6
3rd.............................           12 5/8                 8 1/8
4th.............................           12 1/4                 10

     The Company's Common Stock, $.01 par value, was first listed on NASDAQ on November 14, 1991 under the symbol ATNI. As of March 24, 1997, the Company's Common Stock, $.01 par value, became listed on the American Stock Exchange ("AMEX") under the symbol "ANK".

     The approximate number of holders of record of Common Stock as of March 3, 1997 was 110.

Dividends

     The Company has paid no dividends on its Common Stock since June 30, 1993.

     The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will be dependent upon the results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, future prospects and profitability of the Company and its principal subsidiaries and other factors deemed relevant at that time by the Board of Directors. There can be no assurance that the Company will pay any dividends at any time in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Item 6.  Selected Financial Data


                             SELECTED CONSOLIDATED
                                FINANCIAL DATA

     The selected consolidated statement of operations data set forth below with respect to the years ended December 31, 1994, 1995 and 1996 and the selected consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The selected consolidated statement of operations data for the years ended December 31, 1992 and 1993 and selected consolidated balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited financial statements not included herein. The following table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the notes thereto and other financial information included herein.


                     Selected Consolidated Financial Data
                            Year Ended December 31,
    -----------------------------------------------------------------------
                                                             (in thousands, except per share data)
Statement of Operations Data:                    1992          1993          1994           1995          1996
-----------------------------                    ----          ----          ----           ----          ----

Telephone operations:
   Revenues:
     Local exchange service.............       $22,846        $22,345      $23,836        $22,966       $25,585
     Access charges.....................        13,493         14,845       14,689         13,608        16,124
     International long-distance
     revenues...........................        37,495         44,299       76,820        128,939       145,080

     Universal Service Fund.............        11,168         13,201       12,081         12,151        11,360
     Billing and other revenues.........         4,427          4,490        4,525          4,238         5,290
     Directory advertising..............         3,420          3,020        2,916          2,730         2,563
                                                 -----          -----        -----          -----         -----
     Total revenue......................        92,849        102,200      134,867        184,632       206,002

     Total expense......................        53,356         66,307       89,320        130,575       155,174
                                                ------         ------       ------        -------       -------
Income from telephone operations........        39,493         35,893       45,547         54,057        50,828

Income from other operations............         1,443          1,550        1,942          2,639         2,684
Non-operating revenues and expenses
   (other than interest), net...........        (4,653)       (12,921)      (9,341)       (10,219)       (9,458)
                                                ------        -------       ------        -------        ------
Income from continuing operations before
   interest expense, income taxes and
   minority interest....................        36,283         24,522       38,148         46,477        44,054

Interest expense, net...................         9,109         11,837       12,798         11,540        10,831
                                                 -----         ------       ------         ------        ------
Income from continuing operations before
   income taxes and minority interest...
                                                27,174         12,685       25,350         34,937        33,223
Income taxes............................         9,562          5,458       10,465         15,250        13,039
                                                 -----          -----       ------         ------        ------
Income from continuing operations before
   minority interest....................        17,612          7,227       14,885         19,687        20,184
                                                17,612
Minority interest.......................        (2,056)        (1,030)      (1,743)        (2,477)       (2,177)
                                                ------         ------       ------         ------        ------


Income from continuing operations.......       $15,556         $6,197      $13,142        $17,210        $18,007
                                               =======         ======      =======        =======        =======
------------------------------------------

Income per share from continuing operations     $ 1.27          $ .50      $ 1.07        $  1.40        $  1.47


Dividends per share.....................        $  .32         $  .20          -              -              -

Weighted average number of shares.......        12,273         12,273       12,273         12,273         12,273


                                                                    Year Ended December 31,
                                               -------------------------------------------------------------------
                                                                    (in thousands)

                                                1992          1993          1994           1995           1996
                                                ----          ----          ----           ----           ----
Balance Sheet Data:
Fixed Assets, net................             $225,886        249,415      242,548        226,660        251,996
Total assets.....................              305,196        326,741      332,048        363,874        382,834
Short-term debt (including current portion
   of long-term debt)............               10,540         19,362       19,249         24,841         30,095
Long-term debt, net..............              149,814        142,630      133,149        120,297        109,737
Stockholders equity..............               99,959        101,300      114,861        130,956        149,791





     (1) In 1992 and the first six months of 1993 dividends of $3,927,000 and $2,455,000, respectively , were declared and paid. The Company suspended payment of dividends after the second quarter of 1993.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

RESULTS OF OPERATIONS

Years ended December 31, 1995 and 1996

     Revenues from telephone operations for the year ended December 31, 1996 were $206 million as compared to $184.6 million for the prior year, an increase of $21.4 million (12%). The increase was due principally to a $14.9 million increase in audiotext traffic revenues at GT&T and a $4.3 million increase in local exchange and access charges at Vitelco for the year ended December 31, 1996. Vitelco's telephone operations revenues increased $4.3 million for the year ended December 31, 1996, principally as a result of restored lines in service to pre-Hurricane Marilyn levels. Hurricane Marilyn struck the Virgin Islands putting approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. At December 31, 1996 Vitelco had 59,470 lines in service.

     Consolidated telephone operating expenses increased $24.6 million (19%) for the year ended December 31, 1996. This increase was due principally to increases in audiotext and outbound traffic expenses at GT&T of $20.1 million due to increased traffic volume. As a result of a rate decrease ordered by the Guyana PUC on October 11, 1995, GT&T's outbound international traffic has increased by approximately 44% during the year ended December 31, 1996 resulting in an approximately $6.5 million increase in outbound traffic expenses. An additional factor contributing to the increase in consolidated telephone operating expenses was plant specific expense which increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the first quarter of 1996 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn.

     Overall, income from telephone operations decreased $3.2 million (6%) for the year ended December 31, 1996. The decrease occurred principally because of negative margins on outbound traffic at GT&T which in turn, was caused principally by rate decreases ordered by the PUC in October 1995. In January 1997, the Guyana High Court voided the PUC's order and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level. While these rates are also less than the associated outbound expense, had these rates been in effect throughout 1996, the Company estimates that GT&T's income from telephone operations in 1996 would have been approximately $8.5 million greater than it was, assuming GT&T's volume of traffic remained unchanged. Audiotext traffic increased 20.7 million minutes and other GT&T inbound paid and outcollect traffic increased 2.4 million minutes for the year ended December 31, 1996. These revenue increases at GT&T were more than offset by increased international long distance, plant, and other operating expenses. This resulted in a decrease in GT&T's contribution to income from telephone operations of $4.6 million (12%) for the year ended December 31, 1996. This was offset by a $1.4 million increase in the contribution to income from telephone operations at Vitelco caused by the restoration of lines in service after Hurricane Marilyn's impact discussed above.


     GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August 1995. Since then audiotext traffic has fluctuated between approximately 9 million and 11 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume of its audiotext traffic during 1997. Profit margins from this traffic decreased approximately 4% in 1996 principally due to a shift in traffic mix to less profitable countries and reductions some in accounting rates. In addition, margins are expected to decrease in 1997 as certain foreign carriers insist that terminating carriers of audiotext traffic bear a portion of the risk of non-collection associated with such traffic.

     Income before minority interest decreased $1.7 million (5%) for the year ended December 31, 1996. The significant factors that contributed to this for the year ended December 31, 1996 were:

  (i) the $3.2 million decrease in income from telephone operations discussed above;
  (ii) a $709,000 decrease in net interest expense due to decreased interest rates and lower outstanding debt,
  (iii) a $761,000 net decrease in other non operating revenue and expense,
  (iv) a $2.2 million decrease in income tax expense, principally due to lower taxable income at GT&T which has a higher effective tax rate than the balance of the Company.

     The Company's effective tax rate for the year ended December 31, 1996 was 39.2% as compared to 43.6% for the prior year.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Years ended December 31, 1994 and 1995

     Revenues from telephone operations for the year ended December 31, 1995 were $184.6 million as compared to $134.9 million for the prior year, an increase of $49.7 million (37%). The increases were due to a $52 million increase in audiotext traffic revenues at GT&T for the year ended December 31, 1995. Vitelco's telephone operations revenues decreased $3.2 million for the year ended December 31, 1995, principally as a result of Hurricane Marilyn which put approximately 37,800 of Vitelco's approximately 60,000 access lines out of service on September 15, 1995. See "Business - Vitelco." At December 31, 1995 Vitelco had 40,761 lines in service. Principally as a result of the impact of Hurricane Marilyn on Vitelco's lines in service in the fourth quarter of 1995, Vitelco's local exchange revenues decreased by $1.7 million (8%) and Vitelco's interstate access charge revenues decreased by $1.1 million for the year ended December 31, 1995

     Consolidated telephone operating expenses increased $41.3 million (46%) for the year ended December 31, 1995. This increase was due principally to increased audiotext and outbound traffic expenses at GT&T of $38.4 million, due to increased traffic volume. In addition, plant specific and plant non-specific expenses increased as a result of increased plant in service, although certain expenses at Vitelco were reduced in the fourth quarter of 1995 as Vitelco's work force was shifted from maintenance activities to repairing the damage caused by Hurricane Marilyn

     Overall, income from telephone operations increased $8.5 million (19%) for the year ended December 31, 1995. The increase occurred principally because of increased audiotext traffic at GT&T. Audiotext traffic increased
62.5 million minutes and other GT&T inbound paid and outcollect traffic increased 2.1 million minutes for the year ended December 31, 1995. These revenue increases at GT&T were partially offset by increased international long distance, plant, and other operating expenses. This resulted in an increase in GT&T's contribution to income from telephone operations of $11.1 million (40%) for the year ended December 31, 1995. This was offset by an approximately $1.5 million decrease in the contribution to income from telephone operations at Vitelco caused by the impact of Hurricane Marilyn on Vitelco's revenues and expenses discussed above.

     GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August. Since then audiotext traffic has held relatively steady at about 10 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume and profit margins of its audiotext traffic during 1996.

     Income from continuing operations before minority interest increased $4.8 million (32%) for the year ended December 31, 1995. The significant factors that contributed to this for the year ended December 31, 1995 were:

  (i) the $8.5 million increase in income from telephone operations discussed above;
  (ii) a $1.3 million decrease in interest expense due to decreased rates and debt,
  (iii) a $697,000 increase in income from other operations, (iv) a $4.8 million increase in income tax expense, principally due to higher taxable income.

     The Company's effective tax rate for the year ended December 31, 1995 was 43.6% as compared to 41.3% for the prior year.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


Regulatory Considerations


     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). At GT&T's request and with the consent of the government of Guyana, the Plan was modified in certain respects and the date for completion of the Plan was extended first to August 28, 1994 and then to February 28, 1995. The government has referred to the PUC the failure of GT&T to complete the Expansion Plan by February 28, 1995. Hearings on this subject before the PUC were stayed by the Guyana High Court during 1996. However that stay has expired and the PUC is free to schedule a hearing. Failure to timely fulfill the terms of the Expansion Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of fees paid by GT&T to the Company since January 1991. GT&T has filed a motion against the PUC's order in the Guyana High Court and has obtained an order staying the PUC's order pending determination of that motion.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from ATN all amounts theretofore paid. The order also provided that the Commission would be willing to authorize the payment for any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to ATN. At the date of this report, GT&T is planning to move against the PUC's order in the Guyana High Court.

Liquidity and Capital Resources

     The Company depends upon funds received from subsidiaries to meet its capital needs, including servicing existing debt and its ongoing program of seeking to acquire telecommunications licenses and businesses. The major source of funds for the Company has been advisory fees received from GT&T, which approximated $8.9 million for the year ended December 31, 1996, and interest income from advances to its subsidiaries, which approximated $4.3 million in 1996. These sources of funds, which provided net cash flows from operations (after operating expenses and changes in working capital requirements) of $3.4 million, were used primarily to pay debt of the Company. The PUC orders in January and March 1997 discussed above under "Regulatory Considerations" could have a material adverse impact on the Company's liquidity.

     Other potential sources of funds to the Company are from repayment of loans to subsidiaries or dividends from GT&T or ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN - VI meets certain financial ratios (which were not met at December 31, 1996). Consequently ATN - VI was restricted from paying dividends at that date. At December 31, 1996, the Company also holds a note of ATN - VI in the amount of approximately $23 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     ATN - VI's ability to service its debt is dependent on funds from its parent or its subsidiaries . The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the U.S. Virgin Islands Public Service Commission (PSC) also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, for the year ended December 31, 1996, Vitelco dividend paying capacity was approximately $200,000 in excess of the amounts permitted for servicing ATN-VI debt.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of December 31, 1996, the Company was in compliance with all covenants contained in its long-term debt agreements.

     Vitelco estimates that the total cost of repairing damage to its telephone plant caused by Hurricane Marilyn was approximately $41 million. Vitelco financed these expenditures from its cash balances (which were $21.4 million as of September 1, 1995), from cash flows from its operating activities, from $5 million of borrowings under a preexisting line of credit with RTFC and an additional $6 million of borrowings under a new $15 million line of credit from RTFC which Vitelco obtained after the hurricane. Vitelco has also received approval from the RUS for $35.7 million of long term financing. Borrowings under Vitelco's preexisting line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the new $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on April 29, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

     GT&T is not subject to any contractual restrictions on payment of dividends. However, the capital needs of GT&T's Expansion Plan, the working capital required for GT&T's rapid growth in audiotext traffic in 1995 and GT&T's own debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees mentioned above. Because the Company pays fees owing to audiotext traffic providers on a more rapid schedule than it collects on its audiotext traffic, the Company had to invest increasing amounts in the working capital related to its audiotext traffic during 1992-1995 when this traffic was growing at a rapid rate. The rate of growth in the required working capital for this traffic decreased shortly after August, 1995 when the volume of audio text traffic peaked and then leveled off. As a result of the reduced need by GT&T's audio text business for increasing amounts of working capital, GT&T has been contributing significantly to the Company's liquidity.

     If and when the Company settles outstanding issues with the Guyana Government and the PUC with regard to GT&T's Expansion Plan and its rates for service, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. There can be no assurance that the Company will be able to obtain any such financing.

     The Company's short term bank credit facility, under which the Company has $5.5 million of loans outstanding, expired on October 1, 1994. The bank has orally agreed to renew this facility until October 1, 1997 and to waive the prohibition on borrowing under the facility during the first thirty days of the renewal period.

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

Item 8.  Financial Statements and Supplementary Data

     Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III



Item 10.   Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, 1997, and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

Item 11.   Executive Compensation

     The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

     The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      1.       Financial Statements

                  Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.


                  2.       Financial Statement Schedules


                  Financial statement schedules for the company and its subsidiaries are submitted as a separate section of this annual report. See index to financial statements and schedules which appears on page f-1 hereof.

         (b)      Reports on Form 8-K


                  No reports on Form 8-K were filed during the last quarter of 1996.


         (c)      Exhibits


Exhibit No.                                 Description


3.       (a)      Restated Certificate of Incorporation of the Company. *****

         (b)      By-Laws of the Company. *****

4.       (a)      Specimen Form of Company's Common Stock Certificate.*

10.      Material contracts:

         (a) Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network Co. and Virgin Islands Telephone Corporation, as Borrowers, and Rural Telephone Finance Cooperative, Lender (excluding exhibits).*

         (b) First Amendment to Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network Co. and Virgin Islands Telephone Corporation, as Borrowers, and Rural Telephone Finance Cooperative, as Lender, dated July 7, 1989.*

         (c) Second Amendment to Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network Co. and Virgin Islands Telephone Corporation, as Borrowers, and Rural Telephone Finance Cooperative, as Lender, dated May 10, 1990 (excluding exhibits).*

         (d) Third Amendment to Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network Co. and Virgin Islands Telephone Corporation, as Borrowers, and Rural Telephone Finance Cooperative, as Lender, dated April 30, 1991 (excluding exhibits).*

         (e) Fourth Amendment to Loan Agreement, dated as of December 29, 1987, among Atlantic Tele-Network Co. and Virgin Islands Telephone Corporation, as Borrowers, and Rural Telephone Finance Cooperative, as Lender, dated August 21, 1991.*

         (f)      (Exhibit intentionally omitted).

         (g) Telephone Loan Contract, dated as of May 15, 1990, between Virgin Islands Telephone Corporation and the United States of America, acting through the Administrator of the Rural Electrification Administration.*

         (h) Supplemental Mortgage and Security Agreement, dated as of May 29, 1990, among Virgin Islands Telephone Corporation, as Mortgagor, the United States of America and Rural Telephone Finance Cooperative, as Mortgagee, and Vitelcom, Inc. (excluding exhibits).*

         (i) Equipment Financing Agreement, dated as of January 28, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V. (excluding exhibits).*

         (j) First Amendment to Equipment Financing Agreement, dated as of January 28, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V.*

         (k) Second Amendment to Equipment Financing Agreement, dated as of November 21, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V.**

         (l)      (Exhibit intentionally omitted).

         (m)      (Exhibit intentionally omitted).

         (n) Settlement Agreement, dated April 19, 1989, among the Virgin Islands Telephone Corporation, Atlantic Tele-Network Co., the Rural Telephone Finance Cooperative, Vitelcom, Inc. and the Virgin Islands Public Services Commission.*

         (o)      (Exhibit intentionally omitted).

         (p) PSC Order, dated November 4, 1991, embodying the Settlement Agreement, effective as of July 26, 1991, among the Virgin Islands Telephone Corporation, Atlantic Tele-Network Co. and the Virgin Islands Public Services Commission.*

         (q) Form of Indemnification Agreement between the Company and its directors and executive officers.*

         (r) PSC Order, dated August 12, 1992; embodying the Settlement Agreement effective August 5, 1992, between the Virgin Islands Telephone Corporation and the Virgin Islands Public Services
                  Commission.***

         (s) Settlement Agreement, dated June 22, 1993, between the Virgin Islands Telephone Corporation and the Virgin Islands Public Services Commission.****

         (t) Memorandum of understanding, dated June 23, 1993 by and between the Government of the Virgin Islands, by and through its Police Department and the Virgin Islands Telephone Corporation.****

21.      Subsidiaries of the Company.
_________________


* Filed as an exhibit to the Company's Registration Statement (File No. 33-43012) and incorporated herein by reference.

** Filed as an exhibit to the Company's Annual Report on Form 10K for 1991 and incorporated herein by reference.

*** Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the Quarter ended September 30, 1992 and incorporated herein by reference.

**** Filed as an exhibit to the Company's Quarterly Report on Form 10Q for the Quarter ended June 30, 1993 and incorporated herein by reference.

***** Filed as an exhibit on Form 8-K dated February 16, 1996 and incorporated herein by reference.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AND SCHEDULES COMPRISING ITEM 14 OF
ANNUAL REPORT ON FORM 10-K
TO SECURITIES AND EXCHANGE COMMISSION
YEAR ENDED DECEMBER 31, 1996


INDEX
------------------------------------------------------------------------------


                                                            PAGE

Independent Auditors' Report                                F-2

Consolidated Balance Sheets                                 F-3

Consolidated Statements of Operations                       F-4

Consolidated Statements of Stockholders' Equity             F-5

Consolidated Statements of Cash Flows                       F-6

Notes to Consolidated Financial Statements                  F-7

Financial Statement Schedules Furnished Pursuant to the Requirements of Form 10-K:

   I - Condensed Financial Statements of Atlantic
       Tele-Network, Inc. (Parent Company Only)            F-22

   II - Valuation and Qualifying Accounts                  F-26

All other schedules are omitted because they are not applicable or because the required information is shown elsewhere herein.

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Atlantic Tele-Network, Inc. and subsidiaries

     We have audited the accompanying consolidated balance sheets of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statements schedules listed in the Index on
Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.





Deloitte & Touche LLP


March 25, 1997
Omaha, Nebraska


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
(Columnar Amounts in Thousands)
----------------------------------------------------------------------------

ASSETS                                                                                    1995            1996
------                                                                                    ----            ----
Current assets:
  Cash                                                                                   18,822          11,540
  Accounts receivable, net                                                               63,353          63,660
  Materials and supplies                                                                  8,656           9,658
  Prepayments and other current assets                                                    5,781           4,110
                                                                                          -----           -----

          Total current assets                                                           96,612          88,968

Fixed assets:
  Property, plant and equipment                                                         286,856         328,895
  Less accumulated depreciation                                                        (101,729)       (117,031)
    Franchise rights and cost in excess of underlying book value, less
    accumulated amortization of $9,769,000 and $11,170,000                               41,533          40,132
                                                                                         ------          ------
           Net fixed assets                                                             226,660         251,996

Property costs recoverable from future revenues, less accumulated
  amortization of $1,406,000 in 1996                                                     20,000          22,905
  Uncollected authorized rate increases                                                   4,339           3,119
  Other assets                                                                           16,263          15,846
                                                                                         ------          ------

                                                                                        363,874         382,834
                                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                           6,969          17,153
  Accounts payable                                                                       19,568          25,021
  Accrued taxes                                                                           6,177           2,457
  Advance payments and deposits                                                           2,719           2,701
  Other current liabilities                                                               8,815           8,231
  Current portion of long-term debt                                                      17,872          12,942
                                                                                         ------          ------
           Total current liabilities                                                     62,120          68,505


Deferred income taxes and tax credits                                                    28,188          33,066
Long-term debt, excluding current portion                                               120,297         109,737
Pension and other long-term liabilities                                                   9,457           6,702
Minority interest                                                                        12,856          15,033

Contingencies and commitments (Notes J and K)


  Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
   none issued and outstanding                                                              -               -

  Common stock, par value $.01 per share; 20,000,000 shares authorized;
  12,272,500 shares issued and outstanding                                                  123             123
  Paid-in capital                                                                        81,852          81,852
  Retained earnings                                                                      48,981          67,816
                                                                                         ------          ------
        Total stockholders' equity                                                      130,956         149,791
                                                                                        -------         -------

                                                                                        363,874         382,834
                                                                                       ==========      =========

See notes to consolidated financial statements.



----------------------------------------------------------------------------------------------------------
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(Columnar Amounts in Thousands, Except Per Share Data)
----------------------------------------------------------------------------------------------------------

                                                                         1994         1995         1996
                                                                         ----         ----         ----
Telephone Operations:
  Revenues:
    Local exchange service                                              23,836       22,966       25,585
    Access charges                                                      14,689       13,608       16,124
    International long-distance revenues                                76,820      128,939      145,080
    Universal Service Fund                                              12,081       12,151       11,360
    Billing and other revenues                                           4,525        4,238        5,290
    Directory advertising                                                2,916        2,730        2,563
                                                                         -----        -----        -----

           Total revenues                                              134,867      184,632      206,002


  Expenses:
    Plant specific operations                                           11,655       12,879       16,447
    Plant nonspecific operations                                        19,336       21,530       22,487
    Customer operations                                                  5,355        5,657        6,399
    Corporate operations                                                13,993       13,085       12,081
    International long-distance expenses                                35,969       74,335       94,457
    Taxes other than income                                              3,012        3,089        3,303
                                                                         -----        -----        -----

           Total expenses                                               89,320      130,575      155,174
                                                                        ------      -------      -------


           Income from telephone operations                             45,547       54,057       50,828

Other Operations:
  Revenues:
    Cellular services                                                    3,616        5,910        5,480
    Product sales and rentals                                            4,879        5,128        5,435
                                                                         -----        -----        -----

           Total revenues                                                8,495       11,038       10,915

  Expenses of other operations                                           6,553        8,399        8,231
                                                                         -----        -----        -----


           Income from other operations                                  1,942        2,639        2,684


Non-operating Revenues and Expenses:
  Interest expense                                                     (13,044)     (12,511)     (11,289)
  Interest income                                                          246          971          458
  Other revenues and expenses, net                                      (9,341)     (10,219)      (9,458)
                                                                        ------      -------       ------

           Non-operating revenues and expenses, net                    (22,139)     (21,759)     (20,289)
                                                                       -------      -------      -------


Income before income taxes and minority interest                        25,350       34,937       33,223
Income taxes                                                           (10,465)     (15,250)     (13,039)
Minority interest                                                       (1,743)      (2,477)      (2,177)
                                                                        ------       ------       ------


Net income                                                              13,142       17,210       18,007
                                                                        ======       ======       ======


Net income per share                                                      1.07         1.40         1.47
                                                                          ====         ====         ====


Weighted average shares outstanding                                     12,273       12,273       12,273
                                                                        ======       ======       ======

See notes to consolidated financial statements.


-----------------------------------------------------------------------------------------------------------------------
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------



                                                                                                             Total
                                                           Common         Paid-in        Retained         Stockholders'
                                                           Stock          Capital        Earnings           Equity
                                                           -----          -------        --------           ------
Balance, January 1, 1994                                     123            81,852         19,325            101,300

  Minimum pension liability adjustment, net
    of income taxes of $250,000                               -               -               419                419


  Net income                                                  -               -            13,142             13,142
                                                            ------         ------          ------             ------


Balance, December 31, 1994                                   123            81,852         32,886            114,861

  Minimum pension liability adjustment, net of
    income tax benefit of $666,000                            -               -            (1,115)            (1,115)


  Net income                                                  -               -            17,210             17,210
                                                           ------           ------         ------             ------


Balance, December 31, 1995                                   123            81,852         48,981            130,956

  Minimum pension liability adjustment, net of
    income taxes of $494,000                                  -               -               828                828


  Net income                                                  -               -            18,007             18,007
                                                          ------            ------         ------             ------


Balance, December 31, 1996                                   123            81,852         67,816            149,791
                                                         ========         =========       ========          =========




See notes to consolidated financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------------
                                                                                  1994            1995           1996
                                                                                  ----            ----           ----
Cash flows from operating activities:
  Net income                                                                      13,142         17,210          18,007
  Adjustments to reconcile net income to net
    cash flows from operating activities:
      Depreciation and amortization                                               17,319         18,584          19,272
      Deferred income taxes                                                        6,118          4,651           5,528
      Minority interest                                                            1,743          2,477           2,177
      Changes in operating assets and liabilities:
        Accounts receivable                                                      (12,235)       (29,733)           (307)
        Materials, supplies and other current assets                               1,856            743            (512)
        Uncollected authorized rate increases                                       (508)         2,946           1,220
        Accounts payable                                                          (2,640)         7,248           5,453
        Accrued taxes                                                                357          4,659          (3,720)
        Other                                                                      2,556          2,321          (1,892)
                                                                                   -----          -----          ------
           Net cash flows from operating activities                               27,708         31,106          45,226

Cash flows from investing activities:
  Capital expenditures                                                           (18,368)       (22,539)        (47,202)
  Insurance proceeds                                                              10,074              -               -
                                                                                   -----          -----          ------
           Net cash flows from investing activities                               (8,294)       (22,539)        (47,202)

Cash flows from financing activities:
  Repayment of long-term debt                                                     (9,644)       (12,436)        (16,826)
  Issuance of long-term debt                                                          18          5,291           1,336
  Net borrowings (repayments) on notes                                                32           (115)         10,184
                                                                                      --           ----          ------
           Net cash flows from financing activities                               (9,594)        (7,260)         (5,306)
                                                                                  ------         ------          ------

Net change in cash                                                                 9,820          1,307          (7,282)

Cash, Beginning of Year                                                            7,695         17,515          18,822
                                                                                   -----         ------          ------

Cash, End of Year                                                                 17,515         18,822          11,540
                                                                                  ======         ======          ======

Supplemental cash flow information:
  Interest paid                                                                   12,299         12,090          10,920
                                                                                  ======         ======          ======

  Income taxes paid                                                                3,409          4,113          11,186
                                                                                   =====          =====          ======

Non-cash activities:
  Change in minimum pension liability                                               (918)         1,842          (1,071)
                                                                                    ====          =====          ======

  Change in pension intangibles                                                     (249)            61             251
                                                                                    ====             ==             ===

See notes to consolidated financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
-----------------------------------------------------------------------------
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------


A.    SIGNIFICANT ACCOUNTING POLICIES

     General - Atlantic Tele-Network, Inc. (the Company or ATN) is engaged principally in providing telecommunications services, including local telephone service, access to long-distance service, and cellular service, in the U.S. Virgin Islands and the Cooperative Republic of Guyana.

     Basis of Presentation - The consolidated financial statements include the accounts of the Company, and all of its wholly-owned subsidiaries, including Atlantic Tele-Network Co. (ATN-VI) and its subsidiary, the Virgin Island Telephone Corporation (Vitelco), and majority-owned subsidiaries, including Guyana Telephone and Telegraph Company Limited (GT&T). All material intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Regulatory Accounting - The Company's telephone subsidiaries follow the accounting for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, Accounting for the Affects of Certain Types of Regulation (SFAS 71). This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly under SFAS 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years.

     Cash - For purposes of the statement of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

     Materials and Supplies - Materials and supplies are carried in inventory principally at weighted average cost.

     Fixed Assets - The original cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Fixed assets also include the acquisition cost of Vitelco in excess of underlying book value and the acquisition of GT&T franchises, all of which are being amortized over forty years on the straight-line method.

     Debt Issuance Costs - Costs relating to the issuance of debt are being amortized over the term of the debt.

     Depreciation - The Company provides for depreciation using the straight-line and equal life group methods. This has resulted in a composite annualized rate of 6.4%, 6.9% and 6.3% for Vitelco and 4.7%, 4.7% and 4.1% for GT&T for the years ended December 31, 1994, 1995 and 1996, respectively. With respect to regulated subsidiaries, the original cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized in connection with ordinary retirements of depreciable property. Repairs and replacements of minor items of property are charged to maintenance expense.

     Revenue - Local exchange service, exchange access charges and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. In determining revenue, the Company estimates usage by foreign exchanges of the Company's local exchange network to determine the appropriate rate to apply to long distance minutes carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign exchange carriers and doubtful accounts from customers. The amounts the company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

     Income Taxes - The Company uses an asset and liability approach for reporting of income taxes and measures deferred tax assets and liabilities based on temporary differences existing at each balance sheet date using enacted tax rates. The Company and its U.S. subsidiary file a consolidated U.S. tax return. ATN-VI files a consolidated U.S. Virgin Islands income tax return with its Virgin Islands subsidiaries and GT&T files in Guyana. Investment tax credits related to regulated telephone operations have been deferred and are being amortized into income over the service lives of the related property.

     Foreign Currency Transactions - With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in Guyana currency are adjusted to reflect the current exchange rate. Currency transaction losses approximated $673,000 for the period ended December 31, 1994 and have not been material for any of the other periods presented.

     Income Per Share - Income per share is computed on the basis of the weighted average number of shares outstanding.


B.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:

                                                                                           December 31,
                                                                                   ---------------------------
                                                                                       1995            1996
                                                                                       ----            ----
Subscribers and installment sales, net of allowance for
  doubtful accounts of $3,004,000 and $2,145,000                                       12,796         11,910
Connecting companies                                                                   47,050         47,311
Other                                                                                   3,507          4,439
                                                                                        -----          -----


                                                                                        63,353        63,660
                                                                                        ======        ======


C.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

                                                          December 31,
                                              -------------------------------
                                                        1995            1996
                                                        ----            ----

Used in Telephone Operations:
  Outside plant                                       124,530         158,860
  Central office equipment                             72,520          80,936
  Land and building                                    19,953          21,124
  Station equipment                                     9,151           9,739
  Furniture and office equipment                        5,168           5,493
  Construction in process                              17,504          15,603
  Other                                                13,823          11,593
                                                       ------          ------

           Total used in telephone operations         262,649         303,348

Used in Other Operations                               24,207          25,547
                                                       ------          ------

                                                      286,856         328,895
                                                      =======         =======


     All property, plant and equipment used in telephone operations are recorded at the original cost of the acquired company except for the property, plant and equipment of GT&T, which were recorded at their fair market value of $16,052,000 at the date of acquisition.

D.    PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. Vitelco's estimate of the historical cost of the facilities damaged or destroyed by Hurricane Marilyn is approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. Vitelco has applied to the Virgin Islands Industrial Development Corporation
(IDC) for a five year rebate of 90% of its Virgin Island income taxes and 100% of its Virgin Islands gross receipts and certain other taxes to assist in recovering the intrastate portion of the telecommunications plant. The application is still pending before the IDC.

E.    OTHER ASSETS

      Other assets consist of the following:
                                                           December 31,
                                                     ------------------------
                                                        1995           1996
                                                        ----           ----
Rural Telephone Finance Corporation certificates
  and patronage dividends receivable                    5,057          5,781
Debt service reserve fund and escrow account            3,900          3,900
Pension and retirement plan intangibles                 2,741          1,877
Debt issuance costs                                     1,937          1,626
Deferred costs and intangibles, net                       685            872
Other                                                   1,943          1,790
                                                        -----          -----

                                                       16,263         15,846
                                                       ======         ======



F.    NOTES PAYABLE

     The Company has in place a $5.5 million line of credit, bearing interest at 0.75% over prime rate, which has expired and has been verbally extended to October 1997. The interest rate was 9.25% and 9% at December 31, 1995 and 1996, respectively. As of December 31, 1995 and 1996, $5.5 million was outstanding under this arrangement.

     At December 31, 1995 and 1996, Vitelco had short-term notes payable to an insurance company of $457,000 and $431,000, respectively, with interest rates of 5.5% and 5.7%, respectively.

     Vitelco has a $5 million revolving line of credit with a variable rate of interest with the Rural Telephone Finance Corporation (RTFC) which expires in March 2000 and a $15 million revolving line of credit with a variable rate of interest also with the RTFC expiring April 1997. As of December 31, 1995, no amounts were borrowed under these lines of credit. At December 31, 1996, Vitelco has borrowings of $5 million for the line of credit expiring in March 2000 and $6 million for the line of credit expiring April 1997, both with interest rates of 6.9%.

     At December 31, 1995 and 1996, the Company had demand notes payable to a stockholder of $1,012,000 and $222,000, respectively, with an interest rate of 9.58%.



G.    LONG-TERM DEBT

      Long-term debt consists of the following:


                                                                                         December 31,
                                                                                   ------------------------
                                                                                         1995            1996
                                                                                         ----            ----
COMPANY:
  Note payable to ITT, paid January 1996                                                  4,000            -
SUBSIDIARIES:
  Notes payable to RTFC, with principal and interest payments due quarterly through December 30, 2002:
      ATN-VI                                                                             21,203          19,098
      Vitelco                                                                            27,934          24,142

                                                                                         49,137          43,240

Less RTFC subordinated capital certificates                                              (8,065)         (6,490)
                                                                                         ------          ------

                                                                                         41,072          36,750

Notes payable to Rural Utilities Service ("RUS") with principal
  and interest payments due monthly through 2012.                                        57,594          56,901
Notes payable to Northern Telecom International Finance B.V.
  ("NTIF") by GT&T under an $11,500,000 supply loan (the "GT&T
  Supply Loan") and $34 million equipment financing agreement
  (the "GT&T Equipment Loan").                                                           30,465          25,447
Note payable to be repaid with semi-annual payments and a balloon
  payment of $1,925,000 on December 31, 1999.                                             3,850           3,300
Other                                                                                     1,188             281
                                                                                          -----             ---

                                                                                        138,169         122,679

Less current portion                                                                     17,872          12,942
                                                                                         ------          ------

                                                                                        120,297         109,737
                                                                                        =======         =======

     Interest on the Vitelco note payable to RTFC is fixed at 9.75%. On the ATN-VI note payable, $1.4 million and $1.3 million with a variable interest rate of 6.35% and 6.3% was outstanding at December 31, 1995 and 1996, respectively, with the balance bearing a fixed rate of 8%.

     The RUS note arrangement calls for fixed monthly principal and interest payments of $7.04 per $1,000 of loan balance with any remaining balance due May 2012. The interest rate on these notes is fixed at 5%.

     The RUS and RTFC debt agreements contain provisions which may require prepayments of RTFC debt in the event of future advances from the RUS. Vitelco has received approval from the RUS for an additional $35.7 million of long-term financing under terms similar to its existing RUS debt.

     The RTFC and RUS agreements require, among other things, maintenance of minimum debt service and times interest earned coverages and restrictions on issuance of additional long-term debt. The RTFC agreement also limits the payment of dividends by ATN-VI to 40% of ATN-VI's consolidated net income, contingent upon ATN-VI's ability to meet certain financial ratios (which were not met at December 31, 1996). Therefore, ATN-VI was prohibited from paying dividends. At December 31, 1996, the ability of ATN-VI to service its debt was dependent on funds from its parent or its subsidiaries. The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests with an exception for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the U.S. Virgin Islands Public Service Commission (PSC) also contain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at December 31, 1996, Vitelco had approximately $200,000 of retained earnings available for dividends.

     As a condition of being granted the RTFC loan, the Company was required to invest in subordinated capital certificates with the RTFC. No capital certificates were amortized against the loan balance during 1995. In 1996, the Company received a cash repayment of $1,575,000. These certificates are non-interest bearing. As a member of the RTFC, the Company shares proportionately in the net earnings of the RTFC. The Company's share of RTFC earnings, included as an offset to interest expense, was $532,000, $528,000 and $551,000 for the years ended December 31, 1994, 1995 and 1996, respectively. RTFC distributions of net earnings are made primarily through issuances of patronage capital certificates (included in other assets) which are redeemed at the option of the RTFC.

     The GT&T Supply Loan, which had a balance of $6,034,000 and $4,314,000 at December 31, 1995 and 1996, respectively, requires monthly principal and interest payments with final maturity on January 15, 1999. The GT&T Supply Loan was fixed at 11.75%. The GT&T Equipment Loan, which had a balance of $24,431,000 and $21,133,000 at December 31, 1995 and 1996, respectively, require monthly principal payments totaling $275,000 plus interest with all outstanding balances maturing in 2004 through 2005. The interest rates on the GT&T Equipment Loan are at fixed rates from 9.17% to 11.29%.

     The GT&T Equipment Loan is guaranteed by the Company and secured by a pledge of all the GT&T stock owned by the Company and a security interest in all net toll revenues due to GT&T from U.S., British and Canadian carriers. GT&T is also required to maintain a debt service reserve fund under this loan agreement. The balance of this fund, included in other assets, was $3.9 million at December 31, 1995 and 1996. The GT&T Supply Loan is secured by a security interest in certain of GT&T's international net toll revenues.

     The $3.3 million note payable is collateralized by property with a book value of $6.9 million as of December 31, 1996. The variable interest rate was 7.2% at December 31, 1996.

      The annual requirements for principal payments are as follows:

Years Ending December 31,                          Total
-------------------------                          -----

1997                                              12,940
1998                                              13,683
1999                                              12,235
2000                                              12,520
2001                                              13,065
Thereafter                                        64,726
                                                  ------
                                                 129,169
Less RTFC subordinated capital certificates       (6,490)
                                                  ------

                                                 122,679
                                                 =======





H.    INCOME TAXES

The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense:

                                              Years Ended December 31,
                                           ---------------------------------
                                            1994       1995       1996
                                            ----       ----       ----

Tax computed at statutory U.S. federal
  income tax rates                           8,872     12,228     11,628
Guyana income taxes in excess of
  statutory U.S. rate                        1,613      2,906      2,038
Other, net                                     (20)       116       (627)
                                               ---        ---       ----

Income tax expense                          10,465     15,250     13,039
                                            ======     ======     ======


      The components of income tax expense are comprised of the following:


                                              Years Ended December 31,
                                          ----------------------------------
                                             1994      1995      1996
                                             ----      ----      ----
Current:
  United States and U.S. Virgin Islands      2,011     1,210     3,096
  Foreign                                    2,696    10,370     4,948
Deferred                                     6,118     4,651     5,528
Amortization of regulatory liability and
  investment tax credits                      (360)     (981)     (533)
                                              ----      ----      ----

                                            10,465    15,250    13,039
                                            ======    ======    ======

The significant components of deferred tax liabilities and assets are as follows:

                                                               December 31,
                                                              1995       1996
                                                              ----       ----
Deferred tax liabilities:
  Differences between book and tax basis of property          20,823    24,887
  Revenues not recognized for tax purposes                     2,229     1,680
  Property costs recoverable from future revenues              7,480     8,566
  Other                                                          -          73
                                                              ------    ------
                                                              30,532    35,206

Deferred tax assets:
  Non-deductible expense                                       1,602     1,067
  Operating loss carryforwards                                 3,309        -
  Pension costs not currently deductible                         929       507
  Regulatory liability                                         1,510     1,297
  Other                                                          344        -
                                                              ------    ------
                                                               7,694     2,871
                                                               =====     =====

Total deferred tax liability                                  22,838    32,335

Valuation allowance                                              834        -
                                                               ------    -----
           Net deferred tax liabilities                       23,672    32,335
                                                              ======    ======




     Upon the adoption of SFAS 109, the Company recorded regulatory assets and liabilities for the cumulative effect of the adoption on the Company's regulated subsidiaries since it was anticipated that these amounts would be recovered from or returned to customers through future rates. At December 31, 1995 and 1996 the Company has a regulatory liability of approximately $4.0 million and $3.5 million which is included in other long term liabilities in the consolidated balance sheet.

     At December 31, 1996, unremitted earnings of foreign subsidiaries were approximately $81,178,000. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. The determination of the amount of U.S. tax which would be payable if such unremitted foreign earnings were repatriated through dividend remittances is not practicable in that any U.S. taxes payable on such dividends would be significantly offset by foreign tax credits. Additionally, distributions from ATN-VI and its subsidiaries could be subject to 10% withholding taxes imposed by the U.S. Virgin Islands. ATN-VI has not paid any dividends to the Company in the past and does not intend to remit any dividends in the foreseeable future. The cumulative undistributed earnings of ATN-VI amounted to $38,883,000 as of December 31, 1996. Pursuant to the term of the purchase agreement with the government of Guyana, there are no withholding taxes applicable to distributions from GT&T.

I.    RETIREMENT PLANS

     The Company has noncontributory defined benefit pension plans for eligible hourly union employees and salaried employees who are not members of a collective bargaining unit, and who meet certain age and employment criteria. The funding policy is to contribute to the Plan such amounts that are necessary to fund the Plan in accordance with funding requirements of ERISA. Contributions are intended to provide not only for benefits attributed for service to date, but also for those expected to be earned in the future. The benefits are based on the participants' average salary for the "salaried plan" and credited service years for the "hourly plan."

      Net periodic pension cost was:

                                                  Years Ended December 31,
                                             -------------------------------
                                               1994     1995       1996
                                               ----     ----       ----

Service cost                                    711       600       811
Interest on projected benefit obligation        774       890     1,061
Actual return on assets                        (130)   (1,292)   (1,331)
Net amortization and deferral                   276     1,052     1,085
                                                ---     -----     -----
                                                            0         0
Net periodic pension cost                     1,631     1,250     1,626
                                              =====     =====     =====




     The following table sets forth the funded status, the amounts recognized in the balance sheet of the Company at December 31, 1995 and 1996, and the principal assumptions of the Company's plans:

                                                            December 31,
                                                       ---------------------
                                                          1995        1996

Actuarial present value of benefit obligations:
  Vested benefits                                        11,894     13,681
  Nonvested benefits                                        509         39
                                                            ---         --

Accumulated plan benefits                                12,403     13,720
                                                         ======     ======

Projected benefit obligation                            (13,977)   (16,027)

Fair value of plan assets                                 9,973     12,389
                                                          -----     ------

Plan projected benefit obligation in excess of assets    (4,004)    (3,638)

Unrecognized net loss                                     3,481      2,699
Unrecognized prior service costs                            793      1,257
Unrecognized net obligation at January 1, 1987            1,096        939
                                                          -----        ---

Pension prepaid included in the balance sheet             1,366      1,257
                                                          =====      =====


     For Vitelco, ATN-VI and ATN, Inc. the discount rate was 7.0% and 7.4% at December 31, 1995 and 1996 and the expected rate return on invested assets was 8.0% for both years. The Guyana discount rate was 15.0% and 13.0% and the expected Guyana rate of return on invested assets was 12% and 10.0% for the GT&T plan at December 31, 1995 and 1996.

     In accordance with Statement of Financial Accounting Standards No. 87, at December 31, 1995 and 1996, the Company has recorded an additional minimum pension liability equal to the unfunded pension benefit obligation of $4,303,000 and $3,234,000, and an intangible asset (to the extent of the additional liability) equal to the aggregate of the prior service cost and transition obligation of $1,622,000 and $1,877,000. The change in the excess of the minimum pension liability over the intangible of $669,000, $(1,781,000) and $1,322,000 at December 31, 1994, 1995 and 1996, respectively, has been recorded as a credit to (reduction in) equity, net of taxes (benefits) of $250,000, $(666,000) and $494,000.

     In addition, the Company and its subsidiaries have an investment and savings plan for all salaried employees which covers all employees of the Company and its subsidiaries (except GT&T) who are not members of a collective bargaining unit and who meet certain age and employment criteria. With respect to such plan, the Company expensed $158,000, $178,000 and $181,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also has a 401(k) plan for hourly union employees who meet certain age and employment requirements. Employee contributions are elective and no contributions are required by the Company.

     In 1991, the Company established an Employees' Stock Ownership Plan ("ESOP") to provide a means for employees to participate in the ownership of the Company. All non-craft salaried and hourly employees of the Company and its participating affiliates who are not members of a collective bargaining unit and who have attained age 21 and completed one year of service are eligible to participate in the ESOP.

     The Company may make discretionary contributions to the ESOP in the form of Company stock (or cash which is used to acquire stock of ATN, Inc., either on the open market or directly from the Company). The ESOP is permitted to borrow money to purchase Company stock. No Company contributions were made in 1994, 1995 or 1996.

     In addition to providing pension benefits, the Company provides unfunded noncontributory defined medical, dental, vision and life benefits for both retired, hourly and salaried employees (except GT&T) who meet certain age and employment criteria. The cost of these postretirement benefits is accrued during the employee's active service period.

     Net postretirement benefit cost was:


                                                     Years Ended
                                                     December 31,
                                                 ---------------------
                                                    1995        1996
                                                    ----        ----

Service cost                                          68         73
Interest cost                                        108        116
Transition obligation                                 38         38
Net other amortization and deferral                   51         68
                                                      --         --

    Net postretirement benefit cost                  265        295
                                                     ===        ===

     The following table sets forth the funded status and the amounts recognized in the balance sheet of the Company:


                                                            December 31,
                                                       ---------------------
                                                         1995          1996
                                                         ----          ----

Accumulated postretirement benefit obligation:
  Retirees                                                251          281
  Eligible actives                                        338          412
  Non-eligible actives                                  1,127        1,053
                                                        -----        -----
                                                        1,716        1,746

Fair value of plan assets                                 -           -
                                                        -----        -----
Accumulated benefit obligation in excess of assets     (1,716)      (1,746)

Unrecognized net loss (gain)                             (143)        (263)

Unrecognized prior service costs                          615          543

Unrecognized net obligation                               643          605
                                                          ---          ---

Pension liability included in the balance sheet          (601)        (861)
                                                          ===          ===





     In determining the accumulated postretirement benefit obligations, the discount rate was assumed to be 7.0% in 1995 and 7.4% in 1996. For 1996, the assumed health care cost trend rate was 9.9% and 8.9% for pre-age 65 and post-age 65 participants, respectively, declining gradually to 5.5% and 5.75% over the next 15 years. A 1% increase in assumed health care cost trend rate would increase the service and interest cost expense by $19,000 for 1996 and increase the accumulated postretirement benefits obligations by $163,000.

J.    REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. In March 1997, GT&T notified the PUC that it would be putting into effect a surcharge on long distance rates designed to recover these lost revenues over a period of 18 months. The PUC has taken the position that GT&T may not put the surcharge into effect without the permission of the PUC, and this matter has not yet been resolved.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from ATN all amounts theretofore paid. The order also provided that the Commission would be willing to authorize the payment for any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to ATN. GT&T is planning to appeal the PUC's order to the Guyana High Court.

K.    CONTINGENCIES AND COMMITMENTS

     The Company presently has no coverage for its outside plant or for damages caused by wind storms. The Company continues to explore various alternatives to enable it to insure these risks in whole or in part, but believes that such insurance is currently not available at commercially reasonable terms.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. However, all proceedings by the PUC with respect to GT&T's obligations under its Expansion Plan were stayed by the Guyana High Court during GT&T's appeal to the Court from the PUC's October, 1995 order with regard to telephone rates discussed in Note J. As a result of the High Court's decision in January 1997 on this appeal, the stay is no longer in effect. The PUC scheduled a hearing on this matter for March 1997 and at GT&T's request, the hearing has been postponed and has not yet been rescheduled. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     The Company has various litigation cases and claims in the normal course of business the resolution of which, in the opinion of management, is not expected to have a material effect on the financial statements.

L.    FAIR VALUE DISCLOSURE

     Management has determined the carrying amounts of cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of fair value. The fair value of long-term debt is estimated using a discounted cash flow analysis. At December 31, 1995 and 1996, the carrying value of long-term debt was $138,169,000 and $122,679,000 and the estimated fair value was $132,140,000 and $121,293,000, respectively.

M.    GEOGRAPHIC AND CREDIT CONCENTRATIONS

      Geographic data:


                                            United
                                            States     Guyana    Consolidated
                                            ------     ------    ------------

1996 Telephone operations:
 Total revenues                             57,749     148,253     206,002
 Income from telephone operations           16,837      33,991      50,828
  Identifiable assets                      224,224     158,610     382,834

1995 Telephone operations:
  Total revenues                            53,462     131,170     184,632
  Income from telephone operations          15,461      38,596      54,057

  Identifiable assets                      215,363     148,511     363,874




     Revenues from AT&T comprised approximately 25%, 27% and 29% of consolidated total revenues in 1994, 1995 and 1996, respectively. Revenues from MCI comprised approximately 13% and 15% in 1995 and 1996, respectively. British Telecom comprised approximately 11% of consolidated total revenues in 1995. These revenues consist principally of international and long distance service, interstate network access, and billing and collection service revenues. No other revenue source accounted for more than 10% of total revenues for the years presented.

     A significant portion of the Company's international long-distance revenue discussed above is generated by GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider accounted for $28 million, $78 million and $83 million of these revenues for the years ended December 31, 1994, 1995 and 1996, respectively.



N.    QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1996 and 1995:



                                                                      Three Months Ended
                                                  -----------------------------------------------------------
                                                       March 31       June 30     September 30     December 31
                                                       --------       -------     ------------     -----------

1996
Operating revenues                                       52,320         55,882         57,035         51,680
Operating expenses                                       38,450         41,004         43,250         40,701
                                                         ------         ------         ------         ------
Operating profit                                         13,870         14,878         13,785         10,979
Non-operating revenues and expenses, net                  7,168          5,241          4,677          3,203
                                                          -----          -----          -----          -----
Income before provision for income
  taxes and minority interest                             6,702          9,637          9,108          7,776
Income taxes                                              2,924          3,952          3,608          2,555
Net income before minority interest                       3,778          5,685          5,500          5,221
Minority interest                                           592            680            588            317
                                                            ---            ---            ---            ---

Net income                                                3,186          5,005          4,912          4,904
                                                          =====          =====          =====          =====

Net income per share                                      $0.26          $0.41          $0.40          $0.40
                                                          =====          =====          =====          =====

Weighted average shares outstanding                      12,273         12,273         12,273         12,273
                                                         ======         ======         ======         ======



                                                                      Three Months Ended
                                                  ------------------------------------------------------------
                                                       March 31       June 30     September 30     December 31
                                                       --------       -------     ------------     -----------

1995
Operating revenues                                       40,179         48,102        52,117          55,272
Operating expenses                                       27,788         33,462        38,372          39,352
                                                         ------         ------        ------          ------
Operating profit                                         12,391         14,640        13,745          15,920
Non-operating revenues and expenses, net                  5,363          6,442         5,541           4,413
                                                          -----          -----         -----           -----
Income before provision for income
  taxes and minority interest                             7,028          8,198         8,204          11,507
Income taxes                                              2,885          3,485         3,467           5,413
                                                          -----          -----         -----           -----
Net income before minority interest                       4,143          4,713         4,737           6,094
Minority interest                                           457            637           594             789
                                                            ---            ---           ---             ---

Net income                                                3,686          4,076         4,143           5,305
                                                          =====          =====         =====           =====

Net income per share                                      $0.30          $0.33         $0.34           $0.43
                                                          =====          =====         =====           =====

Weighted average shares outstanding                      12,273         12,273        12,273           12,273
                                                         ======         ======        ======           ======

O.    SUBSEQUENT EVENT

     On January 29, 1997 the Company announced that its Board of Directors and its two principal stockholders had approved the terms of the split-up of the Company into two separate public companies. One, a new company, will contain all of the Company's Virgin Islands operations. The other will continue the Company's Guyana operations. As a condition to the transaction, the new company is required to raise in excess of $17.4 million which will be paid to the Company in repayment of certain intercompany indebtedness and will be used by the Company to redeem a portion of the stock held by one of the principal stockholders. The split-up is subject to the execution of definitive documentation, the receipt of certain regulatory approvals, including a ruling from the Internal Revenue Service that the distribution of shares of the new company will be tax free for federal income tax purposes to the Company and its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, and an opinion from an investment banking firm as to the fairness of the split-up from a financial point of view to the public stockholders of the Company.



ATLANTIC TELE-NETWORK, INC.                                Schedule I
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1995 AND 1996
(Amounts in Thousands)
----------------------------------------------------------------------------

ASSETS                                                  1995          1996
------                                                  ----          ----
Current assets:
  Cash                                                  1,615           578
  Other current assets                                    281           192
                                                          ---           ---
                                                        1,896           770

Property and equipment                                  3,242         3,149
  Less accumulated depreciation                        (1,622)       (2,094)
                                                       ------        ------
                                                        1,620         1,055

Investment in and advances to subsidiaries            141,122       155,038

Other assets                                              576         2,044
                                                          ---         -----

                                                      145,214       158,907
                                                      =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         6,512         5,722
  Accounts payable                                      1,651           952
  Accrued taxes                                           508         1,214
  Other current liabilities                               969           952
  Current portion of long-term debt                     4,328            88
                                                        -----            --
           Total current liabilities                   13,968         8,928

Long-term debt, excluding current portion                 290           188

Contingencies and commitments

Stockholders'equity:
  Common stock                                            123           123
  Preferred stock                                         -             -
  Paid-in capital                                      81,852        81,852
  Retained earnings                                    48,981        67,816
                                                       ------        ------
           Total stockholders' equity                 130,956       149,791
                                                      -------       -------

                                                      145,214       158,907
                                                      =======       =======

See note to condensed financial statements.



ATLANTIC TELE-NETWORK, INC.                                Schedule I
(Parent Company Only)                                      (Continued)

CONDENSED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Amounts)
------------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                       -------------------------------------------
                                                                             1994          1995           1996
                                                                             ----          ----           ----

Advisory fees                                                                4,701          7,870         8,895
Interest income                                                              4,056          4,555         4,464
                                                                             -----          -----         -----
                                                                             8,757         12,425        13,359
Expenses:
  Interest                                                                     743            893           522
  General and administrative                                                 5,960          7,215         7,117
                                                                             -----          -----         -----
                                                                             6,703          8,108         7,639
                                                                             =====          =====         =====

Income before income taxes and equity in undistributed earnings
  of subsidiaries                                                            2,054          4,317         5,720
Income taxes                                                                  (759)        (1,049)       (1,651)
                                                                              ----         ------        ------

Income before equity in undistributed earnings of subsidiaries               1,295          3,268         4,069
Equity in undistributed earnings of subsidiaries                            11,847         13,942        13,938

Net income                                                                  13,142         17,210        18,007
                                                                            ======         ======        ======
Net income per share                                                         $1.07          $1.40         $1.47
                                                                             =====          =====         =====

Average number of shares outstanding                                        12,273         12,273        12,273
                                                                            ======         ======        ======

See note to condensed financial statements.



ATLANTIC TELE-NETWORK, INC.                                Schedule I
(Parent Company Only)                                      (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                     Years Ended December 31,
                                                                            --------------------------------------------
                                                                                 1994           1995            1996
                                                                                 ----           ----            ----
Cash flow from operating activities:
  Net income                                                                      13,142         17,210         18,007
  Adjustments to reconcile net income to net cash flows
 from operating activities:
    Equity in undistributed earnings of subsidiaries                             (11,847)       (13,942)       (13,938)
    Deferred income taxes                                                            820           (225)          (348)
    Depreciation and amortization                                                    759            662            694
    Change in operating assets and liabilities:
      Other assets                                                                 2,233          1,138         (1,120)
      Other liabilities                                                           (1,927)         1,267             (7)
      Other                                                                         (212            395            138
                                                                                    ----            ---            ---
           Net cash flows from operating activities                                2,968          6,505          3,426

Cash flows from investing activities:
  Investment in and advances to subsidiaries                                      (2,899)        (4,844)           669
  Capital expenditures                                                               (19)          (377)          -
                                                                                     ---           ----           ----
           Net cash flows from investing activities                               (2,918)        (5,221)           669

Cash flows from financing activities:
  Net borrowings (repayments) on notes                                              -              -              (790)
  Issuance of long-term debt                                                        -               356           -
  Repayment of long-term debt                                                       (192)          (204)        (4,342)
                                                                                    ----           ----         ------
           Net cash flows from financing activities                                 (192)           152         (5,132)

Net change in cash                                                                  (142)         1,436         (1,037)

Cash, Beginning of year                                                              321            179          1,615
                                                                                     ---            ---          -----

Cash, End of year                                                                    179          1,615            578
                                                                                     ===          =====            ===

Supplemental cash flow information:
  Interest paid                                                                      692          1,037            542
                                                                                     ===          =====            ===

  Income taxes paid                                                                   80            260            620
                                                                                      ==            ===            ===


See note to condensed financial statements.


                                                           Schedule I
                                                           (Continued)
ATLANTIC TELE-NETWORK, INC.
(PARENT COMPANY ONLY)

NOTE TO CONDENSED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------


A.    SIGNIFICANT ACCOUNTING POLICIES

     Investment in Subsidiaries - Atlantic Tele-Network, Inc.'s investment in subsidiaries is accounted for using the equity method.



                                                           Schedule II
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------


                                                   Balance at       Charged to          Net          Balance
                                                    Beginning        Costs and         Charge        at End
                                                    of Period        Expenses           Offs        of Period
                                                    ---------        --------           ----        ---------
YEAR ENDED DECEMBER 31, 1994:
  Description:
    Allowance for doubtful accounts                     1,889          1,484            1,465         1,908
                                                        =====          =====            =====         =====


YEAR ENDED DECEMBER 31, 1995:
  Description:
    Allowance for doubtful accounts                     1,908          1,723              627         3,004
                                                        =====          =====              ===         =====


YEAR ENDED DECEMBER 31, 1996:
  Description:
    Allowance for doubtful accounts                     3,004            389            1,248         2,145
                                                        =====            ===            =====         =====


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          ATLANTIC TELE-NETWORK, INC.

March 26, 1997              By: /s/ Cornelius B. Prior,Jr.
                            -------------------------------
                            Cornelius B. Prior, Jr.
                            Co-Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature
/S/ Cornelius B. Prior, Jr.                 Title
---------------------------
   Cornelius B. Prior, Jr.                 President, Co-Chief Executive
   March 26, 1997                          Officer and Director (Principal
                                           Executive Officer)
/s/ Jeffrey J. Prosser
---------------------------
   Jeffrey J. Prosser                      Chairman of the Board, Co-Chief
   March 26, 1997                          Executive Officer, Officer and
                                           Director (Principal Executive
                                           Officer)
/s/ Craig A. Knock
---------------------------
   Craig A. Knock                          Chief Financial Officer and
   March 26, 1997                          Vice-President (Principal Financial
                                           and Accounting Officer)
/s/ John P. Raynor
---------------------------
   John P. Raynor                          Director
   March 26, 1997

/s/ Andrew F. Lane
---------------------------
   Andrew F. Lane                          Director
   March 26, 1997

/s/Robert A,R. Maclennan
---------------------------
   Robert A.R. Maclennan                   Director
   March 26, 1997

/S/ Sir Shridath S. Ramphal
---------------------------
Sir Shridath S. Ramphal                    Director
March 26, 1997