Form 10-Q
period 1997-03-31
ATLANTIC TELE NETWORK INC /DE
filed 1997-05-15
CIK 879585

------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended March 31, 1997

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, the registrant had outstanding 12,272,500 shares of its common stock ($.01 par value).
    ------------------------------------------------------------------------

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

---------------------------------------------------------------------------------------------------------------------------


                                                                             December 31,    March 31,
ASSETS                                                                           1996          1997
                                                                                             (Unaudited)
                                                                             -----------     -----------
Current assets:
  Cash                                                                     $     11,540      $   12,465
  Accounts receivable, net                                                       63,660          60,117
  Materials and supplies                                                          9,658           9,391
  Prepayments and other current assets                                            4,110           3,719
                                                                             -----------     -----------
          Total current assets                                                   88,968          85,692

Fixed assets:
  Property, plant and equipment                                                 328,895         333,301
  Less accumulated depreciation                                                (117,031)       (121,428)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $11,170,000 and $11,520,000                       40,132          39,782
                                                                             -----------     -----------
           Net fixed assets                                                     251,996         251,655

Property costs recoverable from future revenues                                  22,905          22,391
Uncollected authorized rate increases                                             3,119           3,018
Other assets                                                                     15,846          16,469
                                                                             -----------     -----------
                                                                           $    382,834     $   379,225
                                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                            $     17,153     $    16,810
  Accounts payable                                                               25,021          20,661
  Accrued taxes                                                                   2,457           2,079
  Advance payments and deposits                                                   2,701           2,865
  Other current liabilities                                                       8,231           6,792
  Current portion of long-term debt                                              12,942          12,936
                                                                             -----------     -----------
           Total current liabilities                                             68,505          62,143

Deferred income taxes and tax credits                                            33,066          32,969
Long-term debt, excluding current portion                                       109,737         107,522
Pension and other long-term liabilities                                           6,702           6,578
Minority interest                                                                15,033          15,340
Contingencies and commitments (Note D)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;           -                -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    12,272,500 shares issued and outstanding                                        123             123
  Paid-in capital                                                                81,852          81,852
  Retained earnings                                                              67,816          72,698
                                                                             -----------     -----------
           Total stockholders' equity                                            149,791        154,673
                                                                             -----------     -----------
                                                                           $     382,834     $  379,225
                                                                             ===========     ===========

See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except Per Share Data)

----------------------------------------------------------------------------------------------------------

                                                                                      (Unaudited)
                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           -------------------------------
                                                                                 1996            1997
 Telephone Operations:
  Revenues:
    Local exchange service                                                 $      6,311    $      7,283
    Access charges                                                                3,364           4,192
    International long-distance revenues                                         35,241          30,862
    Universal Service Fund                                                        2,802           3,591
    Billing and other revenues                                                    1,029           1,530
    Directory advertising                                                           649             487
                                                                             -----------     -----------
           Total revenues                                                        49,396          47,945

  Expenses:
    Plant specific operations                                                     3,717           3,821
    Plant nonspecific operations                                                  4,923           6,443
    Customer operations                                                           1,594           1,614
    Corporate operations                                                          2,921           2,989
    International long-distance expenses                                         22,305          20,254
    Taxes other than income                                                         916             894
                                                                             -----------     -----------
           Total expenses                                                        36,376          36,015
           Income from telephone operations                                      13,020          11,930

Other Operations:
  Revenues:
    Cellular services                                                             1,638           1,149
    Product sales and rentals                                                     1,286           1,030
                                                                             -----------     -----------
           Total revenues                                                         2,924           2,179
  Expenses of other operations                                                    2,074           1,860
                                                                             -----------     -----------
           Income from other operations                                             850             319

Non-operating Revenues and Expenses:
  Interest expense                                                               (2,868)         (2,572)
  Interest income                                                                   142              89
  Other revenues and expenses                                                    (4,442)         (1,668)
                                                                             -----------     -----------
           Non-operating revenues and expenses, net                              (7,168)         (4,151)
                                                                             -----------     -----------

Income before income taxes and minority interest                                  6,702           8,098
Income taxes                                                                      2,924           2,909
                                                                             -----------     -----------
Income before minority interest                                                   3,778           5,189

Minority interest                                                                  (592)           (307)
                                                                             -----------     -----------

Net income                                                                 $      3,186    $      4,882
                                                                             ===========     ===========


Net income per share                                                       $       0.26    $       0.40
                                                                             ===========     ===========


Weighted average shares outstanding                                              12,273          12,273
                                                                             ===========     ===========

See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------

                                                                                     (Unaudited)
                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           -------------------------------
                                                                                1996           1997


Net cash flows provided by operating activities                            $    20,670     $   8,570

Cash flows from investing activities:
  Capital expenditures                                                         (12,207)       (5,081)
                                                                            -----------   -----------
           Net cash used in investing activities                               (12,207)       (5,081)

Cash flows from financing activities:
  Repayment of long-term debt                                                   (6,187)       (2,221)
  Net borrowings (repayments) on notes                                           3,975          (343)
                                                                            -----------   -----------
           Net cash flows provided (used) by financing activities               (2,212)       (2,564)
                                                                            -----------   -----------

Net increase in cash                                                             6,251           925

Cash, Beginning of Period                                                       18,822        11,540
                                                                            -----------   -----------

Cash, End of Period                                                        $    25,073     $  12,465
                                                                            ===========   ===========

Supplemental cash flow information:
  Interest paid                                                            $     2,796     $   2,606
                                                                            ===========   ===========

  Income taxes paid                                                        $      $416     $   2,219
                                                                            ===========   ===========

  Depreciation and Amortization Expense                                    $     $4,525    $   6,003
                                                                            ===========   ===========


See notes to consolidated condensed financial statements.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
                   Three Months Ended March 31, 1996 and 1997


                         (Columnar Amounts in Thousands)




         A.       GENERAL

         SIGNIFICANT ACCOUNTING POLICIES

     The consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiaries (the "Company") at December 31, 1996 has been taken from audited financial statements at that date. All other consolidated condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1996 and 1997 are not necessarily indicative of the operating results for the full year not yet completed.

         B.       PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On  September  15,  1995,  Hurricane  Marilyn  struck the Virgin  Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. Vitelco has applied to the Industrial Development Commission of the Virgin Islands for a 5-year exemption from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts and certain other taxes to assist in recovering the intrastate portion of the costs described above. This application is still pending before the IDC.

         C.       REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. Effective May 1, 1997, GT&T put into effect a surcharge on long distance rates designed to recover these lost revenues over a period of 18 months. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau (a non-governmental group in Guyana) sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. At the date of the report, the PUC's appeal and the Consumer Advisory Bureau's application are still pending.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from ATN all amounts theretofore paid. The order also provided that the Commission would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to ATN. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. At the date of this report, the PUC's application is still pending.

         D.       CONTINGENCIES AND COMMITMENTS

     The Company presently has no insurance coverage for its outside plant for damages caused by wind storms. The Company is exploring alternatives to enable it to insure this risk in whole or in part, but believes that such insurance for outside plant is currently not available at reasonable rates.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. However, all proceedings by the PUC with respect to GT&T's obligations under its Expansion Plan were stayed by the Guyana High Court during GT&T's appeal to the Court from the PUC's October, 1995 order with regard to telephone rates discussed above. As a result of the High Court's decision in January 1997 on this appeal, the stay is no longer in effect. The PUC has scheduled a hearing on this matter for July 1997. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

         E.       SPLIT-UP TRANSACTION

     On January 29, 1997, the Company announced that its Board of Directors and its two principal stockholders had approved the terms of the split-up of the Company into two separate public companies. One, a new company, will contain all of the Company's Virgin Islands operations. The other will continue the Company's Guyana operations. As a condition to the transaction, the new company is required to raise in excess of $17.4 million which will be paid to the Company in repayment of certain intercompany indebtedness and will be used by the Company to redeem a portion of the stock held by one of the principal stockholders. The split-up is subject to the execution of definitive documentation, the receipt of certain regulatory approvals, including a ruling from the Internal Revenue Service that the distribution of shares of the new company will be tax free for federal income tax purposes to the Company and its stockholders under Section 355 of the Internal Revenue Code of 1986, as amended, and an opinion from an investment banking firm as to the fairness of the split-up from a financial point of view to the public stockholders of the Company.

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

         RESULTS OF OPERATIONS

         Three Months ended March 31, 1996 and 1997

     Revenues from telephone operations for the period ended March 31, 1997 were $47.9 million as compared to $49.4 million for the corresponding period of the prior year, a decrease of $1.5 million (3%). Vitelco's telephone operations revenues increased $2.8 million (21%) for the three months ended March 31, 1997, principally as a result of the recovery from Hurricane Marilyn in September 1995 and an approximately $789,000 increase in Universal Service Fund revenues because of increased investment. At March 31, 1997 Vitelco had 60,397 lines in service compared to 45,940 at the corresponding date in the prior year. This revenue increase was more than offset by a decrease of $4.4 million from the corresponding period in the prior year in international long distance revenues at GT&T. Revenues from international inbound traffic decreased $5.8 million principally due to lower audiotext revenues, as a result of reduced traffic, a shift in traffic mix to lower rate countries, and chargebacks from certain foreign carriers. Offsetting this was an increase of $1.4 million in unprofitable international outbound revenues. In January 1997, the Guyana High Court voided a Guyana PUC order of October 1995 which had substantially reduced outbound rates in 1996, and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level. Effective May 1997 GT&T instituted a surcharge on its outbound traffic to recover over 18 months approximately $10 million of revenues lost as a result of the PUC's improper October 1995 order. Both of these actions should have the affect of reducing the volume of unprofitable outbound traffic and increasing the volume of inbound international traffic to Guyana for the remainder of 1997.

     Consolidated telephone operating expenses decreased $361,000 for the three months ended March 31, 1997. The decrease in expenses is principally due to a $2.1 million decrease in international outbound expenses as a result of lower audiotext traffic and associated expenses. This decrease was substantially offset by increased depreciation and plant specific expenses at Vitelco and GT&T due to increased plant in service.

     Overall, income from telephone operations decreased $1.1 million (8%) for the three months ended March 31, 1997. The decrease occurred principally because of decreased audiotext traffic at GT&T. These revenue decreases at GT&T were partially offset by decreased international long distance expenses. Accordingly, GT&T's contribution to income from telephone operations decreased $2.7 million (31%) for the three months ended March 31, 1997. This was offset by an approximately $1.6 million increase in the contribution to income from telephone operations at Vitelco discussed above.

     During 1996, audiotext traffic fluctuated between approximately 9 million and 11 million minutes per month. In the first quarter of 1997, it averaged
8.8 million minutes per month. Audiotext is a highly competitive business, and GT&T may experience significant increases or decreases in the volume of its audiotext traffic during the remainder of 1997. Profit margins from this traffic have decreased principally due to a shift in traffic mix to less profitable countries, reductions in some accounting rates, chargebacks from certain foreign carriers, and an increase in the value of the U.S. dollar against the SDR (Special Drawing Rights, which are based on exchange rates for U.S., German, British, French, and Japanese currencies) in which a substantial part of GT&T's audiotext revenues are denominated.

     Income before income taxes and minority interest increased $1.4 million for the three months ended March 31, 1997. The significant factors which contributed to this change for the three months ended March 31, 1997 were:

  (i) the $1.1 million decrease in income from telephone operations discussed above;

  (ii) a $531,000 decrease in income from other operations as a result of decreased cellular operations;

 (iii)     a $243,000 decrease in net interest expense due to reduced debt;

  (iv) a $2.8 million decrease in other revenues and expenses. This was principally due to a non-recurring charge of $2.8 million in the first three months of 1996 for the Company's obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996.

     The Company's effective tax rate for the three months ended March 31, 1997 was 35.9% as compared to 43.6% for the corresponding period of the prior year. The decrease is due principally to the proportionally lower earnings of GT&T.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


         Regulatory Considerations

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. Effective May 1, 1997, GT&T put into effect a surcharge on long distance rates designed to recover these lost revenues over a period of 18 months. The PUC has appealed the January 1997 decision of the Guyana High Court of Appeals, and in May 1997 the Consumer Advisory Bureau (a non governmental group in Guyana) sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. At the date of this report, the PUC's appeal and the Consumer Advisory Bureau's application are still pending.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from ATN all amounts theretofore paid. The order also provided that the Commission would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to ATN. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the two orders mentioned above. At the date of this report, the PUC's application is still pending.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. However, all proceedings by the PUC with respect to GT&T's obligations under its Expansion Plan were stayed by the Guyana High Court during GT&T's appeal to the Court from the PUC's October, 1995 order with regard to telephone rates discussed above. As a result of the High Court's decision in January 1997 on this appeal, the stay is no longer in effect. The PUC has scheduled a hearing on this matter for July 1997. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.


         Liquidity and Capital Resources

     The Company depends upon funds received from subsidiaries to meet its capital needs, including servicing existing debt and its ongoing program of seeking to acquire telecommunications licenses and businesses. The major sources of funds for the Company has been advisory fees received from GT&T and interest payments by GT&T and ATN-VI on intercompany debt. The PUC orders in January and March 1997 discussed above under "Regulatory Considerations" could have a material adverse impact on the Company's liquidity.

     Other potential sources of funds to the Company are from repayment of loans to subsidiaries or dividends from GT&T or ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN - VI meets certain financial ratios (which were not met at March 31, 1997). Consequently ATN - VI was restricted from paying dividends at that date. At March 31, 1997, the Company also holds a note of ATN - VI in the amount of approximately $23 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     ATN - VI's ability to service its debt is dependent on funds from its parent or its subsidiaries . The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the U.S. Virgin Islands Public Service Commission (PSC) also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at March 31, 1997, Vitelco's dividend paying capacity was approximately $1.0 million in excess of the amounts permitted for servicing ATN-VI debt.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of March 31, 1997, the Company was in compliance with all covenants contained in its long-term debt agreements.

     At March 31, 1997, Vitelco had outstanding $5 million of borrowings under a $5 million line of credit with the RTFC expiring in March 2000, and an additional $6 million under a $15 million line of credit with the RTFC expiring in October 1997. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from RTFC.

     GT&T is not subject to any contractual restrictions on payment of dividends. However, GT&T's own capital needs and debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees and interest on intercompany debt mentioned above.

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




                                   Atlantic Tele-Network, Inc.
                                   ---------------------------




Date: May 14, 1997                 /s/  Craig A. Knock
------------------                 -------------------
                                   Craig A. Knock
                                   Chief Financial Officer and Vice-President
                                   signing both in his capacity as Vice-
                                   President on behalf of the Registrant and
                                   as Chief Financial Officer of the Registrant