Form 10-Q
period 1997-06-30
ATLANTIC TELE NETWORK INC /DE
filed 1997-08-14
CIK 879585

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended June 30, 1997

                                                            OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 1997, the registrant had outstanding 12,272,500 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

---------------------------------------------------------------------------------------------------------------------------


                                                                                       December 31,     June 30,
ASSETS                                                                                     1996           1997
                                                                                                     (Unaudited)
Current assets:                                                                       ------------   ------------
  Cash                                                                                 $   11,540     $   11,441
  Accounts receivable, net                                                                 63,660         56,092
  Materials and supplies                                                                    9,658          9,427
  Prepayments and other current assets                                                      4,110          6,195
                                                                                      ------------   ------------
          Total current assets                                                             88,968         83,155

Fixed assets:
  Property, plant and equipment                                                           328,895        336,761
  Less accumulated depreciation                                                          (117,031)      (124,058)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $11,170,000 and $11,870,000                                 40,132         39,432
                                                                                      ------------   ------------
           Net fixed assets                                                               251,996        252,135

Property costs recoverable from future revenues                                            22,905         22,250
Uncollected authorized rate increases                                                       3,119          2,920
Other assets                                                                               15,846         16,322
                                                                                      ------------   ------------
                                                                                         $382,834       $376,782
                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                        $   17,153     $   15,722
  Accounts payable                                                                         25,021         20,377
  Accrued taxes                                                                             2,457          1,970
  Advance payments and deposits                                                             2,701          3,065
  Other current liabilities                                                                 8,231          6,737
  Current portion of long-term debt                                                        12,942         12,936
                                                                                      ------------   ------------
           Total current liabilities                                                       68,505         60,807

Deferred income taxes and tax credits                                                      33,066         22,059
Long-term debt, excluding current portion                                                 109,737        104,173
Pension and other long-term liabilities                                                     6,702          6,453
Minority interest                                                                          15,033         15,341

Contingencies and commitments (Note E)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;              -              -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    12,272,500 shares issued and outstanding                                                  123            123
  Paid-in capital                                                                          81,852         81,852
  Retained earnings                                                                        67,816         85,974
                                                                                      ------------   ------------
           Total stockholders' equity                                                     149,791        167,949
                                                                                      ------------   ------------
                                                                                       $  382,834     $  376,782
                                                                                      ============   ============


See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

---------------------------------------------------------------------------------------------------------------
                                                                (Unaudited)                   (Unaudited)
                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                         ------------------------------------------------------
                                                              1996          1997           1996           1997

Telephone Operations:
  Revenues:
    Local exchange service                               $    6,278    $    7,193      $  12,589      $  14,476
    Access charges                                            3,712         4,407          7,076          8,599
    International long-distance revenues                     38,232        26,255         73,473         57,117
    Universal Service Fund                                    2,802         3,451          5,604          7,042
    Billing and other revenues                                1,275         1,290          2,304          2,820
    Directory advertising                                       644           427          1,293            914
                                                         -----------   -----------    -----------    -----------
           Total revenues                                    52,943        43,023        102,339         90,968

  Expenses:
    Plant specific operations                                 4,152         4,169          7,869          7,990
    Plant nonspecific operations                              5,212         5,410         10,135         11,853
    Customer operations                                       1,630         1,692          3,224          3,306
    Corporate operations                                      3,206         3,122          6,127          6,111
    International long-distance expenses                     23,989        18,339         46,294         38,593
    Taxes other than income                                     712           862          1,628          1,756
                                                         -----------   -----------    -----------    -----------
           Total expenses                                    38,901        33,594         75,277         69,609
           Income from telephone operations                  14,042         9,429         27,062         21,359

Other Operations:
  Revenues:
    Cellular services                                         1,581           997          3,219          2,146
    Product sales and rentals                                 1,358         1,304          2,644          2,334
                                                         -----------   -----------    -----------    -----------
           Total revenues                                     2,939         2,301          5,863          4,480
  Expenses of other operations                                2,103         2,010          4,177          3,870
                                                         -----------   -----------    -----------    -----------
           Income from other operations                         836           291          1,686            610

Non-operating Revenues and Expenses:
  Interest expense                                           (2,862)       (2,745)        (5,730)        (5,317)
  Interest income                                                85            69            227            158
  Other revenues and expenses                                (2,464)       (3,288)        (6,906)        (4,956)
                                                         -----------   -----------    -----------    -----------
           Non-operating revenues and expenses, net          (5,241)       (5,964)       (12,409)       (10,115)
                                                         -----------   -----------    -----------    -----------

Income before income taxes and minority interest              9,637         3,756         16,339         11,854
Income taxes                                                  3,952        (9,521)         6,876         (6,612)
                                                         -----------   -----------    -----------    -----------
Income before minority interest                               5,685        13,277          9,463         18,466

Minority interest                                              (680)           (1)        (1,272)          (308)
                                                         -----------   -----------    -----------    -----------

Net income                                               $    5,005    $   13,276      $   8,191      $  18,158
                                                         ===========   ===========    ===========    ===========


Net income per share                                     $     0.41    $     1.08      $    0.67      $    1.48
                                                         ===========   ===========    ===========    ===========


Weighted average shares outstanding                          12,273        12,273         12,273         12,273
                                                         ===========   ===========    ===========    ===========


See notes to consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                             (Unaudited)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------
                                                                                          1996           1997


Net cash flows provided by operating activities                                          $20,992           $17,221

Cash flows from investing activities:
  Capital expenditures                                                                   (28,839)          (10,319)
                                                                                      -----------      ------------
           Net cash used in investing activities                                         (28,839)          (10,319)

Cash flows from financing activities:
  Repayment of long-term debt                                                            (10,033)           (5,570)
  Net borrowings (repayments) on notes                                                     8,808            (1,431)
                                                                                      -----------      ------------
           Net cash flows provided (used) by financing activities                         (1,225)           (7,001)
                                                                                      -----------      ------------

Net increase (decrease) in cash                                                           (9,072)              (99)

Cash, Beginning of Period                                                                 18,822            11,540
                                                                                      -----------      ------------

Cash, End of Period                                                                       $9,750           $11,441
                                                                                      ===========      ============

Supplemental cash flow information:
  Interest paid                                                                           $5,797            $5,233
                                                                                      ===========      ============

  Income taxes paid                                                                       $8,523            $3,683
                                                                                      ===========      ============

  Depreciation and Amortization Expense                                                   $9,154           $10,920
                                                                                      ===========      ============



See notes to consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 1996 and 1997




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

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and six months ended June 30, 1996 and 1997 are not necessarily indicative of the operating results for the full year not yet completed.

B. PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. In May 1997, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes to assist in recovering the intrastate portion of the hurricane related costs.

C. ACCOUNTING FOR INCOME TAXES

     As discussed in Note B above, Vitelco received approval from the Virgin Islands Industrial Development Commission in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the three and six months ended June 30, 1997.

D. REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. GT&T is presently seeking to put into effect a surcharge on long distance rates designed to recover these lost revenues over a period of 18 months. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

E. CONTINGENCIES AND COMMITMENTS

     The Company previously had no insurance coverage for its outside plant for damages caused by wind storms. Effective June 1997, the Company has obtained such insurance coverage in the amount of $30 million per storm and $55 million in the aggregate.

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC has scheduled a hearing on this matter for August 1997. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.


F. SPLIT-UP TRANSACTION

     The Company has filed a Registration Statement dated August 12, 1997, which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, receipt from the Internal Revenue Service of a tax ruling to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies.

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


RESULTS OF OPERATIONS

Three and Six Months ended June 30, 1996 and 1997

     Revenues from telephone operations for the three months ended June 30, 1997 were $43.0 million as compared to $52.9 million for the corresponding period of the prior year, a decrease of $9.9 million, or 19%. Revenues from telephone operations for the six months ended June 30, 1997 were $91.0 million as compared to $102.3 million for the corresponding period of the prior year, a decrease of $11.4 million, or 11%. The decreases were principally due to a $12.7 and $19.1 million decrease in audiotext traffic revenues at GT&T for the three and six months ended June 30, 1997, respectively.

     GT&T's volume of audiotext traffic peaked in August 1995 at slightly in excess of 10 million minutes per month and fluctuated between 9 and 10 million minutes per month in 1996. Through the first six months of 1997, the volume of audiotext traffic has averaged about 12% less than in the comparable period of 1996. During the three and six months ended June 30, 1997, revenues from audiotext traffic were adversely impacted by changes in the traffic mix, reduction in some accounting rates, the strength of the U.S. dollar against certain foreign currencies, chargebacks from certain foreign carriers, and a foreign carrier's mislabeling of the origin of certain traffic. As a result of the above items, GT&T's revenues from audiotext traffic in the first six months of 1997 were approximately 35% less than in the comparable period of 1996 and GT&T's profit margins from this traffic also declined significantly.

     Vitelco's telephone operations revenues increased $1.9 and $4.7 million for the three and six months ended June 30, 1997, respectively. These increases are primarily the result of the recovery from Hurricane Marilyn in September 1995 and an increase in Universal Service Fund revenues of $649,000 and $1.4 million for the three and six months ended June 30, 1997, respectively, as a result of increased investment in net fixed assets. At June 30, 1997 Vitelco had 61,055 lines in service compared to 58,824 at the corresponding date in the prior year. This revenue increase at Vitelco was more than offset by decreases of $13.2 and $19.0 million for the three and six months ended June 30, 1997, respectively in international inbound long distance revenues at GT&T principally due to lower audiotext revenues, as a result of items previously discussed. Offsetting this was an increase of $1.2 and $2.6 million in GT&T's unprofitable international outbound revenues. In January 1997, the Guyana High Court voided a Guyana PUC order of October 1995 which had substantially reduced outbound rates in 1996, and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level.

     Consolidated telephone operating expenses for the three months ended June 30, 1997 were $33.6 million, a decrease of $5.3 million or 14%, from consolidated telephone operating expenses of $38.9 million for the corresponding period of the prior year. Consolidated telephone operating expenses for the six months ended June 30, 1997 were $69.6 million, a decrease of $5.7 million or 8%, from consolidated telephone operating expenses of $75.3 million for the corresponding period of the prior year. These decreases were due principally to decreases in audiotext and outbound traffic expenses at GT&T of $5.7 million and $7.7 million for the three and six months ended June 30, 1997, respectively, due to decreased traffic volumes. Offsetting these decreases were increases in plant non-specific expenses which increased as a result of increased plant in service. As a percentage of revenues from telephone operations, consolidated telephone operating expenses increased to approximately 78% and 77% for the three and six month period ended June 30, 1997, respectively, from approximately 73% and 74% for the corresponding periods of 1996.

     Income from telephone operations decreased $4.6 and $5.7 million for the three and six months ended June 30, 1997. These changes occurred principally as a result of factors affecting revenues from telephone operations and consolidated telephone operating expenses discussed above. GT&T's contribution to income from telephone operations decreased by $6.5 million, or 67%, and $9.2 million, or 49%, for the three and six months ended June 30, 1997 respectively, while Vitelco's contribution to income from telephone operations increased by $1.9 million, or 43%, and $3.5 million, or 48%, for the same periods.

     Income before income taxes and minority interest decreased $5.9 and $4.5 million for the three and six months ended June 30, 1997 respectively. The significant factors that contributed to these increases were:

    (i) the $4.6 and $5.7 million decrease in income from telephone operations discussed above;
   (ii) $545,000 and $1.1 million decreases in income from other operations, principally from decreased cellular operations;
  (iii) $101,000 and $344,000 decreases in net interest expense due to reduced debt;
   (iv) a $824,000 increase and a $2.0 million decrease for the three and six months, respectively in other non operating revenues and expenses. The increase for the three months ended June 30, 1997 is principally due to a charge of approximately $1.3 million related to the suspension of the acquisition of the Congo national phone system, offset by reductions of certain corporate expenses. The decrease for the six months ended June 30, 1997 was principally due to a non-recurring charge of $2.8 million in the first three months of 1996 for the companies obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996, offset by the increase in the three months ended June 30, 1997 previously discussed.

     As discussed in Note C to the Consolidated Condensed Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the three and six months ended June 30, 1997. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. There can be no assurance that the Virgin Islands Public Service Commission will not, as a result of this tax exemption, seek to reduce Vitelco's rates.

     Before giving effect to the change in deferred taxes discussed above, the Company's effective tax rate for the three and six months ended June 30, 1997 was 36.7% and 36.2% as compared to 41.0% and 42.1% for the corresponding periods of the prior year. The lower effective tax rates are primarily attributable to significantly lower earnings at GT&T.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Regulatory Considerations

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the Guyana Public Utilities Commission ("PUC") the failure of GT&T to complete the Plan by February 1995. The PUC has scheduled a hearing on this matter for August 1997. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     In October 1995, the PUC issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. GT&T is presently seeking to put into effect a surcharge on long distance rates designed to recover these lost revenues over a period of 18 months. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997, the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending.

     In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

     As a result of the decline in GT&T's revenues and profits from audiotext traffic in 1997 as previously discussed, GT&T is preparing to file an application with the PUC for a significant increase in local and outbound international rates. There can be no assurance as to whether or when GT&T will receive any such rate increase.

Liquidity and Capital Resources

     The Company depends upon funds received from subsidiaries to meet its capital needs, including servicing existing debt and its ongoing program of seeking to acquire telecommunications licenses and businesses. The major sources of funds for the Company has been advisory fees received from GT&T and interest payments by GT&T and ATN-VI on intercompany debt.

     The Company has filed a Registration Statement dated August 12, 1997, which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, receipt from the Internal Revenue Service of a tax ruling to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies.

     As a result of the Transaction, the Company's liquidity and capital resources may change significantly, and the Company might have fewer resources and significantly reduced operations. The Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January and March 1997, discussed above under "Regulatory Considerations", could have a material adverse impact on the Company's liquidity.

     GT&T is not subject to any contractual restrictions on the payment of dividends. However, GT&T's own capital needs and debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees and interest on intercompany debt mentioned above.

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

     Until the effective date of the Transaction, other potential sources of funds to the Company are from repayment of loans or dividends from ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN
- VI meets certain financial ratios (which were not met at June 30, 1997). Consequently ATN - VI was restricted from paying dividends at that date. At June 30, 1997, the Company also holds a note of ATN - VI in the amount of approximately $24 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     ATN - VI's ability to service its debt is dependent on funds from its parent or its subsidiaries . The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the U.S. Virgin Islands Public Service Commission (PSC) also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at June 30, 1997, Vitelco's dividend paying capacity was approximately $8.4 million in excess of the amounts permitted for servicing ATN-VI debt.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of June 30, 1997, the Company was in compliance with all covenants contained in its long-term debt agreements.

     At June 30, 1997, Vitelco had outstanding $5 million of borrowings under a $5 million line of credit with the RTFC expiring in March 2000, and an additional $5 million under a $15 million line of credit with the RTFC expiring in October 1997. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from the RTFC.

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






                                             Atlantic Tele-Network, Inc.
                                            ----------------------------




Date: August 14, 1997                         /s/  Craig A. Knock
---------------------                        ---------------------
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