Form 10-Q/A
period 1997-06-30
ATLANTIC TELE NETWORK INC /DE
filed 1997-10-20
CIK 879585

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q/A


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

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

---------------------------------------------------------------------------------------------------------------------------


                                                                                       December 31,     June 30,
ASSETS                                                                                     1996           1997
                                                                                                     (Unaudited)
Current assets:
  Cash                                                                                 $   11,540     $   11,441
  Accounts receivable, net                                                                 63,660         56,092
  Materials and supplies                                                                    9,658          9,427
  Prepayments and other current assets                                                      4,110          6,195
                                                                                      ------------   ------------
          Total current assets                                                             88,968         83,155

Fixed assets:
  Property, plant and equipment                                                           328,895        336,761
  Less accumulated depreciation                                                          (117,031)      (124,058)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $11,170,000 and $11,870,000                                 40,132         39,432
                                                                                      ------------   ------------
           Net fixed assets                                                               251,996        252,135

Property costs recoverable from future revenues                                            22,905         22,250
Uncollected authorized rate increases                                                       3,119          2,920
Other assets                                                                               22,336         21,729
                                                                                      ------------   ------------
                                                                                         $389,324       $382,189
                                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                        $   17,153     $   15,722
  Accounts payable                                                                         25,021         20,377
  Accrued taxes                                                                             2,457          1,970
  Advance payments and deposits                                                             2,701          3,065
  Other current liabilities                                                                 8,231          6,737
  Current portion of long-term debt                                                        12,942         12,936
                                                                                      ------------   ------------
           Total current liabilities                                                       68,505         60,807

Deferred income taxes and tax credits                                                      33,066         22,059
Long-term debt, excluding current portion                                                 116,227        109,580
Pension and other long-term liabilities                                                     6,702          6,453
Minority interest                                                                          15,033         15,341

Contingencies and commitments (Note E)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;              -              -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    12,272,500 shares issued and outstanding                                                  123            123
  Paid-in capital                                                                          81,852         81,852
  Retained earnings                                                                        67,816         85,974
                                                                                      ------------   ------------
           Total stockholders' equity                                                     149,791        167,949
                                                                                      ------------   ------------
                                                                                       $  389,324     $  382,189
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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                             (Unaudited)
                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                 ----------------------------------
                                                                                          1996           1997


Net cash flows provided by operating activities                                          $22,567           $18,304

Cash flows from investing activities:
  Capital expenditures                                                                   (28,839)          (10,319)
                                                                                      -----------      ------------
           Net cash used in investing activities                                         (28,839)          (10,319)

Cash flows from financing activities:
  Repayment of long-term debt                                                            (11,608)           (6,653)
  Net borrowings (repayments) on notes                                                     8,808            (1,431)
                                                                                      -----------      ------------
           Net cash flows provided (used) by financing activities                         (2,800)           (8,084)
                                                                                      -----------      ------------

Net decrease in cash                                                                      (9,072)              (99)

Cash, Beginning of Period                                                                 18,822            11,540
                                                                                      -----------      ------------

Cash, End of Period                                                                       $9,750           $11,441
                                                                                      ===========      ============

Supplemental cash flow information:
  Interest paid                                                                           $5,797            $5,233
                                                                                      ===========      ============

  Income taxes paid                                                                       $8,523            $3,683
                                                                                      ===========      ============

  Depreciation and Amortization Expense                                                   $9,154           $10,920
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

     Reclassifications - Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.



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

C. ACCOUNTING FOR INCOME TAXES

     As discussed in Note B above, Vitelco received approval from the Virgin Islands Industrial Development Commission in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the three and six months ended June 30, 1997. On October 9, 1997 the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

D. REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $10 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits.

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

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     In May 1997, GT&T received a letter from the Guyanese department of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith, and the court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

     In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of Inland Revenue for taxes for the current year based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees in an earlier year had been upheld in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

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

     As discussed in Note C to the Consolidated Condensed Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the three and six months ended June 30, 1997. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. On October 9, 1997 the Virgin Islands Public Service Commission ("PSC") instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

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

Regulatory Considerations

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the Guyana Public Utilities Commission ("PUC") the failure of GT&T to complete the Plan by February 1995. The PUC is currenltly holding hearings on this matter. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

     In October 1995, the PUC issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $10 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $10 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits.

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

     At June 30, 1997, Vitelco had outstanding $5 million of borrowings under a $5 million line of credit with the RTFC expiring in March 2000, and an additional $5 million under a $15 million line of credit with the RTFC expiring in October 1997. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1997, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from the RTFC. The Company's short term bank credit facility, under which the Company has $5.5 million of loans outstanding, expired on October 1, 1994. The bank has orally agreed to renew this facility until October 1, 1998 and to waive the prohibition on borrowing under the facility during the first thirty days of the renewal period.

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

     The effect of inflation on the Company's financial results of telephone operations in the U.S. Virigin Islands has not been significant in recent years. The effect of inflation on the cost of providing telephone service in the U.S. Virgin Islands has generally been offset (without any increase in local subscribers' rates) by increased revenues resulting from growth in the number of subscribers and from regulatory cost recovery practices in determining access revenues.

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






                                                Atlantic Tele-Network, Inc.
                                                ---------------------------



Date: October 20, 1997                          /s/  Craig A. Knock
----------------------                          ---------------------------
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