Form 10-Q
period 1997-09-30
ATLANTIC TELE NETWORK INC /DE
filed 1997-11-14
CIK 879585

_______________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended September 30, 1997

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

As of September 30, 1997, the registrant had outstanding 12,272,500 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

--------------------------------------------------------------------------------------------------------------


                                                                                December 31,    September 30,
ASSETS                                                                            1996              1997
                                                                                                (Unaudited)
                                                                                -----------      -----------

Current assets:
  Cash                                                                          $    11,540       $    15,150
  Accounts receivable, net                                                           63,660            61,448
  Materials and supplies                                                              9,658             9,570
  Prepayments and other current assets                                                4,110             5,558
                                                                                ------------       -----------
          Total current assets                                                       88,968            91,726

Fixed assets:
  Property, plant and equipment                                                     328,895           341,306
  Less accumulated depreciation                                                    (117,031)         (128,739)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $11,170,000 and $12,221,000                           40,132            39,081
                                                                                ------------       -----------
           Net fixed assets                                                         251,996           251,648

Property costs recoverable from future revenues                                      22,905            21,923
Uncollected authorized rate increases                                                 3,119             2,828
Other assets                                                                         22,336            23,694
                                                                                ------------       -----------
                                                                                   $389,324          $391,819
                                                                                ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                 $    17,153       $    16,281
  Accounts payable                                                                   25,021            21,558
  Accrued taxes                                                                       2,457             7,341
  Advance payments and deposits                                                       2,701             3,163
  Other current liabilities                                                           8,231             4,901
  Current portion of long-term debt                                                  12,942            12,936
                                                                                ------------       -----------
           Total current liabilities                                                 68,505            66,180

Deferred income taxes and tax credits                                                33,066            21,980
Long-term debt, excluding current portion                                           116,227           106,469
Pension and other long-term liabilities                                               6,702             6,329
Minority interest                                                                    15,033            16,390

Contingencies and commitments (Note E)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;             -                  -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    12,272,500 shares issued and outstanding                                            123               123
  Paid-in capital                                                                    81,852            81,852
  Retained earnings                                                                  67,816            92,496
                                                                                ------------       -----------
           Total stockholders' equity                                               149,791           174,471
                                                                                ------------       -----------
                                                                                $   389,324       $   391,819
                                                                                ============       ===========


See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

--------------------------------------------------------------------------------------------------------------------

                                                                   (Unaudited)                (Unaudited)
                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                             ------------------------    ---------------------------
                                                               1996          1997           1996           1997
                                                               ----          ----           ----           ----

Telephone Operations:
  Revenues:
    Local exchange service                                     $ 6,317       $ 7,273       $ 18,906        $ 21,749
    Access charges                                               4,542         4,115         11,618          12,714
    International long-distance revenues                        38,786        35,860        112,259          92,977
    Universal Service Fund                                       2,802         3,452          8,406          10,494
    Billing and other revenues                                   1,418         1,365          3,722           4,185
    Directory advertising                                          645           418          1,938           1,332
                                                             ----------    ----------    -----------    ------------
           Total revenues                                       54,510        52,483        156,849         143,451

  Expenses:
    Plant specific operations                                    4,614         4,445         12,483          12,435
    Plant nonspecific operations                                 6,013         6,269         16,148          18,122
    Customer operations                                          1,612         1,662          4,836           4,968
    Corporate operations                                         2,823         2,616          8,950           8,727
    International long-distance expenses                        25,503        17,957         71,797          56,550
    Taxes other than income                                        778           890          2,406           2,646
                                                             ----------    ----------    -----------    ------------
           Total expenses                                       41,343        33,839        116,620         103,448
           Income from telephone operations                     13,167        18,644         40,229          40,003

Other Operations:
  Revenues:
    Cellular services                                            1,238           748          4,457           2,894
    Product sales and rentals                                    1,287         1,046          3,931           3,380
                                                             ----------    ----------    -----------    ------------
           Total revenues                                        2,525         1,794          8,388           6,274
  Expenses of other operations                                   1,907         1,867          6,084           5,737
                                                             ----------    ----------    -----------    ------------
           Income from other operations                            618           (73)         2,304             537

Non-operating Revenues and Expenses:
  Interest expense                                              (2,807)       (2,662)        (8,537)         (7,979)
  Interest income                                                   25            78            252             236
  Other revenues and expenses                                   (1,895)       (2,542)        (8,801)         (7,498)
                                                             ----------    ----------    -----------    ------------
           Non-operating revenues and expenses, net             (4,677)       (5,126)       (17,086)        (15,241)
                                                             ----------    ----------    -----------    ------------

Income before income taxes and minority interest                 9,108        13,445         25,447          25,299
Income taxes                                                     3,608         5,873         10,484            (739)
                                                             ----------    ----------    -----------    ------------
Income before minority interest                                  5,500         7,572         14,963          26,038

Minority interest                                                 (588)       (1,050)        (1,860)         (1,358)
                                                             ----------    ----------    -----------    ------------

Net income                                                     $ 4,912       $ 6,522       $ 13,103        $ 24,680
                                                             ==========    ==========    ===========    ============


Net income per share                                         $   0.40      $   0.53     $     1.07      $     2.01
                                                             ==========    ==========    ===========    ============


Weighted average shares outstanding                             12,273        12,273         12,273          12,273
                                                             ==========    ==========    ===========    ============


See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
-----------------------------------------------------------------------------------------

                                                                  (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                           ------------------------
                                                               1996          1997
                                                               ----          ----


Net cash flows provided by operating activities                $26,631        $29,151

Cash flows from investing activities:
  Capital expenditures                                         (33,515)       (14,905)
                                                             ----------     ----------
           Net cash used in investing activities               (33,515)       (14,905)

Cash flows from financing activities:
  Repayment of long-term debt                                  (14,804)        (9,764)
  Issuance of long-term debt                                     1,335            -
  Net borrowings (repayments) on notes                          10,533           (872)
                                                             ----------     ----------
           Net cash flows used by financing activities          (2,936)       (10,636)
                                                             ----------     ----------

Net increase (decrease) in cash                                 (9,820)         3,610

Cash, Beginning of Period                                       18,822         11,540
                                                             ----------     ----------

Cash, End of Period                                             $9,002        $15,150
                                                             ==========     ==========

Supplemental cash flow information:
  Interest paid                                                 $8,542         $7,730
                                                             ==========     ==========

  Income taxes paid                                             $9,621         $4,308
                                                             ==========     ==========

  Depreciation and Amortization Expense                        $14,518        $16,502
                                                             ==========     ==========



See notes to consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
            Three and Nine Months Ended September 30, 1996 and 1997




A.       GENERAL

SIGNIFICANT ACCOUNTING POLICIES

     The consolidated condensed balance sheet of Atlantic Tele-Network, Inc. and subsidiaries (the "Company") at December 31, 1996 has been taken from audited financial statements at that date. All other consolidated condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The unaudited interim consolidated condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and nine months ended September 30, 1996 and 1997 are not necessarily indicative of the operating results for the full year not yet completed.

     Reclassification - Certain reclassifications have been made to the 1996 amounts to conform to the 1997 presentation.

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

C.        ACCOUNTING FOR INCOME TAXES

     As discussed in Note B above, Vitelco received approval from the Virgin Islands Industrial Development Commission in May 1997 for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the nine months ended September 30, 1997. On October 9, 1997 the Virgin Islands Public Service Commission instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

D.       REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

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

     In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of the 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the requirements of the PUC's order. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.


E.       CONTINGENCIES AND COMMITMENTS

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

     In November 1997, GT&T received an assessment of approximately $14 million from the Commissioner of Inland Revenue for taxes for the year 1991 through 1996. This assessment raises a number of issues which GT&T intends to contest through appropriate proceedings.

F.       SPLIT-UP TRANSACTION

     The Company has filed a Registration Statement dated August 12, 1997 and amended October 20, 1997, which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies. In October 1997 a tax ruling was received by the Company from the Internal Revenue Service to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders.

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

 RESULTS OF OPERATIONS

 Three and Nine Months ended September 30, 1996 and 1997

     Revenues from telephone operations for the three months ended September 30, 1997 were $52.5 million as compared to $54.5 million for the corresponding period of the prior year, a decrease of $2.0 million, or 4%. Revenues from telephone operations for the nine months ended September 30, 1997 were $143.5 million as compared to $156.8 million for the corresponding period of the prior year, a decrease of $13.4 million, or 9%.

     The decreases were principally due to a $12.7 and $31.8 million decrease in audiotext traffic revenues at GT&T for the three and nine months ended September 30, 1997, respectively. Revenues for the three and nine months ended September 30, 1997 include the recognition of approximately $9.5 million of revenues relating to outbound international long distance revenues at GT&T for the period from October 1995 to January 1997. See Regulatory Matters for further discussion.

     GT&T's volume of audiotext traffic fluctuated between 9 and 10 million minutes per month in 1996. Through the first nine months of 1997, the volume of audiotext traffic has averaged about 16% less than in the comparable period of 1996. During the three and nine months ended September 30, 1997, revenues from audiotext traffic were adversely impacted by changes in the traffic mix, reduction in some accounting rates, the strength of the U.S. dollar against certain foreign currencies, chargebacks from certain foreign carriers, and a foreign carrier's mislabeling of the origin of certain traffic. As a result of the above items, GT&T's revenues from audiotext traffic in the first nine months of 1997 were approximately 38% less than in the comparable period of 1996 and GT&T's profit margins from this traffic also declined significantly.

     Vitelco's telephone operations revenues increased $795,000 and $5.5 million for the three and nine months ended September 30, 1997, respectively. These increases are primarily the result of the recovery from Hurricane Marilyn in September 1995 and an increase in Universal Service Fund revenues of $650,000 and $2.1 million for the three and nine months ended September 30, 1997, respectively, as a result of increased investment in net fixed assets. At September 30, 1997 Vitelco had 61,326 lines in service compared to 58,431 at the corresponding date in the prior year. However, this revenue increase at Vitelco was more than offset by decreases of $13.6 and $32.5 million for the three and nine months ended September 30, 1997, respectively in international inbound long distance revenues at GT&T principally due to lower audiotext revenues, as a result of items previously discussed. Somewhat offsetting this was an increase of $10.6 and $13.2 million in GT&T's international outbound revenues principally as a result of the recognition of $9.5 million in surcharge revenues for the three and nine months ended September 30, 1997, see Regulatory Matters. In January 1997, the Guyana High Court voided a Guyana PUC order of October 1995 which had substantially reduced outbound rates in 1996, and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level.

     Consolidated telephone operating expenses for the three months ended September 30, 1997 were $33.8 million, a decrease of $7.5 million or 18%, from consolidated telephone operating expenses of $41.3 million for the corresponding period of the prior year. Consolidated telephone operating expenses for the nine months ended September 30, 1997 were $103.4 million, a decrease of $13.2 million or 11%, from consolidated telephone operating expenses of $116.6 million for the corresponding period of the prior year. These decreases were due principally to decreases in audiotext and outbound traffic expenses at GT&T of $7.5 million and $15.2 million for the three and nine months ended September 30, 1997, respectively, due to decreased traffic volumes. Somewhat offsetting these decreases were increases in plant non-specific expenses which increased as a result of increased plant in service. As a percentage of revenues from telephone operations, consolidated telephone operating expenses decreased to approximately 65% and 72% for the three and nine month period ended September 30, 1997, respectively, from approximately 76% and 74% for the corresponding periods of 1996.

     Income from telephone operations increased $5.5 million for the three months ended September 30, 1997 while income from telephone operations decreased $226,000 for the nine months ended September 30, 1997. These changes occurred principally as a result of factors affecting revenues from telephone operations and consolidated telephone operating expenses discussed above. GT&T's contribution to income from telephone operations increased by $4.2 million, or 46%, for the three months ended and decreased $5.0 million, or 18%, for the nine months ended September 30, 1997. Vitelco's contribution to income from telephone operations increased by $1.2 million, or 31%, and $4.7 million, or 38%, for the same periods.

     Income before income taxes and minority interest increased $4.3 million for the three months ended and decreased $148,000 for the nine months ended September 30, 1997 respectively. The significant factors that contributed to these changes were:

          (i)the $5.5 million increase and $226,000 decrease in income from telephone operations discussed above;
         (ii)$691,000 and $1.8 million decreases in income from other operations, principally from decreased cellular operations;
        (iii)$198,000 and $542,000 decreases in net interest expense due to reduced debt;
         (iv)a $647,000 increase and a $1.3 million decrease for the three and nine months, respectively in other non operating revenues and expenses. The increase for the three months ended
             September 30, 1997 is principally due to an increase in certain corporate expenses. The decrease for the nine months ended September 30, 1997 was principally due to a non-recurring charge of $2.8 million in the first three months of 1996 for the companies obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996, offset by a $1.3 million charge related to the suspension of the acquisition of the Congo national phone system in the second quarter of 1997.

     As discussed in Note C to the Consolidated Condensed Financial Statements, Vitelco received approval from the Virgin Islands Industrial Development Commission for a five year exemption (commencing October 1, 1998) from 90% of Virgin Islands income taxes and 100% of Virgin Islands gross receipts, excise and property taxes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has adjusted its deferred tax assets and liabilities to reflect the change in the tax rates applicable to Vitelco during the benefit period. This change has resulted in the Company recording a non-recurring credit to income tax expense of approximately $10.9 million in the nine months ended September 30, 1997. The effect of the tax exemption on future current taxes payable during the benefit period will be reflected in the Company's financial statements during the benefit period. On October 9, 1997 the Virgin Islands Public Service Commission ("PSC") instituted a proceeding to determine whether Vitelco's rates were just and reasonable in light of this tax rebate. There can be no assurance as to the outcome of this proceeding.

     Before giving effect to the change in deferred taxes discussed above, the Company's effective tax rate for the three and nine months ended September 30, 1997 was 43.7% and 40.2% as compared to 39.6% and 41.2% for the corresponding periods of the prior year.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.


Regulatory Matters

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

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The PUC has appealed the January 1997 decision of the Guyana High Court to the Guyana Court of Appeals, and in May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The PUC's appeal and the Consumer Advisory Bureau's application are still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

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

     In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of the 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the requirements of the PUC's order. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

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

     The Company has filed a Registration Statement dated August 12, 1997 and amended October 20, 1997, which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies. In October 1997 a tax ruling was received by the Company from the Internal Revenue Service to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders.

     As a result of the Transaction, the Company's liquidity and capital resources may change significantly, and the Company will have fewer resources and significantly reduced operations. The Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January, March, and October 1997, discussed above under "Regulatory Matters", could have a material adverse impact on the Company's liquidity.

     GT&T is not subject to any contractual restrictions on the payment of dividends. However, GT&T's own capital needs and debt service obligations have precluded GT&T from paying any significant funds to the Company other than the advisory fees and interest on intercompany debt mentioned above.

     If and when the Company settles outstanding issues with the Guyana government and the PUC with regard to GT&T's Expansion Plan and its rates for service, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. The Company has not estimated the cost to comply with the October 1997 PUC order to increase the number of telephone lines in service, but believes such a project would require significant capital expenditures that would require external financing. There can be no assurance that the Company will be able to obtain any such financing.

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

     Until the effective date of the Transaction, other potential sources of funds to the Company are from repayment of loans or dividends from ATN - VI. However, the RTFC Loan limits the payment of dividends by ATN - VI unless ATN
- VI meets certain financial ratios (which were not met at September 30, 1997). Consequently ATN - VI was restricted from paying dividends at that date. At September 30, 1997, the Company also holds a note of ATN - VI in the amount of approximately $24 million which may be repaid by ATN - VI in whole or in part without regard to the limit on the payment of dividends by ATN - VI.

     However, ATN - VI's ability to service its debt is dependent on funds from its parent or its subsidiaries . The RUS loan and applicable RUS regulations restrict Vitelco's ability to pay dividends based upon certain net worth tests except for limited dividend payments authorized when specific security instrument criteria are unable to be met. Settlement agreements made in 1989 and 1991 with the PSC also contain certain restrictions on dividends by Vitelco which, in general, are more restrictive than those imposed by the RUS. Dividends by Vitelco are generally limited to 60% of its net income, although additional amounts are permitted to be paid for the sole purpose of servicing ATN-VI's debt to the RTFC. Under the above restrictions, at September 30, 1997, Vitelco's dividend paying capacity was approximately $8.8 million in excess of the amounts permitted for servicing ATN-VI debt.

     The RTFC Loan and RUS Loan agreements also require, among other things, maintenance of minimum debt service and times interest earned coverage and restrictions on issuance of additional long-term debt. As of September 30, 1997, the Company was in compliance with all covenants contained in its long-term debt agreements.

     At September 30, 1997, Vitelco had outstanding $5 million of borrowings under a $5 million line of credit with the RTFC expiring in March 2000, and an additional $5 million under a $15 million line of credit with the RTFC expiring in October 1998. These borrowings were incurred to finance part of the costs of repairing damage to Vitelco's telephone plant caused by Hurricane Marilyn in September 1995. Vitelco has also received approval from the RUS for $35.7 million of long-term financing, which may be used to repay Vitelco's outstanding line of credit borrowings from the RTFC. Borrowings under Vitelco's $5 million line of credit are required to be repaid within 12 months of the date of the borrowing, but may be repaid from the proceeds of borrowings under the $15 million line of credit. Borrowings under Vitelco's $15 million line of credit will mature on October 31, 1998, at which date, if long-term loan funds from RUS have not yet been made available to Vitelco, Vitelco will have the option of rolling the outstanding amount borrowed under that line of credit into a 15-year term loan from RTFC having terms substantially similar to those contained in Vitelco's existing long-term loan from the RTFC.

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

                                   SIGNATURES
                                   ----------


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   Atlantic Tele-Network, Inc.



 Date: November 14, 1997           /s/  Craig A. Knock
                                   Craig A. Knock
                                   Chief Financial Officer and Vice-President
                                   signing both in his capacity as Vice-
                                   President on behalf of the Registrant and
                                   as Chief Financial Officer of the Registrant