Form 10-Q/A
period 1997-09-30
ATLANTIC TELE NETWORK INC /DE
filed 1997-12-05
CIK 879585

_______________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q/A


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

CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)

--------------------------------------------------------------------------------------------------------------


                                                                                December 31,    September 30,
ASSETS                                                                            1996              1997
                                                                                                (Unaudited)
                                                                                -----------      -----------

Current assets:
  Cash                                                                          $    11,540       $    15,150
  Accounts receivable, net                                                           63,660            57,948
  Materials and supplies                                                              9,658             9,570
  Prepayments and other current assets                                                4,110             5,558
                                                                                ------------       -----------
          Total current assets                                                       88,968            88,226

Fixed assets:
  Property, plant and equipment                                                     328,895           341,306
  Less accumulated depreciation                                                    (117,031)         (128,739)
  Franchise rights and cost in excess of underlying book value, less
   accumulated amortization of $11,170,000 and $12,221,000                           40,132            39,081
                                                                                ------------       -----------
           Net fixed assets                                                         251,996           251,648

Property costs recoverable from future revenues                                      22,905            21,923
Uncollected surcharges                                                                3,119             6,328
Other assets                                                                         22,336            23,694
                                                                                ------------       -----------
                                                                                   $389,324          $391,819
                                                                                ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                 $    17,153       $    16,281
  Accounts payable                                                                   25,021            21,558
  Accrued taxes                                                                       2,457             7,341
  Advance payments and deposits                                                       2,701             3,163
  Other current liabilities                                                           8,231             4,901
  Current portion of long-term debt                                                  12,942            12,936
                                                                                ------------       -----------
           Total current liabilities                                                 68,505            66,180

Deferred income taxes and tax credits                                                33,066            21,980
Long-term debt, excluding current portion                                           116,227           106,469
Pension and other long-term liabilities                                               6,702             6,329
Minority interest                                                                    15,033            16,390

Contingencies and commitments (Note E)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;             -                  -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    12,272,500 shares issued and outstanding                                            123               123
  Paid-in capital                                                                    81,852            81,852
  Retained earnings                                                                  67,816            92,496
                                                                                ------------       -----------
           Total stockholders' equity                                               149,791           174,471
                                                                                ------------       -----------
                                                                                $   389,324       $   391,819
                                                                                ============       ===========


See notes to consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Per Share Data)

------------------------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)                   (Unaudited)
                                                                        Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                  ---------------------------    ---------------------------
                                                                         1996           1997         1996             1997
Revenues:
    Local exchange service                                          $    6,317    $    7,273     $   18,906      $    21,749
    Access charges                                                       4,542         4,115         11,618           12,714
    International long-distance revenues                                38,786        35,860        112,259           92,977
    Universal Service Fund                                               2,802         3,452          8,406           10,494
    Billing and other revenues                                           1,418         1,365          3,722            4,185
    Directory advertising                                                  645           418          1,938            1,332
    Cellular services                                                    1,238           748          4,457            2,894
    Product sales and rentals                                            1,287         1,046          3,931            3,380
                                                                    -----------    ----------    -----------      -----------
           Total revenues                                               57,035        54,277        165,237          149,725

  Expenses:
    Plant specific operations                                            4,614         4,445         12,483           12,435
    Plant nonspecific operations                                         6,013         6,269         16,148           18,122
    Customer operations                                                  1,612         1,662          4,836            4,968
    Corporate operations                                                 2,823         2,616          8,950            8,727
    International long-distance expenses                                25,503        17,957         71,797           56,550
    Taxes other than income                                                778           890          2,406            2,646
    Cellular services and product sales and rental expenses              1,907         1,867          6,084            5,737
    General and administrative expenses                                  1,895         2,542          8,801            7,498
                                                                    -----------    ----------    -----------     -----------
           Total expenses                                               45,145        38,248        131,505          116,683
           Income from operations                                       11,890        16,029         33,732           33,042

Interest Expense and Interest Income:
  Interest expense                                                      (2,807)       (2,662)        (8,537)          (7,979)
  Interest income                                                           25            78            252              236
                                                                    -----------    ----------    -----------     ------------
           Interest expense, net                                        (2,782)       (2,584)        (8,285)          (7,743)
                                                                    -----------    ----------    -----------     ------------

Income before income taxes and minority interest                         9,108        13,445         25,447           25,299
Income taxes                                                             3,608         5,873         10,484             (739)
                                                                    -----------    ----------    -----------     ------------
Income before minority interest                                          5,500         7,572         14,963           26,038

Minority interest                                                         (588)       (1,050)        (1,860)          (1,358)
                                                                    -----------    ----------    -----------     ------------

Net income                                                          $     4,912   $     6,522   $    13,103     $     24,680
                                                                    ===========    ==========    ===========     ============


Net income per share                                                $     0.40    $     0.53    $      1.07     $       2.01
                                                                    ===========    ==========    ===========     ============


Weighted average shares outstanding                                     12,273        12,273         12,273           12,273
                                                                    ===========    ==========    ===========     ============

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

     B. PROPERTY COSTS RECOVERABLE FROM FUTURE REVENUES

     On September 15, 1995, Hurricane Marilyn struck the Virgin Islands causing extensive damage to the outside telephone plant of Vitelco. None of the damage was covered by insurance. The historical cost of the facilities damaged or destroyed by Hurricane Marilyn was approximately $26.3 million with associated accumulated depreciation of approximately $9.1 million. These costs have been removed from the property accounts and along with certain excess maintenance costs and costs of removal of $7.1 million have been classified as property costs recoverable from future revenues because the Company anticipates that future revenue in an amount at least equal to the capitalized cost will result from inclusion of these costs in allowable costs for rate making purposes. Vitelco has received approval from the Federal Communications Commission to include the interstate portion of these costs in its rate base and amortize them over a five year period. The Company believes that it is probable that future revenue in an amount at least equal to the intrastate portion of these costs will result from inclusion of these costs for rate making purposes.

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

     D. REGULATORY MATTERS

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. In May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

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


     E. CONTINGENCIES AND COMMITMENTS

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&Ts existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

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

     In November 1997, GT&T received an assessment of approximately $14 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that this assessment stems from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred above. Apparently because the audit was cut short as a result of the Court's July order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all the issues raised in the assessment appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessment on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessment violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

     The principle issues raised by the November 1997 assessment are as follows:

     (a) The disallowance of interest on intercompany debt which was accrued but not paid in relevant tax years (approximately U.S. $4.1 million of taxes);

     (b) Treatment of adjustments made in GT&T's revenue estimation and accrual process as improper bad debt write-offs (approximately U.S. $2.1 million of taxes);

     (c) Disallowance of five-sixths of the advisory fees payable by GT&T to the Company for the year 1995 in apparent contradiction of the High Court's decision in August 1995 referred to above (approximately U.S. $2.9 million of taxes);

     (d) Disallowance of depreciation deductions arising from a disagreement as to the proper historical cost of certain of GT&T's depreciable assets (approximately U.S. $1.6 million of taxes).

     Approximately U.S. $1.7 million of the assessment appears to arise from a failure to credit GT&T with the full amount of taxes paid by GT&T in one of the years under audit. GT&T believes that it should prevail on substantially all of the issues raised in the November tax assessment if given the opportunity to present the facts to the Commissioner of Inland Revenue. However, there can be no assurance as to the ultimate outcome of any of the above described pending tax issues.

     F. SPLIT-UP TRANSACTION

     The Company has filed a Registration Statement dated August 12, 1997 and amended October 20, 1997 and November 19, 1997 which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies. In October 1997 a tax ruling was received by the Company from the Internal Revenue Service to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders. On the Effective Date of the Transaction, Atlantic Tele-Network, Inc. will record a loss on the split-off and fair valuation of the net assets of New ATN which on a pro forma basis is estimated to be $55 million. Accordingly, equity of Atlantic Tele-Network, Inc. will decrease by the loss recorded on the split-off and fair valuation of the net assets of New ATN on the Effective Date.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                     Conditions and Results of Operations



     Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiaries, Vitelco and GT&T. Vitelco derives most of its revenues from local telephone and long-distance access services. GT&T derives almost all of its revenues from international telephone services. Other operations in the Company's Consolidated Statements of Operations include: VitelCellular, which provides cellular telephone service in the U.S. Virgin Islands; and Vitelcom, which supplies customer premises equipment in the U.S. Virgin Islands.

     The principal components of operating expenses for the Company's telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, long-distance expenses and taxes other than income taxes. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include Vitelco's and GT&T's expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. Cellular services and product sales and rentals expense includes the operating expense of VitelCellular and Vitelcom. General and administrative expenses consist principally of parent company overheads and amortizations.

     RESULTS OF OPERATIONS

     Three and Nine Months ended September 30, 1996 and 1997

     Operating revenues for the three months ended September 30, 1997 were $54.3 million as compared to $57.0 million for the corresponding period of the prior year, a decrease of $2.8 million, or 5%. Operating revenues for the nine months ended September 30, 1997 were $149.7 million as compared to $165.2 million for the corresponding period of the prior year, a decrease of $15.5 million, or 9%.

     The decreases were principally due to a $12.7 and $31.8 million decrease in audiotext traffic revenues at GT&T for the three and nine months ended September 30, 1997, respectively.

     GT&T's volume of audiotext traffic fluctuated between 9 and 10 million minutes per month in 1996. Through the first nine months of 1997, the volume of audiotext traffic has averaged about 16% less than in the comparable period of 1996. The reduction in traffic volume is estimated to account for approximately $13.6 million, or 43% of the $31.8 million decrease in audiotext revenues. Chargebacks from a carrier for the nine months ended September 30, 1997 approximated $4.3 million representing 13% of the decline in audiotext traffic. While subject to change, the Company anticipates that it will experience chargebacks in the future as a proportion of audiotext revenue similar to that experienced for the nine months ended September 30, 1997. The remaining decrease in audiotext revenues resulted from a combination of the following: the mislabeling of the origin of certain traffic, changes in the traffic mix, certain accounting rate reductions, and the strength of the U.S. dollar against certain foreign currencies. Mislabeling of the origin of traffic occurs when a carrier reports traffic as coming from one country when it actually originated in another. Changes in traffic mix refers to the mix between countries of origins which have different accounting rates and accounting rate reductions occur when the Company and a foreign administration (telephone company) agree to a change in rates. The changes in volume of traffic and lower collection rates are subject to a number of influences beyond the Company's control, and may change significantly in the future, positively or negatively. However, given the Company's recent experience, the Company expects the negative trend in audiotext revenues to continue, although it is unable to predict the magnitude with any degree of certainty. As a result of the above factors, GT&T's profit margin from this traffic also declined.

     GT&T's outbound international revenues increased $10.6 and $13.2 million for the three and nine months ended September 30, 1997, respectively. This increase was principally as a result of the recognition of $9.5 million in surcharge revenues for the three and nine months ended September 30, 1997, See "Regulatory Matters" for further discussion.

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

     Operating expenses for the three months ended September 30, 1997 were $38.2 million, a decrease of $6.9 million, or 15%, from consolidated operating expenses of $45.1 million for the corresponding period of the prior year. Operating expenses for the nine months ended September 30, 1997 were $116.7 million, a decrease of $14.8 million, or 11%, from operating expenses of $131.5 million for the corresponding period of the prior year. These decreases were due principally to decreases in audiotext and outbound traffic expenses at GT&T of $7.5 million and $15.2 million for the three and nine months ended September 30, 1997, respectively, due to decreased traffic volumes. Somewhat offsetting these decreases were increases in plant non-specific expenses which increased as a result of increased plant in service. General and administrative expenses increased $647,000 for the three months ended September 30, 1997 and decreased $1.3 million for the nine months ended September 30, 1997. The increase for the three months ended September 30, 1997 is principally due to an increase in certain corporate expenses. The decrease for the nine months ended September 30, 1997 was principally due to a non-recurring charge of $2.8 million in the first three months of 1996 for the Companies obligation to reimburse its two Co-Chief Executive Officers for certain litigation expenses in connection with a management dispute settled in February 1996, offset by a $1.3 million charge related to the suspension of the acquisition of the Congo national phone system in the second quarter of 1997. As a percentage of operating revenues, operating expenses were approximately 70% and 78% for the three and nine month period ended September 30, 1997, respectively, as compared to approximately 79% and 80% for the corresponding periods of 1996.

     Income from operations increased $4.1 million for the three months ended September 30, 1997 while income from operations decreased $690,000 for the nine months ended September 30, 1997. These changes occurred principally as a result of the factors affecting operating revenues and expenses discussed above. Including the $9.5 million of outbound international long distance revenues discussed above, GT&T's contribution to income from operations increased by $4.2 million, or 46%, for the three months ended and decreased $5.0 million, or 18%, for the nine months ended September 30, 1997. Vitelco's contribution to income from operations increased by $1.2 million, or 31%, and $4.7 million, or 38%, for the same periods. Other operations decreased $731,000, or 29% and $2.1 million, or 25% for the three and nine months ended September 30, 1997 principally from decreased cellular operations.

     With decreases of $198,000 and $542,000 in net interest expense due to reduced debt, income before income taxes and minority interest increased $4.3 million for the three months ended and decreased $148,000 for the nine months ended September 30, 1997 respectively.

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

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. In May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

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

     In November 1997, GT&T received an assessment of approximately $14 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that this assessment stems from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred above. Apparently because the audit was cut short as a result of the Court's July order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all the issues raised in the assessment appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessment on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessment violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

     The principle issues raised by the November 1997 assessment are as follows:

     (a) The disallowance of interest on intercompany debt which was accrued but not paid in relevant tax years (approximately U.S. $4.1 million of taxes);

     (b) Treatment of adjustments made in GT&T's revenue estimation and accrual process as improper bad debt write-offs (approximately U.S. $2.1 million of taxes);

     (c) Disallowance of five-sixths of the advisory fees payable by GT&T to the Company for the year 1995 in apparent contradiction of the High Court's decision in August 1995 referred to above (approximately U.S. $2.9 million of taxes);

     (d) Disallowance of depreciation deductions arising from a disagreement as to the proper historical cost of certain of GT&T's depreciable assets (approximately U.S. $1.6 million of taxes).

     Approximately U.S. $1.7 million of the assessment appears to arise from a failure to credit GT&T with the full amount of taxes paid by GT&T in one of the years under audit. GT&T believes that it should prevail on substantially all of the issues raised in the November tax assessment if given the opportunity to present the facts to the Commissioner of Inland Revenue. However, there can be no assurance as to the ultimate outcome of any of the above described pending tax issues.

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

     The Company has filed a Registration Statement dated August 12, 1997 and amended October 20, 1997 and November 19, 1997, which includes a Proxy Statement-Prospectus to consider and vote upon a proposed transaction to divide the Company into two separate publicly-owned companies ( the "Transaction"). Emerging Communications, Inc. (ECI) will contain all the outstanding stock of Atlantic Tele-Network Co. (ATN-VI), which owns and conducts the Company's business and operations in the U.S. Virgin Islands, and certain other assets and liabilities. The Company will retain its business and operations in Guyana and certain other assets and liabilities. The Transaction is conditioned upon, among other things, approval of the Transaction by the holders of a majority of the outstanding shares of the Company Common Stock, completion of $17.4 million of long-term financing by ECI or ATN-VI, the listing of ECI Common Stock on the American Stock Exchange and the continued listing of the Company Common Stock on the American Stock Exchange and the absence of any material adverse change in the business of the Companies. In October 1997 a tax ruling was received by the Company from the Internal Revenue Service to the effect that the transfer of assets and liabilities to ECI and the distribution of ECI common stock to shareholders of the Company will be tax free for federal income tax purposes to the Company and its shareholders.

     As a result of the Transaction, the Company's liquidity and capital resources may change significantly, and the Company will have fewer resources and significantly reduced operations. On the Effective Date of the Transaction, Atlantic Tele-Network, Inc. will record a loss on the split-off and fair valuation of the net assets of New ATN which on a pro forma basis is estimated to be $55 million. Accordingly equity of Atlantic Tele-Network, Inc. will decrease by the loss recorded on the split-off and fair valuation of the net assets of New ATN on the Effective Date. The Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January, March, and October 1997, discussed above under "Regulatory Matters", could have a material adverse impact on the Company's liquidity.

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

     Item 6. Exhibits and Reports on Form 8-K

     Not applicable.

     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       Atlantic Tele-Network, Inc.





Date: December 5, 1997                  /s/  Craig A. Knock
----------------------                  -------------------



                                        Chief Financial Officer and Vice-
                                        President signing both in his capacity
                                        as Vice- President on behalf of the
                                        Registrant and as Chief Financial
                                        Officer of the Registrant