Form 10-K
period 1997-12-31
ATLANTIC TELE NETWORK INC /DE
filed 1998-03-30
CIK 879585

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1997
                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to.

                         COMMISSION FILE NUMBER 0-19551

                                ---------------

                          ATLANTIC TELE-NETWORK, INC.
             (Exact name of registrant as specified in its charter)

                                                       19 ESTATE THOMAS
           Delaware                                      HAVENSITE
(State or other jurisdiction of                        P.O. BOX 12030
incorporation or organization)                ST. THOMAS, U.S. VIRGIN ISLANDS
                                       (Address of principal executive offices)

           47-0728886                                       00801
(I.R.S. Employer Identification No.)                     (Zip Code)

                                 (340) 777-8000
              (Registrant's telephone number, including area code)

                                ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class           Name of each exchange on which registered
        -------------------           -----------------------------------------
Common Stock, Par Value                     American Stock Exchange
   $.01 per Share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

    Title of each class
    -------------------
          None

                                ---------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 16, 1998, was approximately $31,319,400 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of March 16, 1998, there were outstanding 4,909,000 shares of Common Stock, $.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 1998 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                          ATLANTIC TELE-NETWORK, INC.

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                                                          Page
PART I

Item 1.     Business.....................................................   1
Item 2.     Properties...................................................  11
Item 3.     Legal Proceedings............................................  11
Item 4.     Submission of Matters to a Vote of Security Holders..........  11
            Executive Officers of the Registrant.........................  12
PART II
Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters......................................  12
Item 6.     Selected Financial Data......................................  14
Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations................................  15
Item 8.     Financial Statements and Supplementary Data..................  20
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................  20

PART III

Item 10.    Directors and Executive Officers of the Registrant...........  21
Item 11.    Executive Compensation.......................................  21
Item 12.    Security Ownership of Certain Beneficial Owners and
                Management...............................................  21
Item 13.    Certain Relationships and Related Transactions...............  21

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.................................................  22

                                     PART I


Item 1.  Business

INTRODUCTION

          The Company was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In January 1991 the Company acquired 80% of the stock of the Guyana Telephone & Telegraph Company Limited ("GT&T"). The Company became a public company in November of that year.

          On December 30, 1997, the Company was split into two separate public companies. One, a new company, Emerging Communications, Inc., contains all of the Company's telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continues to own GT&T. In connection with the transaction, the number of outstanding shares of the Company's capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

          Cornelius P. Prior, Jr., formerly the Co-Chief Executive Officer, is now Chairman of the Board and Chief Executive Officer of the Company and the owner of approximately 57% of the outstanding common stock of the Company.

          The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business through privatization of government-owned business or otherwise in the Caribbean area and in developing countries in other parts of the world, and may make investments in such businesses in the future. The Company has focused its attention on wireline and cellular telephone businesses. However, there can be no assurance the Company will be able to acquire or establish any such businesses.

GT&T

          General.  GT&T supplies all public telecommunications service in
          -------
Guyana. GT&T is the successor to the Guyana Telecommunication Corporation ("GTC"), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

          International Traffic.  GT&T's revenues and earnings are highly
          ---------------------
dependent upon international long-distance calls, particularly international audiotext traffic, other calls originating outside of Guyana and collect calls from Guyana to foreign points.

          The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:

                                                International Traffic
                                              (in thousands of minutes)
                                              -------------------------
                               1995                    1996                   1997
                        ---------------------   ---------------------   ---------------------
Inbound Paid and
Outbound Collect           37,920    (24%)         40,350    (21%)         44,456   (27%)
Audiotext                 101,763    (63%)        122,476    (64%)         97,913   (59%)
Total Inbound             139,683    (87%)        162,826    (85%)        142,369   (86%)
Outbound                   20,725    (13%)         29,768    (15%)         24,120   (14%)
  Total                   160,408    (100%)       192,594    (100%)       166,489   (100%)

          GT&T has agreements with foreign telecommunications administrations and private carriers covering all international calls into or out of Guyana. These agreements govern the rates of payment by GT&T to the foreign carriers for the use of their facilities in connecting international calls billed in Guyana, and by the foreign carriers to GT&T for the use of its facilities in connecting international calls billed abroad. The rates of payment under such agreements are negotiated with each foreign carrier and are known as "accounting rates."

          The different classes of international traffic described in the above table produce significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a payment from the foreign telecommunications carrier equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, a payment of 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for earth station, satellite and troposcatter system costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T receives a payment from the foreign carrier equal to one-half of the applicable accounting rate, and GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must pay the foreign carrier one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. In 1995, 1996 and 1997, the amount which GT&T collected from its subscribers for outbound international traffic was usually less than the amount which GT&T was required to pay the foreign carrier (e.g., throughout most of 1997, for the United States, GT&T collected approximately $.74 per minute and paid the U.S. carrier $.85 per minute). Since February 1, 1998, when a temporary rate increase from the PUC went into effect, outbound international traffic has generally had a positive profit margin (e.g. on calls to the United States, GT&T has been collecting between $1.00 and $1.41 per minute (including a surcharge of $.30 per minute), depending on the time of day).  GT&T does not allow a significant volume of collect calls into Guyana.

          Historically, the volume of calls into Guyana from the United States, Canada and the United Kingdom (including credit card and collect calls from Guyana) has greatly exceeded the volume of paid outbound calls from Guyana to these countries. Except for audiotext traffic, the volume of traffic with other countries has been more evenly balanced. Management of GT&T believes that the disparity in traffic with these countries, which has produced a steady stream of hard currency revenues for GT&T, stems from the fact that the vast majority of GT&T's traffic with these countries consists of personal calls between Guyanese expatriates and their friends and family in Guyana and that the average income of most Guyanese residents is substantially lower than that of their Guyanese expatriate friends or relatives in these countries. There can be no assurance that, as GT&T expands and improves its local telephone facilities and changes occur in the Guyanese economy, inbound international traffic will continue to be as significant a part of GT&T's total revenues. In addition, in August 1997 the FCC issued a Report and Order requiring significant reductions over the next four years in the accounting rates used by U.S. carriers in paying GT&T for terminating U.S. traffic in Guyana. See "Business--Regulation." Any decrease in the net margin of inbound over outbound traffic or in the accounting rate applicable to traffic between Guyana and the United States is likely to have an adverse effect on GT&T's earnings unless GT&T is able to achieve a compensating increase in its regulated rates for local and outbound international service.

          A significant portion of GT&T's international traffic arises from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. GT&T began providing telecommunications services to audiotext providers in June 1992. GT&T's audiotext traffic increased significantly in each year through 1996, but declined sharply in 1997. GT&T's profit margins from audiotext also significantly declined in 1997. Management attributes these declines to increased competition, changes in the traffic mix, reduction in some accounting rates, the strength of the U.S. dollar against certain foreign currencies, and a foreign carrier's mislabeling the origin of certain traffic. Also, beginning in late 1996, a foreign carrier required GT&T to bear part of the risk of non-collection for audiotext calls. Previously, this risk was assumed by the sending carrier. As a result of the decline in audiotext traffic revenues and profitability, on December 31, 1997, GT&T filed an application to the PUC for a substantial increase in rates from local service and outbound international calls and was awarded a significant temporary increase in the rates effective February 1, 1998. (See "Regulation").

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

          GT&T competes with many telephone companies around the world that provide telecommunications services to international audiotext providers. GT&T's agreements with audiotext providers are subject to termination by either party on short notice, and an audiotext provider can readily shift its operations to another foreign telecommunications carrier merely by changing the telephone numbers in its advertisements, if the other carrier provides better service or higher compensation.

          At the present time, in the United States and many other countries, audiotext calls to GT&T or another foreign telecommunications carrier are treated as ordinary international traffic and are not subject to the regulations applicable to domestic audiotext traffic. GT&T's agreements with audiotext providers obligate such providers to comply with applicable regulations in the countries in which they advertise their services and to refrain from using obscene or indecent material. From time to time a country's regulatory authorities or national telecommunications carrier have taken steps to restrict or eliminate international audiotext traffic.

          Domestic Service.  At December 31, 1997, GT&T had approximately 55,000
          ----------------
subscriber access lines in service. This number of access lines represents approximately 8 lines per 100 inhabitants. Of all lines in service, 50% were in the area of Georgetown (the nation's capital), and 85% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. Ninety percent of Guyana's population lives on the coastal plain where Georgetown, Beterverwagting, and New Amsterdam are located. Most rural areas do not have telephone service.

          In the past, GT&T's revenues from local telephone and other services have not been significant (e.g. in 1997 local service revenues amounted to approximately $2.9 million). However, on December 31, 1997, GT&T applied for a rate increase to enable it to earn a 15% rate of return on its rate base. This application contemplates that, GT&T's annual revenues from local service would increase to approximately $17.7 million. Effective February 1, 1998, the PUC granted GT&T temporary rates, pending a final decision on GT&T's application, designed by the PUC to provide GT&T with approximately $12.9 million in revenues from local service. (See "Regulation"). GT&T's revenues for local service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T's revenues from local service. During 1997, GT&T's basic monthly charge per access line was approximately $.25 for residential customers and approximately $.60 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $2.07 and

$2.34, respectively. Under the temporary rates put into effect by PUC order on February 1, 1998, the basic monthly charge per access line was increased to approximately $3.50 for residential customers and $14.00 for business customers and a number of new or increased usage-based rates were also put into effect. See "Business--Regulation."

          GT&T began providing mobile cellular telephone service within a thirty-mile radius of Georgetown in December 1991, although authorization to charge for local service was not obtained from the PUC until July 1995. See "Business--Regulation." Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. GT&T's current average monthly charge per cellular subscriber is approximately $82 including monthly rental and airtime charges. As of December 31, 1997, GT&T had approximately 1,400 active mobile cellular subscribers.

          Expansion Program.  Pursuant to the purchase agreement between the
          -----------------
government of Guyana and the Company (the "GT&T Agreement") and GT&T's license from the government of Guyana (the "License"), the Company and GT&T agreed to implement an expansion plan (the "Expansion Plan"), which required substantially expanding and improving the service provided by GT&T's predecessor. Pursuant to the Expansion Plan, GT&T has significantly expanded and rebuilt its telecommunications network. The number of access lines has increased from approximately 13,000 working lines in January 1991 to approximately 55,000 lines at December 31, 1997. Approximately 95% of GT&T's access lines are now digitally switched lines. The Intelsat B earth station, which provides the principal link with Guyana and the rest of the world, was upgraded and digitalized to increase the number of circuits in operation from 75 in January 1991 to 1,026 currently. In 1997, GT&T installed a Standard B earth station which is currently used to provide service through an Intelstat satellite to a number of localities in the interior of Guyana. This earth station and the Intelstat satellite may also be used in the future to provide a second satellite link from Guyana for international traffic.

          In the second quarter of 1997, GT&T completed a test installation of a Northern Telecom Proximity I fixed wireless network in a rural area about 60 kilometers west of Georgetown. GT&T is currently in the process of installing this wireless telephone service to about 2,000 subscribers in the same area. GT&T may use this system in lieu of wireline network for a portion of GT&T's future expansion of its network. The normal rates for land line telephones apply to GT&T's fixed cellular and fixed wireless network services.

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

          GT&T has purchased capacity in two international fiber optic cables-- the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, and the Columbus II cable, which runs from the Caribbean region to the Azores and Spain. The Company is presently participating with other international carriers to build an Americas II cable that would provide a leg to Guyana, Suriname and French Guyana.

          The Company and GT&T were originally required to complete the Expansion Plan by January 28, 1994. With the Government's consent, this date was extended first to August 28, 1994 and then to February 28, 1995. The Company and GT&T repeatedly advised the government that their inability to obtain adjusted rates fully to compensate for the 1991 devaluation in Guyana's currency severely hampered their ability to obtain financing needed to complete the Expansion Plan. The Company and GT&T also repeatedly sought to negotiate changes in the Expansion Plan in order to reflect current needs and technology. Through December 31, 1997, GT&T had expended nearly $93 million on the Expansion Plan and the Company had advanced an aggregate of approximately $24 million to GT&T principally for the Expansion Plan.

          A proceeding initiated by the government of Guyana with regard to the noncompletion of the Expansion Plan by its scheduled completion date of February 28, 1995, is pending before the PUC. See "Business--Regulation."

          Other Services.  GT&T is also licensed to provide various telephone-
          --------------
related services that extend beyond basic telephone service, including yellow pages and other directory services, and it has an exclusive license to sell, lease or service various kinds of telecommunications equipment. Under the License, GT&T's rates for most of these services must be specified in a tariff approved by the PUC. See "Business--Regulation."

SIGNIFICANT REVENUE SOURCES

          Revenues from the following carriers of international traffic to Guyana constituted the following percentages of GT&T's revenues in the past three years:

                                                                                        1995        1996        1997
                                                                                      ---------  ----------  ----------
   AT&T.............................................................................        37%         36%         31%
   MCI..............................................................................        21%         21%         11%
   British Telecom..................................................................        19%         12%          9%
   Teleglobe (Canada)...............................................................        13%         12%         18%

      A significant portion of GT&T's international long distance revenue discussed above is generated by certain of GT&T's audiotext providers which operate as service bureaus or intermediaries for a number of audiotext information providers. The following service bureaus accounted for more than 10% of GT&T's total revenues in the years indicated below:

                                                                                          1995       1996       1997
                                                                                       ----------  ---------  --------
   Beylen Telecommunications, Ltd....................................................         60%        57%       33%
   Islands Telephone Company Limited.................................................         10%        14%       15%

      No other revenue source accounted for more than 10% of GT&T's total revenues in 1995, 1996 or 1997.

COMPETITION


      Local Service.  Pursuant to a franchise from the government of Guyana,
      -------------
GT&T has the exclusive right to provide, and is the sole provider of, local telephone service in Guyana. See "Business--Regulation--Guyana."

      Long-Distance Service.  GT&T is the exclusive provider of domestic long-
      ---------------------
distance service and international telephone service in Guyana. See "Business-- GT&T--International Traffic."

      The provision of telecommunication services to international audiotext providers is highly competitive. GT&T's contracts with audiotext providers are all terminable on short notice, and such providers can quickly shift their traffic to another foreign telecommunications carrier which offers higher compensation or better services. See "Business--GT&T--International Traffic."

  Wireless Services.  In Guyana, GT&T has a non-exclusive franchise to provide
  -----------------
cellular telephone services. Accordingly, there can be no assurance that GT&T's cellular telephone business will not face competition in Guyana. At the date of this Report, there is another company licensed to provide cellular service; however, the service is not yet commercially available.

  Other Services.  GT&T has the exclusive franchise to provide telephone
  --------------
directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company.

POLITICAL RISK INSURANCE

  At the time of its initial investment in GT&T, the Company obtained political risk insurance with respect to its investment in GT&T (including its guarantee of GT&T's obligations to Northern Telecom International Finance, B.V. ("NTIF") from the Overseas Private Investment Corporation ("OPIC"), an agency of the United States Government. While OPIC has not formally announced that is has suspended writing political risk insurance or guarantees for U.S. investments in Guyana, it is the Company's understanding that since the beginning of 1993 OPIC has provided no new insurance or guarantees for investments in that country because of its concern about developments between the Guyana government and two U.S. companies which had been insured by OPIC. The Company's difficulties in obtaining rate increases from the PUC was one of OPIC's concerns. Separately, on December 31, 1996, OPIC terminated the Company's political risk insurance because of OPIC's objections to GT&T's provision of telecommunication services to international audiotext providers. Following such termination, the Company obtained other political risk insurance with respect to its investment in GT&T in the private insurance market. Under the Company's current insurance policies, the Company is insured against risks of currency inconvertibility, expropriation and political violence. The Company's current insurance is limited to 60% of the book value of the affected property up to a maximum insured amount of $35 million plus 85% of any amounts which the Company is called upon to pay with respect to its guaranty of GT&T obligations to NTIF as a result of an insured risk. The insurance policies cover only specified risks and contain a number of limitations and exclusions. The aggregate insurance coverage is significantly less than the fair market value of the Company's investment in GT&T.

REGULATION

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

  License.  The License, which was issued on December 19, 1990, grants GT&T an
  -------
exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following operations: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for 20 years at the option of GT&T), cellular radio telephone service provided that the license does not prejudice the right of Guyana's Institute of Applied Sciences and Technology to make provision for, or to provide, any telecommunications services in the course of, or in connection with, the carrying out of its functions.

  The Telecommunications Law, the GT&T Agreement and the License include various provisions under which the License may be terminated before its scheduled expiration date. Under the applicable Guyana law and the GT&T Agreement, Guyana's director of telecommunications may cause early termination of the License in certain cases, including contravention of any of the provisions of the Telecommunications Law or the conditions of the License, or the failure of GT&T to implement the Expansion Plan in a timely fashion. See "Business--GT&T-- Expansion Program." If GT&T believes that the License has been terminated unlawfully, it may appeal to the courts of Guyana. Pursuant to the GT&T Agreement, upon non-renewal of the License, the government will be entitled to purchase the Company's interest in GT&T or the assets of GT&T on such terms as may be agreed upon by the Company and the government or, upon failure to reach such agreement, as determined by arbitration conducted by the International Centre for the Settlement of Investment Disputes. The PUC is currently holding hearings in a proceeding initiated by the government of Guyana, with regard to the noncompletion of the Expansion Plan by its scheduled completion date of February 28, 1995. Under the PUC Law, GT&T will have the opportunity to explain why the Expansion Plan is unfinished. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled, to compensate for the devaluation in Guyana currency which occurred in 1991 provides legal justification for GT&T's delay in completing the Expansion Plan. If the PUC concludes that GT&T failed or refused to complete the Expansion Plan in a timely manner without legal justification, it may impose a fine, which could range from $71 (G $10,000) up to the cost of completing the Expansion Plan (which GT&T estimates to be no more than $5 million). The PUC could also recommend to the government that it cancel the License. The Guyana government is not bound to act on a PUC recommendation. GT&T will have the right of appeal to the Guyana High Court from any adverse ruling of the PUC. It is possible that, if the Company ceased doing business within a short period of time (e.g. six months) after the consummation of the December 30, 1997 split up of the Company as a result of a termination of the License, the IRS might revoke the tax ruling which the Company received with respect to the split up transaction with the result that the distribution in that transaction of ECI Common Stock might not be tax free for U.S. federal income tax purposes to the Company and holders of Company Stock and Class A Common Stock. If the distribution of ECI Common Stock were not tax free then (i) the Company would be taxable on the gain (computed as the difference between the fair market value of the ECI Common Stock distributed and the Company's adjusted basis in such stock) recognized by the Company on the distribution of ECI Common Stock, (ii) the Company would be entitled to be indemnified by Emerging Communications, Inc. for 50% of such tax liability, and
(iii) each holder of Company Common Stock who received shares of ECI Common Stock in the transaction would be treated as if such stockholder received a taxable distribution from the Company in an amount equal to the fair market value of the ECI Common Stock received.

  PUC Law and Telecommunications Law.  The PUC Law and the Telecommunications
  ----------------------------------
Law provide the general framework for the regulation of telecommunications services in Guyana. The PUC Law provides the basis for setting the rates of a telecommunications licensee. The PUC is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has broad powers to monitor GT&T's compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request.

     Subject to certain limitations, applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement and the PUC Law, to a minimum return of 15% per annum on its capital dedicated to public use ("rate base"). Absent mutual agreement by the government of Guyana and ATN (and there has been no such agreement) on a rate of return methodology, rates are to be calculated on the basis of GT&T's entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 1997 was approximately $120 million and that return on investment is to be calculated after deducting all of GT&T's operating expenses (including income taxes) other than interest expense. In an October 1995 order, discussed below, which was voided on other grounds by the Guyana High Court, the PUC disallowed approximately $6 million of franchise rights which are included in the foregoing rate base figure, and the PUC also disallowed management fees paid by GT&T to ATN as an expense for purposes of calculating GT&T return on rate
base.    On December 31, 1997, GT&T filed an application with the PUC seeking rate increases for local and outbound international traffic, designed to generate approximately $26 million in additional revenues in 1998, so as to enable GT&T to earn a 15% return on its rate base. In January 1998, GT&T was awarded an interim increase effective February 1, 1998 designed by the PUC to generate the equivalent of approximately $18 million in additional annual revenues for GT&T. In its report to the PUC recommending the interim rate increase, the staff of the PUC appeared to accept for purposes of calculating the interim rate increase all of GT&T's calculations of rate base and rate of return except for the franchise rights and management fees which the PUC had disallowed in its October 1995 order. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates.

  Since GT&T commenced operations as a subsidiary of the Company in 1991, GT&T has had difficulties in obtaining from the PUC the rate increases to which it believed it was entitled. In February 1991 the official rate of exchange for Guyanese currency was changed, allowing the currency to float. This resulted in a devaluation of approximately 184 percent, and in April 1991, GT&T filed for a rate increase of 184 percent to compensate for the devaluation. The PUC in November 1991 granted GT&T, in principle, an increase in rates for international calls which amounted to approximately 160 percent or less and, in principal, authorized GT&T to impose a surcharge on these rates in order to recover over a period of not less than 30 months the approximately $3.5 million difference between the rates actually in effect from May 1991 through December 31, 1991 and the revenue which GT&T would have received during this period if the newly approved rates had been in effect.

  Shortly after the issuance of its initial November 1991 order, the PUC authorized the collection of the new rates (but not any surcharge) for calls to the United Kingdom, Canada, the United States and Antigua. The PUC declined to authorize any increase in rates to 165 other countries covered by GT&T's application on the grounds that GT&T had not submitted original documentary evidence to the PUC regarding the accounting rates then in effect with these countries. GT&T's failure to submit such documentation arose because neither it nor its predecessor, the government-owned telephone company, had such documentation in their records.

  In October 1992, elections were held in Guyana and a new party came to power. Shortly thereafter, several changes occurred in the membership of the PUC.
After considerable negotiation with the new government and further applications to the PUC, in December 1993 the PUC authorized 70 percent of the surcharges requested by GT&T on calls to the United States, United Kingdom, Canada and Antigua, and in January 1994 the PUC temporarily authorized rate adjustments in respect of 83 of the remaining countries which amounted to 70 percent or less of the rate increases approved in principal by the PUC in its initial November 1991 order. Later in 1994, the PUC authorized full surcharges as requested by GT&T for the United Kingdom, Canada, the United States, and Antigua, and in 1995, the PUC finally authorized full rates and surcharges for the 83 countries covered by its temporary order of January 1994 and rejected GT&T's application for any rate increases on the remaining 82 countries.

  In May 1995, GT&T applied to the PUC for substantial increases in all of its telephone rates to enable it to earn the minimum return of 15% per annum on its rate base to which it is entitled under the terms of the GT&T Agreement, and the PUC Law. On October 11, 1995 the PUC issued an order that rejected GT&T's application for increased rates and temporarily reduced rates for outbound international calls by 10%, and during off-peak hours by an additional 50% of the reduced rate. GT&T filed a motion against the October 11, 1995 order in the Guyana High Court and in January 1997 obtained an order voiding the PUC's order in respect of these rates. When the PUC thereafter scheduled a hearing to consider fixing new temporary rates for GT&T and inquiring into the propriety of GT&T's reinstating its pre-October 11, 1995 rates, the Guyana High Court granted a further stay of all PUC proceedings on these subjects. In May 1997, the Consumer Advisory Bureau (a non-governmental group in Guyana) sought an injunction from the Guyana High Court, restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period October 1995 to January 1997. GT&T put such surcharge into effect as of October 1, 1997 pending an ultimate trial on the merits.

  Since January 1991, the Company has had an agreement with GT&T, which was approved at its inception by several officials of the Guyana government as well as the government's representatives on GT&T's Board of Directors, pursuant to which GT&T paid the Company an advisory fee equal to 6% of GT&T's revenues for a variety of managerial and advisory services furnished by the Company to GT&T.
On January 2, 1997, the PUC ordered GT&T to cease paying these advisory fees to the Company and to recover from the Company approximately $25 million of fees paid under the agreement since January 1991. GT&T has filed a motion against the PUC's order in the Guyana High Court and has obtained an order staying the effectiveness of the PUC's order pending determination of that motion.

  At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for working capital and capital expenditure needs of GT&T. The PUC law requires permission of the PUC for GT&T to issue any debentures or any other evidence of indebtedness payable more than one year from the date of issue. GT&T's indebtedness to the Company was evidenced by a series of promissory notes, many of which through clerical error had a maturity of more than one year from the date of issue. In March 1997, the PUC rejected GT&T's contention of clerical error and voided all of the promissory notes then outstanding, with a few in excess of one year as well as a number which had less than one year maturities which were issued in consolidation or renewal of earlier notes which had a more than one year maturity. The total of these voided notes was approximately $21 million. The PUC ordered that no payments be made on any of the outstanding notes, and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment for any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

  In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 PUC orders mentioned above. The PUC's application is still pending.

  In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the requirements of the PUC's order. GT&T has filed a motion against the PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order. GT&T intends to take such steps to seek a stay or modification of this order as seem appropriate after the level of demand for telephone service can be assessed in light of the temporary rates which came into effect on February 1, 1998.

  FCC Matters.  On August 7, 1997, the FCC issued a Report and Order in a
  -----------
rulemaking procedure which it initiated in December 1996, in which it adopted mandatory international accounting and settlement rate benchmarks for many countries, including Guyana. The FCC classified countries as low-income, middle-income or high-income based upon World Bank data. Guyana is classified as a low-income country. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The FCC stated in the release that it expects U.S. licensed carriers to negotiate proportionate annual reductions.

  Numerous foreign carriers and Government authorities have opposed the FCC's proceedings in this area, and GT&T and a number of other carriers have filed an appeal from the FCC's August 7, 1997 Report and Order to the U.S. Court of Appeals for the District of Columbia. In general, those parties believe that accounting and settlement rates should continue to be established, as they are today, through bilateral negotiations between carriers. Opponents of the FCC's proposal believe that the proposal is contrary to binding treaty obligations of the United States relating to duly-constituted multilateral organizations, and that the FCC does not possess the necessary legal authority to adopt such proposals. Opponents also believe that the FCC's proposals are legally and factually deficient in other ways.

  The FCC stated in the release that it encourages foreign governments and carriers to work with the United States toward an effective international agreement that achieves lower settlement rates, and that it may refrain from enforcing its Order if a satisfactory multilateral solution can be reached that will produce substantially equivalent results in a timely manner.

  The current settlement rate for U.S.-Guyana traffic is $.85 per minute. AT&T has previously sought the Company's agreement to a reduction in that settlement rate. GT&T has taken the position that the settlement rate was fixed through bilateral negotiations and sees no reason to change the rate at this time. GT&T believes that the rate should remain the same until the parties mutually agree to change it. The Company is unable to predict what actions the FCC or U.S. carriers may take in an effort to secure lower settlement rates on the U.S.- Guyana route.

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


  FTC Matters.  The Federal Trade Commission ("FTC") has pending a proceeding in
  -----------
which it has asked parties for comments and information as to whether the FTC should expand the definition of "pay-per-call" services to include audiotext services such as those which GT&T terminates in Guyana. The FTC has received formal comments and conducted a workshop in connection with the proceeding but has taken no action. It is unclear what the exact impact would be if the FTC were to include international audiotext traffic from the United States in the definition of "pay-per-call." Two requirements which currently apply in the United States to area code 900 traffic, but not to international audiotext traffic which, in general, is treated like any other international telephone call, are: (i) the caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately, and (ii) local telephone companies are not permitted to disconnect a subscriber's telephone service for failure to pay charges for area code 900 calls. If the effect of the FTC's including international audiotext traffic from the United States in the definition of "pay-per-call" were to apply these requirements to international audiotext traffic from the United States, it would probably be technically impossible for recipients of international audiotext traffic, such as GT&T, to comply with the free preamble requirement. Moreover, the loss of the collection advantage which international audiotext has under existing regulations may make it difficult for international audiotext providers who use Guyana and other foreign telephone companies to compete on a cost basis with domestic U.S. providers of area code 900 services.

TAXATION--UNITED STATES

  As a U.S. corporation, the Company is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. GT&T is a controlled foreign corporation ("CFC") for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under those provisions, the Company may be required to include in income certain earnings and profits ("E&P") of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times, prior to their being distributed to the Company. At present, no material amount of such subsidiary E&P is includible in the U.S. taxable income of the Company before being distributed to it. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained in those provisions, the Company would be entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against the Company's U.S. federal income tax.

  A U.S. corporation is classified as a Personal Holding Company ("PHC") if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of "PHC Income." For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 39.6%. The Company currently satisfies the above ownership criterion but the Company believes that it does not satisfy the income criterion for classification as a PHC.

TAXATION--GUYANA

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

  In May 1997, GT&T received a letter from the Guyana Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith, and the court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

  In June 1997, GT&T received an assessment of approximately $3.9 million from the Guyana Commissioner of Inland Revenue for taxes for 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed for an earlier year had been upheld in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

  In November 1997, GT&T received assessments totaling approximately $14 million from the Guyana Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessment violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

  There can be no assurance as to the ultimate outcome of any of the above described pending tax issues.

YEAR 2000 COMPLIANCE

        The inability of computer hardware, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information.

        The Company has identified all significant applications in its systems that will require modification or replacement to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and replacements and test Year 2000 Compliance. The modification process of all significant applications is under way. The Company plans on completing the testing process of all significant applications by December 31, 1998.

        In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

        The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the data on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

EMPLOYEES

  As of December 31, 1997, GT&T employed approximately 723 persons of whom approximately 528 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on September 30, 2000. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

  At December 31, 1997, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see "Business--GT&T--Expansion Program." GT&T carries insurance against damage to equipment and buildings, but not to outside plant.

ITEM 3.   LEGAL PROCEEDINGS

  GT&T is involved in various regulatory and court proceedings in Guyana which are discussed in Item 1. "Business--Regulation."

  The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position or operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On December 30, 1997, the division of the Company into two separate publicly-owned companies was approved at a Special Meeting of stockholders. One, a new company, Emerging Communications, Inc. ("ECI"), contains all of the Company's telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continues to own GT&T and is controlled by Cornelius B. Prior, Jr.

  In the split-up transaction, holders of Company Common Stock (other than Cornelius B. Prior, Jr. and Jeffrey J. Prosser) received one share of ECI Common Stock and 0.4 shares of Company Common Stock for each share of Company Common Stock held. Mr. Prosser received 5,704,231 shares (52%) of ECI Common Stock in exchange for 3,325,000 shares of Company Common Stock, and Mr. Prior and a trust of which he is the trustee received 2,807,040 shares (57%) of Company Common Stock and $17.4 million in cash for 3,692,600 shares of Company Common Stock held by them prior to the transaction.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Set forth below are the executive officers of the Company as of the date hereof:

NAME                                     AGE  POSITION
----                                     ---  --------
Cornelius B. Prior, Jr.                   64  Chief Executive Officer and Chairman of the Board of the
                                               Company; Chairman of the Board of GT&T
Craig A. Knock                            34  Chief Financial Officer, Treasurer and Secretary of the Company
H. William Humphrey                       48  Vice President - Guyana Operations


  Cornelius B. Prior, Jr. has been Chief Executive Officer and Chairman of the Board of the Company since December 30, 1997. From June 30, 1987 to December 1997 he was Co-Chief Executive Officer and President of the Company. He was Chairman of the Board of Virgin Islands Telephone Corporation from June 1987 to March 1997 and became Chairman of the Board of GT&T in April 1997. From 1980 until June 1987, Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group.

  Craig Knock has been Chief Financial Officer of the Company since April 1993. From April 1993 to December 1997 he was also a Vice-President of the Company.
He became the Treasurer of the Company in December 1997 and the Secretary of the Company in March 1998. From July 1992 until April 1993, he was an

Assistant Controller of the Company. From 1987 to 1992, Mr. Knock was a C.P.A. and Audit Manager at Deloitte & Touche LLP, an international accounting firm.

  H. William Humphrey has been Vice President - Guyana Operations since December 1, 1997. For more than the past five years, prior to his employment with GT&T, Mr. Humphrey was a self-employed telecommunications consultant providing project management and consulting services to telecommunications companies domestically and internationally. Mr. Humphrey also has more than 20 years of experience with Southern Bell, where he achieved the position of Manager, Outside Plant Construction Installation and Maintenance.

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

  The Company's Common Stock, $.01 par value, was first listed on NASDAQ on November 14, 1991 under the symbol ATNI. As of March 24, 1997, the Company's Common Stock, $.01 par value, became listed on the American Stock Exchange ("AMEX") under the symbol "ANK". The following table sets forth quarterly market price ranges for the Company's Common Stock in 1996 and 1997:

1996 QUARTERS                                                                        High          Low
-------------                                                                       ------        -----
   1st..........................................................................      23 1/8      10 5/8
   2nd..........................................................................      27 1/2      20 1/2
   3rd..........................................................................      25 3/4      18
   4th..........................................................................      22          14 5/8


1997 QUARTERS                                                                        High          Low
-------------                                                                       ------        -----
   1st..........................................................................      17 1/22     11
   2nd..........................................................................      13 13/16    10 1/4
   3rd..........................................................................      14 1/4      11
   4th (through December 30, 1997)..............................................      13 3/8      11 3/4

  All of the foregoing market prices relate to the Company's Common Stock before the split up transaction on December 30, 1997, in which the Company was divided into two separate publicly-owned companies. From December 31, 1997 through March 16, 1998 the closing price of the Company's Common Stock on the AMEX has ranged from a low of 7 5/8 to a high of 15 1/2.

  The approximate number of holders of record of Common Stock as of March 16, 1998 was 300.

DIVIDENDS

  The Company has paid no dividends on its Common Stock since June 30, 1993.

  The declaration and payment of dividends is at the discretion of the Board of Directors of the Company and will be dependent upon the results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, future prospects and profitability of the Company and its principal subsidiaries and other factors deemed relevant at that time by the Board of Directors. There can be no assurance that the Company will pay any dividends at any time in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA


                       SELECTED HISTORICAL FINANCIAL DATA

  The following selected historical financial data have been derived from and are qualified by reference to, the audited combined and consolidated financial statements of the Company and from the unaudited combined financial statements of the Company for the year ended December 31, 1993. The selected historical combined financial data should be read in conjunction with the audited combined and consolidated financial statements and related notes thereto of the Company, as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997. All dollar amounts are in thousands, except per share data.

                                                                                        Year Ended December 31,
                                                                          ---------------------------------------------------
                                                                            1993      1994      1995       1996       1997
                                                                          --------  --------  ---------  ---------  ---------
Statement of Operations Data:                                                                  Combined
 Revenues:
  Local exchange service................................................  $   566   $   754   $  1,631   $  2,463   $  2,933
  International long-distance revenues..................................   44,299    76,820    128,939    145,080    113,865
  Other revenues........................................................      280       582        600        710        817
                                                                          -------   -------   --------   --------   --------
  Total revenue.........................................................   45,145    78,156    131,170    148,253    117,615
Total expense...........................................................   31,111    57,923     99,879    121,469     99,473
                                                                          -------   -------   --------   --------   --------
Income from continuing operations before interest expense,
 income taxes and minority interest.....................................   14,034    20,233     31,291     26,784     18,142
Interest expense, net...................................................    1,509     3,137      2,544      1,502      1,117
                                                                          -------   -------   --------   --------   --------
Income from continuing operations before income taxes and
 minority interest......................................................   12,525    17,096     28,747     25,282     17,025
Income taxes............................................................    5,211     7,411     13,619     10,824      7,718
                                                                          -------   -------   --------   --------   --------
Income from continuing operations before minority
 interest...............................................................    7,314     9,685     15,128     14,458      9,307
Minority interest.......................................................   (1,008)   (1,696)    (2,390)    (2,096)    (1,372)
                                                                          -------   -------   --------   --------   --------
Income from continuing operations.......................................  $ 6,306   $ 7,989   $ 12,738   $ 12,362   $  7,935
                                                                          =======   =======   ========   ========   ========
Pro Forma Net Income Per Share (1)......................................                                               $1.69
                                                                                                                    ========

                                                                                        Year Ended December 31,
                                                                          ----------------------------------------------------
                                                                            1993      1994      1995      1996        1997
                                                                          --------  --------  --------  --------  ------------
Balance Sheet Data:                                                                      Combined                 Consolidated
Fixed Assets, net.......................................................  $ 88,672  $ 91,025  $ 92,102  $ 97,780      $ 36,042
Total assets............................................................   159,297   162,688   185,481   194,493       108,049
Short-term debt (including current portion of
 long-term debt)........................................................    10,903    11,515    15,626    11,047         3,298
Long-term debt, net.....................................................    37,830    34,720    25,969    20,398        14,536
Stockholders equity.....................................................    77,537    85,526    98,264   110,626        54,244

(1) Historical income and dividend per share amounts have not been presented as this information is not considered meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives almost all of its revenues from international telephone services.

  The principal components of operating expenses for the Company's telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, international long-distance expenses and taxes other than income taxes. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include GT&T's expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. General and administrative expenses consist principally of parent company overheads and amortization.

  For accounting purposes, the split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) has been treated as a non pro rata split off of the Company. The Company has been considered to be the split off entity since Emerging Communications had a greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. In accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners, the balance sheet of the Company at December 31, 1997 has been adjusted to values determined by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment includes an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholder's equity. The fair value adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense in the future not will be a reliable indicator of the Company's cost of replenishing its assets.

  The financial statements included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the periods included herein. Except for the consolidated balance sheet at December 31, 1997, these financial statements do not reflect the fair valuation adjustment arising from the split up transaction. Moreover, the statements of operations include interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split up transaction and certain expenses for the period from May 1, 1997 to December 31, 1997 which were reimbursed by Emerging Communications, Inc. as part of the split up transaction.

  As a result of the decline in 1997 in GT&T's revenues and profits from audiotext traffic, GT&T filed on December 31, 1997 an application with the PUC seeking rates designed to generate approximately $26 million in additional revenues in 1998 for local and outbound international traffic. In January 1998, GT&T was awarded an interim increase effective February 1, 1998 designed by the PUC to generate the equivalent of approximately $18 million in additional annual revenues for GT&T. The interim rates are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application for permanent rates, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates.

RESULTS OF OPERATIONS

  YEARS ENDED DECEMBER 31, 1996 AND 1997

  Operating revenues for the year ended December 31, 1997 were $117.6 million as compared to $148.3 million for the corresponding period of the prior year, a decrease of $30.7 million, or 21%.

  The decrease was principally due to a $44.0 million, or 41%, decrease in audiotext traffic revenues at GT&T for the year ended December 31, 1997. GT&T's volume of audiotext traffic fluctuated between 9 and 10 million minutes per month in 1996. In 1997, the volume of audiotext traffic declined during the year to approximately 6 million minutes per month in the fourth quarter. The reduction in traffic volume is estimated to account for approximately $21.3 million, or 48% of the $44.0 million decrease in audiotext revenues in 1997. Chargebacks from a carrier for the year ended December 31, 1997 approximated $6.6 million, representing 15% of the decline in revenues from audiotext traffic. While subject to change, the Company anticipates that it will experience chargebacks in the future as a proportion of audiotext revenue similar to that experienced for the year ended December 31, 1997. The remaining $16.1 million, or 37% of the decrease in audiotext revenues, results from a combination of the following: the mislabeling of the origin of certain traffic, changes in the traffic mix, certain accounting rate reductions, and the strength of the U.S. dollar against certain foreign currencies. Mislabeling of the origin of traffic occurs when a carrier reports traffic as coming from one country when it actually originated in another. Changes in traffic mix refers to the mix between countries of origins which have different accounting rates, and accounting rate reductions occur when the Company and a foreign administration (telephone company) agree to a change in rates. The changes in volume of traffic and lower accounting rates are subject to a number of influences beyond the Company's control, and may change significantly in the future, positively or negatively. As a result of the above factors, GT&T's profit margins from this traffic also declined. Given the Company's recent experience, the Company expects the negative trend in audiotext revenues to continue (which could have a material adverse impact on the Company's total revenues), although the Company is unable to predict the magnitude of the decline in future revenues with any degree of certainty.

  GT&T's outbound international revenues for the year ended December 31, 1997 were $26.6 million, an increase of $14.3 million over the prior year even though traffic volumes were approximately 19% lower in 1997 then in 1996. See "Business--Regulatory Considerations" for further discussion. The increase in revenues was principally a result of the recognition of $9.5 million in revenues relating to outbound international long distance revenues at GT&T for the period from October 1995 to January 1997. The balance of the increase is attributable to the restoration in January 1997 of the higher rates that were in effect in October 1995.

  Operating expenses for the year ended December 31, 1997 were $99.5 million, a decrease of $22.0 million or 18%, from operating expenses of $121.5 million for the prior year. The decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $24.4 million for the year ended December 31, 1997, due to decreased traffic volumes. Somewhat offsetting the decrease was an increase in plant specific and plant non-specific expenses which increased as a result of increased plant in service. As a percentage of operating revenues, operating expenses increased to approximately 85% for the year ended December 31, 1997 from approximately 82% for the prior year.

  Income from operations before interest expense, income taxes and minority interest for the year ended December 31, 1997 was $18.1 million, a decrease of $8.6 million or 32%, from income from operations before interest expense, income taxes and minority interest of $26.8 million for the prior year. This decrease is principally a result of the factors affecting revenues and operating expenses discussed above, even though GT&T recognized approximately $9.5 million of revenues relating to outbound international long distance revenues for the period October 1995 to January 1997 discussed above.

  Net interest expense decreased $385,000 due to reduced debt resulting in income before income taxes and minority interest for the year ended December 31, 1997 of $17.0 million, a decrease of $8.3 million or 33%, compared to $25.3 million for the prior year.

  The Company's effective tax rate for the year ended December 31, 1997 was 45.3% as compared to 42.8% for the corresponding period of the prior year.

  The minority interest in earnings consists of the Guyana government's 20% interest in GT&T.

     Pro forma net income per share adjusts the Company's depreciation expense, interest expense, and shares outstanding as if the split-off Transaction had occurred on January 1, 1997. No adjustment is made for any reduction in the Company's general and administrative expense which may result from the Transaction or for the interim rate increase awarded to GT&T by the PUC effective February 1, 1998 or for any further changes in GT&T's rates.


  YEARS ENDED DECEMBER 31, 1995 AND 1996

  Operating revenues for the year ended December 31, 1996 were $148.3 million as compared to $131.2 million for the prior year, an increase of $17.1 million, or 13%. The increase was due principally to a $14.9 million increase in audiotext traffic revenues at GT&T.

  Operating expenses for the year ended December 31, 1996 were $121.5 million as compared to $99.9 million for the prior year, an increase of $21.6 million, or 22%. This increase was due principally to increases in audiotext and outbound traffic expenses at GT&T of $20.1 million due to increased traffic volume. As a result of a rate decrease ordered by the Guyana PUC on October 11, 1995, GT&T's outbound international traffic increased by approximately 44% during the year ended December 31, 1996 resulting in an approximately $6.5 million increase in outbound traffic expenses. An additional factor contributing to the increase in operating expenses was plant specific expense which increased as a result of increased plant in service.

  Overall, income from operations before interest expense, income taxes and minority interest for the year ended December 31, 1996 was $26.8 million as compared to $31.3 million for the prior year, a decrease of $4.5 million, or 14%. The decrease occurred principally because of negative margins on outbound traffic at GT&T which in turn, was caused principally by rate decreases ordered by the PUC in October 1995. In January 1997, the Guyana High Court voided the PUC's order and permitted GT&T to restore its rates for outbound traffic to their pre-October 1995 level. While these rates are also less than the associated outbound expense, had these rates been in effect throughout 1996, the Company estimates that GT&T's income from telephone operations in 1996 would have been approximately $8.5 million greater than it was, assuming GT&T's volume of traffic remained unchanged. Audiotext traffic increased 20.7 million minutes and other GT&T inbound paid and outcollect traffic increased 2.4 million minutes for the year ended December 31, 1996. However, these revenue increases at GT&T were more than offset by increased international long distance, plant, and other operating expenses discussed above.

  GT&T's audiotext traffic increased sharply in the first 8 months of 1995 hitting a peak of 11.7 million minutes for the month of August 1995. From August 1995 through December 1996 audiotext traffic fluctuated between approximately 9 million and 11 million minutes per month. Profit margins from this traffic decreased approximately 4% in 1996 principally due to a shift in traffic mix to less profitable countries and reductions some in accounting rates.

  Income before income taxes and minority interest for the year ended December 31, 1996 was $25.3 million as compared to $28.7 million for the prior year, a decrease of $3.5 million, or 12%. The significant factors that contributed to this decrease for the year ended December 31, 1996 were the $4.5 million decrease in income from operations discussed above and the $1.0 million decrease in net interest expense due to decreased interest rates and lower outstanding debt.

  The Company's effective tax rate for the year ended December 31, 1996 was 42.8% as compared to 47.4% for the prior year. The $2.8 million decrease in income tax expense was principally due to lower taxable income.

  The minority interest in earnings consists of the Guyana government's 20% interest in GT&T.

REGULATORY CONSIDERATIONS

     As is discussed above under "Introduction," GT&T has applied to the PUC for a significant increase in rates for local and outbound international service and has received interim rates which substantially increases the rates in effect during 1997 and earlier years.

  Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the Guyana Public Utilities Commission ("PUC") the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled, to compensate for the devaluation in Guyana currency which occurred in 1991 provides legal justification for GT&T's delay in completing the Expansion Plan. Failure to timely fulfill the terms of the Plan without legal justification could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

  In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected a request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. In May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

  In January 1997, the PUC ordered GT&T to cease paying advisory fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

  In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

  In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of the 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means
of financing the requirements of the PUC's order.   GT&T has filed a motion
against the PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order, but recently the PUC requested further information from GT&T on this matter. GT&T intends to take such steps to seek a stay or modification of this order as seem appropriate after the level of demand for telephone service can be assessed in light of the temporary rates which came into effect on February 1, 1998.

  In May 1997, GT&T received a letter from the Guyana Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith, and the court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

  In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of Inland Revenue for taxes for 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed for an earlier year had been upheld in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

  In November 1997, GT&T received assessments of approximately $14 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996.
It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessments violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the Court of the merits of GT&T's application.

  There can be no assurance as to the ultimate outcome of any of the above described pending tax issues.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has depended upon funds received from its subsidiaries to meet its capital needs, including servicing existing debt and its ongoing program of seeking to acquire telecommunications licenses and businesses. As a result of the split-up of the Company into two separate public companies, the Company's capital resources have changed significantly, and the Company has fewer resources and significantly reduced operations. For the near-term future, the Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January, March, and October 1997, discussed above under " Regulatory Considerations," could have a material adverse impact on the Company's liquidity.

  GT&T is not subject to any contractual restrictions on the payment of dividends. However, GT&T's own capital needs and debt service obligations have precluded GT&T in recent years, from paying any significant funds to the Company other than the advisory fees and interest on intercompany debt mentioned above.

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

IMPACT OF DEVALUATION AND INFLATION

  Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, however, the Guyana dollar has declined in value to approximately 142 to the U.S. dollar, and it has remained relatively stable at approximately that rate since 1994. Subsequent to December 31, 1997, the Guyana dollar has declined in value to approximately 150 to the U.S. dollar.

  The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Consolidated financial statements of the Company and its subsidiary are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item will be included in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, 1998, and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  1. Financial Statements

     Consolidated financial statements of the Company and its subsidiary are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

     2. Financial Statement Schedules

     Financial statement schedules for the Company and its subsidiary are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of 1997.

(c)    Exhibits

  EXHIBIT NO.                                                   DESCRIPTION
  -----------                                                   -----------
3.     (a)        Restated Certificate of Incorporation of the Company. ***

       (b)        By-Laws of the Company. ***

4.     (a)        Specimen Form of Company's Common Stock Certificate.*

10.               Material contracts:

       (a)        Subscription Agreement, dated as of August 11, 1997, between the Company and Emerging Communications,
                  Inc.

       (b)        Repurchase and Recapitalization Agreement, dated as of August 11, 1997, among the Company, Cornelius B.
                  Prior, Jr., individually and as trustee of the 1994 Prior Charitable Remainder Trust, and Jeffrey J.
                  Prosser.

       (c)        Agreement and Plan of Merger, dated as of August 11, 1997, between ATN Merger Co, and the Company.

       (d)        Technical Assistance Agreement, dated as of December 30, 1997, among Atlantic Tele-Network, Inc.,
                  Atlantic Tele-Network Co., Virgin Islands Telephone Corporation and Vitelcom Cellular Inc.

       (e)        Non-Competition Agreement, dated as of December 30, 1997, among Emerging Communications, Inc., Atlantic
                  Tele-Network, Inc., and Jeffery J. Prosser.

       (f)        Indemnity Agreement, dated as of December 30, 1997, among Atlantic Tele-Network, Inc., Emerging
                  Communications, Inc., Cornelius B. Prior, Jr. and Jeffrey J. Prosser.

       (g)        Employee Benefits Agreements, dated as of December 30, 1997, between Emerging Communications, Inc. and
                  Atlantic Tele-Network, Inc.

       (h)        Tax Sharing and Indemnification Agreement, dated as of December 30, 1997, among Atlantic Tele-Network,
                  Inc., Emerging Communications, Inc., Cornelius B. Prior, Jr. and Jeffrey J. Prosser.

  EXHIBIT NO.                                                   DESCRIPTION
  -----------                                                   -----------
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

21.               Subsidiaries of the Company.

  * Filed as an exhibit to the Company's Registration Statement (File No. 33-43012) and incorporated herein by reference.

** Filed as an exhibit to the Company's Annual Report on Form 10K for 1991 and incorporated herein by reference.

*** Filed as an exhibit on Form 8-K dated February 16, 1996 and incorporated herein by reference.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

INDEX
-----------------------------------------------------------------------------------------

                                                                                     PAGE
Independent Auditors' Report                                                          F-2

Combined and Consolidated Balance Sheets                                              F-3

Combined Statements of Operations                                                     F-4

Combined Statements of Stockholders' Equity                                           F-5

Combined Statements of Cash Flows                                                     F-6

Notes to Combined and Consolidated Financial Statements                               F-7

Financial Statement Schedules Furnished Pursuant to the Requirements of Form 10-K:

 I. - Combined Condensed Financial Statements of Atlantic Tele-Network, Inc.
    (Parent Company Only)                                                             F-18

 II - Valuation and Qualifying Accounts                                               F-22



All other schedules are omitted because of they are not applicable or because the required information is shown elsewhere herein.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Atlantic Tele-Network, Inc. and subsidiary

We have audited the accompanying combined balance sheet of Atlantic Tele-Network, Inc. and subsidiary as of December 31, 1996 and the consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiary as of December 31, 1997, and the related combined statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statements schedules listed in the Index on Item 14. These financial statements are the responsibility of Atlantic Tele-Network, Inc. and subsidiary's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Omaha, Nebraska
March 20, 1998

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

COMBINED AND CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------
                                                           1996        1997
                                                        COMBINED    CONSOLIDATED
ASSETS

Current assets:
  Cash                                                  $  8,182       $ 15,803
  Accounts receivable, net                                49,264         38,077
  Materials and supplies                                   2,642          3,536
  Prepayments and other current assets                       589          1,039
                                                        --------       --------
        Total current assets                              60,677         58,455

Fixed assets:
  Property, plant and equipment                          104,141         39,042
  Less accumulated depreciation                          (17,987)          -
  Franchise rights and cost in excess of underlying
    book value, less accumulated amortization of
    $2,301,000 in 1996                                    11,626           -
                                                        --------       --------
        Net fixed assets                                  97,780         39,042

Due from affiliates                                       26,883           -
Uncollected surcharges                                     3,119          5,941
Other assets                                               6,034          4,611
                                                        --------       --------

                                                        $194,493       $108,049
                                                        ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                         $  5,722       $   -
  Accounts payable                                        14,545         10,382
  Accrued taxes                                            1,776          3,391
  Advance payments and deposits                              627            809
  Other current liabilities                                1,940          2,854
  Current portion of long-term debt                        5,325          3,298
                                                        --------       --------
        Total current liabilities                         29,935         20,734

Deferred income taxes                                     18,835          2,464
Long-term debt, excluding current portion                 20,398         14,536
Minority interest                                         14,699         16,071

Contingencies and commitments (Notes I and J)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    10,000,000 shares authorized; none issued
    and outstanding                                         -              -
  Common stock, par value $.01 per share; 20,000,000
    shares authorized; 12,272,500 and 4,909,000 shares
    issued and outstanding                                   123             49
  Paid-in capital                                         81,852         54,195
  Retained earnings                                       28,651           -
                                                        --------       --------
        Total stockholders' equity                       110,626         54,244
                                                        --------       --------
                                                        $194,493       $108,049
                                                        ========       ========

See notes to combined and consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

COMBINED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                  1995        1996       1997

Revenues:
  Local exchange service                        $  1,631    $  2,463   $  2,933
  International long-distance revenues           128,939     145,080    113,865
  Other revenues                                     600         710        817
                                                --------    --------   --------
        Total revenues                           131,170     148,253    117,615

Expenses:
  Plant specific operations                        3,820       4,902      5,707
  Plant nonspecific operations                     5,944       6,017      7,099
  Customer operations                              1,822       2,474      2,538
  Corporate operations                             6,178       5,838      6,061
  International long-distance expenses            74,335      94,457     70,094
  Taxes other than income                            475         574        657
  General and administrative expenses              7,305       7,207      7,317
                                                --------    --------   --------
       Total expenses                             99,879     121,469     99,473
                                                --------    --------   --------

        Income from operations                    31,291      26,874     18,142

Interest Expense and Interest Income:
  Interest expense                                (4,950)     (3,991)    (3,794)
  Interest income                                  2,406       2,489      2,677
                                                --------    --------   --------
        Interest expense, net                     (2,544)     (1,502)    (1,117)
                                                --------    --------   --------

Income before income taxes and
minority interest                                 28,747      25,282     17,025
Income taxes                                      13,619      10,824      7,718
                                                --------    --------   --------
Income before minority interest                   15,128      14,458      9,307
Minority interest                                 (2,390)     (2,096)    (1,372)
                                                --------    --------   --------

Net income                                      $ 12,738    $ 12,362   $  7,935
                                                ========    ========   ========

Pro forma net income per share                                         $   1.69
                                                                       ========

See notes to combined and consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Columnar Amounts in Thousands)

-------------------------------------------------------------------------------------------------------

                                                                                                Total
                                        Common             Paid-in         Retained         Stockholders'
                                        Stock              Capital         Earnings            Equity

Balance, January 1, 1995                $123               $81,852        $ 3,551           $   85,526

 Net Income                              --                   --           12,738               12,738
                                        ------             --------       --------          ------------

Balance, December 31, 1995               123                81,852         16,289               98,264

 Net income                              --                    --          12,362               12,362
                                        ------             --------       --------          ------------

Balance, December 31, 1996               123                81,852         28,651              110,626

 Net income                              --                    --           7,935                7,935

 Purchase and cancellation of 765,562
  shares of Company stock                 (8)                  --         (17,392)             (17,400)

 Split-off of subsidiaries and fair
  valuation of net assets                (66)              (27,657)       (19,194)             (46,917)
                                        ------             --------       ---------         ------------

Balance, December 31, 1997              $ 49               $54,195        $  --             $   54,244
                                        ======             ========       ========          ============

See notes to combined and consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

COMBINED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Columnar Amounts in Thousands)

-----------------------------------------------------------------------------------------------

                                                        1995            1996            1997
Cash flows from operating activities:
 Net income                                         $ 12,738        $ 12,362         $ 7,935
 Adjustments to reconcile net income to net
  cash flows from operating activities:
   Depreciation and amortization                       4,418           4,890           5,289
   Deferred income taxes                               1,886           3,370           2,961
   Minority interest                                   2,390           2,096           1,372
   Changes in operating assets and liabilities:
    Accounts receivable                              (26,893)           (253)         11,187
    Materials, supplies and other current assets       2,167             215            (894)
    Uncollected surcharges                             2,946           1,220          (2,822)
    Accounts payable                                   3,411           5,350          (4,038)
    Accrued taxes                                      6,387          (4,863)          1,970
    Other                                              3,555              82           2,200
                                                    --------        --------         -------
     Net cash flows from operating activities         13,005          24,469          25,160

Cash flows from investing activities:
 Capital expenditures                                 (5,455)        (10,534)         (7,633)
 Split-off transaction costs                            --              --            (4,509)
 Change in affiliate borrowings                          133            (261)         19,918
                                                    --------        --------         -------
     Net cash flows from investing activities         (5,322)        (10,795)          7,776

Cash flows from financing activities:
 Repayment of long-term debt                          (4,640)         (9,360)         (7,693)
 Repayments on notes                                    --              (790)           (222)
 Purchase of Company stock                              --              --           (17,400)
                                                    --------        --------         -------
      Net cash flow from financing activities         (4,640)        (10,150)        (25,315)
                                                    --------        --------         -------

Net change in cash                                     3,043           3,524           7,621

Cash, beginning of Year                                1,615           4,658           8,182
                                                    --------        --------         -------

Cash, end of Year                                   $  4,658        $  8,182         $15,803
                                                    ========        ========         =======

Supplemental cash flow information:
 Interest paid                                      $  4,665        $  3,611         $ 3,035
                                                    ========        ========         =======

 Income taxes paid                                  $  2,213        $ 11,186         $ 4,093

Non-cash activities:
 Split-off of subsidiaries and fair
  valuation of net assets                           $   --          $  --            $42,408
                                                    ========        ========         =======

See notes to combined and consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(COLUMNAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

A. SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION - Effective December 30, 1997, Atlantic Tele-Network, Inc. (ATN or the Company) split-off into two separate public companies (the Transaction). One, Emerging Communications, Inc. (ECI), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its majority owned subsidiary, Guyana Telephone & Telegraph Company, Limited (GT&T). The combined financial statements of ATN are the separate financial statements relating to ATN's business and operations in Guyana, including its majority owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the financial position as of December 31, 1996 and the results of operations and cash flows for each of the three years in the period ended December 31, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity. All material intercompany transactions and balances have been eliminated.

   The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted for in accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners at values as determined by by the market capitalization of ATN subsequent to the Transaction. The excess of original cost over fair value has been allocated to reduce the values assigned to long-term assets, primarily property, plant and equipment and intangibles.

   USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   GENERAL - The Company is engaged principally in providing telecommunications services, including local telephone service, long-distance service and cellular service in the Cooperative Republic of Guyana and international telecommunications service to and from Guyana. ATN provides management, technical, financial and marketing services to GT&T for a management fee equal to 6% of GT&T's revenues. All of GT&T's operations are located in Guyana.

   REGULATORY ACCOUNTING - The Company's telephone subsidiary, GT&T, accounts for costs in accordance with the accounting principles for regulated enterprises prescribed by Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (SFAS 71). This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly under SFAS 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. GT&T's audiotext revenues are not subject to regulation but are never the less taken into account by the regulator in setting regulated rates which permit the recovery of GT&T's costs and a return on investment. These unregulated revenues and any costs which pertain solely to these unregulated revenues are not accounted for under SFAS 71 principles.

   CASH - For purposes of the statement of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

   MATERIALS AND SUPPLIES - Materials and supplies are carried in inventory principally at weighted average cost.

   FIXED ASSETS - The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 4.8%, 4.5% and 4.5% for GT&T for the years ended December 31, 1995, 1996 and 1997, respectively. With respect to the regulated subsidiary, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized in connection with ordinary retirements of depreciable property. Repairs and replacements of minor items of property are charged to maintenance expense.

   REVENUE - Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed.
   In determining revenue, the Company estimates usage by foreign exchanges of the Company's local exchange network to determine the appropriate rate to apply to long distance minutes carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign exchange carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

   FOREIGN CURRENCY TRANSACTIONS - With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. Transaction gains and (losses), which relate primarily to settlement with foreign carriers, approximated $1,808,000, $51,000 and $(1,507,000) for the years ended December 31, 1995, 1996 and 1997, respectively.

   IMPAIRMENT OF LONG-LIVED ASSETS - In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121).
   The Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets. Under provisions of the Statement, impairment losses are recognized when expected future cash flows are less than the assets' carrying value. Accordingly, when indicators of impairment are present, the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. The adoption of SFAS 121 did not have a material effect on the Company's financial statements.

   PRO FORMA NET INCOME PER SHARE - Historical income per share is not presented for the combined statement of operations as the information is not considered meaningful. Pro forma net income per share as if the Transaction had occurred January 1, 1997 is calculated as follows:


       Net income as reported                                                                 $ 7,935
       Reduction in depreciation                                                                2,712
       Elimination of interest income from subsidiary, net of interest expense
         on debt transferred to ECI                                                            (1,716)
       Tax effect                                                                                (637)
                                                                                              -------

       Pro forma net income                                                                   $ 8,294
                                                                                              =======

       Pro forma shares outstanding                                                             4,909
                                                                                              =======

       Pro forma net income per share                                                           $1.69
                                                                                              =======


   RECLASSIFICATIONS - Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

B. ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:


                                                                                    DECEMBER 31,
                                                                        --------------------------------
                                                                               1996            1997
   Subscribers, net of allowance for doubtful accounts of $557,000
     and $502,000                                                                $ 1,670         $ 2,406
   Connecting companies                                                           46,519          29,834
   Uncollected surcharges - current portion                                          632           5,479
   Other                                                                             443             358
                                                                          --------------  --------------

                                                                                 $49,264         $38,077
                                                                          ==============  ==============

C. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consist of the following:

                                                                                      DECEMBER 31,
                                                                          ------------------------------
                                                                                 1996             1997

     Outside plant                                                             $ 44,759         $ 17,057
     Central office equipment                                                    37,634           13,502
     Land and building                                                            7,562            3,248
     Station equipment                                                            3,766            1,178
     Furniture and office equipment                                               1,977              382
     Construction in process                                                      3,259            3,245
     Other                                                                        5,184              430
                                                                          --------------  --------------
                                                                               $104,141         $ 39,042
                                                                          ==============  ==============

   As a result of the valuation of net assets in the split-off Transaction in accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners, net property values at December 31, 1997 were reduced by approximately $49,233,000 from their previous carrying value, which was based primarily on historical cost. The reduced carrying value of property, plant and equipment is significantly below replacement value.

D. OTHER ASSETS


   Other assets consist of the following:

                                                                             December 31,
                                                                        --------------------
                                                                         1996          1997
     Debt service reserve fund and escrow account                       $3,900       $3,900
     Deferred costs and intangibles, net                                   824         -
     Prepaid pension                                                       -            425
     Other                                                               1,310          286
                                                                        ------       ------
                                                                        $6,034       $4,611
                                                                        ======       ======

E. NOTES PAYABLE

   At December 31, 1996, the Company had in place a $5.5 million line of credit, bearing interest at 0.75% over prime rate (9% at December 31, 1996), which had expired and was verbally extended to October 1997. As of December 31, 1996, $5.5 million was outstanding under this arrangement. The line of credit was transferred to ECI in the split-off Transaction.

   At December 31, 1996, the Company had demand notes payable to a stockholder of $222,000 with an interest rate of 9.58%. The notes were retired in 1997.

F. LONG-TERM DEBT

   Long-term debt consists of the following:

                                                                                           December 31,
                                                                                   --------------------------
                                                                                     1996             1997
        Notes payable to Northern Telecom International Finance B.V.
          (NTIF) by GT&T under a $34 million equipment financing
          agreement (the GT&T Equipment Loan)                                       $21,133           $17,834
        Notes payable to Northern Telecom International Finance B.V.
          (NTIF) by GT&T under an $11,500,000 supply loan (the GT&T
          Supply Loan) paid in 1997                                                   4,314              -
        Other                                                                           276              -
                                                                                   --------         ---------
        Less current portion                                                         25,723            17,834
                                                                                      5,325             3,298
                                                                                   --------         ---------
                                                                                    $20,398           $14,536
                                                                                   ========         =========

   The GT&T Equipment Loan requires monthly principal payments totaling $275,000 plus interest with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loan are at fixed rates from 9.17% to 11.29%.

   The GT&T Equipment Loan is guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. GT&T is also required to maintain a debt service reserve fund under this loan agreement. The balance of this fund, included in other assets, was $3.9 million at December 31, 1996 and 1997.

   The annual requirements for principal payments are as follows:

     Years Ending December 31,                                        Total

     1998                                                            $ 3,298
     1999                                                              3,298
     2000                                                              3,298
     2001                                                              3,298
     2002                                                              3,298
     Thereafter                                                        1,344
                                                                     -------
                                                                     $17,834
                                                                     =======
G. INCOME TAXES

   The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense:

                                                                                               Years Ended December 31,
                                                                                            ----------------------------
                                                                                               1995      1996      1997
     Tax computed at statutory U.S. federal income
       tax rates                                                                             $10,061   $ 8,849   $5,959
     Guyana income taxes in excess of statutory U.S rate                                       2,452     1,965    1,314
     Write off of tax regulatory asset                                                           600      -        -
     Other, net                                                                                  506        10      445
                                                                                             -------   -------   ------
     Income tax expense                                                                      $13,619   $10,824   $7,718
                                                                                             =======   =======  =======

   The components of income tax expense are comprised of the following:

                                                                                               Years Ended December 31,
                                                                                             ---------------------------
                                                                                               1995      1996     1997
     Current:
      United States                                                                          $   -     $ 1,302   $1,445
      Foreign                                                                                  9,770     4,948    3,312
     Deferred                                                                                  3,849     4,574    2,961
                                                                                             -------   -------   ------
                                                                                             $13,619   $10,824   $7,718
                                                                                             =======   =======  =======

   The components of income tax expense are comprised of the following:

   The significant components of deferred tax liabilities and assets are as follows:

                                                              December 31,
                                                        ------------------------
                                                           1996          1997
     Deferred tax liabilities:
      Differences between book and tax basis of
       property                                          $17,509       $ 1,229
      Revenues not recognized for tax purposes             1,680         1,520
                                                         -------       -------
                                                          19,189         2,749

     Deferred tax assets:
      Non-deductible expense                                 341           659
      Other                                                   13           -
                                                         -------       -------
                                                             354           659
                                                         -------       -------

     Net deferred tax liabilities                        $18,835       $ 2,090
                                                         =======       =======


   At December 31, 1997, unremitted earnings of foreign subsidiaries were approximately $47,782,000. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided. The determination of the amount of U.S. tax which would be payable if such unremitted foreign earnings were repatriated through dividend remittances is not practicable in that any U.S. taxes payable on such dividends would be significantly offset by foreign tax credits. Pursuant to the term of the purchase agreement with the government of Guyana, there are no withholding taxes applicable to distributions from GT&T.

H. RETIREMENT PLANS

   The Company has noncontributory defined benefit pension plans for eligible employees of GT&T who meet certain age and employment criteria.
   Contributions are intended to provide not only for benefits attributed for service to date, but also for those expected to be earned in the future. The benefits are based on the participants' average salary during the last three years of employment and credited service years.

   Net periodic pension cost was:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                    1995        1996       1997

     Service cost                                  $ 103       $ 135      $ 168
     Interest on projected benefit obligation         65         101        131
     Actual return on assets                         (75)        (79)       (10)
     Net amortization and deferral                    45          30        (35)
                                                   -----       -----      -----

     Net periodic pension cost                     $ 138       $ 187      $ 254
                                                   =====       =====      =====

   The following table sets forth the funded status, the amounts recognized in the balance sheet of the Company at December 31, 1996 and 1997, and the principal assumptions of the Company's plan:

                                                              December 31,
                                                        -----------------------
                                                           1996         1997
     Actuarial present value of benefit obligations:
       Vested benefits                                   $   317      $   871
       Nonvested benefits                                     79          175
                                                         -------      -------

     Accumulated plan benefits                           $   396      $ 1,046
                                                         =======      =======

     Projected benefit obligation                        $(1,045)     $(2,279)

     Fair value of plan assets                               622        1,336
                                                         -------      -------

     Plan projected benefit obligation in excess
       of assets                                            (423)        (943)

     Unrecognized net loss                                   152        1,138
     Unrecognized prior service costs                        247          230
                                                         -------      -------

     Prepaid (accrued) pension included in the
       balance sheet                                     $   (24)     $   425
                                                         =======      =======

   The discount rate was 13.0% and 8.25% and the expected rate of return on invested assets was 10.0% and 9.25% for the plan at December 31, 1996 and 1997.

I. REGULATORY MATTERS

   On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission
   (PUC) for a significant increase in rates for local and outbound international service and was awarded an interim increase in rates effective February 1, 1998 which was a substantial increase over the rates in effect during 1997 and earlier years. The interim rates are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates.

   In October 1995, the Guyana Public Utilities Commission issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. In May 1997 the Consumer Advisory Bureau sought an injunction from the Guyana High Court restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997.

   In January 1997, the PUC ordered GT&T to cease paying management fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

   At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

   In late April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

   In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the requirements of the PUC's order. GT&T has filed a motion against the PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order, but recently the PUC requested further information from GT&T on this matter. GT&T intends to take such steps as seem appropriate after the level of the demand for telephone service can be assessed in light of the temporary rates which came into effect on February 1, 1998.

J. CONTINGENCIES AND COMMITMENTS

   The Company is subject to lawsuits and claims which arise out of the normal course of business, some of which involve claims for damages that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

   Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the
   Plan). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. Failure to timely fulfill the terms of the Plan could result in monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects.

   In May 1997, GT&T received a letter from the Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith, and the court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

   In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of Inland Revenue for taxes for the current year based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed in an earlier year had been upheld in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

   In November 1997, GT&T received assessments of approximately $14 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessments violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the Court of the merits of GT&T's application.

K. FAIR VALUE DISCLOSURE

   Management has determined the carrying amounts of cash, accounts receivable, accounts payable and notes payable are a reasonable estimate of fair value. The fair value of long-term debt is estimated using a discounted cash flow analysis. At December 31, 1996 and 1997, the carrying value of long-term debt was $25,723,000 and $17,834,000 and the estimated fair value was $25,443,000 and $17,834,000, respectively.

L. CREDIT CONCENTRATIONS AND SIGNIFICANT CUSTOMERS

   Revenues from AT&T, MCI, British Telecom and Teleglobe, consisting of international long-distance service, comprised approximately 37%, 21%, 19% and 13%, respectively, of total revenues for 1995, 36%, 21%, 12% and 12%, respectively, of total revenues for 1996 and 31%, 11%, 9% and 18%, respectively, of total revenues for 1997. No other customers accounted for more than 10% of total revenues. Substantially all of the connecting companies accounts receivable are due from these companies.

   A significant portion of the Company's international long-distance revenue discussed above is generated by GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider accounted for $78 million, $83 million and $39 million of these revenues for the years ended December 31, 1995, 1996 and 1997, respectively, and another audiotext provider accounted for $13 million, $20 million and $18 million of these revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

M. TRANSACTIONS WITH AFFILIATES

   Prior to December 30, 1997, the Company previously shared certain general and administrative costs with its former affiliate, Atlantic Tele-Network Co. These shared costs were allocated in approximately the same proportion as operating revenues of the affiliate bore to total operating revenues of the Company. Management believes the allocation methods used were reasonable. However, such costs are not necessarily indicative of the costs that would have been incurred if the companies had been operated as unaffiliated entities. It is not practical to estimate these costs on a stand-alone basis.

   The Company had interest bearing notes receivable from its former affiliates of $23,219,000 at December 31, 1996. The notes bore interest at prime plus 1.5% which was 9.75% at December 31, 1996. Interest income for the years ended December 31, 1995, 1996 and 1997, was $2,250,000, $2,155,000 and
   $2,228,000, respectively. Interest was not charged on the remaining notes receivable from affiliates.

N. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1996 and 1997:


                                                                 THREE MONTHS ENDED
                                         --------------------------------------------------------------------
                                              MARCH 31        JUNE 30       SEPTEMBER 30         DECEMBER 31
1997
Revenues                                          $31,742         $27,160         $36,796             $21,917
Expenses                                           26,606          26,229          24,908              21,730
                                                  -------         -------         -------             -------
Income from operations                              5,136             931          11,888                 187
Interest expense, net                                 352             338             252                 175
                                                  -------         -------         -------             -------
Income before income taxes and
  minority interest                                 4,784             593          11,636                  12
Income taxes                                        2,044             347           5,167                 160
                                                  -------         -------         -------             -------
Income before minority interest                     2,740             246           6,469                (148)
Minority interest                                     300               4           1,067                   1
                                                  -------         -------         -------             -------

Net income (loss)                                 $ 2,440         $   242         $ 5,402             $  (149)
                                                  =======         =======         =======             =======

                                                                 THREE MONTHS ENDED
                                         --------------------------------------------------------------------
                                              MARCH 31        JUNE 30       SEPTEMBER 30         DECEMBER 31
1996
Revenues                                          $36,009         $38,991         $39,618             $33,635
Expenses                                           30,888          31,009          31,713              27,859
                                                  -------         -------         -------             -------
Income from operations                              5,121           7,982           7,905               5,776
Interest expense, net                                 453             344             372                 333
                                                  -------         -------         -------             -------
Income before income taxes and
  minority interest                                 4,668           7,638           7,533               5,443
Income taxes                                        2,331           3,375           2,937               2,181
                                                  -------         -------         -------             -------
Income before minority interest                     2,337           4,263           4,596               3,262
Minority interest                                     562             647             570                 317
                                                  -------         -------         -------             -------

Net income                                        $ 1,775         $ 3,616         $ 4,026             $ 2,945
                                                  =======         =======         =======             =======

ATLANTIC TELE-NETWORK, INC.                                           SCHEDULE I
(Parent Company Only)

CONDENSED STATEMENTS OF FINANCIAL POSITION
DECEMBER 31, 1996 AND 1997
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                            1996                 1997
                                                                                                COMBINED
Current assets:
  Cash                                                                                          $    578              $ 5,482
  Other current assets                                                                               192                  103
                                                                                                --------              -------
                                                                                                     770                5,585

Property and equipment                                                                             3,149                  118
  Less accumulated depreciation                                                                   (2,094)                   -
                                                                                                --------              -------
                                                                                                   1,055                  118

Investment in and advances to subsidiaries                                                       115,876               52,271

Other assets                                                                                       2,044                  164
                                                                                                --------              -------

                                                                                                $119,745              $58,138
                                                                                                ========              =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                                                 $  5,722   $                -
  Accounts payable                                                                                   827                2,792
  Accrued taxes                                                                                    1,268                  927
  Other current liabilities                                                                        1,026                  175
  Current portion of long-term debt                                                                   88                    -
                                                                                                --------              -------
           Total current liabilities                                                               8,931                3,894

Long-term debt, excluding current portion                                                            188                    -

Contingencies and commitments

Stockholders' equity:
  Preferred stock                                                                                      -                    -
  Common stock                                                                                       123                   49
  Paid-in capital                                                                                 81,852               54,195
  Retained earnings                                                                               28,651                    -
                                                                                                --------              -------
           Total stockholders' equity                                                            110,626               54,244
                                                                                                --------              -------

                                                                                                $119,745              $58,138
                                                                                                ========              =======

See note to combined and consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC.                                           SCHEDULE I
(Parent Company Only)                                                (CONTINUED)

COMBINED CONDENSED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Amounts in Thousands, Except Per Share Amounts)

--------------------------------------------------------------------------------------------------------------------------

                                                                                        YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                                    1995             1996             1997

Management fees                                                                  $ 7,870          $ 8,895          $ 7,057
Interest income                                                                    4,555            4,490            4,681
                                                                                 -------          -------          -------
                                                                                  12,425           13,385           11,738
Expenses:
  Interest                                                                           893              548              533
  General and administrative                                                       7,305            7,207            7,317
                                                                                 -------          -------          -------
                                                                                   8,198            7,755            7,850
                                                                                 -------          -------          -------

Income before income taxes and equity in undistributed earnings
  of subsidiaries                                                                  4,227            5,630            3,888
Income taxes                                                                      (1,049)          (1,651)          (1,445)
                                                                                 -------          -------          -------

Income before equity in undistributed earnings of subsidiaries                     3,178            3,979            2,443
Equity in undistributed earnings of subsidiaries                                   9,560            8,383            5,492
                                                                                 -------          -------          -------

Net income                                                                       $12,738          $12,362          $ 7,935
                                                                                 =======          =======          =======

Pro forma net income per share                                                                                       $1.69
                                                                                                                   =======


See note to combined and consolidated condensed financial statements.

ATLANTIC TELE-NETWORK, INC.                                          SCHEDULE I
(Parent Company Only)                                                (CONTINUED)

COMBINED CONDENSED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(Amounts in Thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                                        YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------------
                                                                                    1995             1996             1997
Cash flow from operating activities:
  Net income                                                                     $12,738          $12,362         $  7,935
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Equity in undistributed earnings of subsidiaries                            (9,560)          (8,383)          (5,492)
      Deferred income taxes                                                         (225)            (348)               -
      Depreciation and amortization                                                  752              784              518
      Change in operating assets and liabilities:
        Other assets                                                               1,138           (1,120)           1,727
        Other liabilities                                                          1,267               (7)             895
        Other                                                                        395              138              364
                                                                                 -------          -------         --------
           Net cash flows from operating activities                                6,505            3,426            5,947

Cash flows from investing activities:
  Change in affiliate borrowings                                                  (4,844)             669           21,205
  Capital expenditures                                                              (377)               -              (36)
  Split-off transaction costs                                                          -                -           (4,509)
                                                                                 -------          -------         --------
           Net cash flows from investing activities                               (5,221)             669           16,660

Cash flows from financing activities:
  Net repayments on notes                                                              -             (790)            (222)
  Issuance of long-term debt                                                         356                -                -
  Repayment of long-term debt                                                       (204)          (4,342)             (81)
  Purchase of Company stock                                                            -                -          (17,400)
                                                                                 -------          -------         --------
           Net cash flows from financing activities                                  152           (5,132)         (17,703)
                                                                                 -------          -------         --------

Net change in cash                                                                 1,436           (1,037)           4,904

Cash, beginning of year                                                              179            1,615              578
                                                                                 -------          -------         --------

Cash, end of year                                                                $ 1,615          $   578         $  5,482
                                                                                 =======          =======         ========

Supplemental cash flow information:
  Interest paid                                                                  $ 1,037          $   542         $    515
                                                                                 =======          =======         ========

  Income taxes paid                                                              $   260          $   620         $  2,310
                                                                                 =======          =======         ========

Non-cash activities:
  Split-off of subsidiaries                                               $  -             $  -                   $ 42,408
                                                                          ==============   ==============         ========

See note to combined and consolidated condensed financial statements.

                                                            SCHEDULE I
                                                            (CONTINUED)
ATLANTIC TELE-NETWORK, INC.

(PARENT COMPANY ONLY)

NOTE TO COMBINED CONDENSED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

A. SIGNIFICANT ACCOUNTING POLICIES

   INVESTMENT IN SUBSIDIARIES - Atlantic Tele-Network, Inc.'s investment in subsidiary is accounted for using the equity method.

   BASIS OF PRESENTATION - Effective December 30, 1997, Atlantic Tele-Network, Inc. (ATN or the Company) split-off into two separate public companies (the Transaction). One, Emerging Communications, Inc. (ECI), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its majority owned subsidiary, Guyana Telephone & Telegraph Company, Limited (GT&T). The combined financial statements of ATN are the separate financial statements relating to ATN's business and operations in Guyana, including its majority owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the financial position as of December 31, 1996 and the results of operations and cash flows for each of the three years in the period ended December 31, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity.

   The Transaction was accounted for as a non-pro rata split-off of ATN from the Company as it previously existed. Accordingly, ATN's assets and liabilities at December 31, 1997 have been accounted for at fair value as evidenced by the market capitalization of ATN. The excess of original cost over fair value has been allocated to reduce the values assigned to long-term assets, primarily investment in subsidiaries.

                                                                     SCHEDULE II
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
(AMOUNTS IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------


                                                  BALANCE AT        CHARGED TO            NET           BALANCE
                                                   BEGINNING         COSTS AND           CHARGE          AT END
                                                   OF PERIOD         EXPENSES             OFFS         OF PERIOD

YEAR ENDED DECEMBER 31, 1995:
  Description:
    Allowance for doubtful accounts                      $  886              $ 814             $322          $1,378
                                                ===============  =================   ==============  ==============


YEAR ENDED DECEMBER 31, 1996:
  Description:
    Allowance for doubtful accounts                      $1,378              $(165)            $656          $  557
                                                ===============  =================   ==============  ==============


YEAR ENDED DECEMBER 31, 1997:
  Description:
    Allowance for doubtful accounts                      $  557              $ 159             $214          $  502
                                                ===============  =================   ==============  ==============

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATLANTIC TELE-NETWORK, INC.

March 27, 1998

                                  By:  /s/ Cornelius B. Prior, Jr.
                                       ----------------------------------------
                                           Cornelius B. Prior, Jr.
                                  Chief Executive Officer and Chairman of
                                   the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                         TITLE                                  DATE
             ---------                                         -----                                  ----
/s/ Cornelius B. Prior, Jr.           Chief Executive Officer and Chairman of the Board        March __, 1998
------------------------------------
 Cornelius B. Prior, Jr.


/s/ Craig A. Knock                    Chief Financial Officer, Secretary and Treasurer         March __, 1998
------------------------------------
 Craig A. Knock

/s/ James B. Ellis                    Director                                                 March __, 1998
------------------------------------
 James B. Ellis

/s/ Andrew F. Lane                    Director                                                 March __, 1998
------------------------------------
 Andrew F. Lane

/s/ Robert A.R. Maclennan             Director                                                 March __, 1998
------------------------------------
 Robert A.R. Maclennan

/s/ Henry Wheatley                    Director                                                 March __, 1998
------------------------------------
 Henry Wheatley