Form 10-Q
period 1998-03-31
ATLANTIC TELE NETWORK INC /DE
filed 1998-05-13
CIK 879585

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended March 31, 1998

                                      OR

        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-19551



                          ATLANTIC TELE-NETWORK, INC.
               (exact name of issuer as specified in its charter)

           DELAWARE                                     47-072886
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                    Identification Number)


                          19 ESTATE THOMAS/HAVENSIGHT
                                 P.O. BOX 12030
                     ST. THOMAS, U.S. VIRGIN ISLANDS 00801
                                 (340) 777-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

As of March 31, 1998, the registrant had outstanding 4,909,000 shares of its common stock ($.01 par value).
--------------------------------------------------------------------------------

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)

-----------------------------------------------------------------------------------------------

                                                          DECEMBER 31,                MARCH 31,
ASSETS                                                       1997                      1998
                                                                                     (UNAUDITED)
Current assets:
  Cash                                                    $    15,803               $    23,458
  Accounts receivable, net                                     38,077                    33,448
  Materials and supplies                                        3,536                     3,573
  Prepayments and other current assets                          1,039                     2,753
                                                          -----------               -----------
          Total current assets                                 58,455                    63,232

Fixed assets:
  Property, plant and equipment                                39,042                    41,705
  Less accumulated depreciation                                     -                      (927)
                                                          -----------               -----------
           Net fixed assets                                    39,042                    40,778

Uncollected surcharges                                          5,941                     4,710
Other assets                                                    4,611                     4,882
                                                          -----------               -----------
                                                          $   108,049               $   113,602
                                                          ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $    10,382               $     5,734
  Accrued taxes                                                 3,391                     6,308
  Advance payments and deposits                                   809                     1,066
  Other current liabilities                                     2,854                     4,933
  Current portion of long-term debt                             3,298                     3,298
                                                          -----------               -----------
           Total current liabilities                           20,734                    21,339

Deferred income taxes                                           2,464                     2,955
Long-term debt, excluding current portion                      14,536                    13,711
Minority interest                                              16,071                    16,482
Contingencies and commitments (Note C)

Stockholders' equity:
  Preferred stock, par value $.01 per share;                        -                         -
    10,000,000 shares authorized; none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares
    authorized; 4,909,000 shares issued and outstanding            49                        49
  Paid-in capital                                              54,195                    54,195
  Retained earnings                                                 -                     4,871
                                                          -----------               -----------
           Total stockholders' equity                          54,244                    59,115
                                                          -----------               -----------
                                                             $108,049                  $113,602
                                                          ===========               ===========


See notes to consolidated condensed and combined financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


CONSOLIDATED AND COMBINED CONDENSED

STATEMENTS OF OPERATIONS

(COLUMNAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

-------------------------------------------------------------------------------------------------

                                                                           (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                            -------------------------------------
                                                                  1997                  1998
                                                                COMBINED            CONSOLIDATED
Revenues:
  International long-distance revenues                       $      30,862           $     19,901
  Local exchange service                                               646                  2,213
  Other revenues                                                       234                    248
                                                             -------------           ------------
      Total revenues                                                31,742                 22,362

Expenses:
  International long-distance expenses                              20,254                 10,973
  Telephone operating expenses                                       5,303                  4,678
  General and administrative                                         1,049                  1,146
                                                             -------------           ------------
     Total expenses                                                 26,606                 16,797

     Income from operations                                          5,136                  5,565

Non-operating Revenues and Expenses:
  Interest expense                                                    (981)                  (581)
  Interest income                                                      629                    238
  Other income                                                           -                  3,750
                                                             -------------           ------------
        Non-operating revenues and expenses, net                      (352)                 3,407
                                                             -------------           ------------

Income before income taxes and minority interest                     4,784                  8,972
Income taxes                                                         2,044                  3,690
                                                             -------------           ------------
Income before minority interest                                      2,740                  5,282

Minority interest                                                     (300)                  (411)
                                                             -------------           ------------

Net income                                                   $       2,440           $      4,871
                                                             =============           ============

Net income per share                                                                 $       0.99
                                                                                     ============

Weighted average shares outstanding                                                         4,909
                                                                                     ============

See notes to consolidated condensed and combined financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY

CONSOLIDATED AND COMBINED CONDENSED

STATEMENTS OF CASH FLOWS

(COLUMNAR AMOUNTS IN THOUSANDS)

-----------------------------------------------------------------------------------------------------------------------
                                                                                                  (UNAUDITED)
                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                      ---------------------------------
                                                                                        1997                   1998
                                                                                      COMBINED             CONSOLIDATED
Net cash flows provided by operating activities                                     $      (405)           $     11,143

Cash flows from investing activities:
  Capital expenditures                                                                   (1,256)                 (2,663)
                                                                                    -----------            ------------
       Net cash used in investing activities                                             (1,256)                 (2,663)

Cash flows from financing activities:
  Repayment of long-term debt                                                            (1,312)                   (825)
  Net change in advances to affiliates                                                      457                       -
                                                                                    -----------            ------------
       Net cash flows provided (used) by financing activities                              (855)                   (825)
                                                                                    -----------            ------------

Net increase in cash                                                                     (2,516)                  7,655

Cash, Beginning of Period                                                                 8,182                  15,803
                                                                                    -----------            ------------

Cash, End of Period                                                                 $     5,666            $     23,458
                                                                                    ===========            ============

Supplemental cash flow information:
 Interest paid                                                                      $       783            $        447
                                                                                    ===========            ============

 Income taxes paid                                                                  $     2,219            $        594
                                                                                    ===========            ============

 Depreciation and Amortization Expense                                              $     1,258            $        927
                                                                                    ===========            ============


See notes to consolidated condensed and combined financial statements.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)



    A. SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiary (the "Company") at December 31, 1997 has been taken from audited financial statements at that date. All other consolidated and combined condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated and combined condensed financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited interim consolidated and combined condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three months ended March 31, 1997 and 1998 are not necessarily indicative of the operating results for the full year not yet completed.

     BASIS OF PRESENTATION

     Effective December 30, 1997, Atlantic Tele-Network, Inc. (ATN or the Company) split-off into two separate public companies (the Transaction). One, Emerging Communications, Inc. (ECI), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its majority owned subsidiary, Guyana Telephone & Telegraph Company, Limited (GT&T). The combined financial statements of ATN for the three months ended March 31, 1997 included in this report are the separate financial statements relating to ATN's business and operations in Guyana, including its majority owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the results of operations and cash flows for the three months ended March 31, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity. All material intercompany transactions and balances have been eliminated.

     The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)

     for in accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners at values as determined by the market capitalization of ATN subsequent to the Transaction. The excess of original cost over such value has been allocated to reduce the values assigned to long-term assets, primarily property, plant and equipment and intangibles.

     PRO FORMA NET INCOME PER SHARE

     Historical income per share is not presented for the combined statement of operations as the information is not considered meaningful. Pro forma net income per share as if the Transaction had occurred January 1, 1997 is calculated as follows:

Net income as reported                                            $    2,440
Reduction in depreciation                                                678
Elimination of interest income from subsidiary,
 net of interest expense on debt transferred to ECI                     (429)
Tax effect                                                              (159)
                                                                  ----------

Pro forma net income                                              $    2,530
                                                                  ==========

Pro forma shares outstanding                                           4,909
                                                                  ==========

Pro forma net income per share                                    $     0.52
                                                                  ==========

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)


     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 entitled Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the
     issuance  of  shares  of stock and distributions to  stockholders.   There
     was no material differences between net income and comprehensive income during the three months ended March 31, 1998 and 1997.



     B.  REGULATORY MATTERS

     On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission (PUC) for a significant increase in rates for local and outbound international long-distance service and was awarded an interim increase in rates effective February 1, 1998 which was a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. The interim rates currently in effect are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates.

     In October 1995, the Guyana Public Utilities Commission issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The Consumer Advisory Bureau's suit is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)


     quarter of 1997. On March 27, 1998, the PUC ordered GT&T to cease collecting this surcharge. GT&T appealed to the Guyana High Court and obtained a stay of the PUC's order pending determination of GT&T's appeal.

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

     In April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

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

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)



     GT&T intends to take such steps as seem appropriate after the level of the demand for telephone service can be assessed in light of GT&T's current temporary rates.

     C.  CONTINGENCIES AND COMMITMENTS

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

     In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                 NOTES TO CONSOLIDATED AND COMBINED CONDENSED
                 --------------------------------------------
                             FINANCIAL STATEMENTS
                             --------------------
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1998
                  ------------------------------------------


            (Columnar Amounts in Thousands, Except Per Share Data)



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

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------


     FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the Regulatory Considerations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report and matters discussed in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1997.

     INTRODUCTION

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives substantially all of its revenues from international telephone services.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Telephone operating expenses consist of plant specific operations, plant non-specific operations, customer operations, corporate operations expenses of GT&T, and
     taxes other than income taxes.   General and administrative expenses
     consist principally of parent company overheads.

     For accounting purposes, the split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) has been treated as a non pro rata split off of the Company. In accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners, the balance sheet of the Company at December 31, 1997 has been adjusted to values determined by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment includes an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholder's equity. The adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense in the future will not be a reliable indicator of the Company's cost of replenishing its assets.

     The financial statements for the three months ended March 31, 1997 included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------



     including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the first three months of 1997. These financial statements do not reflect the valuation adjustment arising from the split up transaction. Moreover, the statements of operations include interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split up transaction.

     As a result of the decline in 1997 in GT&T's revenues and profits from audiotext traffic, GT&T filed on December 31, 1997 an application with the PUC seeking rates designed to generate approximately $26 million in additional revenues in 1998 for local and outbound international long-distance service. In January 1998, GT&T was awarded an interim increase effective February 1, 1998 designed by the PUC to generate the equivalent of approximately $18 million in additional annual revenues for GT&T. Subsequently, on March 27, 1998, the PUC modified the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. As modified, the interim rates are designed to produce an annual increase in revenues of approximately $14 million over the rates in effect in 1997.
     The interim rates are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application for permanent rates, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates.

     RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     Operating revenues for the three months ended March 31, 1997 were $22.3 million as compared to $31.7 million for the corresponding period of the prior year, a decrease of $9.4 million, or 30%.

     The decrease was principally due to a $10.0 million, or 50%, decrease in audiotext traffic revenues at GT&T for the three months ended March 31, 1998. GT&T's volume of audiotext traffic fluctuated between 8 and 9 million minutes per month in the first three quarters of 1997. In the fourth quarter of 1997, the volume of audiotext traffic declined to approximately
     6.6 million minutes per month. In the first quarter of 1998, audiotext traffic declined further to approximately 5.3 million minutes per month. The reduction in traffic volume is estimated to account for approximately $7.9 million, or 79% of the $10.0 million decrease in audiotext revenues in the first quarter of 1998. The remaining $2.1 million, or 21% of the decrease in audiotext revenues, results from a combination of the following: changes in the traffic mix, increased chargebacks from a carrier, and the strength of the U.S. dollar against certain foreign currencies. Changes in traffic mix refers to the mix between countries of origin which have different accounting rates. The changes in the volume of traffic and the other factors discussed are subject to a number of influences, most of which are beyond the Company's control, and may change significantly in the future, positively or negatively. As a result of the above factors, GT&T's profit

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------


     margins from this traffic also declined. Given the Company's recent experience, the Company expects the negative trend in audiotext revenues to continue (which could have a material adverse impact on the Company's total revenues), although the Company is unable to predict the magnitude of the decline in future revenues with any degree of certainty.

     The decrease in audiotext revenues was partially offset by an increase in local exchange services, which were $2.2 million for the three months ended March 31, 1998 compared to $646,000 for the corresponding period in 1997, an increase of $1.6 million, or 243%. This increase in local exchange services is primarily the result of temporary rates granted by the Guyana Public Utilities Commission (PUC) in response to a tariff filed with the PUC on December 31, 1997, with effect from February 1, 1998. International long-distance outbound revenues decreased by $944,000 for the three months ended March 31, 1998 to $3.2 million from $4.2 million for the corresponding period in 1997. Again, the decrease is primarily related to the increased rates awarded by the PUC, as the volume of outbound international long-distance traffic declined approximately 39% for the first three months of 1998 over the corresponding period of the prior year. The rates awarded for local and outbound international long-distance service are temporary and they may be either increased or decreased as a result of hearings by the PUC. See "Regulatory Matters".

     Operating expenses for the three months ended March 31, 1998 were $16.8 million, a decrease of $9.8 million or 37%, from operating expenses of $26.6 million for the prior year. The decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $9.3 million for the three months ended March 31, 1998, due to decreased traffic volumes. As a percentage of operating revenues, operating expenses decreased to approximately 75% for the three months ended March 31, 1997 from approximately 84% for the prior year.

     Income from operations before interest expense, income taxes and minority interest for the three months ended March 31, 1998 was $5.6 million, an increase of $429,000 or 8%, from income from operations before interest expense, income taxes and minority interest of $5.1 million for the prior year. This increase is principally a result of the factors affecting revenues and operating expenses discussed above.

     In the first three months of 1998, the Company recorded approximately $3.8 million in other non-operating income resulting from the settlement of a claim arising from the cancellation of an insurance policy. The settlement was intended to compensate the Company for the increased cost of replacement insurance coverage over the remaining term of the cancelled insurance policy, which was approximately 10 years. The increased cost of the Company's replacement insurance coverage will be accounted for as an expense over the remaining term and should not be material to the Company's results of operation in any period.

     The Company's effective tax rate for the three months ended March 31, 1998 was 41.1% as compared to

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------




     42.7% for the corresponding period of the prior year.

     The minority interest in earnings consists of the Guyana Government's 20% interest in GT&T.

     Pro forma net income per share for the first three months of 1997 adjusts the Company's depreciation expense, interest expense, and shares outstanding as if the split-off Transaction had occurred on January 1, 1997.


     REGULATORY CONSIDERATIONS

     As discussed above under "Introduction," GT&T has applied to the PUC for a significant increase in rates for local and outbound international long-distance service and has received interim rates which substantially increase the rates over those in effect during 1997 and earlier years.

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

     In October 1995, the Guyana Public Utilities Commission ("PUC") issued an order that rejected a request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The Consumer Advisory Bureau's suit is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------



     Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. On March 27, 1998, the PUC ordered GT&T to cease collecting this surcharge. GT&T appealed to the Guyana High Court and obtained a stay of the PUC's order pending determination of GT&T's appeal.

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

     In April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's appeals from the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

     In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of the 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the
     requirements of the PUC's order.   GT&T has filed a motion against the
     PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order, but recently the PUC requested further information from GT&T on this matter. GT&T intends to take such steps to seek a stay or modification of this order as seem appropriate after the level of demand for telephone service can be assessed in light of GT&T's current temporary rates.

     In May 1997, GT&T received a letter from the Guyana Commissioner of Inland Revenue indicating that

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------



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

     There can be no assurance as to the ultimate outcome of any of the above described matters.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------



     LIQUIDITY AND CAPITAL RESOURCES

     As a result of the split-up of the Company into two separate public companies, the Company's capital resources have changed significantly, and the Company has fewer resources and significantly reduced operations. However, the Company believes existing liquidity and capital resources will be adequate to meet current operating needs. For the near-term, the Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January, March, and October 1997, discussed above under " Regulatory Considerations," could have a material adverse impact on the Company's liquidity.

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

     While the Company believes capital resources are adequate to meet current operations, the Company is also exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking or whether it will obtain financing necessary to do so.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARY


                MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                -----------------------------------------------
                     CONDITIONS AND RESULTS OF OPERATIONS
                     ------------------------------------




     IMPACT OF DEVALUATION AND INFLATION

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar has declined in value to approximately 150 to the U.S. dollar.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented.

                  ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES


                          PART II- OTHER INFORMATION
                          --------------------------


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



                                      ATLANTIC TELE-NETWORK, INC.
                                      ---------------------------




Date: May 13, 1998                    /s/  Craig A. Knock
      ------------                    -------------------
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