Form 10-Q
period 1998-06-30
ATLANTIC TELE NETWORK INC /DE
filed 1998-08-10
CIK 879585

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 1998, the registrant had outstanding 4,909,000 shares of its common stock ($.01 par value).
________________________________________________________________________



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------

                                                                       December 31,    June 30,

ASSETS                                                                      1997        1998
                                                                                    (Unaudited)
                                                                        ----------   ----------

Current assets:
  Cash                                                                   $  15,803       $  23,071
  Accounts receivable, net                                                  38,077          34,006
  Materials and supplies                                                     3,536           3,897
  Prepayments and other current assets                                       1,039           2,243
                                                                             -----           -----
          Total current assets                                              58,455          63,217

Fixed assets:
  Property, plant and equipment                                             39,042          45,499
  Less accumulated depreciation                                                -            (2,402)
                                                                           ------           ------
           Net fixed assets                                                 39,042          43,097

Uncollected surcharges                                                       5,941           3,462
Other assets                                                                 4,611           5,879
                                                                             -----           -----
                                                                        $  108,049       $ 115,655
                                                                          ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  10,382       $   7,478
  Accrued taxes                                                              3,391           5,876
  Advance payments and deposits                                                809             887
  Other current liabilities                                                  2,854           1,993
  Current portion of long-term debt                                          3,298           3,400
                                                                             -----           -----
           Total current liabilities                                        20,734          19,634

Deferred income taxes                                                        2,464           3,456
Long-term debt, excluding current portion                                   14,536          13,073
Minority interest                                                           16,071          17,282
Contingencies and commitments (Note C)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;      -              -
    none issued and outstanding
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    4,909,000 shares issued and outstanding                                     49              49
  Paid-in capital                                                           54,195          54,195
  Retained earnings                                                            -             7,966
                                                                            -----            -----
           Total stockholders' equity                                       54,244          62,210
                                                                            ------          ------


                                                                         $ 108,049       $ 115,655
                                                                          =========      =========




See notes to consolidated condensed and combined financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED
STATEMENTS OF OPERATIONS
(Columnar Amounts in Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------------


                                                                            (Unaudited)                   (Unaudited)
                                                                          Three Months Ended             Six Months Ended
                                                                                June 30,                     June 30,
                                                                       1997             1998           1997           1998
                                                                     Combined      Consolidated       Combined     Consolidated
                                                                     ==========    ============       ==========   ============

Revenues:
    International long-distance revenues                              $  26,255     $   21,081      $   57,117     $   40,982
    Local exchange service                                                  739          2,421           1,385          4,634
    Other revenues                                                          166            240             400            488
                                                                            ---            ---             ---            ---
           Total revenues                                                27,160         23,742          58,902         46,104


Expenses:
    International long-distance expenses                                 18,339         10,302          38,593         21,275
    Telephone operating expenses                                          5,580          5,612          10,883         10,290
    General and administrative                                            2,310          1,318           3,359          2,464
                                                                          -----          -----           -----          -----
           Total expenses                                                26,229         17,232          52,835         34,029


           Income from operations                                           931          6,510           6,067         12,075

Non-operating Revenues and Expenses:
  Interest expense                                                       (1,010)          (566)         (1,991)        (1,147)
  Interest income                                                           672            370           1,301            608
  Other income                                                              -               84             -            3,834
                                                                           ----           ----            ----          -----
           Non-operating revenues and expenses, net                        (338)          (112)           (690)         3,295
                                                                           ----           ----            ----          -----

Income before income taxes and minority interest                            593          6,398           5,377         15,370
Income taxes                                                                347          2,842           2,391          6,532
                                                                            ---          -----           -----          -----
Income before minority interest                                             246          3,556           2,986          8,838
                                                                            ---          -----           -----          -----
Minority interest                                                            (4)          (461)           (304)          (872)
                                                                             --           ----            ----           ----

Net income                                                            $     242     $    3,095      $    2,682     $    7,966
                                                                      ==========      =========        =========    =========


Net income per share                                                                $     0.63                     $     1.62
                                                                                     ==========                    ==========


Weighted average shares outstanding                                                     4,909                          4,909
                                                                                        =====                          =====


See notes to consolidated condensed and combined financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED CONDENSED
STATEMENTS OF CASH FLOWS
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------

                                                                               (Unaudited)
                                                                           Six Months Ended
                                                                                June 30,
                                                                          1997             1998
                                                                        Combined         Consolidated
                                                                        ==========       ============

Net cash flows provided by operating activities                       $   4,729          $   15,246

Cash flows from investing activities:
  Capital expenditures                                                   (3,744)             (4,509)
  Acquisition of Digicom S.A., net of cash received                         -                (1,819)
                                                                         ------              ------
           Net cash used in investing activities                         (3,744)             (6,328)

Cash flows from financing activities:
  Repayment of long-term debt                                            (2,634)             (1,650)
  Net change in advances to affiliates                                   (1,256)                -
                                                                         ------              ------
           Net cash flows provided (used) by financing activities        (3,890)             (1,650)

Net increase in cash                                                     (2,905)              7,268
                                                                         ------               -----

Cash, Beginning of Period                                                 8,182              15,803

Cash, End of Period                                                   $   5,277          $   23,071
                                                                      =========          ==========

Supplemental cash flow information:
  Interest paid                                                       $    1,595         $      872
                                                                      ----------         ----------

  Income taxes paid                                                   $    3,487         $    3,445
                                                                      ----------         ----------

  Depreciation and Amortization Expense                               $    2,549         $    1,932
                                                                      ----------         ----------



See notes to consolidated condensed and combined financial statements.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                  Notes to Consolidated and Combined Condensed
                              Financial Statements
                Three and Six Months Ended June 30, 1997 and 1998


             (Columnar Amounts in Thousands, Except Per Share Data)




A.      SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiaries (ATN or the Company) at December 31, 1997 has been taken from audited financial statements at that date. All other consolidated and combined condensed financial statements contained herein have been prepared by the Company and are unaudited. The consolidated and combined condensed financial statements should be read in conjunction with the consolidated and combined financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The unaudited interim consolidated and combined condensed financial statements furnished herein reflect all adjustments, which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and six months ended June 30, 1997 and 1998 are not necessarily indicative of the operating results for the full year not yet completed.

     BASIS OF PRESENTATION

     Effective December 30, 1997, Atlantic Tele-Network, Inc. split-off into two separate public companies (the Transaction). One, Emerging Communications, Inc. (ECI), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its majority owned subsidiary, Guyana Telephone & Telegraph Company, Limited (GT&T). The combined financial statements of ATN for the three and six months ended June 30, 1997 included in this report are the separate financial statements relating to ATN's business and operations in Guyana, including its majority owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the results of operations and cash flows for the three and six months ended June 30, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity. All material intercompany transactions and balances have been eliminated.


     The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted for in accordance with Accounting Principles Board Opinion No. 29 entitled "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force 96-4 entitled "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners" at values as determined by the market capitalization of ATN subsequent to the Transaction. The excess of original cost over such value has been allocated to reduce the values assigned to long-term assets, primarily property, plant and equipment and intangibles.

     ACQUISITION

     On June 2, 1998, the Company acquired a 75% interest in Digicom S.A., a Haitian corporation principally engaged in dispatch radio mobile telecommunications and paging for $1.7 million in cash and a commitment to issue in the future 15,873 shares of ATN common stock. The acquisition is accounted for under the purchase method.

     PRO FORMA NET INCOME PER SHARE

     Combined historical income per share for the three and six months ended June 30, 1997 is not presented as the information is not considered meaningful. Pro forma net income per share as if the Transaction had occurred January 1, 1997 is calculated as follows



                                                               Three Months        Six Months
                                                                   Ended             Ended
                                                               June 30, 1997     June 30, 1997
                                                               =============     =============


Net income as reported                                         $    242                2,682
Reduction in depreciation                                           678                1,356
Elimination of interest income from subsidiary,
  net of interest expense on debt transferred to ECI               (429)                (858)
Tax effect                                                         (160)                (319)
                                                               --------------     --------------

Pro forma net income                                           $    331           $    2,861
                                                               ==============     ===============

Pro forma shares outstanding                                       4,909               4,909
                                                               ==============    ===============

Pro forma net income per share                                 $    0.07          $     0.58
                                                               ==============    ===============


                 Atlantic Tele-Network, Inc. and Subsidiaries

                 Notes to Consolidated and Combined Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 1997 and 1998


            (Columnar Amounts in Thousands, Except Per Share Data)


     COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 entitled "Reporting of Comprehensive Income". SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There was no material differences between net income and comprehensive income during the three and six months ended June 30, 1997 and 1998.



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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters: (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails or refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing.


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

     In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of Inland Revenue for taxes for the current year based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed had been upheld in a decision of the High Court in August 1995 pertaining to an earlier year. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

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



     D. SUBSEQUENT EVENT

     In July 1998, the Company concluded a combination debt and equity financing of $4 million to acquire 30% equity ownership in Bermuda Digital communications Ltd. (BDC) with an option to buy an additional 10% under certain conditions. The acquisition will be accounted for under the equity method.

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

     In June 1998, the Company acquired a 75% interest in Digicom S.A., a Haitian corporation principally engaged in dispatch radio mobile telecommunications and paging for $1.7 million in cash and 15,873 shares of the Company's common stock. In July 1988, the Company acquired a 30% interest, with certain options to increase that interest to 40%, in Bermuda Digital Communications, Ltd., a Bermuda corporation which, when operational, will be the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company for $4.0 million in debt and equity. The assets, liabilities, and operations of Digicom and Bermuda Digital Communications, Ltd., individually and in the aggregate, are not currently material to the assets, liabilities, and operations of the Company on a consolidated basis.

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

     For accounting purposes, the split-off transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) has been treated as a non pro-rata split-off of the Company. In accordance with Accounting Principles Board Opinion No. 29 entitled "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force 96-4 entitled "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners", the balance sheet of the Company at December 31, 1997 has been adjusted to values determined by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment includes an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholder's equity. The adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense after December 31, 1997 is not a reliable indicator of the Company's cost of replenishing its assets.

     The financial statements for the three and six months ended June 30, 1997 included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the first six months of 1997. These financial statements do not reflect the valuation adjustment arising from the split-off transaction. Moreover, the statements of operations include interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split-off transaction.

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

     RESULTS OF OPERATIONS

     Three and Six Months ended June 30, 1997 and 1998

     Operating revenues for the three months ended June 30, 1998 were $23.7 million as compared to $27.2 million for the corresponding period of the prior year, a decrease of $3.4 million, or 13%. Operating revenues for the six months ended June 30, 1998 were $46.1 million as compared to $58.9 million for the corresponding period of the prior year, representing a decrease of $12.8 million or 22%.

     The decreases were principally due to a $6.5 million and $16.5 million decrease in audiotext traffic revenues at GT&T for the three and six months ended June 30, 1998, respectively. GT&T's volume of audiotext traffic fluctuated between 8 and 9 million minutes per month in the first three quarters of 1997. In the fourth quarter of 1997, the volume of audiotext traffic declined to approximately 6.6 million minutes per month. In the first and second quarters of 1998, audiotext traffic declined further to an average of approximately 5.3 million and 5.0 million minutes per month, respectively. The reduction in traffic volume is estimated to account for substantially all of the decrease in audiotext revenues for the three and six months ended June 30, 1998. The Company expects that audiotext traffic volumes will remain at least at their current level for the balance of 1998, although the Company is unable to predict future audiotext revenues with any degree of certainty.

     The decrease in audiotext revenues was partially offset by an increase in local exchange services, which were $2.4 million and $4.6 million for the three and six months ended June 30, 1998 compared to $739,000 and $1.4 million for the corresponding periods in 1997. This represents an increase of $1.7 million and $3.2 million for the three and six months ended June 30, 1998, or an increase of 228% and 235%, respectively. This increase in local exchange services is primarily the result of the temporary rates granted by the Guyana Public Utilities Commission (PUC) in response to a tariff filed with the PUC on December 31, 1997. The increase is also partially attributable to an increase in access lines to 57,522 at June 30, 1998 from approximately 51,955 at June 30, 1997; an increase of 5,567 lines or 11%.

     International long-distance inbound revenues other than audiotext increased to $7.9 million and $14.7 million for the three and six months ended June 30, 1998, as compared to $6.0 million and $12.9 million for the corresponding periods in 1997. This represents an increase of $1.9 million and $1.9 million, or 32% and 14% for the three and six months ended June 30, 1998 over the corresponding periods in 1997. This increase correlates to an increase in inbound minutes of traffic from 21.4 million for the six months ended June 30, 1997 to 23.9 million for the six months ended June 30, 1998; an increase of 2.4 million minutes or 11%. Management believes that this increase in inbound telephone traffic other than audiotext is indirectly the result of the increase in temporary rates for outbound long-distance granted by the PUC. Because a substantial portion of GT&T's international traffic, other than audiotext, consists of personal calls between Guyanese expatriates and their friends and families in Guyana, management believes that an increase in rates for outbound calls results not only in a decrease in the volume of outbound calls, but that decrease in outbound calls in turn stimulates an increase in the volume of inbound calls.

     International long-distance outbound revenues decreased by $253,000 and $1.0 million for the three and six months ended June 30, 1998 to $4.1 million and $7.8 million, respectively. This compares to $4.4 million and $8.8 million for the corresponding periods in 1997. Again, the decrease is primarily related to the increased rates awarded by the PUC, as the volume of outbound international long-distance traffic declined approximately 32% and 36% for the three and six months ended June 30, 1998 over the corresponding period of the prior year. The rates awarded for local and outbound international long-distance service are temporary and they may be either increased or decreased as a result of hearings by the PUC. See "Regulatory Matters".

     Operating expenses for the three and six months ended June 30, 1998 were $17.2 million and $34.0 million compared to $26.2 million and $52.8 million for the corresponding periods in 1997. This represents a decrease of $9.0 million and $18.8 million for the three and six month period of 1998 over the corresponding periods in 1997 or 34% and 36%, respectively. The decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $8.0 million and $17.3 million for the three and six months ended June 30, 1998, due to decreased traffic volumes. Operating expenses decreased to approximately 73% and 74% of operating revenues for the three and six months ended June 30, 1998 from approximately 97% and 90% of operating revenues for the corresponding periods in 1997.

     Income from operations before interest expense, income taxes and minority interest for the three and six months ended June 30, 1998 was $6.5 million and $12.1 million, respectively; an increase of $5.6 million and $6.0 million or 599% and 99%, from income from operations before interest expense, income taxes and minority interest of $931,000 and $6.1 million for the corresponding periods in 1997. This increase is principally a result of the factors affecting revenues and operating expenses discussed above.

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

     The Company's effective tax rate for the three and six months ended June 30, 1998 were 44.4% and 42.5% as compared to 58.5% and 44.5% for the corresponding periods of the prior year.

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

     In October 1995, the PUC issued an order that rejected a request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The Consumer Advisory Bureau's suit is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. On March 27, 1998, the PUC ordered GT&T to cease collecting this surcharge. GT&T appealed to the Guyana High Court and obtained a stay of the PUC's order pending determination of GT&T's appeal.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters: (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails or refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the company believes that GT&T is the service provider which will be the subject of the hearing.

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

     In June 1997, GT&T received an assessment of approximately $3.9 million from the Commissioner of Inland Revenue for taxes for 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed had been upheld in a decision of the High Court in August 1995 pertaining to an earlier year. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

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


     Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources will be adequate to meet current operating and capital needs. Without external financing, the Company expended a total of $5.7 million in cash to acquire a 75% interest in Digicom S.A. and a minority interest in Bermuda Digital Communications, Ltd. in June and July 1998. For the near-term, the Company's primary sources of funds will be advisory fees, repayment of loans, and interest from GT&T. The PUC orders in January, March, and October 1997, discussed above under "Regulatory Considerations," could have a material adverse impact on the Company's liquidity.

     GT&T is not subject to any contractual restrictions on the payment of dividends. However, GT&T's own capital needs and debt service obligations have precluded GT&T in recent years, from paying any significant funds to the Company other than the advisory fees and principal and interest on intercompany debt mentioned above.

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

     While the Company believes its capital resources are adequate to meet current operating and capital needs, the Company is also exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking or whether it will obtain financing necessary to do so.

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






                                  Atlantic Tele-Network, Inc.



Date: August 7, 1998              /s/ Craig A. Knock
                                  Craig A. Knock
                                  Chief Financial Officer and Vice-President
                                  signing both in his capacity as Vice-
                                  President on behalf of the Registrant and as
                                  Chief Financial Officer of the Registrant