Form 10-Q
period 1998-09-30
ATLANTIC TELE NETWORK INC /DE
filed 1998-11-12
CIK 879585

________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of September 30, 1998, the registrant had outstanding 4,900,700 shares of its common stock ($.01 par value).
________________________________________________________________________



                 ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                        (Columnar Amounts in Thousands)

-------------------------------------------------------------------------------

                                                     December 31,    September 30,
ASSETS                                                 1997             1998
                                                                     (Unaudited)
                                                      ------------     ------------

Current assets:
  Cash                                                 $  15,803        $  28,897
  Accounts receivable, net                                38,077           31,952
  Materials and supplies                                   3,536            3,855
  Prepayments and other current assets                     1,039            2,101
                                                       ------------     ------------
          Total current assets                            58,455           66,805

Fixed assets:
  Property, plant and equipment                           39,042           48,651
  Less accumulated depreciation                              -             (3,513)
                                                       ------------     ------------
             Net fixed assets                             39,042           45,138

Uncollected surcharges                                     5,941            2,186
Investment in and advances to
Bermuda Digital Communications Ltd.                          -              4,017
Other assets                                               4,611            6,617
                                                       ------------     ------------
                                                       $ 108,049        $ 124,763
                                                       ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  10,382        $   9,750
  Accrued taxes                                            3,391            7,382
  Advance payments and deposits                              809            1,146
  Other current liabilities                                2,854            2,167
  Current portion of long-term debt                        3,298            3,401
                                                        ------------     ------------
           Total current liabilities                      20,734           23,846

Deferred income taxes                                      2,464            3,958
Long-term debt, excluding current portion                 14,536           12,231
Minority interest                                         16,071           18,138
Contingencies and commitments (Note D)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
  10,000,000 shares authorized-
  none issued and outstanding
  Common stock, par value $.01 per share;
  20,000,000 shares authorized;
  4,909,000 shares issued and 4,900,700 outstanding           49               49
  Treasury Stock                                             -                (67)
  Paid-in capital                                         54,195           54,195
  Retained earnings                                          -             12,413
                                                       ------------     ------------
           Total stockholders' equity                     54,244           66,590
                                                       ============     ============
                                                       $ 108,049        $ 124,763
                                                       ============     ============


See notes to consolidated and combined condensed financial statements.



            ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

           CONSOLIDATED AND COMBINED CONDENSED
                STATEMENTS OF OPERATIONS
       (Columnar Amounts in Thousands, Except Per Share Data)

-------------------------------------------------------------------------------------------------------------------


                                                                 (Unaudited)                   (Unaudited)
                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                          ---------------------------------------------------------
                                                             1997           1998           1997           1998
                                                            Combined      Consolidated    Combined     Consolidated
                                                          ---------------------------------------------------------
Telephone Operations
   Revenues:
       International long-distance revenues                 $  35,860      $  24,566      $ 92,977       $  65,548
       Local exchange service                                     738          2,378         2,123           7,012
       Other revenues                                             198            364           598             852
                                                            ----------     ----------    ----------      ----------
           Total revenues                                      36,796         27,308        95,698          73,412

   Expenses:
       International long-distance expenses                    17,957          9,833        56,550          31,108
       Telephone operating expenses                             5,465          5,833        16,348          16,123
       General and administrative                               1,486          1,670         4,845           4,134
                                                            ----------     ----------    ----------      ----------
           Total expenses                                      24,908         17,336        77,743          51,365
                                                            ----------     ----------    ----------      ----------

           Income from telephone operations                    11,888          9,972        17,955          22,047

Other Operations
       Radio, data and paging sales and service revenues         -               690           -               690
       Expenses of other operations                              -               767           -               767
                                                            ----------     ----------    ----------      ----------

           Income from other operations                        -                 (77)          -              (77)

Non-operating Revenues and Expenses:
  Interest expense                                               (925)          (547)       (2,916)         (1,694)
  Interest income                                                 673            471         1,974           1,079
  Other income (expense)                                         -               (71)          -             3,763
                                                            ----------     ----------    ----------      ----------
           Non-operating revenues and expenses, net              (252)          (147)         (942)          3,148
                                                            ----------     ----------    ----------      ----------

Income before income taxes and minority interest               11,636          9,748        17,013          25,118
Income taxes                                                    5,167          4,445         7,558          10,977
                                                            ----------     ----------    ----------      ----------
Income before minority interest                                 6,469          5,303         9,455          14,141

Minority interest                                              (1,067)          (856)       (1,371)         (1,728)
                                                            ----------     ----------    ----------      ----------

Net income                                                  $   5,402        $ 4,447      $  8,084       $  12,413
                                                            ==========     ==========    ==========      ==========


Net income per share (Note B)                                                $  0.91                      $   2.53
                                                                            =========                   ===========



Weighted average shares outstanding                                            4,908                         4,909
                                                                         ============                  ============


See notes to consolidated and combined condensed financial statements.



            ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

           CONSOLIDATED AND COMBINED CONDENSED
                STATEMENTS OF CASH FLOWS
             (Columnar Amounts in Thousands)
-------------------------------------------------------------------------------------

                                                                    (Unaudited)
                                                                 Nine Months Ended
                                                                    September 30,
                                                          --------------------------------
                                                                1997              1998
                                                             Combined       Consolidated

Net cash flows provided by operating activities           $   12,320         $   29,205

Cash flows from investing activities:
  Capital expenditures                                        (5,845)            (7,661)
  Investment in Digicom S.A., net of cash received               -               (1,819)
  Investment in Bermuda Digital Communications Ltd.              -               (1,000)
                                                          ------------      ------------

           Net cash flows used in investing activities        (5,845)           (10,480)

Cash flows from financing activities:
  Repayment of long-term debt                                 (3,971)            (2,491)
  Net change in advances to affiliates                        (1,457)            (3,073)
  Purchase of treasury stock                                     -                  (67)
                                                          ------------      ------------

           Net cash flows used in financing activities        (5,428)            (5,631)
                                                          ------------      ------------

Net increase in cash                                           1,047             13,094

Cash, Beginning of Period                                      8,182             15,803
                                                          ------------      ------------


Cash, End of Period                                       $    9,229         $   28,897
                                                          ============      ============

Supplemental cash flow information:
  Interest paid                                           $    2,456         $    1,285
                                                          ============      ============


  Income taxes paid                                       $    3,683         $    4,357
                                                          ============      ============


  Depreciation and amortization expense                   $    4,349         $    3,043
                                                          ============      ============




See notes to consolidated and combined condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                 Notes to Consolidated and Combined Condensed
                             Financial Statements
            Three and Nine Months Ended September 30, 1997 and 1998


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

     The unaudited interim consolidated and combined condensed financial statements furnished herein reflect all adjustments which are, in the opinion of management, necessary to fairly present the financial results for the interim periods presented. The results for the three and nine months ended September 30, 1997 and 1998 are not necessarily indicative of the operating results for the full year not yet completed.

BASIS OF PRESENTATION

     Effective December 30, 1997, Atlantic Tele-Network, Inc. split-off into two separate public companies (the Transaction). One, Emerging Communications, Inc. (ECI), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its majority owned subsidiary, Guyana Telephone and Telegraph Company Limited (GT&T). The combined financial statements of ATN for the three and nine months ended September 30, 1997 included in this report are the separate financial statements relating to ATN's business and operations in Guyana, including its majority owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the results of operations and cash flows for the three and nine months ended September 30, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity. All material intercompany transactions and balances have been eliminated.

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

ACQUISITIONS

     On June 2, 1998, the Company acquired a 75% interest in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, wireless data network services and paging for $1.7 million in cash and a commitment to issue in the future 15,873 shares of ATN common stock. The acquisition is accounted for under the purchase method.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants which would enable the Company to increase its investment up to 40% under certain circumstances, in Bermuda Digital Communications Ltd. for $1.0 million in cash. The Company also provided a loan to Bermuda Digital Communications Ltd. of $3.0 million at Citibank prime plus 3%, which was 11.5% at September 30, 1998. This investment is accounted for under the equity method. Bermuda Digital Communications Ltd. is a Bermuda corporation, which when operational, will be the sole cellular and PCS competitor to Bermuda Telephone Company.

     The Company has signed advisory fee contracts with both Digicom S.A and Bermuda Digital Communications Ltd. compensating it at 6% of gross revenues for management services provided, effective from the respective acquisition dates.

COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130 entitled "Reporting of Comprehensive Income". SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net income and comprehensive income during the three and nine months ended September 30, 1997 and 1998.

B. PRO FORMA NET INCOME PER SHARE

     Combined historical income per share for the three and nine months ended September 30, 1997 is not presented, as the information is not considered meaningful. Pro forma net income per share as if the Transaction had occurred January 1, 1997 is calculated as follows:



                                                                 Three Months            Nine Months
                                                                    Ended                   Ended
                                                              September 30, 1997     September 30, 1997
                                                             ------------------------------------------

Net income as reported                                             $     5,402          $     8,084
Reduction in depreciation                                                  678                2,034
Elimination of interest income from subsidiary,
net of interest expense on debt transferred to ECI                        (429)              (1,287)
Tax effect                                                                (159)                (478)
                                                                 ---------------      ---------------

Pro forma net income                                               $     5,492          $     8,353
                                                                 ===============      ===============

Pro forma shares outstanding                                             4,909                4,909
                                                                 ===============      ===============

Pro forma net income per share                                     $      1.12          $      1.70
                                                                 ===============      ===============



C. REGULATORY MATTERS

     On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission (PUC) for a significant increase in rates for local and outbound international long-distance service and was awarded an interim increase in rates effective February 1, 1998 which was a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. The interim rates currently in effect are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase.

     In October 1995, the Guyana Public Utilities Commission issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The Consumer Advisory Bureau's suit is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. On March 27, 1998, the PUC ordered GT&T to cease collecting this surcharge. GT&T applied to the Guyana High Court and on July 29, 1998, obtained a stay of the PUC's order pending determination of the Consumers Advisory Bureau's suit. This order is now on appeal by the Consumers Advisory Bureau. To date, the appellate court has declined to grant any interim stay of the High Court's order.

     In January 1997, the PUC ordered GT&T to cease paying management fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has applied to the Guyana High Court to set aside the PUC's order and has obtained a stay of the PUC's order pending determination of that application, which is still pending.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal. As of September 30, 1998, approximately $4 million of the advances made to GT&T were still outstanding to the Company.

     In April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's applications concerning the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters: (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails or refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     On October 30, 1998, the U.S. Federal Trade Commission (FTC) issued for comments a proposed rule which would expand the definition of "pay-per-call" services to include audiotext services such as those which GT&T terminates in Guyana. The FTC previously received comments and conducted a workshop in 1997 in an earlier phase of this proceeding. If adopted in its present form the FTC's proposed rule would require that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would prohibit a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext but not to international audiotext, and provides a collection advantage for international audiotext over domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, the provisions described above may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.

D. CONTINGENCIES AND COMMITMENTS

     The Company is subject to lawsuits and claims that arise in the normal course of business. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The government agreed to permit rate increases in the event of currency devaluation within the year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. In 1997, the government referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The Plan has now been substantially completed.

     In May 1997, GT&T received a letter from the Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith. The court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

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


E. SUBSEQUENT EVENTS

     On October 30, 1998, the Board of Directors of the Company adopted a stock option plan for the Company, reserved 250,000 shares of common stock of the Company for options granted under the plan and granted options covering 130,000 shares in aggregate to five executives of the Company. The adoption of the plan and the grant of the options are subject to approval by the stockholders of the Company on or before October 30, 1999.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                     Conditions and Results of Operations


Forward Looking Statements and Analysts' Reports

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

     Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives substantially all of its revenues from international telephone services.

     In June 1998, the Company acquired a 75% interest in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging for $1.7 million in cash and 15,873 shares of the Company's common stock. In July 1998, the Company acquired a 30% interest, with certain options to increase that interest to 40%, in Bermuda Digital Communications, Ltd., a Bermuda corporation which, when operational, will be the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company for $1.0 million in cash. The Company also provided a loan to Bermuda Digital Communications, Ltd. of $3.0 million at Citibank prime plus 3%, which was 11.5% at September 30, 1998. The Company has signed advisory fee contracts with both Digicom S.A and Bermuda Digital Communications Ltd. compensating it at 6% of gross revenues for management services provided, effective from the respective acquisition dates. The assets, liabilities, and operations of Digicom and Bermuda Digital Communications, Ltd., individually and in the aggregate, are not currently material to the assets, liabilities, and operations of the Company on a consolidated basis.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Telephone operating expenses consist of plant specific operations, plant non-specific operations (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of parent company overheads.

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

     The financial statements for the three and nine months ended September 30, 1997 included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the first nine months of 1997. These financial statements do not reflect the valuation adjustment arising from the split-off transaction. Moreover, the statements of operations include interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split-off transaction.

     As a result of the decline in 1997 in GT&T's revenues and profits from audiotext traffic, GT&T filed on December 31, 1997 an application with the PUC seeking rates designed to generate approximately $26 million in additional revenues in 1998 for local and outbound international long-distance service. In January 1998, GT&T was awarded an interim increase effective February 1, 1998 designed by the PUC to generate the equivalent of approximately $18 million in additional annual revenues for GT&T. Subsequently, on March 27, 1998, the PUC modified the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. As modified, the interim rates are designed to produce an annual increase in revenues of approximately $14 million over the rates in effect in 1997. The interim rates are intended to remain in effect while the PUC holds hearings and reaches a decision on GT&T's application for permanent rates, although the PUC may increase or decrease these interim rates before reaching a decision on GT&T's permanent rates. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed an application for an additional rate increase with the PUC. This application seeks rates designed to generate an additional $6 million in annual revenues for GT&T over the rates applied for on December 31, 1997 or approximately $19 million in annual revenues in excess of the interim rate increase currently in effect. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates.

RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 1997 and 1998

     Net income for the third quarter of 1998 was $4.4 million, or $0.91 per share, on operating revenues of $27.3 million, and net income for the nine months ended September 30, 1998 was $12.4 million, or $2.53 per share, on revenues of $73.4 million. During the third quarter of 1998, GT&T recognized $4.5 million of revenues resulting from the settlement with a foreign telecommunications carrier of a claim for the interruption of international direct dial service to Guyana during 1995. In the first quarter of 1998, the Company recorded approximately $3.8 million in other non-operating income resulting from the settlement of a claim arising from the cancellation of an insurance policy. After exclusion of these one-time items, the Company's core operating revenues and earnings were $22.8 million and $2.4 million, or $0.50 per share for the third quarter of 1998 and $68.9 million and $8.1 million, or $1.66 per share for the nine months ended September 30, 1998.

     The Company's revenues and pro forma net income for the third quarter of 1997 were $36.8 million and $5.5 million, or $1.12 per share, and the Company's revenues and pro forma net income for the nine months ended September 30, 1997 were $95.7 million and $8.4 million, or $1.70 per share. The 1997 results exclude the U.S Virgin Islands operations, which were split off into a separate company on December 30, 1997. Third quarter revenues for 1997 included the recognition of $9.5 million of outbound international long distance revenues at GT&T for the period from October 1995 to January 1997. These revenues resulted from the reversal by the Guyana High Court of a previous rate reduction order issued by the Guyana Public Utilities Commission. After exclusion of this one-time item, the Company's core operating revenues and pro forma net income were $27.3 million and $1.2 million, or $0.24 per share for the third quarter of 1997 and $86.2 million and $4.1 million, or $0.83 per share, for the nine months ended September 30, 1997.

     Excluding the one-time items in 1998 and 1997 discussed above, core revenues for the third quarter of 1998 and the nine months ended September 30, 1998 decreased by $4.5 million or 16.4% and $17.3 million or 20.0%, respectively. These decreases were due primarily to the expected decline in audiotext revenues at GT&T. GT&T's volume of audiotext traffic fluctuated between 8 and 9 million minutes per month in the first three quarters of 1997. In the fourth quarter of 1997, the volume of audiotext traffic declined to approximately 6.6 million minutes per month. In the first, second and third quarters of 1998, audiotext traffic declined further to an average of approximately 5.3 million, 5.0 million and 4.5 million minutes per month, respectively. The reduction in traffic volume is estimated to account for substantially all of the decrease in core audiotext revenues for the three and nine months ended September 30, 1998. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty.

     The decrease in audiotext revenues was partially offset by an increase in local exchange services, which were $2.4 million and $7.0 million for the three and nine months ended September 30, 1998 compared to $738,000 and $2.1 million for the corresponding periods in 1997. This represents an increase of $1.6 million and $4.9 million for the three and nine months ended September 30, 1998, or an increase of 222% and 230%, respectively. This increase in local exchange services is primarily the result of the temporary rates granted by the Guyana Public Utilities Commission (PUC) in response to a tariff filed with the PUC on December 31, 1997. The increase is also partially attributable to an increase in access lines to 58,800 at September 30, 1998 from approximately 53,087 at September 30, 1997, an increase of 5,713 lines or 11%.

     International long-distance inbound revenues other than audiotext increased to $7.5 million and $22.3 million for the three and nine months ended September 30, 1998, as compared to $5.8 million and $18.7 million for the corresponding periods in 1997. This represents an increase of $1.7 million and $3.6 million, or 30% and 19% for the three and nine months ended September 30, 1998 over the corresponding periods in 1997. This correlates to an increase in inbound minutes of traffic from 32.7 million for the nine months ended September 30, 1997 to 36.7 million for the nine months ended September 30, 1998; an increase of 4.0 million minutes or 12%. Management believes that this increase in inbound telephone traffic other than audiotext is indirectly the result of the increase in temporary rates for outbound long-distance granted by the PUC. Because a substantial portion of GT&T's international traffic, other than audiotext, consists of personal calls between Guyanese expatriates and their friends and families in Guyana, management believes that an increase in rates for outbound calls results not only in a decrease in the volume of outbound calls, but that decrease in outbound calls in turn stimulates an increase in the volume of inbound calls.

     Excluding the one-time accrual of $9.5 million of revenues in 1997 discussed above, International long-distance outbound revenues decreased by $556,000 and $2.1 million for the three and nine months ended September 30, 1998 to $3.8 million and $10.7 million, respectively. This decrease in core international long-distance outbound revenues is primarily related to the increased rates awarded by the PUC, as the volume of outbound international long-distance traffic declined approximately 32% and 34% for the three and nine months ended September 30, 1998 as compared to the corresponding period of the prior year. The rates awarded for local and outbound international long-distance services are temporary and they may be either increased or decreased as a result of hearings by the PUC. On October 27, 1998, GT&T filed for an additional rate increase of $6 million in excess of the application filed by GT&T in December 1997, which is still pending before the PUC, and $19 million in excess of the temporary rates currently in effect.

     Telephone operating expenses for the three and nine months ended September 30, 1998 were $17.3 million and $51.4 million compared to $24.9 million and $77.7 million for the corresponding periods in 1997. This represents a decrease of $7.6 million and $26.4 million for the three and nine month periods of 1998 over the corresponding periods in 1997 or 30% and 34%, respectively. The decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $8.1 million and $25.4 million for the three and nine months ended September 30, 1998, due to decreased traffic volumes. Telephone operating expenses were approximately 76% and 75% of core telephone operating revenues, adjusted for the one-time item of $4.5 million, for the three and nine months ended September 30, 1998. For the three and nine months ended September 30, 1997, telephone operating expenses were approximately 91% and 90% of telephone operating revenues, adjusted for the one-time item of $9.5 million previously discussed. The decreases in operating expenses as a percentage of core operating revenues from 1997 to 1998 are due primarily to the decline in audiotext revenues and associated international long-distance expenses, the increases in local revenues as a result of the temporary rate increase awarded by the PUC, and the reduction in depreciation expense as a result of the fair value adjustment from the split up transaction.

     Other operations revenues and expenses represent the operations of Digicom S.A. and are not material. The Company acquired a 75% interest in Digicom on June 2, 1998.

     Income from operations before interest expense, income taxes and minority interest for the three and nine months ended September 30, 1998 was $9.9 million and $22.0 million compared to $11.9 and $18.0 for the corresponding periods of 1997, respectively. This represents a decrease of $2.0 million or 17% for the three months ended September 30, 1998 and an increase of $4.0 million or 22% for the nine months ended September 30, 1998 over the corresponding periods of the prior year. These changes are principally a result of the factors affecting revenues and operating expenses discussed above.

     As has been noted above, in the first three months of 1998, the Company recorded approximately $3.8 million in other non-operating income resulting from the settlement of a claim arising from the cancellation of an insurance policy. The settlement was intended to compensate the Company for the increased cost of replacement insurance coverage over the remaining term of the cancelled insurance policy, which was approximately 10 years. The increased cost of the Company's replacement insurance coverage will be accounted for as an expense over the remaining term and should not be material to the Company's results of operation in any period.

     The Company's effective tax rate for the three and nine months ended September 30, 1998 were 45.6% and 43.7% as compared to 44.4% and 44.4% for the corresponding periods of the prior year.

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

     Upon the acquisition of GT&T in January 1991, GT&T entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled, to compensate for the devaluation in Guyana currency which occurred in 1991 provides legal justification for GT&T's delay in completing the Expansion Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The Plan has now been substantially completed.

     In October 1995, the PUC issued an order that rejected a request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted such a surcharge effective May 1, 1997, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The Consumer Advisory Bureau's suit is still pending. In September 1997, the Guyana High Court denied an order which the Consumer Advisory Bureau had sought to temporarily enjoin GT&T from putting into effect a surcharge to recover the approximately $9.5 million over a period of 18 months. GT&T put such surcharge into effect on October 1, 1997 pending an ultimate trial on the merits, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. On March 27 1998, the PUC ordered GT&T to cease collecting this surcharge. GT&T applied to the Guyana High Court and, on July 29, 1998, obtained a stay of the PUC's order pending determination. This intended hearing has been stayed by an order issued by the Guyana high Court on an application by GT&T pending determination of the Consumers Advisory Bureau's suit. This order is now on appeal by the Consumers Advisory Bureau. To date, the appellate court has declined to grant any interim stay of the High Court's order.


     In January 1997, the PUC ordered GT&T to cease paying management fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has applied to the Guyana High Court to set aside the PUC's order and has obtained a stay of the PUC's order pending determination of that application, which is still pending.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal. As of September 30, 1998, approximately $4 million of the advances made to GT&T were still outstanding to the Company.

     In April 1997, the PUC applied to the Guyana High Court for orders prohibiting GT&T from paying any monies to the Company on account of intercompany debt, advisory fees or otherwise pending the determination of GT&T's applications concerning the January 1997 and March 1997 orders mentioned above. The PUC's application is still pending.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters: (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails or refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider, which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana high Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     In May 1997, GT&T received a letter from the Guyana Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue and was done in bad faith. The court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

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

     On October 30, 1998, the U.S. Federal Trade Commission (FTC) issued for comments a proposed rule which would expand the definition of "pay-per-call" services to include audiotext services such as those which GT&T terminates in Guyana. The FTC previously received comments and conducted a workshop in 1997 in an earlier phase of this proceeding. If adopted in its present form the FTC's proposed rule would require that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would prohibit a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext but not to international audiotext, and provides a collection advantage for international audiotext over domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, the provisions described above may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.


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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. While there are no legal restrictions on the conversion of Guyana currency into U.S dollars or other hard currencies, or in the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. GT&T has had some difficulty in converting significant amounts of Guyana currency into U.S. dollars in recent months. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At September 30, 1998, approximately $7.0 million of the Company's total cash balances consisted of balances denominated in the Guyana dollar.

     The Company is currently exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. The Company believes it has adequate capital resources to acquire these properties and licenses without any external financing. However, there can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.


Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar has declined in value to approximately 160 to the U.S. dollar.

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

Item 6. Exhibits and Reports on Form 8-K

     On October 19, 1998 the Company filed a report Form 8K reporting under item 4 of the Form that Deloitte & Touche, LLP had declined to be considered for selection as the Company's auditors for the current year and that the Company expected its Board of Directors to make such selection soon.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Atlantic Tele-Network, Inc.




Date: November 12, 1998           /s/ Michael E. Holmstrom
-----------------------           ------------------------

                                  Michael E. Holmstrom
                                  Chief Financial Officer and Vice-President signing both in his capacity as Vice-President on behalf of the Registrant and as Chief Financial Officer of the Registrant