Form 10-K
period 1998-12-31
ATLANTIC TELE NETWORK INC /DE
filed 1999-03-26
CIK 879585

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998
                 OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to.

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

                               Yes [X]     No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 17, 1999, was approximately $15,522,020 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

  As of March 17, 1999, there were outstanding 4,659,000 shares of Common Stock, $.01 par value, of the registrant.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 1999 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                           ATLANTIC TELE-NETWORK, INC.

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                                                                    Page

PART I

Item 1.     Business                                                  2
Item 2.     Properties                                               12
Item 3.     Legal Proceedings                                        12
Item 4.     Submission of Matters to a vote of Security Holders      12
            Executive Officers of the Registrant                     13

PART II

Item 5.     Market for the Registrant's Common Equity and
            Related Stockholder Matters                              14
Item 6.     Selected Financial Data                                  16
Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      17
Item 8.     Financial Statements and Supplementary Data              22
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                      22

PART III

Item 10.    Directors and Executive Officers of the Registrant       23
Item 11.    Executive Compensation                                   23
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                               23
Item 13.    Certain Relationships and Related Transactions           23

PART IV

Item 14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8K                                   24

SIGNATURES                                                           26

Index to Combined and Consolidated Financial Statements             F-1

                                     PART I




Item 1.  Business


Introduction

     Atlantic Tele Network, Inc. ("the Company") was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In January 1991 the Company acquired 80% of the stock of the Guyana Telephone & Telegraph Company Limited ("GT&T"). The Company became a public company in November of that year.

     On December 30, 1997, the Company was split into two separate public companies. One, a new company, Emerging Communications, Inc., contained all of the Company's telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continued to own GT&T. In connection with the transaction, the number of outstanding shares of the Company's capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

     The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business through privatization of government-owned business or otherwise in the Caribbean area and in developing countries in other parts of the world, and may make investments in such businesses in the future. The Company has focused its attention on wireline and cellular telephone businesses. In 1998, the Company acquired a 75% interest in Digicom, S.A., which provides dispatch radio, wireless data, network and paging services in Haiti; and a 30% interest in Bermuda Digital Communications, which when operational will be the sole cellular and PCS competitor to the Bermuda Telephone Company.

     Cornelius P. Prior, Jr., formerly the Co-Chief Executive Officer, is now Chairman of the Board and Chief Executive Officer of the Company and the owner of approximately 60% of the outstanding common stock of the Company.

GT&T

     General - GT&T supplies all public telecommunications service in Guyana. GT&T is the successor to the Guyana Telecommunication Corporation ("GTC"), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

     International Traffic - GT&T's revenues and earnings are highly dependent upon international long-distance calls, particularly international audiotext traffic, other calls originating outside of Guyana and collect calls from Guyana to foreign points.

     The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:

                             International Traffic
                           (in thousands of minutes)

                             1996             1997            1998
                             ----             ----            ----
 Inbound Paid and
 Outbound Collect           40,350  (21%)    44,456  (27%)   49,796  (41%)
 Audiotext                 122,476  (64%)    97,913  (59%)   55,776  (46%)
                           -------  ---      ------  ---     ------  ---
Total Inbound              162,826  (85%)   142,369  (86%)  105,572  (87%)
 Outbound                   29,768  (15%)    24,120  (14%)   16,440  (13%)
                            ------  ---      ------  ---     ------  ---
    Total                  192,594 (100%)   166,489 (100%)  122,012 (100%)
                           ======= ====     ======= ====    ======= ====
-------------------------

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

     The different classes of international traffic described in the above table produce significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a payment from the foreign telecommunications carrier equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, a payment of 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for earth station and satellite system costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T receives a payment from the foreign carrier equal to one-half of the applicable accounting rate, and GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must pay the foreign carrier one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. In 1997 and earlier, the amount which GT&T collected from its subscribers for outbound international traffic was usually significantly less than the amount which GT&T was required to pay the foreign carrier (e.g., throughout most of 1997, for the United States, GT&T collected approximately $.74 per minute and paid the U.S. carrier $.85 per minute). Since February 1, 1998, when a temporary rate increase from the Public Utility Commission ("PUC") went into effect, amounts collected by GT&T for outbound international traffic have in the aggregate slightly exceeded the payments due to foreign carriers for such traffic. GT&T does not allow a significant volume of collect calls into Guyana.

     Historically, the volume of calls into Guyana from the United States, Canada and the United Kingdom (including credit card and collect calls from Guyana) has greatly exceeded the volume of paid outbound calls from Guyana to these countries. Except for audiotext traffic, the volume of traffic with other countries has been more evenly balanced. Management of GT&T believes that the disparity in traffic with these countries, which has produced a steady stream of hard currency revenues for GT&T, stems from the fact that the vast majority of GT&T's traffic with these countries consists of personal calls between Guyanese expatriates and their friends and family in Guyana and that the average income of most Guyanese residents is substantially lower than that of their Guyanese expatriate friends or relatives in these countries. There can be no assurance that, as GT&T expands and improves its local telephone facilities and changes occur in the Guyanese economy, inbound international traffic will continue to be as significant a part of GT&T's total revenues. In addition, in response to a 1997 Report and Order by the Federal Communications Commission ("FCC"), AT&T has been pressing GT&T for significant reductions in the accounting rate applicable to telecommunications traffic between the U.S. and Guyana. See "Business--Regulation." Any decrease in the net margin of inbound over outbound traffic or in the accounting rate applicable to traffic between Guyana and the United States is likely to have an adverse effect on GT&T's earnings unless GT&T is able to achieve a compensating increase in its regulated rates for local and outbound international service.

     A significant portion of GT&T's international traffic arises from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. GT&T began providing telecommunications services to audiotext providers in June 1992. GT&T's audiotext traffic increased significantly in each year through 1996, but declined sharply in 1997 and 1998. GT&T's profit margins from audiotext also significantly declined in 1997. Management attributes the continuing decline in audiotext's traffic to increased competition, especially from domestic audiotext traffic and the internet. Management believes that the decline in GT&T's profit margins from audiotext traffic in 1997 was due to increased competition, changes in the traffic mix, reduction in some accounting rates, the strength of the U.S. dollar against certain foreign currencies, and a foreign carrier's mislabeling the origin of certain traffic. Also, beginning in late 1996, a foreign carrier required GT&T to bear part of the risk of non-collection for audiotext calls. Previously, this risk was assumed by the sending carrier. As a result of the decline in audiotext traffic revenues and profitability, on December 31, 1997, GT&T filed an application to the PUC for a substantial increase in rates from local service and outbound international calls and was awarded a significant temporary increase in these rates effective February 1, 1998. Proceedings for a permanent increase in these rates are still pending. See "Business -- Regulation".

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

     Domestic Service - At December 31, 1998, GT&T had approximately 60,000 subscriber access lines in service. This number of access lines represents approximately 8 lines per 100 inhabitants. Of all lines in service, 85% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 1998, GT&T extended service to a number of small communities. However, most rural areas still do not have telephone service.

     In the past, GT&T's revenues from local telephone and other services have not been significant (e.g. in 1997 local service revenues amounted to approximately $2.9 million). In December 1997 and October 1998, GT&T applied for rate increases to enable it to earn a 15% rate of return on its rate base. In response to GT&T's December 1997 application, the PUC granted GT&T a temporary rate increase in January 1998, which was subsequently reduced by the PUC in March 1998, pending a final decision on GT&T's application. As a result of the temporary rates for local service in effect throughout most of 1998, GT&T's local service revenues more than tripled to approximately $9.4 million in 1998.

     GT&T's revenues for local service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T's revenues from local service. As of the end of 1998, GT&T's basic monthly charge per access line was approximately $1.40 for residential customers and approximately $5.55 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $8.64 and $17.71, respectively.

     GT&T currently provides mobile cellular telephone service in the Georgetown area and along a portion of Guyana's coastal plain. GT&T plans to complete cellular coverage of the coastal plain in 1999. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. GT&T's current average monthly charge per cellular subscriber is approximately $77, including monthly rental and airtime charges. As of December 31, 1998, GT&T had approximately 1,450 active mobile cellular subscribers.

     Expansion - Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly expanded and rebuilt its telecommunications network. The number of access lines has increased from approximately 13,000 working lines in January 1991 to approximately 60,000 lines at December 31, 1998. Substantially all of GT&T's access lines are now digitally switched lines. The Intelsat B earth station, which provides the principal link with Guyana and the rest of the world, was upgraded and digitalized to increase the number of circuits in operation from 75 in January 1991 to 1,048 currently. In 1997, GT&T installed a second Standard B earth station, which is currently used to provide service through an Intelstat satellite to a number of localities in the interior of Guyana. This earth station and the Intelstat satellite may also be used in the future to provide a second satellite link from Guyana for international traffic.

     In the second quarter of 1997, GT&T completed a test installation of a Northern Telecom Proximity I fixed wireless network in a rural area about 60 kilometers west of Georgetown. GT&T currently utilizes this technology to provide wireless telephone service to about 1,800 subscribers in this area and plans to provide service through this technology in 1999 to an additional 2,000 subscribers in the Georgetown area. The normal rates for land line telephones apply to GT&T's fixed cellular and fixed wireless network services.

     GT&T has installed over 400 public telephones in locations across the country providing telecommunications for both local and international calls in areas that had not previously enjoyed service. Currently, in addition to the public telephones, GT&T maintains three public "telephone centers" at which the public can, upon payment of the charges in cash to GT&T personnel who staff these centers, use an ordinary residential-type telephone to make international and domestic calls.

     GT&T has purchased capacity in two international fiber optic cables - the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, and the Columbus II cable, which runs from the Caribbean region to the Azores and Spain. The Company is presently participating with other international carriers to build a third cable, Americas II, that would provide a leg to Guyana, Suriname and French Guyana.

     If and when GT&T's current regulatory and tax issues are resolved, the Company anticipates that GT&T will further significantly expand its facilities. GT&T is currently involved in a proceeding with regard to delays in completing its original expansion program (the "Expansion Plan") and is subject to a PUC order requiring additional expansion of services that GT&T has not met. See "Business -- Regulation".

     Other Services - GT&T is also licensed to provide various telephone-related services that extend beyond basic telephone service, including yellow pages and other directory services, and it has an exclusive license to sell, lease or service various kinds of telecommunications equipment. Under its license from the Government of Guyana (the "License"), GT&T's rates for most of these services must be specified in a tariff approved by the PUC. See "Business--Regulation."

Significant Revenue Sources

     Revenues from the following carriers of international traffic to Guyana constituted the following percentages of GT&T's revenues in the past three years:


                          1996      1997     1998
 AT&T..............        36%       31%      27%
 MCI ..............        21%       11%      11%
 British Telecom...        12%        9%       9%
 Teleglobe (Canada)        12%       18%      18%

     A significant portion of GT&T's international long distance revenue discussed above is generated by certain of GT&T's audiotext providers which operate as service bureaus or intermediaries for a number of audiotext information providers. The following service bureaus accounted for more than 10% of GT&T's total revenues in the years indicated below:

                                     1996    1997    1998
 Beylen Telecommunications, Ltd.      57%     33%     20%
 Islands Telephone Company Limited    14%     15%     11%

     No other revenue source accounted for more than 10% of GT&T's total revenues in 1996, 1997 or 1998.

Competition

     Local Service - Pursuant to a franchise from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local telephone service in Guyana.

     Long-Distance Service - GT&T is the exclusive provider of domestic long-distance service and international telephone service in Guyana.

     The provision of telecommunication services to international audiotext providers is highly competitive. GT&T competes with many telephone companies around the world that provide telecommunications services to international audiotext providers. GT&T's contracts with audiotext providers are all terminable on short notice, and such providers can quickly shift their traffic to another foreign telecommunications carrier which offers higher compensation or better services merely by changing the telephone numbers in their advertisements. . Wireless Services. In Guyana, GT&T has a non-exclusive franchise to provide cellular telephone services. Accordingly, there can be no assurance that GT&T's cellular telephone business will not face competition in Guyana. One other company began providing cellular service near the end of 1998.

     Other Services - GT&T has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company.

Regulation

     GT&T is subject to regulation in Guyana by virtue of the provisions of the License and of the Guyana Public Utilities Commission Act 1990 ("PUC Law") and the Guyana Telecommunications Act 1990 ("Telecommunications Law"). In October 1997, the Guyana Parliament enacted the Public Utility Commission Act 1997 (the "1997 PUC Act") which will come into effect on such date as the Minister of Trade, Tourism and Industry may appoint. The 1997 PUC Act, which amends and restates the PUC Law, has not yet come into effect. Certain provisions of the License, the PUC Law, the 1997 PUC Act and the Telecommunications Law applicable to GT&T are summarized below.

     License - The License, which was issued on December 19, 1990, grants GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following operations: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for 20 years at the option of GT&T), cellular radio telephone service provided that the license does not prejudice the right of Guyana's Institute of Applied Sciences and Technology to make provision for, or to provide, any telecommunications services in the course of, or in connection with, the carrying out of its functions.

     The Telecommunications Law, the License and the agreement between the Government of Guyana and the Company pursuant to which the Company purchased its interest in GT&T in 1991 (the "GT&T Agreement") include various provisions under which the License may be terminated before its scheduled expiration date. Under the applicable Guyana law and the GT&T Agreement, Guyana's director of telecommunications may cause early termination of the License in certain cases, including contravention of any of the provisions of the Telecommunications Law or the conditions of the License, or the failure of GT&T to implement the Expansion Plan in a timely fashion. If GT&T believes that the License has been terminated unlawfully, it may appeal to the courts of Guyana. Pursuant to the GT&T Agreement, upon non-renewal of the License, the government will be entitled to purchase the Company's interest in GT&T or the assets of GT&T on such terms as may be agreed upon by the Company and the government or, upon failure to reach such agreement, as determined by arbitration conducted by the International Centre for the Settlement of Investment Disputes. The PUC is currently holding hearings in a proceeding initiated by the government of Guyana, with regard to the noncompletion of the Expansion Plan by its scheduled completion date of February 28, 1995. Under the PUC Law, GT&T will have the opportunity to explain why the Expansion Plan was not finished by that date. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled, to compensate for the devaluation in Guyana currency which occurred in 1991 provides legal justification for GT&T's delay in completing the Expansion Plan. If the PUC concludes that GT&T failed or refused to complete the Expansion Plan in a timely manner without legal justification, it may impose a fine, which could range from $56 (G $10,000) up to the cost of completing the Expansion Plan (which GT&T estimates to be no more than $5 million). The PUC could also recommend to the government that it cancel the License. The Guyana government is not bound to act on a PUC recommendation. GT&T will have the right of appeal to the Guyana High Court from any adverse ruling of the PUC.

     PUC Law and Telecommunications Law - The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The PUC Law provides the basis for setting the rates of a telecommunications licensee. The PUC is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has broad powers to monitor GT&T's compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request. Under the 1997 PUC Act, which has not yet come into effect, the PUC also has broad authority to review and amend any GT&T program for development and expansion of facilities or services.

     Subject to certain limitations applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement and the PUC Law, to a minimum return of 15% per annum on its capital dedicated to public use ("rate base"). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement) on a rate of return methodology, rates are to be calculated on the basis of GT&T's entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 1998 was approximately $110 million and that return on investment is to be calculated after deducting all of GT&T's operating expenses (including income taxes) other than interest expense. In an October 1995 order, discussed below, which was voided on other grounds by the Guyana High Court, the PUC disallowed approximately $6.0 million of franchise rights which are included in the foregoing rate base figure, and the PUC also disallowed management fees paid by GT&T to the Company as an expense for purposes of calculating GT&T return on rate base. On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. As a result of the interim rates in effect during most of 1998, GT&T's revenues from local service more than tripled during 1998 from approximately $2.9 million in 1997 to approximately $9.4 million in 1998. On October 27, 1998 to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. In January 1999, after the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications.

     Since GT&T commenced operations as a subsidiary of the Company in 1991, GT&T has had difficulties in obtaining from the PUC the rate increases to which it believed it was entitled. In February 1991 the official rate of exchange for Guyanese currency was changed, allowing the currency to float. This resulted in a devaluation of approximately 184% , and in April 1991, GT&T filed for a rate increase of 184% to compensate for the devaluation. The PUC in November 1991 granted GT&T, in principle, an increase in rates for international calls which amounted to approximately 160% or less and, in principle, authorized GT&T to impose a surcharge on these rates in order to recover over a period of not less than 30 months the approximately $3.5 million difference between the rates actually in effect from May 1991 through December 31, 1991 and the revenue which GT&T would have received during this period if the newly approved rates had been in effect.

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

     In October 1992, elections were held in Guyana and a new party came to power. Shortly thereafter, several changes occurred in the membership of the PUC. After considerable negotiation with the new government and further applications to the PUC, in December 1993 the PUC authorized 70% of the surcharges requested by GT&T on calls to the United States, United Kingdom, Canada and Antigua, and in January 1994 the PUC temporarily authorized rate adjustments in respect of 83 of the remaining countries which amounted to 70% or less of the rate increases approved in principal by the PUC in its initial November 1991 order. Later in 1994, the PUC authorized full surcharges as requested by GT&T for the United Kingdom, Canada, the United States, and Antigua, and in 1995, the PUC finally authorized full rates and surcharges for the 83 countries covered by its temporary order of January 1994 and rejected GT&T's application for any rate increases on the remaining 82 countries.

     In May 1995, GT&T applied to the PUC for substantial increases in all of its telephone rates to enable it to earn the minimum return of 15% per annum on its rate base to which it is entitled under the terms of the GT&T Agreement, and the PUC Law. In October 1995 the PUC rejected GT&T's application for increased rates and temporarily reduced rates significantly. GT&T filed a motion against the PUC's October 1995 order in the Guyana High Court and in January 1997 obtained an order voiding the PUC's order in respect of these rates. When the PUC thereafter scheduled a hearing to consider fixing new temporary rates for GT&T and inquiring into the propriety of GT&T's reinstating its pre-October 1995 rates, the Guyana High Court granted a further stay of all PUC proceedings on these subjects. In May 1997, the Consumer Advisory Bureau (a non-governmental group in Guyana) sought an injunction from the Guyana High Court, restoring telephone rates to those imposed by the PUC in its October 1995 order. The Consumer Advisory Bureau's application is still pending. Effective on October 1, 1997, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period October 1995 to January 1997 pending an ultimate trial on the merits of the Consumer Advisory Bureau's application. As of December 31, 1998, GT&T had collected approximately $6 million of the lost revenues. The 1997 PUC Act, which has not yet come into effect, contains provisions which appear to prohibit GT&T from collecting any portion of the lost revenues which remain uncollected on the effective date of the Act and may require GT&T to refund all amounts previously collected in excess of the rates in effect on January 1, 1996.

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

     In March 1997, GT&T owed the Company approximately $21 million for advances made from time to time for working capital and capital expenditure needs of GT&T. The PUC law requires permission of the PUC for GT&T to issue any debentures or any other evidence of indebtedness payable more than one year from the date of issue. GT&T's indebtedness to the Company was evidenced by a series of promissory notes, many of which through clerical error had a maturity of more than one year from the date of issue. In March 1997, the PUC rejected GT&T's contention of clerical error, ordered that no payments be made on any of the outstanding notes, and ordered that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment for any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal. As of December 31, 1998, GT&T had fully paid to the Company all of the amounts at issue.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters; (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails to refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     FCC Matters - On August 7, 1997, the FCC issued a Report and Order in a rulemaking proceeding which it initiated in December 1996, in which it adopted mandatory international accounting and settlement rate benchmarks for many countries, including Guyana. The FCC classified countries as low-income, middle-income or high-income based upon World Bank data. Guyana is classified as a low-income country. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The FCC stated in the Report and Order that it expects U.S. licensed carriers to negotiate proportionate annual reductions. GT&T and a number of other non U.S. carriers filed an appeal from the FCC's August 7, 1997 Report and Order to the U.S. Court of Appeals for the District of Columbia. On January 12, 1999, the Court of Appeals affirmed the FCC Report and Order. The FCC also stated that it encourages foreign governments and carriers to work with the United States toward an effective international agreement that achieves lower settlement rates, and that it may refrain from enforcing its Order if a satisfactory multilateral solution can be reached that will produce substantially equivalent results in a timely manner.

     The current settlement rate for U.S. - Guyana traffic is $.85 per minute. AT&T recently sought a $0.125 per-minute decrease in the settlement rate, GT&T declined to agree to this reduction, and AT&T gave GT&T notice terminating the current operating agreement between AT&T and GT&T effective December 31, 1999. The Company is unable to predict what further actions the FCC, AT&T or other U.S. carriers may take in an effort to secure lower settlement rates on the U.S.-Guyana route. Since inbound traffic from the United States to Guyana significantly exceeds outbound traffic from Guyana to the United States, any significant reduction in the settlement rate for U.S.-Guyana traffic could have a significant adverse impact on GT&T's earnings. Any significant reduction in the settlement rate also might make it difficult for GT&T to continue to attract audiotext traffic from the United States on a profitable basis. Any of these events would provide GT&T with a basis to seek a rate increase so as to permit GT&T to earn its contractually provided 15% rate of return. However, there can be no assurance as to when or whether GT&T would receive such a rate increase.

     FTC Matters - On October 30, 1998, the U.S. Federal Trade Commission (FTC) issued for comments a proposed rule which would expand the statutory definition of "pay-per-call" services to include audiotext services such as those which GT&T terminates in Guyana. The FTC previously received comments and conducted a workshop in 1997 in an earlier phase of this proceeding. If adopted in its present form the FTC's proposed rule would require among other things that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would have the effect of prohibiting a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext but not to international audiotext and provides a collection advantage for international audiotext over domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, the provisions described above may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.

Taxation - United States

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

Taxation - Guyana

     GT&T's worldwide income is subject to Guyanese tax at an overall rate of 45%. The GT&T Agreement provides that the repatriation of dividends to the Company and the payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to the Company or any of its subsidiaries for management services they are engaged to render shall be payable in foreign currency and that their repatriation to the United States shall not be subject to currency restrictions.

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

     In June 1997, GT&T received an assessment of the current equivalent of approximately $3 million from the Guyana Commissioner of Inland Revenue for taxes for 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed had been upheld for an earlier year in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

     In November 1997, GT&T received assessments totaling the current equivalent of approximately $11 million from the Guyana Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessment violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

     There can be no assurance as to the ultimate outcome of any of the above described pending tax issues.


Year 2000 Compliance

     The inability of computer hardware, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based nformation.

     The Company believes it has identified all significant applications in its systems that will require modification or replacement to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and replacements and test Year 2000 Compliance. The modification process of all significant applications is under way. The Company plans on completing the testing process of all significant applications by June 30, 1999.

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

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

Employees

     As of December 31, 1998, GT&T employed approximately 712 persons of whom approximately 535 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on September 30, 2000. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

     At December 31, 1998, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see "Business--GT&T--Expansion" GT&T carries insurance against damage to equipment and buildings, but not to outside plant.

Item 3.  Legal Proceedings

     GT&T is involved in various regulatory and court proceedings in Guyana which are discussed in Item 1. "Business -- Regulation" and "Taxation -- Guyana."

     The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position or operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company as of the date hereof:

Name                    Age   Position

Cornelius B. Prior, Jr.  65   Chief Executive Officer, Chairman of the Board
                              and Secretary of the Company;
                              Chairman of the Board of GT&T

Kevin P. Hemenway        38   Chief Financial Officer and Treasurer

Lawrence M. Fuccella     35   Vice President - Special Projects

Scott Van Derhei         55   Vice President

Steve Rohrlick           40   Vice President

H. William Humphrey      49   Vice President - Guyana Operations

Raymond Roopnauth        51   General Manager - GT&T


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

     Kevin P. Hemenway joined the Company in November 1998 as Controller and was appointed as Chief Financial Officer in February 1999. From January 1990 to October 1998, as an independent consultant, Mr. Hemenway performed extensive financial, accounting, management and rate making consulting services for the Company. From 1986 through 1989, he was employed by Deloitte and Touche, LLP as a C.P.A. and manager, performing both audit and consulting services, including services for the Company. From 1983 to 1986, Mr. Hemenway was employed by Grant Thornton as a C.P.A and senior staff accountant. Mr. Hemenway graduated from Creighton University in 1982 with a B.S.B.A., majoring in accounting, and is a non-practicing CPA certificate holder registered in the State of Nebraska.

     Lawrence M. Fuccella became a Vice President of the Company in 1998. Mr. Fuccella joined GT&T as assisstant finance controller in July 1992 after receiving his MBA from Virginia Commonwealth University. He became finance controller of GT&T in 1993. Since 1994 he has been Special Projects Director with responsibility for managing the Company's audiotext operations and its relationships with foreign telecommunications administrations.

     Scott Van Derhei joined the Company as Vice President in April 1998 and has over 30 years experience in telecommunications and telecommunications related information systems. From 1994 to 1997, Mr. Van Derhei was the Managing Director of Donatel, a Hungarian Telephone Company (HTC), which grew during Mr. Van Derhei's tenure from 9,000 analog lines to over 40,000 lines of digital service. Before his assignment in Hungary he was for 15 years CEO of Data Products, a telephone oriented software house and a division of Sugarland Telephone. He has had significant international experience having directed expansion to Spain. UK, New Zealand, Thailand and Mexico. He has served on the USTA IMS committee and helped form the IMS committee for the Wisconsin Telephone Association.

     Steve Rohrlick joined the Company as Vice President of Marketing in 1998 and has 15 years experience in the telemarketing industry. Prior to joining the Company, Mr. Rohrlick was President and CEO of The Joseph Stevens Group
(JSG), a call center based travel agency which was recognized as one of the 100 largest travel agencies in the U.S. Mr. Rohrlick spearheaded the merger of JSG with 800 Travel Systems. The combined companies, with annual sales in excess of $80 million, completed a successful IPO in January 1998 (NASDAQ
IFLY). Prior to the launch of the travel business, Mr. Rohrlick was a telesolutions consultant to several National Football League teams as well as to various large Health Maintenance Organizations. He has a B.A. in Marketing Communications from the University of Connecticut and an M.B.A. in Telecommunications from National University.

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

     Raymond Roopnauth joined Guyana Telephone & Telegraph Company ("GT&T"), a subsidiary of the Company, in 1991 as Director of Technical Operations and was later appointed General Manager in 1997. As General Manager Mr. Roopnauth is responsible for the daily operations and financial performance of GT&T, including the expansion programs implemented by GT&T's Board. Prior to joining GT&T, Mr. Roopnauth worked with Cable & Wireless in Guyana for over seventeen years and in his last year he was Senior Engineer at International Services responsible for the construction and commissioning of Guyana's First Standard B Earth Station. Mr. Roopnauth graduated from Queens College in 1967 and was trained primarily at Cable & Wireless.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock, $.01 par value, was first listed on NASDAQ on November 14, 1991 under the symbol ATNI. As of March 24, 1997, the Company's Common Stock, $.01 par value, became listed on the American Stock Exchange ("AMEX") under the symbol "ANK". The following table sets forth quarterly market price ranges for the Company's Common Stock in 1997 and 1998:

  1997 Quarters                                       High          Low
  -------------                                       ----          ---
 1st...........................................      17-1/22         11
 2nd                                                13-13/16     10-1/4
 3rd                                                  14-1/4         11
 4th (through December 30, 1997)                      13-3/8     11-3/4



  1998 Quarters                                       High          Low
  -------------                                       ----          ---
 1st...........................................       15-1/2      7-5/8
 2nd                                                  16-1/4     10-7/8
 3rd                                                  14-1/8      6-3/4
 4th                                                  12-1/2      7-3/8


     The foregoing market prices in 1997 all relate to the Company's Common Stock before the split up transaction on December 30, 1997, in which the Company was divided into two separate publicly-owned companies.and the Company's capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

     The approximate number of holders of record of Common Stock as of March 17, 1999 was 53.

Dividends

     On December 15, 1998 the Board of Directors of the Company adopted a policy of paying quarterly dividends at the rate of $0.15 per share on the Company's Common Stock. Dividends at this rate were declared for payment in January and April 1999.

     The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors of the Company. The continuation or modification of the Company's current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and profitability of the Company and its subsidiaries and other factors deemed relevant at that time by the Board of Directors.


Item 6.  Selected Financial Data

                      SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data have been derived from and are qualified by reference to, the audited combined and consolidated financial statements of the Company. The selected historical combined and consolidated financial data should be read in conjunction with the audited combined and consolidated financial statements and related notes thereto of the Company as of December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998. All dollar amounts are in thousands, except per share data.

                                                   Years Ended December 31,
                                               ---------------------------------------------------------
                                                 1994       1995        1996       1997         1998
                                               --------------------------------------------   ----------
Statement of Operations Data:                                   Combined                      Consolidated
                                               --------------------------------------------   ----------

Telephone operations
Revenues:
     Local exchange service revenues                $754     $1,631      $2,463     $2,933       $9,444
     International long-distance revenues         76,820    128,939     145,080    113,865       84,028
     Other revenues                                  582        600         710        817        1,172
                                                 --------   --------   ---------  ---------     --------
       Total revenue                              78,156    131,170     148,253    117,615       94,644
Total operating expenses                          57,923     99,879     121,469     99,473       63,095
                                                 --------   --------   ---------  ---------     --------
Income from telephone operations                  20,233     31,291      26,784     18,142       31,549
Loss from other operations                          -          -           -          -            (373)
Other income (expense), net                       (3,137)    (2,544)     (1,502)    (1,117)       2,930
                                                 --------   --------   ---------  ---------     --------
Income from operations before income taxes
     and minority interest                        17,096     28,747      25,282     17,025       34,106
Income taxes                                       7,411     13,619      10,824      7,718       15,913
                                                 --------   --------   ---------  ---------     --------
Income from operations before minority
     interest                                      9,685     15,128      14,458      9,307       18,193
Minority interest                                 (1,696)    (2,390)     (2,096)    (1,372)      (2,281)
                                                 --------   --------   ---------  ---------     --------
Income from operations                            $7,989    $12,738     $12,362     $7,935      $15,912
                                                 ========   ========   =========  =========     ========
Basic net income per share                                                                        $3.25
                                                                                                ========
Diluted net income per share                                                                      $3.23
                                                                                                ========
Pro Forma Net Income Per Share                                                      $1.69
                                                                                  =========


                                                               Years Ended December 31,
                                               ---------------------------------------------------------
                                                 1994       1995        1996       1997         1998
                                               ---------- ---------- ---------- -----------   ----------
Balance Sheet Data:                                        Combined                        Consolidated
                                               ---------------------------------------------------------

Fixed Assets, net                                $91,025    $92,102     $97,780    $36,042      $46,431
Total assets                                     162,688    185,481     194,493    108,049      126,260
Short-term debt (including current portion of
     long-term debt)                              11,515     15,626      11,047      3,298        3,403
Long-term debt, net                               34,720     25,969      20,398     14,536       11,394
Stockholders' equity                              85,526     98,264     110,626     54,244       68,874


Historical income per share amounts have not been presented as this information is not considered meaningful.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives almost all of its revenues from international telephone services. In June 1998, the Company acquired a 75% interest in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging, for $1.7 million in cash and 15,873 shares of the Company's common stock. In July 1998, the Company acquired a 30% interest, with certain options to increase that interest to 40%, in Bermuda Digital Communications, Ltd., a Bermuda corporation which, when operational, will be the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company for $1.0 million in cash. The Company also provided a loan to Bermuda Digital Communications, Ltd. of $3.0 million at Citibank prime which was 7.75% at December 31, 1998 plus 3%. The Company has signed advisory fee contracts with both Digicom S.A. and Bermuda Ditigal Communications Ltd. compensating it at 6% of gross revenues for management services provided, effective from the respective acquisition dates. The assets, liabilities, and operations of Digicom S.A. and Bermuda Digital Communications, Ltd., individually and in the aggregate, are not currently material to the assets, liabilities, and operations of the Company on a consolidated basis.

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

     For accounting purposes, the December 1997 split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) has been treated as a non pro rata split off of a business in which the split off entity is to be accounted for at fair value. The Company has been considered to be the split off entity since Emerging Communications, Inc. had a greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. Accordingly, the balance sheet of the Company at December 31, 1997 has been adjusted to fair value as evidenced by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment includes an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholder's equity. The fair value adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 is not a reliable indicator of the Company's cost of replenishing its assets.

     The combined financial statements included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the years ended December 31, 1996 and 1997. These combined financial statements do not reflect the fair valuation adjustment arising from the split up transaction. Moreover, the combined statements of operations include interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split up transaction and certain expenses for the period from May 1, 1997 to December 31, 1997 which were reimbursed by Emerging Communications, Inc. as part of the split up transaction.

     As a result of the decline in 1997 in GT&T revenues and profits from audiotext traffic, on December 31, 1997 GT&T filed an application with the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates. Subsequently on March 27, 1998, the PUC reduced its interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. The reduced rates represented a substantial increase over the rates in effect during 1997 and earlier years. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates. In January 1999, after the Chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the Chairman from further participating in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the Chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the Chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the Chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications.

RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1998

     Telephone operating revenues for the year ended December 31, 1998 were $94.6 million as compared to $117.6 million for 1997. Net income for 1998 was $15.9 million or $3.25 per share ($3.23 per share on a fully diluted basis). Pro forma net income for 1997 was $8.3 million or $1.69 per share. The 1997 pro forma results give effect to the December 30, 1997 split-off transaction as if it had been completed at the beginning of 1997.

     Operating results for 1998 include a fourth-quarter net gain to ATN of $1.0 million arising from the devaluation during 1998 of the Guyana dollar, $4.5 million of revenues recognized in the third quarter as a result of a settlement with a foreign telecommunications carrier of a claim for the interruption of international long-distance dial service to Guyana during 1995, and approximately $3.8 million in other non-operating income in the first quarter of 1998 as a result of the settlement of a claim arising from the cancellation of an insurance policy. After excluding these unusual items, the Company's core operating revenues and earnings for 1998 were $90.1 million and $10.6 million respectively or $2.16 per share.

     The Company's revenues and pro forma net income for 1997 included the recognition of $9.5 million of outbound international long-distance revenues by GT&T for the period from October 1995 to January 1997 as a result of a Guyana High Court decision in 1997. After excluding this unusual item, the Company's core operating revenues and pro forma net income for 1997 were $108.1 million and $4.0 million or $0.81 per share.

     Excluding the one-time items in 1998 and 1997 discussed above, core revenues in 1998 decreased by $18.0 million or 17%. This decrease was due primarily to the expected decline in audiotext revenues at GT&T. GT&T's volume of audiotext traffic fluctuated between 8 and 9 million minutes per month in the first three quarters of 1997. In the fourth quarter of 1997, the volume of audiotext traffic declined to approximately 6.6 million minutes per month. In the four quarters of 1998, audiotext traffic further declined to an average of approximately 5.3 million, 5.0 million, 4.5 million, and 3.9 million minutes per month, respectively. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty.

     The decrease in audiotext revenues was partially offset by an increase in local exchange services, which increased from $2.9 million in 1997 to $9.4 million in 1998, an increase of $6.5 million or 222%. This increase in local exchange service revenues was primarily the result of the temporary rates granted by the Guyana Public Utilities Commission ("PUC") in response to a rate increase application filed by GT&T with the PUC on December 31, 1997. The increase is also partially attributable to an increase in lines in service to 60,000 at December 31, 1998 from approximately 55,000 at December 31, 1997, an increase of 5,000 lines or 9%.

     International long-distance inbound revenues other than audiotext increased to $31.0 million as compared to $25.1 million in 1997. This represents an increase in $5.9 million or 24% and correlates to an increase in inbound minutes of traffic from 44.5 million in 1997 to 49.8 million in 1998; an increase of 5.4 million minutes or 12%. The balance of the increase is due to changes in traffic mix and other factors. Management believes that this increase in inbound telephone traffic other than audiotext is indirectly the result of the increase in temporary rates for outbound long-distance traffic granted by the PUC in early 1998. Because a substantial portion of GT&T's international traffic, other than audiotext, consists of personal calls between Guyanese expatriates and their friends and families in Guyana, management believes that an increase in rates for outbound calls results not only in a decrease in the volume of outbound calls, but that decrease in outbound calls in turn stimulates an increase in the volume of inbound calls.

     As is noted elsewhere in this report (see "Business -- Regulation"), the FCC has adopted mandatory international settlement rate benchmarks for payments by U.S. telecommunications carriers to telecommunications carriers in other countries including Guyana, and AT&T has taken steps, including giving a notice of termination effective December 31, 1999 of the existing operating agreement between AT&T and GT&T to force GT&T to agree to a lower settlement rate for U.S.-Guyana traffic. Any significant reduction in the settlement rate for this traffic could have a significant adverse impact on GT&T's earnings since inbound traffic from the United States to Guyana significantly exceeds outbound traffic and since any significant reduction in the settlement rate for this traffic also might make it difficult for GT&T to continue to attract audiotext traffic from the United States on a profitable basis. Any of these events would provide GT&T with a basis to seek an increase in rates for local and outbound international service so as to permit GT&T to earn its contractually provided 15% rate of return. However, there can be no assurance as to when or whether GT&T would receive such a rate increase.

     Excluding the one-time accrual of $9.5 million of revenue in 1997 discussed above, international long-distance outbound revenues decreased from $17.1 million in 1997 to $15.1 million in 1998, a decrease of $2.0 million or 12%. This decrease in core international long-distance outbound revenues is primarily related to the increased rates awarded by the PUC, as the volume of outbound international long-distance traffic declined approximately 32% in 1998.

     After eliminating a $3 million gain from devaluation of the Guyana dollar (which after Guyana tax expense arising from the devaluation and minority interest results in the net gain to the Company of $1 million previously mentioned), core telephone operating expenses were $66.1 million in 1998 compared to $99.5 million in 1997. This represents a decrease of $33.4 million or 34%. This decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $31.4 million due to decreased traffic volumes. Core telephone operating expenses were approximately 73% of core telephone operating revenues in 1998 as compared to approximately 92% of core telephone operating revenues in 1997 (excluding from core operating revenues in each year and from core operating expenses in 1998 the effects of the one-time items discussed above). The decrease in core operating expense as a percentage of core operating revenues from 1997 to 1998 is due primarily to the decline in audiotext revenues, the decline in outbound traffic and associated international long-distance expenses, and the increases in local revenues as a result of the temporary rate increase awarded by the PUC.

     Other operations, revenues and expenses represent the operations of Digicom S.A. and are not material. The Company acquired a 75% interest in Digicom on June 2, 1998.

     Income from operations before interest expense, income taxes and minority interest for 1998 was $31.1 million as compared to $18.1 million for 1997. This represents an increase of $13 million or 72% and is principally a result of the factors affecting revenues and operating expenses discussed above.

     As has been noted above, in the first three months of 1998, the Company recorded approximately $3.8 million in other non-operating income as a result of the settlement of a claim arising from the cancellation of an insurance policy. This settlement was intended to compensate the Company for the increased cost of replacement insurance coverage over the remaining term of the cancelled insurance policy, which was approximately ten years. The increased cost of the Company's replacement insurance coverage will be accounted for as an expense over the remaining term and should not be material to the Company's results of operations in any period.

     The Company's effective tax rate for the year ended December 31, 1998 was 46.7% as compared to 45.3% for 1997. The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Years Ended December 31, 1996 and 1997

     Operating revenues for 1997 were $117.6 million as compared to $148.3 million for 1996, a decrease of $30.7 million, or 21%.

     The decrease was principally due to a $44.0 million, or 41%, decrease in audiotext traffic revenues at GT&T. GT&T's volume of audiotext traffic fluctuated between 9 and 10 million minutes per month in 1996. In 1997, the volume of audiotext traffic declined during the year to approximately 6 million minutes per month in the fourth quarter. The reduction in traffic volume is estimated to account for approximately $21.3 million, or 48% of the $44.0 million decrease in audiotext revenues in 1997. Chargebacks from a carrier for the year ended December 31, 1997 approximated $6.6 million, representing 15% of the decline in revenues from audiotext traffic. The remaining $16.1 million, or 37% of the decrease in audiotext revenues, resulted from a combination of the following: the mislabeling of the origin of certain traffic, changes in the traffic mix, certain accounting rate reductions, and the strength of the U.S. dollar against certain foreign currencies. Mislabeling of the origin of traffic occurs when a carrier reports traffic as coming from one country when it actually originated in another. Changes in traffic mix refers to the mix between countries of origins which have different accounting rates, and accounting rate reductions occur when the Company and a foreign administration (telephone company) agree to a change in rates. As a result of the above factors, GT&T's profit margins from this traffic also declined in 1997. Given the Company's recent experience, the Company expects the negative trend in audiotext revenues to continue (which could have a material adverse impact on the Company's total revenues), although the Company is unable to predict the magnitude of the decline in future revenues with any degree of certainty.

     GT&T's outbound international revenues for 1997 were $26.6 million, an increase of $14.3 million over the prior year even though traffic volumes were approximately 19% lower in 1997 than in 1996. The increase in revenues was principally a result of the recognition of $9.5 million in revenues relating to outbound international long distance revenues at GT&T for the period from October 1995 to January 1997. The balance of the increase is attributable to the restoration in January 1997 of the higher rates that were in effect in October 1995.

     Operating expenses for 1997 were $99.5 million, a decrease of $22.0 million or 18%, from operating expenses of $121.5 million for the prior year. The decrease was due principally to a decrease in audiotext and outbound traffic expense at GT&T of $24.4 million, due to decreased traffic volumes. Somewhat offsetting the decrease was an increase in plant specific and plant non-specific expenses which increased as a result of increased plant in service.

     Income from operations before interest expense, income taxes and minority interest for 1997 was $18.1 million, a decrease of $8.6 million or 32%, from income from operations before interest expense, income taxes and minority interest of $26.8 million for the prior year. This decrease is principally a result of the factors affecting revenues and operating expenses discussed above, even though GT&T recognized approximately $9.5 million of revenues relating to outbound international long distance revenues for the period October 1995 to January 1997 discussed above.

     Net interest expense decreased $385,000 due to reduced debt resulting in income before income taxes and minority interest for 1997 of $17.0 million, a decrease of $8.3 million or 33%, compared to $25.3 million for the prior year.

     The Company's effective tax rate for 1997 was 45.3% as compared to 42.8% for the corresponding period of the prior year.

     The minority interest in earnings consists of the Guyana government's 20% interest in GT&T.

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See Notes 12 and 13 to the Company's Combined and Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources will be adequate to meet current operating and capital needs. Without external financing, the Company expended a total of $2.7 illion in cash to acquire a 75% interest in Digicom S.A.and a 30% interst in Bermuda Digital Communications, Ltd. during 1998.Additionally the Company provided a $3.0 million loan to BDC. During 1998, GT&T repaid to the Company all inter-company loans. The Company's current primary source of funds is advisory fees from GT&T. If and when the tax and regulatory issues discussed in Notes 12 and 13 to the Combined and Consolidated Financial Statement included in this Report are resolved, the Company anticipates that GT&T may begin paying dividends to its stockholders, the Company and the Government of Guyana. These tax and regulatory issues could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     If and when the Company settles outstanding tax and regulatory issues with the Guyana government and the PUC, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. The Company has not estimated the cost to comply with the October 1997 PUC order to increase the number of telephone lines in service, but believes such a project would require significant capital expenditures that would require external financing. There can be no assurance that the Company will be able to obtain any such financing.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. During 1998 and in recent months GT&T has had some difficulty in converting significant amounts of Guyana currency into U.S. dollars. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At December 31, 1998, approximately $3.4 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

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

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. Subsequent to December 31, 1997, the Guyana dollar has declined in value to approximately 180 to the U.S. dollar at December 31, 1998.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented, except that, as is previously discussed in the comparison of 1998 and 1997 operating results, the Company recognized a net gain of $1.0 million in 1998 as a result of the devaluation of the Guyana dollar during 1998.

Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, and the matters discussed in Notes 12 and 13 to the Combined and Consolidated Financial Statements Included in this Report.

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


Item 8.  Financial Statements and Supplementary Data

     Combined and consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None not previously reported.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, 1999, and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

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

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

     Combined and consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

2. Financial Statement Schedules

     Financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules which appears on page F-1 hereof.

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1998.

     (c) Exhibits

Exhibit No.          Description
-----------          ------------

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

     (e) Non-Competition Agreement, dated as of December 30, 1997, among Emerging Communications, Inc., Atlantic Tele-Network, Inc., and Jeffrey J. Prosser.

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


                             ATLANTIC TELE-NETWORK, INC.

March 26, 1999

                             By:    /s/ Cornelius B. Prior, Jr.
                             ----------------------------------
                                        Cornelius B. Prior, Jr.
                                Chief Executive Officer, Chairman of the
                                Board and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                     Title                                  Date

/s/ Cornelius B. Prior, Jr.  Chief Executive Officer, Chairman   March 26, 1999
Cornelius B. Prior, Jr.       of the Board and Secretary


/s/ Kevin P. Hemenway         Chief Financial Officer and        March 26, 1999
Kevin P. Hemenway              Treasurer

/s/ James B. Ellis            Director                           March 26, 1999
  James B. Ellis

 /s/ Ernst Burri              Director                           March 26, 1999
   Ernst Burri

/s/ Henry Wheatley            Director                           March 26, 1999
  Henry Wheatley

                         ATLANTIC TELE-NETWORK, INC.
                               AND SUBSIDIARIES

                Combined and Consolidated Financial Statements
          for the Years Ended December 31, 1996, 1997, and 1998 and
                 Report of Independent Public Accountants and
                         Independent Auditors' Report

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
------------------------------------------------------------------------------


INDEX


                                                                     PAGE

Report of Independent Public Accountants                              F-2

Independent Auditors' Report                                          F-3

Consolidated Balance Sheets                                           F-4

Combined and Consolidated Statements of Operations                    F-5

Combined and Consolidated Statements of Stockholders' Equity          F-6

Combined and Consolidated Statements of Cash Flows                    F-7

Notes to Combined and Consolidated Financial Statements               F-8

Financial Statement Schedules:

 I - Condensed Financial Statements of Atlantic Tele-Network, Inc.
          (Parent Company Only)                                      F-24
II - Valuation and Qualifying Accounts                               F-28


All other schedules are omitted because they are not applicable or because the required information is shown elsewhere herein.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To: Atlantic Tele-Network, Inc.


     We have audited the accompanying consolidated balance sheet of ATLANTIC TELE-NETWORK, INC. (a Delaware corporation) AND SUBSIDIARIES as of
December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc and subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Arthur Andersen LLP


Atlanta, Georgia
March 5, 1999

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Atlantic Tele-Network, Inc. and subsidiary

     We have audited the accompanying consolidated balance sheet of Atlantic Tele-Network, Inc. and subsidiary as of December 31, 1997, and the related combined statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statements schedules listed in the Index on Item 14. These financial statements are the responsibility of Atlantic Tele-Network, Inc. and subsidiary's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such combined and consolidated financial statements present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.





Deloitte & Touche LLP


Omaha, Nebraska
March 20, 1998


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(Columnar Amounts in Thousands)
----------------------------------------------------------------------------------------------------------


                                                                                  1997           1998
                                                                               ------------   ------------

ASSETS

Current assets:
  Cash and cash equivalents                                                        $15,803        $35,116
  Accounts receivable, net                                                          38,077         24,448
  Materials and supplies                                                             3,536          4,988
  Prepayments and other current assets                                               1,039          1,861
                                                                               ------------   ------------
          Total current assets                                                      58,455         66,413
                                                                               ------------   ------------

Fixed assets:
  Property, plant and equipment                                                     39,042         51,126
  Less accumulated depreciation                                                     -              (4,695)
                                                                               ------------   ------------
           Net fixed assets                                                         39,042         46,431
                                                                               ------------   ------------

Uncollected surcharges, net of current portion                                       5,941          1,802
Investment in and advances to Bermuda Digital Communications, Ltd.                  -               3,944
Other assets                                                                         4,611          7,670

                                                                               ============   ============
          Total assets                                                            $108,049       $126,260
                                                                               ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                         $10,382        $11,863
  Accrued taxes                                                                      3,391          8,636
  Advance payments and deposits                                                        809            969
  Other current liabilities                                                          2,854          1,924
  Current portion of long-term debt                                                  3,298          3,403
                                                                               ------------   ------------
           Total current liabilities                                                20,734         26,795
                                                                               ------------   ------------

Deferred income taxes                                                                2,464            502
Long-term debt, excluding current portion                                           14,536         11,394
                                                                               ------------   ------------
           Total liabilities                                                        37,734         38,691
                                                                               ------------   ------------

Minority interests                                                                  16,071         18,695
                                                                               ------------   ------------

Contingencies and commitments (Notes 11 and 12)

Stockholders' equity:
Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
none issued and outstanding                                                         -              -
Common stock, par value $.01 per share; 20,000,000 shares authorized;
4,909,000 shares issued and 4,909,000 and 4,847,400 outstanding, respectively           49             49
  Treasury stock, at cost                                                           -                (555)
Paid-in capital                                                                     54,195         54,195
Retained earnings                                                                   -              15,185
                                                                               ------------   ------------
           Total stockholders' equity                                               54,244         68,874

                                                                               ============   ============
           Total liabilities and stockholders' equity                             $108,049       $126,260
                                                                               ============   ============


     The accompanying notes are an integral part of these combined and consolidated financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------

                                                                   1996             1997              1998
                                                                 Combined         Combined        Consolidated
                                                              -------------    --------------   ---------------

Telephone Operations
Revenues:
  Local exchange service revenues                                   $2,463            $2,933            $9,444
  International long-distance revenues                             145,080           113,865            84,028
  Other revenues                                                       710               817             1,172
                                                              -------------    --------------   ---------------
           Total revenues                                          148,253           117,615            94,644
                                                              -------------    --------------   ---------------

Operating expenses:
  Plant specific operations                                          4,902             5,707             6,450
  Plant nonspecific operations                                       6,017             7,099             6,377
  Customer operations                                                2,474             2,538             2,799
  Corporate operations                                               5,838             6,061             2,753
  International long-distance expenses                              94,457            70,094            38,689
  Taxes other than income taxes                                        574               657               941
  General and administrative expenses                                7,207             7,317             5,086
                                                              -------------    --------------   ---------------
           Total operating expenses                                121,469            99,473            63,095
                                                              -------------    --------------   ---------------

           Income from telephone operations                         26,784            18,142            31,549
                                                              -------------    --------------   ---------------

Other operations:
  Revenues of other operations                                       -                 -                 1,011
  Expenses of other operations                                       -                 -                 1,384
                                                              -------------    --------------   ---------------
           Loss from other operations                                -                 -                  (373)
                                                              -------------    --------------   ---------------

Other income (expense):
  Interest expense                                                  (3,991)           (3,794)           (2,290)
  Interest income                                                    2,489             2,677             1,643
  Other income (expense), net                                        -                 -                 3,577
                                                              -------------    --------------   ---------------
           Other income (expense), net:                             (1,502)           (1,117)            2,930
                                                              -------------    --------------   ---------------

Income before income taxes and minority interests                   25,282            17,025            34,106
Income taxes                                                        10,824             7,718            15,913
                                                              -------------    --------------   ---------------
Income before minority interests                                    14,458             9,307            18,193
Minority interests                                                  (2,096)           (1,372)           (2,281)
                                                              -------------    --------------   ---------------

Net income                                                         $12,362            $7,935           $15,912
                                                              =============    ==============   ===============

Net income per share
           Basic                                                                                         $3.25
                                                                                                ===============

           Diluted                                                                                       $3.23
                                                                                                ===============

Weighted average common stock outstanding
           Basic                                                                                         4,901
                                                                                                ===============

           Diluted                                                                                       4,923
                                                                                                ===============


     The accompanying notes are an integral part of these combined and consolidated financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       Additional                    Total
                                                           Common        Treasury       Paid-in     Retained      Stockholders'
                                                           Stock          Stock         Capital      Earnings       Equity
                                                           ---------    ----------    ----------   -----------   -------------


Combined Balance, December 31, 1995                            $123        $ -          $81,852       $16,289         $98,264

  Net income                                                   -             -             -           12,362          12,362
                                                           ---------    ----------    ----------   -----------     -----------

Combined Balance, December 31, 1996                             123          -           81,852        28,651         110,626

  Net income                                                   -             -             -            7,935           7,935

  Purchase and cancellation of 765,562
    shares of Company common stock                               (8)         -             -          (17,392)        (17,400)

  Split-off of subsidiaries and fair valuation
    of net assets                                               (66)         -          (27,657)      (19,194)        (46,917)
                                                           ---------    ----------    ----------   -----------     -----------

Consolidated Balance, December 31, 1997                          49          -           54,195         -              54,244

  Purchase of 61,600 treasury shares of common stock           -             (555)         -            -                (555)

  Dividend on common stock                                     -             -             -             (727)           (727)

  Net income                                                   -             -             -           15,912          15,912

                                                           ---------    ----------    ----------   -----------     -----------
Consolidated Balance, December 31, 1998                         $49         $(555)      $54,195       $15,185         $68,874
                                                           =========    ==========    ==========   ===========     ===========



     The accompanying notes are an integral part of these combined and consolidated financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------


                                                                             1996            1997            1998
                                                                           Combined        Combined      Consolidated
                                                                           -----------    ----------     ------------

Cash flows from operating activities:
  Net income                                                                 $12,362        $7,935          $15,912
  Adjustments to reconcile net income to net
    cash flows provided by operating activities
    (excluding the effects of acquisitions):
      Depreciation and amortization                                            4,890         5,289            4,307
      Deferred income taxes                                                    3,370         2,961           (2,897)
      Minority interests                                                       2,096         1,372            2,281
      Equity in losses of Bermuda Digital Communications Ltd.                 -              -                  209
      Changes in operating assets and liabilities:
        Accounts receivable                                                     (253)       11,187           11,556
        Materials and supplies, prepayments and other current assets             215          (894)          (1,293)
        Uncollected surcharges                                                 1,220        (2,822)           6,327
        Accounts payable and accrued liabilities                               5,350        (4,038)           1,352
        Accrued taxes                                                         (4,863)        1,970            5,210
        Other                                                                     82         2,200           (2,279)
                                                                          -----------    ----------     ------------
           Net cash flows provided by operating activities                    24,469        25,160           40,685
                                                                          -----------    ----------     ------------

Cash flows from investing activities:
  Capital expenditures                                                       (10,534)       (7,633)          (9,994)
  Investment in consolidated subsidiary, net of cash received                 -              -               (1,842)
  Investment in and advances to Bermuda Digital Communications Ltd.           -              -               (4,153)
  Split-off transaction costs                                                 -             (4,509)          -
  Change in affiliate borrowings                                                (261)       19,918           -
  Other investments                                                           -              -                 (750)
                                                                          -----------    ----------     ------------
           Net cash flows (used in) provided by investing activities         (10,795)        7,776          (16,739)
                                                                          -----------    ----------     ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                 (9,360)       (7,693)          (3,351)
  Repayments on notes                                                           (790)         (222)          -
  Purchase of common stock                                                    -            (17,400)            (555)
  Dividends declared on common stock                                          -              -                 (727)
                                                                          -----------    ----------     ------------
           Net cash flows used in financing activities                       (10,150)      (25,315)          (4,633)
                                                                          -----------    ----------     ------------

Net change in cash and cash equivalents                                        3,524         7,621           19,313

Cash and cash equivalents, beginning of year                                   4,658         8,182           15,803
                                                                          -----------    ----------     ------------

Cash and cash equivalents, end of year                                        $8,182       $15,803          $35,116
                                                                          ===========    ==========     ============

Supplemental cash flow information:
  Interest paid                                                               $3,611        $3,035           $1,747
                                                                          ===========    ==========     ============

  Income taxes paid                                                          $11,186        $4,093           $7,784
                                                                          ===========    ==========     ============

Non-cash activities:
  Split-off of subsidiaries and fair valuation of net assets                 $ -           $42,408          $ -
                                                                          ===========    ==========     ============

     The accompanying notes are an integral part of these combined and consolidated financial statements.

                 ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                 Years ended December 31, 1996, 1997, and 1998
                        (Columnar Amounts in Thousands)



1.    ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80% owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns a 75% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest in Bermuda Digital Communications, Ltd., ("BDC") a Bermuda corporation which, when operational, will be the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory and marketing services for GT&T, Digicom and BDC for a management fee equal to 6% of gross revenues.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - Effective December 30, 1997, ATN split-off into two separate public companies (the "Transaction"). One, Emerging Communications, Inc., contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its 80% owned subsidiary, GT&T. The combined financial statements of ATN for the years ended December 31, 1996 and 1997 are the separate financial statements relating to ATN's business and operations in Guyana, including its 80% owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the combined financial statements. The combined financial statements of ATN present the results of operations and cash flows for each of the two years in the period ended December 31, 1997 as if the business, operations and activities included in the combined financial statements were conducted by a separate entity. The accompanying consolidated balance sheets as of December 31, 1997 and 1998 and the results of operations and cash flows for the year ended December 31, 1998 include the accounts of the Company and its majority owned subsidiaries GT&T and Digicom. All material intercompany transactions and balances have been eliminated.

     The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force ("EITF") 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners" at values as determined by market capitalization of ATN subsequent to the Transaction. The excess of original cost over fair value has been allocated to reduce the values assigned to long-term assets, primarily property, plant and equipment and intangibles.

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

     Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

     Materials and Supplies - Materials and supplies are carried in inventory principally at weighted average cost.

     Fixed Assets - The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 4.5%, 4.5% and 9.2% for GT&T for the years ended December 31, 1996, 1997 and 1998, respectively. With respect to GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized in connection with ordinary retirements of depreciable property. Repairs and replacements of minor items of property are charged to maintenance expense. At January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission ("PUC"). The lives adopted have neither been approved nor disapproved by the PUC as of the date of this report.

     Long-Lived Assets - In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the carrying value of property, plant and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

     Revenue Recognition - Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. In determining revenue, the Company estimates the country of origin of traffic it receives from foreign carriers to determine the appropriate rate to apply to minutes of long distance traffic carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

     Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     Credit Concentrations and Significant Customers - Revenues from AT&T, MCI, British Telecom and Teleglobe, consisting of international long-distance revenues, comprised approximately 36%, 21%, 12% and 12%, respectively, of total revenues for 1996, 31%, 11%, 9% and 18%, respectively, of total revenues for 1997 and 27%, 11%, 9% and 18%, respectively, of total revenues for 1998. No other customers accounted for more than 10% of total revenues. Substantially all of the connecting companies accounts receivable are due from these companies.

     A significant portion of the Company's international long-distance revenue discussed above is generated by GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider accounted for $83 million, $39 million and $19 million of these revenues for the years ended December 31, 1996, 1997 and 1998, respectively, and another audiotext provider accounted for $20 million, $18 million and $10 million of these revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

     Foreign Currency Gains and Losses - With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 1996 and 1997, foreign currency gains and losses related primarily to settlements with foreign carriers and approximated $51,000 and $(1,507,000) respectively. In the year ended December 31, 1998, foreign currency gains and losses arose primarily from the devaluation of the Guyana dollar during 1998 and amounted to a net gain of $2,985,000. All of the foregoing gains and losses are included in the accompanying combined and consolidated statements of operations.

     Regulatory Accounting - GT&T accounts for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly under SFAS No. 71, plant and equipment is depreciated over lives approved by regulators and certain costs and obligations are deferred based upon approvals received from regulators to permit recovery of such amounts in future years. GT&T's audiotext revenues are not subject to regulation but are taken into account by the regulator in setting regulated rates which permit the recovery of GT&T's costs and a return on investment. These unregulated revenues and any costs which pertain solely to these unregulated revenues are not accounted for under SFAS No. 71 principles.

     Reclassifications - Certain reclassifications have been made to the financial statements of 1996 to conform to the 1997 classification.

     Business Segment Information - The Company and its subsidiaries operate primarily in two reportable segments. The two segments are the telephone operations segment which relates to GT&T and the radio and paging segment which relates to Digicom. For 1998, the radio and paging segment is not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

     Fair Value of Financial Instruments - The Company's financial instruments include cash and cash equivalents, debt, and other short-term assets and liabilities. The fair value of long term debt is established using a discounted cash flow analysis. As of December 31, 1997 and 1998, the estimated fair value of the Company's financial instruments approximates their carrying value.

     Pro Forma Net Income Per Share - Historical income per share is not presented in the combined financial statements for the years ended December 31, 1996 and 1997 as the information is not considered meaningful. Pro forma net income per share as if the Transaction had occurred January 1, 1997 is calculated as follows:

                                                       (Unaudited)
                                                           1997
                                                       -------------

Net income as reported                                       $7,935
Reduction in depreciation                                     2,712
Elimination of interest income from subsidiary, net
  of interest expense on debt transferred to ECI             (1,716)
Tax effect                                                     (637)
                                                       -------------

Pro forma net income                                         $8,294
                                                       =============

Pro forma net income per share                                $1.69
                                                       =============

Pro forma shares outstanding                                  4,909
                                                       =============

     Net Income Per Share - Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company's stock options are potentially dilutive securities. In the year ended December 31, 1998, potentially dilutive securities were dilutive and, therefore, are included in diluted net income per share. A reconcilation of basic net income per share to diluted net income per share for the year ended December 31, 1998 follows:


                                               Weighted         Net Income
                            Net Income      Average Shares      Per Share
                           -------------     ------------      -------------

Basic net income                $15,912            4,901          $3.25

Dilutive securities:
         Stock options          -                     22          (0.02)
                           -------------     ------------      -------------

Diluted net income              $15,912            4,923          $3.23
                           =============     ============      =============

3.    ACQUISITIONS

     Effective June 2, 1998, the Company acquired a 75% interest in Digicom, a Haitian corporation principally engaged in dispatch radio mobile telecommunications and paging for $1.7 million in cash and a commitment to issue in the future 15,873 shares of ATN common stock. The Company has signed an advisory fee contract with Digicom compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. The acquisition has been accounted for as a purchase in accordance with APB No.16, "Business Combinations." Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to $874,000 and has been included in other assets in the accompanying consolidated balance sheet and is being amortized on a straight line basis over 15 years.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants which would enable the Company to increase its investment up to 40% under certain circumstances, in BDC for $1.0 million in cash. The Company also provided a loan to BDC of $3.0 million at Citibank prime of 7.75% at December 31, 1998, plus 3%. The Company has signed an advisory fee contract with BDC compensating it at 6% of gross revenues for management services provided, effective from the acquisition date.

     BDC is a Bermuda corporation, which when operational, will be the sole cellular and PCS competitor to a regional telephone company. This investment is accounted for under the equity method of accounting. For the year ended December 31, 1998, the Company recorded equity in losses of BDC of $209,000 which are included in the accompanying combined and consolidated statements of operations in other income (expense), net.



4.    ACCOUNTS RECEIVABLE

     As of December 31, 1997 and 1998 accounts receivable consist of the following:

                                                                              1997        1998
                                                                         ------------------------
Subscribers, net of allowance for doubtful accounts of $502,000
  and $651,000, respectively                                                  $2,406      $2,878
Connecting companies, net of allowance for doubtful accounts
  of $0 and $2,000,000, respectively                                          29,834      17,884
Uncollected surcharges - current portion                                       5,479       3,291
Other                                                                            358         395
                                                                             -------     -------

                                                                             $38,077     $24,448
                                                                            ========    ========

5.    FIXED ASSETS

   As of December 31, 1997 and 1998, fixed assets consist of the following:

                                                  1997        1998
                                              -------------------------

  Outside plant                                    $17,057     $19,914
  Central office equipment                          13,502      22,025
  Land and building                                  3,248       4,428
  Station equipment                                  1,178       1,715
  Furniture and office equipment                       382         899
  Construction in process                            3,245         983
  Other                                                430       1,162
                                              -------------------------

    Total property, plant and equipment            $39,042     $51,126
                                              =========================

     As a result of the valuation of net assets in the split-off Transaction in accordance with APB Opinion No. 29 and EITF 96-4, net property values at December 31, 1997 were reduced by approximately $49.2 million from their previous carrying value, which was based primarily on historical cost. The reduced carrying value of property, plant and equipment is significantly below replacement value.


6.    OTHER ASSETS

As of December 31, 1997 and 1998, other assets consist of the following:

                                                         1997        1998
                                                      ------------------------


Debt service reserve fund and escrow account               $3,900      $3,900
Goodwill, net of accumulated amortization of $34,000          -           840
Prepaid pension                                               425         497
Equipment Deposits                                            -         1,392
Other                                                         286       1,041
                                                         ---------    --------

                                                           $4,611      $7,670
                                                         =========    ========



7.    LONG-TERM DEBT

     As of December 31, 1997 and 1998, long term-debt consist of the following:


                                                                    1997          1998
                                                                 ------------------------

Notes payable to Northern Telecom International Finance B.V.
(NTIF) by GT&T under a $34 million equipment financing
agreement (the GT&T Equipment Loan)                                  $17,834     $14,536
Other                                                                 -              261
                                                                    ---------   ---------
                                                                      17,834      14,797
Less current portion                                                   3,298       3,403
                                                                    ---------   ---------

                                                                     $14,536     $11,394
                                                                    =========   =========


     The GT&T Equipment Loan requires monthly principal payments totaling $275,000 plus interest with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loan are at fixed rates ranging from 9.17% to 11.29% as of December 31, 1997 and 1998.

     The GT&T Equipment Loan is guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. GT&T is also required to maintain a debt service reserve fund under this loan agreement. The balance of this fund, included in other assets in the accompanying consolidated balance sheets, was $3.9 million at December 31, 1997 and 1998.


     Future maturities of the long-term debt at December 31, 1998 are as follows:

     1999                                   $3,403
     2000                                    3,409
     2001                                    3,272
     2002                                    2,742
     2003                                    1,496
     Thereafter                                475
                                        ===========
                                           $14,797
                                        ===========

8.    EQUITY

      Common Stock

     During 1998, the Board of Directors of the Company authorized a quarterly dividend of $0.15 per share. The first dividend was declared in 1998 to be paid January 13, 1999 to stockholders of record as of December 29, 1998 and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

     Treasury Stock

     During 1998, the Board of Directors authorized a stock repurchase program under which up to 250,000 shares of the Company's common stock may be repurchased by the Company. The shares of common stock repurchased will be available for compensation plans of the Company. During 1998, the Company paid $555,000 to repurchase 61,600 shares of common stock.

     Stock Options

     During the year ended December 31, 1998, the Board of Directors of the Company adopted a stock option plan for the Company, reserved 250,000 shares of common stock for options to be granted under the plan and granted options to employees to purchase 130,000 shares of the Company's common stock at an exercise price of $ 9.625 per share (the estimated fair value per share of the common stock at the date of grant). The options have terms of 10 years and vest ratably over a period of 4 years. The adoption of the plan and the grant of the options are subject to approval by the stockholders of the Company on or before October 30, 1999.

     During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 was used.

     The Company has elected to continue to account for its stock-based compensation plans under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company's common stock granted to employees during the year December 31, 1998 using the Black-Scholes option pricing model, as allowed under SFAS No. 123 and based on the following assumptions:



                                             1998
                                        ------------
       Risk-free interest rate              4.49%
       Expected dividend yield               6%
       Expected lives                     5 years
       Expected volatility                  72%

     At December 31, 1998 there were 130,000 options outstanding with a weighted average remaining contractual life of 9.8 years and a weighted average exercise price of $9.625 per share. The weighted average fair value of options granted during the year ended December 31, 1998 was $3.95 per share subject to option, or $514,000 in aggregate. If the Company had accounted for these options in accordance with SFAS No. 123, the Company would have amortized this fair value over the vesting period of the options resulting in $9,000 compensation expense for the year ended December 31, 1998. The Company's reported net income and net income per share for the year ended December 31, 1998 would have been as follows:


Net income:
   As reported- Basic and diluted:                         $15,912
                                                       ============

   Pro forma- Basic and diluted:                           $15,903
                                                       ============

Earnings per share
   As reported and pro forma - Basic                         $3.25
                                                       ============


   As reported and pro forma - Diluted                       $3.23
                                                       ============




9.    INCOME TAXES

     The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense:




                                                                       Years Ended December 31,
                                                                 -------------------------------------
                                                                    1996         1997        1998
                                                                 -------------------------------------

Tax computed at statutory U.S. federal income
  tax rates                                                           $8,849       $5,959     $11,937
Guyana income taxes in excess of statutory U.S. rates                  1,965        1,314       2,914
Other, net                                                                10          445       1,062
                                                                   ---------     --------     --------

Income tax expense                                                   $10,824       $7,718     $15,913
                                                                   =========     ========     ========



     The components of income tax expense are comprised of the following:


                                                                       Years Ended December 31,
                                                                 -------------------------------------
                                                                    1996         1997        1998

Current:
  United States                                                       $1,302       $1,445      $2,087
  Foreign                                                              4,948        3,312      12,142
Deferred                                                               4,574        2,961       1,684
                                                                   ---------     --------     --------

                                                                     $10,824       $7,718     $15,913
                                                                   =========     ========     ========


     The significant components of deferred tax assets and liabilities are as follows:

                                                                     December 31,
                                                               -------------------------
                                                                  1997         1998
                                                               -------------------------

Deferred tax assets:
  Differences between book and tax basis of property                  $ -          $308
  Non-deductible expense                                               659        1,534
                                                                  --------     ---------
                                                                       659        1,842
Deferred tax liabilities:
  Differences between book and tax basis of property                 1,229         -
  Revenues not recognized for tax purposes                           1,520        1,035
                                                                   --------     ---------
                                                                     2,749        1,035
                                                                   --------     ---------

Net deferred tax assets (liabilities)                               (2,090)         807

Portion included in current assets                                     374        1,309

                                                                  =========    =========
Non - current deferred tax liabilities                             $(2,464)       $(502)
                                                                  =========    =========

     At December 31, 1997 and 1998, unremitted earnings of foreign subsidiaries were approximately $47,782,000 and $57,048,000, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for. The determination of the amount of U.S. tax which would be payable if such unremitted foreign earnings were repatriated through dividend remittances is not practicable in that any U.S. taxes payable on such dividends would be significantly offset by foreign tax credits. Pursuant to the term of the purchase agreement with the government of Guyana, there are no withholding taxes applicable to distributions from GT&T.

10.    RETIREMENT PLANS

     The Company has a noncontributory defined benefit pension plan for eligible employees of GT&T who meet certain age and employment criteria. Contributions are intended to provide not only for benefits attributed for service to date, but also for those expected to be earned in the future. The Company's funding policy is to contribute to the plan such amounts that are actuarially determined to meet funding requirements. The benefits are based on the participants' average salary or hourly wages during the last three years of employment and credited service years. In 1998, the Company adopted, SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits" which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

     The weighted average rates assumed in the actuarial calculations for the pension plan were:

                                                                           1997         1998
                                                                           ----         ----
Discount                                                                    8.25%      10.50%
Annual salary increase                                                      7.50%       7.50%
Expected long-term return on plan assets                                    9.25%       9.25%



     Changes during the year in the projected benefit obligations and in the fair value of plan assets were as follows:

                                                                           1997            1998
                                                                           ----            ----

 Projected benefit obligations:
 Balance at beginning of year                                              $1,050         $2,266
     Adjustments at the beginning of the year                                 (39)          (240)
     Service cost                                                             167            294
     Interest cost                                                            130            146
     Benefits paid                                                          -                (59)
     Foreign currency exchange rate changes                                   (11)          (459)
     Actuarial (gain) loss                                                    969           (681)
                                                                        ----------        --------

 Balance at end of year                                                    $2,266         $1,267
                                                                        ==========        ========



 Plan assets:
 Balance at beginning of year                                                $625         $1,328
     Actual return on plan assets                                              10            126
     Company contributions                                                    700            603
     Benefits paid                                                          -                (66)
     Foreign currency exchange rate changes                                    (7)          (411)
                                                                        ----------      ----------

 Balance at end of year                                                    $1,328         $1,580
                                                                        ==========      ==========


     The accrued pension costs recognized in the balance sheets were as follows:

                                                                             1997           1998
                                                                             ----           ----
Funded status                                                               $(938)          $313
Unrecognized prior service cost                                               230            168
Unrecognized net actuarial loss                                             1,133             16
                                                                          --------       --------
Prepaid asset recognized in the
accompanying consolidated balance sheets                                     $425           $497
                                                                          ========       ========


     Components of the plans net periodic pension cost were as follows:

                                                         1996          1997         1998
                                                         ----          ----         ----

Service cost                                             $135          $168         $294
Interest cost                                             101           131          146
Expected return on plan assets                            (65)          (62)        (131)
Net amortization                                           16            17           45
                                                       -------      --------      -------

Net periodic pension cost                                $187          $254         $354
                                                       =======      ========      =======

11.    REGULATORY MATTERS

     On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission ("PUC") for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. In January 1999, after the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications.

     In October 1995, the PUC issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The consumer advisory bureau's suit is still pending. Effective on October 1, 1997, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to January 1997 pending an ultimate trial on the merits of the Consumer Advisory Bureau's suit and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. As of December 31, 1998, GT&T had collected approximately $6 million of the lost revenues. The 1997 PUC Act, which has not yet come into effect, contains provisions which appear to prohibit GT&T from collecting any portion of the lost revenues which remain uncollected on the effective date of the Act and may require GT&T to refund all amounts previously collected in excess of the rates in effect on January 1, 1996.

     In January 1997, the PUC ordered GT&T to cease paying management fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. GT&T has appealed the PUC's order to the Guyana High Court and obtained a stay of the PUC's order pending determination of that appeal. As of December 31, 1998 GT&T had fully paid to the Company all of the amounts at issue.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters; (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails to refuses to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     On October 30, 1998, the U.S. Federal Trade Commission ("FTC") issued for comments a proposed rule which would expand the definition of "pay-per-call" services to include audiotext services such as those which GT&T terminates in Guyana. The FTC previously received comments and conducted a workshop in 1997 in an earlier phase of this proceeding. If adopted in its present form the FTC's proposed rule would require, among other things, that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would have the effect of prohibiting a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext but not to international audiotext, and provides a collection advantage for international audiotext over domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, the provisions described above may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.

12.    CONTINGENCIES AND COMMITMENTS

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

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The government agreed to permit rate increases in the event of currency devaluation within the 3 year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The requirements of the Plan have now been substantially completed.

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

     In June 1997, GT&T received an assessment of the current equivalent of approximately $3 million from the Commissioner of Inland Revenue for taxes for 1997 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed had been upheld for an earlier year in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the court of the merits of GT&T's application.

     In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessments violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the Court of the merits of GT&T's application.

     The Federal Communications Commission ("FCC") has issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries, including Guyana. The FCC classified countries as low-income, middle-income, high-income based upon World Bank data. Guyana is classified as a low-income country. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute. The FCC stated in the Report and Order that it expects U.S. licensed carriers to negotiate proportionate annual reductions. AT&T recently sought a $.125 per minute decrease in the settlement rate for traffic between Guyana and the United States. GT&T has declined to agree to this reduction, and AT&T has given GT&T notice terminating the current operating agreement between AT&T and GT&T effective December 31, 1999. Any significant reduction in the settlement rates for U.S. - Guyana traffic could have a significant adverse impact on GT&T's earnings. While such an event would also provide GT&T with a basis to seek a rate increase from the PUC so as to permit GT&T to earn its contractually provided 15% rate of return, there can be no assurances to when or whether GT&T would receive such a rate increase.


13.    RELATED PARTY TRANSACTIONS

     Prior to December 30, 1997, the Company previously shared certain general and administrative costs with its former affiliate, Atlantic Tele-Network Co. These shared costs were allocated in approximately the same proportion as operating revenues of the affiliate bore to total operating revenues of the Company. Management believes the allocation methods used were reasonable. However, such allocation was not necessarily indicative of the costs that would have been incurred if the companies had been operated as unaffiliated entities. It is not practical to estimate these costs on a stand-alone basis.

     The Company retired interest bearing notes receivable from its former affiliates of $25,136,000 at December 30, 1997. The notes bore interest at prime plus 1.5% which was 8.5% at December 30, 1997. Interest income for the years ended December 31, 1996 and 1997, was $2,155,000 and $2,228,000,
respectively. Interest was not charged on certain other notes receivable from affiliates.

     During 1997 the Company retired demand notes payable to a stockholder of $222,000 with an interest rate of 9.58%.

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the year ended December 31, 1998:

                                                   Consolidated - Three Months Ended
                                        --------------------------------------------------------
                                         March 31        June 30       Sept. 30       Dec. 31
                                        ------------   ------------  -------------  ------------

1998
Revenues                                    $22,362        $23,742        $27,308       $21,232
Operating expenses                           16,797         17,232         17,336        11,730
                                           ---------      ---------     ----------     ---------
Income from telephone operations              5,565          6,510          9,972         9,502

Loss from other operations                   -              -                 (77)         (296)

Other income (expense), net                   3,407           (112)          (147)         (218)
                                           ---------      ---------     ----------     ---------
Income before income taxes and
  minority interests                          8,972          6,398          9,748         8,988
Income taxes                                  3,690          2,842          4,445         4,936
                                           ---------      ---------     ----------     ---------
Income before minority interests              5,282          3,556          5,303         4,052
Minority interests                             (411)          (461)          (856)         (553)
                                           ---------      ---------     ----------     ---------

Net income                                   $4,871         $3,095         $4,447        $3,499
                                           =========      =========     ==========     =========

     Following is a summary of the Company's quarterly results of operations for the year ended December 31, 1997:


                                                     Combined - Three Months Ended
                                        --------------------------------------------------------
                                         March 31        June 30       Sept. 30       Dec. 31
                                        ------------   ------------  -------------  ------------

1997
Revenues                                    $31,742        $27,160        $36,796       $21,917
Operating expenses                           26,606         26,229         24,908        21,730
                                           ---------      ---------     ----------     ---------
Income from telephone operations              5,136            931         11,888           187
Other income (expense), net                    (352)          (338)          (252)         (175)
                                           ---------      ---------     ----------     ---------
Income before income taxes and
  minority interests                          4,784            593         11,636            12
Income taxes                                  2,044            347          5,167           160
                                           ---------      ---------     ----------     ---------
Income before minority interests              2,740            246          6,469          (148)
Minority interests                             (300)            (4)        (1,067)           (1)
                                           ---------      ---------     ----------     ---------

Net income (loss)                            $2,440           $242         $5,402         ($149)
                                           =========      =========     ==========     =========

15.    SUBSEQUENT EVENTS (UNAUDITED)

     During the period subsequent to December 31, 1998, the Company repurchased 188,400 shares of its common stock at an aggregate cost of $1.8 million or an average price of $9.43 per share under a stock repurchase program authorized by the Board of Directors during 1998. This repurchase completed the program which authorized 250,000 shares of common stock to be repurchased by the management of the Company.

     During the period subsequent to December 31, 1998, 50,000 stock options were forfeited by an employee.

     On March 11, 1999, the Company announced that its Board of Directors declared a quarterly dividend of $0.15 per share payable on April 14, 1999 on all its common shares outstanding, to shareholders of record as of March 31, 1999.


                                                                                SCHEDULE I
                                        ATLANTIC TELE-NETWORK, INC.
                                           (Parent Company Only)

                                CONDENSED STATEMENTS OF FINANCIAL POSITION
                                        December 31, 1997 and 1998
                                      (Columnar Amounts in Thousands)

                                                                                      1997               1998
                                                                                   ----------         ---------


ASSETS
     Current assets:
          Cash                                                                        $5,482           $20,979
          Other current assets                                                           103               124
                                                                                   ----------         ---------
                                                                                       5,585            21,103
                                                                                   ----------         ---------

     Property and equipment                                                              118               458
     Less accumulated depreciation                                                      -                  (93)
                                                                                   ----------         ---------
                                                                                         118               365


     Investment in consolidated subsidiaries                                          28,566            42,826
     Advances to consolidated subsidiaries                                            23,705             2,640
     Investment in and advances to Bermuda Digital Communications Ltd.                  -                3,944
     Other assets                                                                        164               843
                                                                                   ==========         =========
            Total Assets                                                             $58,138           $71,721
                                                                                   ==========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
          Accounts payable                                                            $2,792            $1,673
          Accrued taxes                                                                  927             1,082
          Other current liabilities                                                      175                92
                                                                                   ----------         ---------
                                                                                       3,894             2,847
                                                                                   ----------         ---------

     Contingencies and commitments

     Stockholders' equity:

          Preferred stock                                                               -                  -
          Common stock                                                                    49                49
          Treasury stock                                                                -                 (555)
          Paid-in capital                                                             54,195            54,195
          Retained earnings                                                             -               15,185
                                                                                   ----------         ---------
                                                                                      54,244            68,874
                                                                                   ----------         ---------

          Total Liabilities and stockholders' equity                                 $58,138           $71,721
                                                                                   ==========         =========

See note to condensed financial statements.



                                                                             SCHEDULE I
                                                                             (Continued)
                                      ATLANTIC TELE-NETWORK, INC.
                                         (Parent Company Only)

                                  CONDENSED STATEMENTS OF OPERATIONS
                             YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                       (Columnar Amounts in Thousands, Except Per Share Amounts)

                                                                       Years Ended December 31,
                                                               -----------------------------------------

                                                                     1996           1997          1998
                                                                   Combined       Combined
                                                                  ---------      ---------     ---------

Management fees                                                     $8,895         $7,057        $5,739
Interest income                                                      4,490          4,645         2,066
Other income, net                                                      -               36         3,075
                                                                  ---------      ---------     ---------
                                                                    13,385         11,738        10,880
Expenses:
  Interest                                                             548            533             2
  General and administrative                                         7,207          7,317         5,122
                                                                  ---------      ---------     ---------
                                                                     7,755          7,850         5,124
                                                                  ---------      ---------     ---------

Income before income taxes and equity in undistributed
  earnings of subsidiaries                                           5,630          3,888         5,756
Income taxes                                                         1,651          1,445         2,102
                                                                  ---------      ---------     ---------

Income before equity in undistributed earnings of subsidiaries       3,979          2,443         3,654
Equity in undistributed earnings of subsidiaries                     8,383          5,492        12,467
Equity in loss of Bermuda Digital Communications Ltd.                  -              -            (209)
                                                                  ---------      ---------     ---------
Net income                                                         $12,362         $7,935       $15,912
                                                                  =========      =========     =========


Net income per share
           Basic                                                                                  $3.25
                                                                                               =========

           Diluted                                                                                $3.23
                                                                                               =========

Weighted average common stock outstanding
           Basic                                                                                  4,901
                                                                                               =========

           Diluted                                                                                4,923
                                                                                               =========

Pro forma net income per share                                                      $1.69
                                                                                 =========

Pro forma common stock outstanding                                                  4,909
                                                                                 =========

See note to condensed financial statements.


                                                                                          SCHEDULE I
                                                                                          (Continued)
                                            ATLANTIC TELE-NETWORK, INC.
                                               (Parent Company Only)

                                         CONDENSED STATEMENTS OF CASH FLOWS
                                   YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
                                          (Columnar Amounts in Thousands)

                                                                                   Years Ended December 31,
                                                                         -----------------------------------------
                                                                            1996           1997           1998
                                                                          Combined       Combined
                                                                          ----------    ----------   ------------

Cash flow from operating activities:
  Net income                                                                $12,362         $7,935        $15,912
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Equity in undistributed earnings of subsidiaries                       (8,383)        (5,492)       (12,467)
      Equity in losses of Bermuda Digital Communications Ltd.                  -              -               209
      Deferred income taxes                                                    (348)          -              -
      Depreciation and amortization                                             784            518            142
      Change in operating assets and liabilities:
        Other assets                                                         (1,120)         1,727             50
        Other liabilities                                                        (7)           895         (1,047)
        Other                                                                   138            364           -
                                                                          ---------       ---------      ---------
           Net cash flows from operating activities                           3,426          5,947          2,799

Cash flows from investing activities:
  Change in affiliate borrowings                                                669         21,205         21,065
  Investment in consolidated subsidiary, net of cash received                  -              -            (1,842)
  Investment in and advances to Bermuda Digital Communications Ltd.            -              -            (4,153)
  Capital expenditures                                                         -               (36)          (340)
  Split-off transaction costs                                                  -            (4,509)          -
  Other investments                                                            -              -              (750)
                                                                           ---------       ---------      ---------
           Net cash flows from investing activities                             669         16,660         13,980

Cash flows from financing activities:
  Net repayments on notes                                                      (790)          (222)          -
  Repayment of long-term debt                                                (4,342)           (81)          -
  Purchase of Company stock                                                    -           (17,400)          (555)
  Dividends declared on common stock                                           -              -              (727)
                                                                           ---------      ---------      ---------
           Net cash flows from financing activities                          (5,132)       (17,703)        (1,282)

                                                                           ---------      ---------      ---------
Net change in cash                                                           (1,037)         4,904         15,497

Cash, beginning of year                                                       1,615            578          5,482
                                                                           ---------      ---------      ---------

Cash, end of year                                                              $578         $5,482        $20,979
                                                                           =========      =========      =========

Supplemental cash flow information:
  Interest paid                                                                $542           $515             $2
                                                                           =========      =========      =========

  Income taxes paid                                                            $620         $2,310         $1,580
                                                                           =========      =========      =========

Non-cash activities:
  Split-off of subsidiaries                                                   $ -          $42,408          $ -
                                                                           =========      =========      =========


See note to condensed financial statements.

ATLANTIC TELE-NETWORK, INC.
(PARENT COMPANY ONLY)

NOTE TO CONDENSED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998
-----------------------------------------------------------------------------


A.    SIGNIFICANT ACCOUNTING POLICIES

     Investment in Subsidiaries - Atlantic Tele-Network, Inc.'s investment in subsidiaries is accounted for using the equity method.

     Basis of Presentation - Effective December 30, 1997, Atlantic Tele-Network, ("ATN or the Company") split-off into two separate public companies (the "Transaction"). One, Emerging Communications, Inc., contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its 80% owned subsidiary, GT&T. The condensed financial statements of ATN for the years ended December 31, 1996 and 1997 are the separate financial statements relating to ATN's business and operations in Guyana, including its 80% owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of the condensed financial statements for these years

     The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted for in accordance with Accounting Principles Board Opinion No. 29 entitled, "Accounting for Nonmonetary Transactions" and Emerging Issues Task Force 96-4 entitled, "Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners" at values as determined by market capitalization of ATN subsequent to the Transaction. The excess of original cost over fair value has been allocated to reduce the values assigned to long-term assets, primarily property, plant and equipment and intangibles.


                                                                                                    Schedule II
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)
----------------------------------------------------------------------------------------------------------------


                                                   Balance at       Charged to       Net          Balance
                                                    Beginning        Costs and      Charge        at End
                                                    of Period        Expenses        Offs        of Period
                                                    ---------        ---------     ---------     ---------

YEAR ENDED DECEMBER 31, 1996:
  Description:
    Allowance for doubtful accounts                  $1,378           $(165)         $656           $557
    -------------------------------                  ------           ------         ----           ----


YEAR ENDED DECEMBER 31, 1997:
  Description:
    Allowance for doubtful accounts                    $557             $159         $214           $502
                                                       ----             ----         ----           ----


YEAR ENDED DECEMBER 31, 1998:
  Description:
    Allowance for doubtful accounts                    $502           $2,291         $142         $2,651
                                                       ====           ======         ====         ======




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES



     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated March 5, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
March 5, 1999