Form 10-Q
period 1999-03-31
ATLANTIC TELE NETWORK INC /DE
filed 1999-05-04
CIK 879585

________________________________________________________________________
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended March 31, 1999

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of March 31, 1999, the registrant had outstanding 4,659,000 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------
                                                                                    -----------------------------
                                                                                     December 31,    March 31,
                                                                                        1998           1999
ASSETS                                                                                              (Unaudited)
                                                                                    ----------       ----------


Current assets:
  Cash and cash equivalents                                                           $35,116         $33,695
  Accounts receivable, net                                                             24,448          24,503
  Materials and supplies                                                                4,988           5,139
  Prepayments and other current assets                                                  1,861           3,539
                                                                                    ----------      ----------
          Total current assets                                                         66,413          66,876
                                                                                    ----------      ----------

Fixed assets:
  Property, plant and equipment                                                        51,126          53,024
  Less accumulated depreciation                                                        (4,695)         (6,028)
                                                                                    ----------      ----------
           Net fixed assets                                                            46,431          46,996
                                                                                    ----------      ----------

Uncollected surcharges, net of current portion                                          1,802           1,713
Investment in and advances to Bermuda Digital Communications, Ltd.                      3,944           3,934
Other assets                                                                            7,670           7,817
                                                                                    ==========      ==========
          Total assets                                                               $126,260        $127,336
                                                                                    ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                            $11,863         $12,699
  Accrued taxes                                                                         8,636           9,083
  Advance payments and deposits                                                           969           1,028
  Other current liabilities                                                             1,924           2,220
  Current portion of long-term debt                                                     3,403           3,403
                                                                                    ----------      ----------
           Total current liabilities                                                   26,795          28,433

Deferred income taxes                                                                     502           1,000
Long-term debt, excluding current portion                                              11,394          10,517
                                                                                    ----------      ----------
           Total liabilities                                                           38,691          39,950
                                                                                    ----------      ----------

Minority interests                                                                     18,695          18,974
                                                                                    ----------      ----------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                          -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    4,909,000 shares issued and 4,909,000 and 4,659,000 outstanding, respectively          49              49
  Treasury stock, at cost                                                                (555)         (2,331)
  Paid-in capital                                                                      54,195          54,195
  Retained earnings                                                                    15,185          16,499
                                                                                    ----------      ----------
           Total stockholders' equity                                                  68,874          68,412

                                                                                    ==========      ==========
           Total liabilities and stockholders' equity                                $126,260        $127,336
                                                                                    ==========      ==========



The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1999
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------


                                                                             Three months ended March 31,
                                                                                1998            1999
                                                                                     (Unaudited)
                                                                              ---------       ---------
Telephone operations
Revenues:
  Local exchange service revenues                                               $2,213          $1,943
  International long-distance revenues                                          19,901          18,452
  Other revenues                                                                   248             346
                                                                              ---------       ---------
           Total revenues                                                       22,362          20,741
                                                                              ---------       ---------

Operating expenses:
  International long-distance expenses                                          10,973           9,410
  Telephone operating expenses                                                   4,678           5,093
  General and administrative expenses                                            1,146           1,365
                                                                              ---------       ---------
           Total operating expenses                                             16,797          15,868
                                                                              ---------       ---------

           Income from telephone operations                                      5,565           4,873
                                                                              ---------       ---------

Other operations:
  Revenues of other operations                                                    -                332
  Expenses of other operations                                                    -                460
                                                                              ---------       ---------
           Loss from other operations                                             -               (128)
                                                                              ---------       ---------

Other income (expense):
  Interest expense                                                                (581)           (480)
  Interest income                                                                  238             550
  Other income (expense), net                                                    3,750            (105)
                                                                              ---------       ---------
           Other income (expense), net:                                          3,407             (35)
                                                                              ---------       ---------

Income before income taxes and minority interests                                8,972           4,710
Income taxes                                                                     3,690           2,418
                                                                              ---------       ---------
Income before minority interests                                                 5,282           2,292
Minority interests                                                                (411)           (279)
                                                                              ---------       ---------

Net income                                                                      $4,871          $2,013
                                                                              =========       =========

Net income per share:
           Basic                                                                 $0.99           $0.42
                                                                              =========       =========

           Diluted                                                               $0.99           $0.42
                                                                              =========       =========

Weighted average common stock outstanding:
           Basic                                                                 4,909           4,757
                                                                              =========       =========

           Diluted                                                               4,909           4,757
                                                                              =========       =========

The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998, AND 1999
(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------
                                                                                Three months ended March 31,
                                                                                  1998            1999
                                                                                        (Unaudited)
                                                                                 -----------------------

Net cash flows provided by operating activities:                                 $11,143          $3,913
                                                                               ----------      ----------

Cash flows from investing activities:
  Capital expenditures                                                            (2,663)         (1,898)
  Advances to Bermuda Digital Communications, Ltd.                                  -                (84)
                                                                               ----------      ----------
           Net cash flows used in investing activities                             (2,663)         (1,982)
                                                                               ----------      ----------

Cash flows from financing activities:
  Repayment of long-term debt                                                       (825)           (877)
  Purchase of common stock                                                          -             (1,776)
  Dividends declared on common stock                                                -               (699)
                                                                               ----------      ----------
           Net cash flows used in financing activities                              (825)         (3,352)
                                                                               ----------      ----------

Net change in cash and cash equivalents                                            7,655          (1,421)

Cash and cash equivalents, beginning of period                                    15,803          35,116
                                                                               ----------      ----------

Cash and cash equivalents, end of period                                         $23,458         $33,695
                                                                               ==========      ==========

Supplemental cash flow information:
  Interest paid                                                                     $447            $366
                                                                               ==========      ==========

  Income taxes paid                                                                 $594          $1,079
                                                                               ==========      ==========

  Depreciation and Amortization Expense                                             $927          $1,333
                                                                               ==========      ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
                   Three Months Ended March 31, 1998 and 1999

             (Columnar Amounts in Thousands, Except Per Share Data)
                                   (Unaudited)



     1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns a 75% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest in Bermuda Digital Communications, Ltd., ("BDC"), a Bermuda corporation which, when operational as "Cellular One," will be the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory and marketing services for GT&T, Digicom and BDC for a management fee equal to 6% of gross revenues.

     2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and susidiaries at December 31, 1998 has been taken from audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1998 Annual Report on Form 10-K, as filed with the SEC.

     3. USE OF ESTIMATES

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

     4. NET INCOME PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". That statement requires the disclosure of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, is antidilutive to the calculation as of March 31, 1999. There were no dilutive securities outstanding as of March 31, 1998.

     5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its financial position upon adoption of SFAS No. 133.

     "Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the Company's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company expects no material impact to its financial position upon adoption of SOP 98-1 or SOP 98-5.

     6. ACQUISITIONS

     Effective June 2, 1998, the Company acquired a 75% interest in Digicom, a Haitian corporation principally engaged in dispatch radio mobile telecommunications and paging, for $1.7 million in cash and a commitment to issue in the future 15,873 shares of ATN common stock. The Company has signed an advisory fee contract with Digicom compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. The acquisition has been accounted for as a purchase in accordance with Accounting Principles Board No. 16, "Business Combinations." Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net tangible assets acquired amounted to $874,000 and has been included in other assets in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over 15 years.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants which would enable the Company to increase its investment up to 40% under certain circumstances, in BDC for $1 million in cash. The Company has signed an advisory fee contract with BDC compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. BDC is a Bermuda corporation, which, when operational as "Cellular One", will be the sole cellular and PCS competitor to a regional telephone company.

     7. REGULATORY MATTERS

     On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission ("PUC") for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. In January 1999, after the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications. In April 1999, the PUC furnished to GT&T a preliminary report of the PUC's staff to the Commissioners for a response by GT&T. In this report, the staff challenged GT&T's computation of rate base and expense in several respects and concluded with a recommendation that the temporary rates currently in effect for local service should be reduced by approximately $2.7 million, rather than being increased as GT&T is seeking. GT&T expects to vigorously dispute the staff's conclusions. GT&T and the Company are also involved in discussions with officials at the highest levels in the Guyana government seeking to resolve all outstanding PUC and Guyana tax issues affecting GT&T. There can be no assurance as to how or when any or all of these issues will be resolved.

     In October 1995, the PUC issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The consumer advisory bureau's suit is still pending. Effective on October 1, 1997, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to January 1997 pending an ultimate trial on the merits of the Consumer Advisory Bureau's suit and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. As of March 31, 1999, GT&T had collected approximately $7.5 million of the lost revenues. The 1997 PUC Act, which has not yet come into effect, contains provisions which appear to prohibit GT&T from collecting any portion of the lost revenues which remain uncollected on the effective date of the Act and may require GT&T to refund all amounts previously collected in excess of the rates in effect on January 1, 1996.

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

     8. CONTINGENCIES AND COMMITMENTS

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

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The government agreed to permit rate increases in the event of currency devaluation within the 3 year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC is currently holding hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The requirements of the Plan were substantially completed during 1998.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                     Conditions and Results of Operations


     Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the Regulatory Considerations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report and matters discussed in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1998.

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

     Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange and international telephone services.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Telephone operating expenses consist of plant specific operations, plant non-specific operations (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of expenses of the parent company.


     RESULTS OF OPERATIONS

     Three Months ended March 31, 1998 and 1999

     Net income for the first quarter of 1999 was $2.0 million, or $0.42 per share, on operating revenues of $20.7 million, as compared to net income of $4.9 million, or $0.99 per share on operating revenues of $22.4 million in the first quarter of 1998. The Company recorded approximately $3.8 million in other non-operating income resulting from the cancellation of an insurance policy in the first quarter of 1998. The settlement was intended to compensate the Company for the increased cost of replacement insurance coverage over the remaining term of the cancelled insurance policy. After exclusion of the effect of the insurance settlement, core earnings from operations would have been $2.6 million or $.53 per share for the first quarter of 1998

     Telephone operating revenues were $20.7 million for the quarter ended March 31, 1999 compared to $22.4 million for the quarter ended March 31, 1998; a decrease of $1.7 million or 7.6%. Revenues in 1999 include a reduction of approximately $1.5 million due to an apparent re-origination of international long-distance traffic through France Telecom via AT&T, which management suspects actually originated substantially in the United States and the United Kingdom and would have normally been settled at a higher rate. This apparent re-origination of traffic accounted for approximately $488,000, or $0.11 per share of the reduction of earnings for the quarter ended March 31, 1999 as compared to the prior year.

     Inbound sent paid and outcollect international long-distance revenues, which have the highest margin of all international long-distance revenues, increased by $1.0 million for the quarter ended March 31, 1999 over the corresponding period of 1998, principally due to an increase in inbound minutes of traffic of approximately 15% and despite the suspected re-origination of U.S.A and U.K. traffic discussed above. Audiotext revenues, which have a lower profit margin than inbound sent paid and outcollect international long-distance revenues, declined in 1999 compared to 1998 as a result of a 25% reduction in audiotext traffic minutes over 1998, coupled with the suspected re-origination of U.S.A. and U.K. traffic. Outbound long-distance revenues, which have a lower profit margin than either inbound sent paid and outcollect or audiotext international long distance revenues, also declined in 1999 over 1998 by approximately $700,000. This decline is principally the result of a 27% devaluation of the Guyana dollar from approximately 142 to the U.S. dollar in the first quarter of 1998 to approximately 180 to the U.S. dollar in 1999, coupled with a temporary rate increase granted by the PUC during 1998 and its corresponding effect on outbound long-distance demand.

     The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty. The Company is also unable to predict the outcome of its ongoing investigation of the suspected re-origination of traffic and its potential effect on future international long-distance revenues at this time.

     Local exchange revenue declined $270,000 despite the increase in lines in service of 10% over 1998, due almost entirely to the 27% devaluation of the Guyana dollar during late 1998, discussed above.

     Operating expenses were $15.9 million for the first quarter of 1999 as compared to $16.8 million for the corresponding period in 1998, a decrease of $900,000 or 5.5%. This decrease was principally due to a $1.6 million decrease in international long-distance traffic expenses as a result of reduced audiotext and outbound international long-distance traffic minutes and revenues. The decline in international long-distance expense was partially offset by increases in telephone operating and general and administrative expenses.

     Telephone operating expenses were approximately 77% of telephone operating revenues for the three months ended March 31, 1999 as compared to 75% for the same period of the prior year. This increase is principally the result of decreased revenues due to the suspected re-origination of USA and UK traffic through France Telecom with no corresponding decrease in total telephone operating expenses other than international long-distance expense.

     Income from telephone operations for the three months ended March 31, 1999 was $4.9 million as compared to $5.6 million for the corresponding period of 1998. This represents a decrease of $692,000 or 12% for the three months ended March 31, 1999 over the corresponding period of the prior year. This change is principally a result of the factors affecting revenues and operating expenses discussed above.

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

     The Company's effective tax rate for the three months ended March 31, 1999 was 51% as compared to 41% for the corresponding period of the prior year. The change in the effective tax rate is due primarily to $2.9 million of the $3.8 million from the settlement of a claim with an insurance carrier, discussed above, being taxed at the United States statutory rate of 35% for 1998 rather than the Guyana statutory rate of 45%. The 1999 effective tax rate is also increased because the Company's equity in losses at Digicom S.A. and Bermuda Digital Communications, Ltd. do not generate a tax benefit to the Company for 1999 since the tax jurisdictions are separate and distinct from either the United States or Guyana.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

     Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See notes 7 and 8 to the Company's Consolidated Condensed Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

     Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources will be adequate to meet its current operating and capital needs. The Company's current primary source of funds is advisory fees from GT&T. If and when the tax and regulatory issues discussed in Notes 7 and 8 to the Consolidated Condensed Financial Statements included in this Report are resolved, the Company anticipates that GT&T may begin paying dividends to its stockholders, which are the Company and the government of Guyana. These tax and regulatory issues could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     If and when the Company settles outstanding issues with the Guyana government and the Public Utilities Commission of Guyana ("PUC") with regard to GT&T's Expansion Plan and its rates for service, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. The Company has not estimated the cost to comply with the October 1997 PUC order to increase the number of telephone lines in service, but believes such a project would require significant capital expenditures that would require external financing. There can be no assurance that the Company will be able to obtain any such financing.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. However as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. While there are no legal restrictions on the conversion of Guyana currency into U.S dollars or other hard currencies, or in the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. GT&T has had some difficulty in converting significant amounts of Guyana currency into U.S. dollars during 1998 and in recent months. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements for the foreseeable future, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At March 31, 1999, approximately $5.0 million of the Company's total cash balances consisted of balances denominated in the Guyana dollar.

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

     Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar has declined in value to approximately 180 to the U.S. dollar.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented.

     Year 2000 Compliance

     The inability of computer hardware, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  Atlantic Tele-Network, Inc.


Date: May 4, 1999                                 /s/ Cornelius B. Prior, Jr.
-----------------                                 ---------------------------
                                                  Cornelius B. Prior, Jr.
                                                  Secretary



Date: May 4, 1999                                 /s/ Kevin P. Hemenway
-----------------                                 ---------------------
                                                  Kevin P. Hemenway
                                                  Chief Financial Officer