Form 10-Q
period 1999-06-30
ATLANTIC TELE NETWORK INC /DE
filed 1999-08-12
CIK 879585

________________________________________________________________________
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
    ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended June 30, 1999

                                      OR

        |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-19551

   ________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 1999, the registrant had outstanding 4,659,000 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------
                                                                                      -------------------------------
                                                                                       December 31,       June 30,
                                                                                          1998              1999
ASSETS                                                                                                   (Unaudited)
                                                                                      -------------     -------------


Current assets:
  Cash and cash equivalents                                                                $35,116           $31,956
  Accounts receivable, net                                                                  24,448            22,424
  Materials and supplies                                                                     4,988             4,899
  Prepayments and other current assets                                                       1,861             3,210
                                                                                      -------------     -------------
          Total current assets                                                              66,413            62,489
                                                                                      -------------     -------------

Fixed assets:
  Property, plant and equipment                                                             51,126            56,223
  Less accumulated depreciation                                                             (4,695)           (7,397)
                                                                                      -------------     -------------
           Net fixed assets                                                                 46,431            48,826
                                                                                      -------------     -------------

Uncollected surcharges, net of current portion                                               1,802             1,619
Investment in and advances to Bermuda Digital Communications, Ltd.                           3,944             4,650
Other assets                                                                                 7,670             6,388
                                                                                      =============     =============
          Total assets                                                                    $126,260          $123,972
                                                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $11,863           $12,767
  Accrued taxes                                                                              8,636             5,252
  Advance payments and deposits                                                                969               987
  Other current liabilities                                                                  1,924             2,056
  Current portion of long-term debt                                                          3,403             3,403
                                                                                      -------------     -------------
           Total current liabilities                                                        26,795            24,465

Deferred income taxes                                                                          502             1,497
Long-term debt, excluding current portion                                                   11,394             9,666
                                                                                      -------------     -------------
           Total liabilities                                                                38,691            35,628
                                                                                      -------------     -------------

Minority interests                                                                          18,695            19,170
                                                                                      -------------     -------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                            -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    4,909,000 shares issued and 4,909,000 and 4,659,000 outstanding, respectively               49              49
  Treasury stock, at cost                                                                     (555)         (2,331)
  Paid-in capital                                                                           54,195          54,195
  Retained earnings                                                                         15,185          17,261
                                                                                      -------------   -------------
           Total stockholders' equity                                                       68,874          69,174

                                                                                      =============   =============
           Total liabilities and stockholders' equity                                     $126,260        $123,972
                                                                                      =============   =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999
(Columnar Amounts in Thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------

                                                               Three months ended         Six months ended
                                                                  June 30,                        June 30,
                                                                1998            1999            1998            1999
                                                          ------------    ------------    ------------    ------------
                                                                   (Unaudited)                     (Unaudited)

Telephone operations:
Revenues:
  Local exchange service revenues                              $2,421          $2,082          $4,634          $4,025
  International long-distance revenues                         21,081          15,811          40,982          34,263
  Other revenues                                                  240             408             488             754
                                                          ------------    ------------    ------------    ------------
           Total revenues                                      23,742          18,301          46,104          39,042
                                                          ------------    ------------    ------------    ------------

Operating expenses:
  International long-distance expenses                         10,302           8,083          21,275          17,493
  Telephone operating expenses                                  5,612           4,927          10,290          10,020
  General and administrative expenses                           1,318           1,451           2,464           2,816
                                                          ------------    ------------    ------------    ------------
           Total operating expenses                            17,232          14,461          34,029          30,329
                                                          ------------    ------------    ------------    ------------

           Income from telephone operations                     6,510           3,840          12,075           8,713
                                                          ------------    ------------    ------------    ------------

Other operations:
  Revenues of other operations                                 -                  385          -                  717
  Expenses of other operations                                 -                  476          -                  936
                                                          ------------    ------------    ------------    ------------
           Loss from other operations                          -                  (91)         -                 (219)
                                                          ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                               (566)           (463)         (1,147)           (943)
  Interest income                                                 454             506             692           1,056
  Other income (expense), net                                  -                 (140)          3,750            (245)
                                                          ------------    ------------    ------------    ------------
           Other income (expense), net:                          (112)            (97)          3,295            (132)
                                                          ------------    ------------    ------------    ------------

Income before income taxes and minority interests               6,398           3,652          15,370           8,362
Income taxes                                                    2,842           1,996           6,532           4,414
                                                          ------------    ------------    ------------    ------------
Income before minority interests                                3,556           1,656           8,838           3,948
Minority interests                                               (461)           (195)           (872)           (474)
                                                          ------------    ------------    ------------    ------------

Net income                                                     $3,095          $1,461          $7,966          $3,474
                                                          ============    ============    ============    ============

Net income per share:
           Basic                                               $0.63           $0.31           $1.62           $0.74
                                                          ============    ============    ============    ============

           Diluted                                             $0.63           $0.31           $1.62           $0.74
                                                          ============    ============    ============    ============

Weighted average common stock outstanding:
           Basic                                               4,909           4,659           4,909           4,709
                                                          ============    ============    ============    ============

           Diluted                                             4,909           4,659           4,909           4,709
                                                          ============    ============    ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998, AND 1999
(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------

                                                                                  Six months ended June 30,
                                                                                    1998             1999
                                                                               -----------------------------
                                                                                         (Unaudited)


Net cash flows provided by operating activities:                                    $15,246             $7,770
                                                                               -------------      -------------

Cash flows from investing activities:
  Capital expenditures                                                               (4,509)            (5,097)
  Acquisition of Digicom, S.A., net of cash received                                 (1,819)           -
  Advances to Bermuda Digital Communications, Ltd.                                  -                     (931)
                                                                               -------------      -------------
           Net cash flows used in investing activities                               (6,328)            (6,028)
                                                                               -------------      -------------

Cash flows from financing activities:
  Repayment of long-term debt                                                        (1,650)            (1,728)
  Purchase of common stock                                                          -                   (1,776)
  Dividends declared on common stock                                                -                   (1,398)
                                                                               -------------      -------------
           Net cash flows used in financing activities                               (1,650)            (4,902)
                                                                               -------------      -------------

Net change in cash and cash equivalents                                               7,268             (3,160)

Cash and cash equivalents, beginning of period                                       15,803             35,116
                                                                               -------------      -------------

Cash and cash equivalents, end of period                                            $23,071            $31,956
                                                                               =============      =============

Supplemental cash flow information:
  Interest paid                                                                        $872               $719
                                                                               =============      =============

  Income taxes paid                                                                  $3,445             $1,429
                                                                               =============      =============

  Depreciation and Amortization Expense                                              $1,932             $2,702
                                                                               =============      =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 1998 and 1999

            (Columnar Amounts in Thousands, Except Per Share Data)
                                  (Unaudited)


         1.  ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns a 75% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (plus warrants which would enable the Company to increase its investment to 45% under certain circumstances in Bermuda Digital Communications, Ltd., ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory and marketing services for GT&T, Digicom and BDC for a management fee equal to 6% of gross revenues.

         2.  BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and susidiaries at December 31, 1998 has been taken from audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotees included in the Company's 1998 Annual Report on Form 10-K, as filed with the SEC.

         3. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In determining revenue, the Company estimates the country of origin of traffic it receives from foreign carriers to determine the appropriate rate to apply to minutes of long distance traffic carried by the Company. Additionally, the Company establishes reserves for possible "refiling" or mislabeling of the origin of traffic, possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

         4.  NET INCOME PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". That statement requires the disclosure of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, is antidilutive to the calculation as of June 30, 1999. There were no dilutive securities outstanding as of June 30, 1998.

         5. NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's original required adoption date was January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 15, 2001 for Companies with calendar year fiscal years. The Company expects no material impact to its financial position upon adoption of SFAS No. 137

     "Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the Company's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company expects no material impact to its financial position upon adoption of SOP 98-1 or SOP 98-5.

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

     On July 17, 1998, the Company acquired a 30% equity interest, plus certain warrants in BDC for $1 million in cash. The Company has signed an advisory fee contract with BDC compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. BDC is a Bermuda corporation which operates under the name "Cellular One", and is the sole cellular and PCS competitor to the Bermuda Telephone Company.

         7. REGULATORY MATTERS

     On December 31, 1997, GT&T applied to the Guyana Public Utilities Commission ("PUC") for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. In January 1999, after the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications. In April 1999, the PUC furnished to GT&T a preliminary report of the PUC's staff to the Commissioners for a response by GT&T. In this report, the staff challenged GT&T's computation of rate base and expense in several respects and concluded with a recommendation that the temporary rates currently in effect for local service should be reduced by approximately $2.7 million, rather than being increased as GT&T is seeking. GT&T has filed a response to the PUC disputing the staff's conclusions. GT&T and the Company are also involved in discussions with officials at the highest levels in the Guyana government seeking to resolve all outstanding PUC and Guyana tax issues affecting GT&T. There can be no assurance as to how or when any or all of these issues will be resolved.

     In October 1995, the PUC issued an order that rejected the request of GT&T for substantial increases in all telephone rates and temporarily reduced rates for outbound long-distance calls to certain countries. In most cases, the existing rates were already less than GT&T's payment obligations to foreign carriers. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order in regard to rates and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. GT&T initially instituted a surcharge effective May 1, 1997 to collect the lost revenue, but temporarily withdrew it when the Guyana Consumers Advisory Bureau (a non-governmental group in Guyana) instituted a suit to block it. The consumer advisory bureau's suit is still pending. Effective on October 1, 1997, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to January 1997 pending an ultimate trial on the merits of the Consumer Advisory Bureau's suit and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. As of June 30, 1999, GT&T had collected approximately $8.5 million of the lost revenues. The 1997 PUC Act, which has not yet come into effect, (and under a bill pending in the Guyana legislature may never come into effect), contains provisions which appear to prohibit GT&T from collecting any portion of the lost revenues which remain uncollected on the effective date of the Act and may require GT&T to refund all amounts previously collected in excess of the rates in effect on January 1, 1996.

     In January 1997, the PUC ordered GT&T to cease paying management fees to the Company and to recover from the Company approximately $25 million of such fees paid by GT&T to the Company since January 1991. GT&T appealed the PUC's order to the Guyana High Court. In July 1999 the Court found that the PUC's procedure violated principles of natural justice and ordered the PUC to conduct a new hearing in the matter.

     At December 31, 1996, GT&T owed the Company approximately $23 million for advances made from time to time for the working capital and capital expenditure needs of GT&T. GT&T's indebtedness to the Company was evidenced by a series of promissory notes. In March 1997, the PUC voided substantially all of the promissory notes then outstanding for its' alleged failure to comply with certain provisions of the PUC law. The PUC ordered that no further payments be made on any of the outstanding notes and that GT&T recover from the Company all amounts theretofore paid. The order also provided that the PUC would be willing to authorize the payment of any amounts properly proven to the satisfaction of the PUC to be due and payable from GT&T to the Company. As of December 31, 1998 GT&T had fully paid to the Company all of the amounts at issue. GT&T appealed the PUC's order to the Guyana High Court. In July 1999 the Court found that the PUC's procedure violated principles of natural justice and ordered the PUC to conduct a new hearing in the matter.

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

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters; (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails or refuses to meet reasonable demands for service in that public utility sector. "While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

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

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The government agreed to permit rate increases in the event of currency devaluation within the 3 year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC has commenced but not concluded hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The requirements of the Plan were substantially completed during 1998.

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

         Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange, cellular and international telephone services. The Company also owns a 75% interest (acquired in June 1998) in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (acquired in July 1998) plus warrants which would enable the Company to increase that interest to 45% in certain circumstances in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company. The Company has signed advisory fee contracts with both Digicom and Bermuda Digital Communications Ltd. compensating it at 6% of gross revenues for management services provided, effective from the acquisition dates. The assets, liabilities, and operations of Digicom and Bermuda Digital Communications are not material to the assets, liabilities, and operations of the Company on a consolidated basis.

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

     In connection with the split-off transaction effective December 30, 1997 in which the Company was divided into two separate companies, and in accordance with Accounting Principles Board Opinion No. 29 entitled Accounting for Nonmonetary Transactions and Emerging Issues Task Force 96-4 entitled Accounting for Reorganizations Involving a Non-Pro Rata Split-off of Certain Nonmonetary Assets to Owners, the balance sheet of the Company at December 31, 1997 was adjusted to fair value as determined by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment includes an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholder's equity. The fair value adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 is not a reliable indicator of the Company's cost of replenishing its assets.

         RESULTS OF OPERATIONS

Three and Six Months ended June 30, 1998 and 1999

     The Company had earnings of $1.5 million ($0.31per share) and $3.5 million ($0.74 per share) for the three and six months ended June 30, 1999. This compares to $3.1 million ($0.63 per share) and $8.0 million ($1.62 per share) for the corresponding periods of the prior year.

     Telephone operating revenues for the three and six months ended June 30, 1999 were $18.3 million and $39.0 million as compared to $23.7 million and $46.1 million for 1998, decreases of $5.4 million (23%) and $7.1 million (15%). The decreases in revenue were due primarily to the expected drop in audiotext traffic and to an increase in the "refiling" or mislabeling of foreign traffic from the United States and the United Kingdom to Guyana.

     Telephone operating expenses were $14.5 million and $30.3 million for the three and six months ended June 30, 1999 as compared to $17.2 million and $34.0 million for 1998, decreases of $2.8 million (16%) and $3.7 million (11%). These decreases were due to reductions in audiotext traffic which resulted in reduced international long-distance expense.

     Income from telephone operations was $3.8 million and $8.7 million as compared to $6.5 million and $12.1 million for 1998, decreases of $2.7 million (41%) and $3.4 million (28%). These decreases were due to the factors affecting telephone operating revenues and expenses discussed above.

     Loss from other operations, which represent the operations of Digicom S.A, was $91,000 and $219,000 for the three and six months ended June 30, 1999. No figures are included for the six months ended June 30, 1998 as the purchase was treated as having been completed at June 30, 1998.

     Interest expense was $463,000 and $943,000 for the three and six months ended June 30, 1999 as compared to $566,000 and $1,147,000 for the corresponding periods of the prior year. These decreases were primarily due to the decreased level of debt.

     Interest income was $506,000 and $1.1 million for the three and six months ended June 30, 1999 as compared to $454,000 and $692,000 for 1998, increases of $52,000 (11%) and $364,000 (53%). These increases are due to higher overall cash balances.

     Other income (expense) was ($140,000) and ($245,000) for the three and six months ended June 30, 1999 as compared to $0 and $3.8 million for the same periods of 1998. The amounts for 1999 represent the 30% equity interest in Bermuda Digital Communications, Ltd. which was purchased in July 1998. Bermuda Digital Communications, Ltd. commenced operations July 2, 1999. The amount for the six month period in 1998 represents the settlement of a claim arising from the cancellation of an insurance policy. The settlement was intended to compensate the Company for the increased cost of replacement insurance coverage over the remaining term of the cancelled insurance policy, which was approximately 10 years. The increased cost of the Company's replacement insurance coverage will be accounted for as an expense over the remaining term and should not be material to the Company's results of operation in any period.

     Income taxes are $2.0 million and $4.4 million for the three and six months ended June 30, 1999 as compared to $2.8 million and $6.5 million for 1998, decreases of $846,000 (30%) and $2.1 million (32%) over the prior year. These decreases are due to lower taxable income.

     The Company's effective tax rate for the three and six months ended June 30, 1999 was 55% and 53% as compared to 44% and 43% for the corresponding periods of the prior year. The change in the effective tax rate is due primarily to $2.9 million of the $3.8 million from the settlement of a claim with an insurance carrier, discussed above, being taxed at the United States statutory rate of 35% for 1998 rather than the Guyana statutory rate of 45%. The 1999 effective tax rate is also increased because the Company's equity in losses at Digicom S.A. and Bermuda Digital Communications, Ltd. do not generate a tax benefit to the Company for 1999 since the tax jurisdictions are separate and distinct from either the United States or Guyana.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. However as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. While there are no legal restrictions on the conversion of Guyana currency into U.S dollars or other hard currencies, or in the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. GT&T had some difficulty in converting significant amounts of Guyana currency into U.S. dollars during 1998. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements for the foreseeable future, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At June 30, 1999, approximately $2.3 million of the Company's total cash balances consisted of balances denominated in the Guyana dollar.

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

     Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar.

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

     The Company believes it has identified all significant applications in its systems that will require modification or replacement to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and replacements and test Year 2000 Compliance. The modification process of all significant applications is under way. The Company plans on completing the testing process of all significant applications by August 31, 1999.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures



     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            Atlantic Tele-Network, Inc.


Date: August 12, 1999                      /s/ Cornelius B. Prior, Jr.
---------------------                      ---------------------------
                                           Cornelius B. Prior, Jr.
                                           Secretary



Date: August 12, 1999                      /s/  Steven M. Ross
---------------------                      -------------------
                                           Steven M. Ross
                                           Chief Financial Officer