Form 10-Q
period 1999-09-30
ATLANTIC TELE NETWORK INC /DE
filed 1999-11-12
CIK 879585

    ________________________________________________________________________
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
    ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of September 30, 1999, the registrant had outstanding 4,659,000 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    ---------------------------------------
                                                                                      December 31,          September 30,
                                                                                          1998                 1999
ASSETS                                                                                                      (Unaudited)
                                                                                    -----------------     ------------------


Current assets:
  Cash and cash equivalents                                                               $35,116               $34,482
  Accounts receivable, net                                                                 24,448                18,727
  Materials and supplies                                                                    4,988                 4,761
  Prepayments and other current assets                                                      1,861                 2,905
                                                                                    --------------       ---------------
          Total current assets                                                             66,413                60,875
                                                                                    --------------       ---------------

Fixed assets:
  Property, plant and equipment                                                            51,126                59,992
  Less accumulated depreciation                                                            (4,695)               (8,899)
                                                                                    --------------       ---------------
           Net fixed assets                                                                46,431                51,093
                                                                                    --------------       ---------------

Uncollected surcharges, net of current portion                                              1,802                 1,524
Inv. in and advances to Bermuda Digital Communications, Ltd.                                3,944                 4,628
Other assets                                                                                7,670                 6,741
                                                                                    ==============       ===============
          Total assets                                                                   $126,260              $124,861
                                                                                    ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                $11,863               $11,593
  Accrued taxes                                                                             8,636                 6,393
  Advance payments and deposits                                                               969                 1,116
  Other current liabilities                                                                 1,924                 1,459
  Current portion of long-term debt                                                         3,403                 3,403
                                                                                    --------------       ---------------
           Total current liabilities                                                       26,795                23,964

Deferred income taxes                                                                         502                 1,997
Long-term debt, excluding current portion                                                  11,394                 8,814
                                                                                    --------------       ---------------
           Total liabilities                                                               38,691                34,775
                                                                                    --------------       ---------------

Minority interests                                                                         18,695                19,493
                                                                                    --------------       ---------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                              -                      -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
  4,909,000 shares issued and 4,909,000 and 4,659,000 outstanding, respectively                49                    49

Treasury stock, at cost                                                                      (555)               (2,331)
Paid-in capital                                                                            54,195                54,195
Retained earnings                                                                          15,185                18,680
                                                                                    --------------       ---------------
           Total stockholders' equity                                                      68,874                70,593

                                                                                    ==============       ===============
           Total liabilities and stockholders' equity                                    $126,260              $124,861
                                                                                    ==============       ===============


The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
(Columnar Amounts in Thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------
                                                               Three months ended             Nine months ended
                                                                   September 30,                 September 30,
Telephone operations                                         1998            1999            1998            1999
                                                          ------------    ------------    ------------    ------------
                                                                           (Unaudited)                     (Unaudited)
Revenues:
  Local exchange service revenues                              $2,378          $2,294          $7,012          $6,319
  International long-distance revenues                         24,566          16,009          65,548          50,272
  Other revenues                                                  364             450             852           1,204
                                                          ------------    ------------    ------------    ------------
           Total revenues                                      27,308          18,753          73,412          57,795
                                                          ------------    ------------    ------------    ------------

Operating expenses:
  International long-distance expenses                          9,833           7,350          31,108          24,843
  Telephone operating expenses                                  5,833           4,854          16,123          14,874
  General and administrative expenses                           1,670           1,314           4,134           4,130
                                                          ------------    ------------    ------------    ------------
           Total operating expenses                            17,336          13,518          51,365          43,847
                                                          ------------    ------------    ------------    ------------

           Income from telephone operations                     9,972           5,235          22,047          13,948
                                                          ------------    ------------    ------------    ------------

Other operations:
  Revenues of other operations                                    518             281             690             998
  Expenses of other operations                                    595             442             767           1,378
                                                          ------------    ------------    ------------    ------------
           Loss from other operations                             (77)           (161)            (77)           (380)
                                                          ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense                                               (547)           (445)         (1,694)         (1,388)
  Interest income                                                 471             583           1,079           1,639
  Other income (expense), net                                     (71)           (120)          3,763            (365)
                                                          ------------    ------------    ------------    ------------
           Other income (expense), net:                          (147)             18           3,148            (114)
                                                          ------------    ------------    ------------    ------------

Income before income taxes and minority interests               9,748           5,092          25,118          13,454
Income taxes                                                    4,445           2,649          10,977           7,063
                                                          ------------    ------------    ------------    ------------
Income before minority interests                                5,303           2,443          14,141           6,391
Minority interests                                               (856)           (325)         (1,728)           (799)
                                                          ------------    ------------    ------------    ------------

Net income                                                     $4,447          $2,118         $12,413          $5,592
                                                          ============    ============    ============    ============

Net income per share:
           Basic and Diluted                                    $0.91           $0.45           $2.53           $1.19
                                                          ============    ============    ============    ============

Weighted average common stock outstanding:
           Basic and Diluted                                    4,909           4,659           4,909           4,692
                                                          ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998, AND 1999
(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------

                                                                               Nine months ended September 30,
                                                                                   1998            1999
                                                                               -----------------------------

                                                                                                  (Unaudited)

Net cash flows provided by operating activities:                                    $29,205           $15,747
                                                                                 -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                                               (7,661)           (8,866)
  Acquisition of Digicom, S.A., net of cash received                                 (1,819)            -
  Investment in Bermuda Digital Communications, Ltd.                                 (1,000)            -
  Net change in advances to affilliates                                              (3,073)           (1,062)
                                                                                 -----------       -----------
           Net cash flows used in investing activities                              (13,553)           (9,928)
                                                                                 -----------       -----------

Cash flows from financing activities:
  Repayment of long-term debt                                                        (2,491)           (2,580)
  Purchase of common stock                                                              (67)           (1,776)
  Dividends declared on common stock                                                  -                (2,097)
                                                                                 -----------       -----------
           Net cash flows used in financing activities                               (2,558)           (6,453)
                                                                                 -----------       -----------

Net change in cash and cash equivalents                                              13,094              (634)

Cash and cash equivalents, beginning of period                                       15,803            35,116
                                                                                 -----------       -----------

Cash and cash equivalents, end of period                                            $28,897           $34,482
                                                                                 ===========       ===========

Supplemental cash flow information:
  Interest paid                                                                      $1,285            $1,052
                                                                                 ===========       ===========

  Income taxes paid                                                                  $4,357            $7,949
                                                                                 ===========       ===========

  Depreciation and Amortization Expense                                              $3,043            $2,702
                                                                                 ===========       ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
            Three and Nine Months Ended September 30, 1998 and 1999

                                  (Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns a 75% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (plus warrants that would enable the Company to increase its investment to 45% under certain circumstances) in Bermuda Digital Communications, Ltd., ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. The Company recently acquired Wireless World, LLC (WWL) the largest internet provider in the United States Virgin Islands. ATN provides management, technical, financial, regulatory and marketing services for GT&T, Digicom, BDC and WWL for a management fee equal to 6% of gross revenues.

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

4. NET INCOME PER SHARE

     In 1997, the Company adopted SFAS No. 128, "Earnings Per Share". That statement requires the disclosure of basic net income per share and diluted net income per share. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, is antidilutive to the calculation as of September 30, 1999. There were no dilutive securities outstanding as of September 30, 1998.

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

     On July 17, 1998, the Company acquired a 30% equity interest, plus certain warrants in BDC for $1 million in cash. The Company has signed an advisory fee contract with BDC compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. BDC is a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company.

     In connection with efforts by the Company to acquire an international telecommunications business, the Company advanced approximately $2.1 million to the operator of such business (of which approximately $1.2 million was advanced at September 30, 1999). At the date of filing of this report, the Company is engaged in discussions to convert these advances into a minority equity interest in the business.


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

     In October 1995, the PUC issued an order that reduced rates for outbound long-distance calls to certain countries. In January 1997, on an appeal by GT&T, the Guyana High Court voided the PUC's order and the rates were returned to the rates in existence in October 1995. The lost revenue was approximately $9.5 million for the period when the order was effective. Effective on October 1, 1997, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to January 1997, and the Company recognized the approximately $9.5 million of lost revenues in the third quarter of 1997. In 1997 the Guyana Consumer Advisory Bureau ( a non-governmental group) instituted a suit challenging GT&T's right to institute this surcharge. That suit is still pending.

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

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to expand significantly GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the Plan). The government agreed to permit rate increases in the event of currency devaluation within the three year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. The government has referred to the PUC the failure of GT&T to complete the Plan by February 1995. The PUC has commenced but not concluded hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the License, or other action by the PUC or the government which could have a material adverse affect on the Company's business and prospects. The requirements of the Plan were substantially completed during 1998.

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

     The Federal Communications Commission ("FCC") has issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries, including Guyana. The FCC classified countries as low-income, middle-income, high-income based upon World Bank data. Guyana is classified as a low-income country. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute. The FCC stated in the Report and Order that it expects U.S. licensed carriers to negotiate proportionate annual reductions prior to 2002. AT&T has sought a reduction in the settlement rate for traffic between Guyana and the United States. GT&T has declined to agree to this reduction, and AT&T has given GT&T notice terminating the current operating agreement between AT&T and GT&T effective December 31, 1999. Any significant reduction in the settlement rates for U.S. - Guyana traffic could have a significant adverse impact on GT&T's earnings. While such an event would also provide GT&T with a basis to seek a rate increase from the PUC so as to permit GT&T to earn its contractually provided 15% rate of return, there can be no assurances to when or whether GT&T would receive such a rate increase.

9. SUBSEQUENT EVENTS

     On October 4, 1999, the Company acquired the internet service provider business and certain other assets of VIAccess from Ackley Caribbean Enterprises, Inc., through Wireless World, LLC, a wholly-owned subsidiary of Atlantic Tele-Network, Inc., for a purchase price of $875,000 in cash and 100,000 shares of ATN common stock. The Company also contracted to acquire the Specialized Mobile Radio business and the paging business of VIAccess for $625,000, subject to certain regulatory approvals.

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

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange, cellular and international telephone services. The Company also owns a 75% interest (acquired in June 1998) in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (acquired in July 1998) plus warrants which would enable the Company to increase that interest to 45%, in certain circumstances, in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company. The Company has signed advisory fee contracts with both Digicom and Bermuda Digital Communications Ltd. compensating it at 6% of gross revenues for management services provided, effective from the acquisition dates. The assets, liabilities, and operations of Digicom and Bermuda Digital Communications are not material to the assets, liabilities, and operations of the Company on a consolidated basis.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Telephone operating expenses consist of plant specific operations, plant non-specific (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of expenses of the parent company.

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


RESULTS OF OPERATIONS

Three and Nine Months ended September 30, 1998 and 1999

     Net income for the third quarter of 1999 was $2.1 million, or $0.45 per share, on operating revenues of $18.8 million, and net income for the nine months ended September 30, 1999 was $5.6 million, or $1.19 per share, on operating revenues of $57.8 million. Net income for the third quarter of 1998 was $4.4 million, or $.91 per share on operating revenues of $27.3 million, and net income for the nine months ended September 30, 1998 was $12.4 million, or $2.53 per share on operating revenues of $73.4 million. However, during the third quarter of 1998, GT&T recognized $4.5 million of revenues resulting from the settlement with a foreign telecommunications carrier of a claim for the interruption of international direct dial service to Guyana during 1995, and in the first quarter of 1998, the Company recorded approximately $3.8 million in other non-operating income resulting from the settlement of a claim arising from the cancellation of an insurance policy. After exclusion of these one-time items, the Company's core operating revenues and earnings were $22.8 million and $2.4 million, or $0.50 per share for the third quarter of 1998 and $68.9 million and $8.1 million, or $1.66 per share for the nine months ended September 30, 1998.

     Telephone operating revenues for the three and nine months ended September 30, 1999 were $18.8 million and $57.8 million as compared to $27.3 million and $73.4 million for 1998, decreases of $8.6 million (31%) and $15.6 million (21%). The decreases in telephone operating revenue were due primarily to (i) the inclusion in third quarter 1998 revenues of the $4.5 million settlement with the foreign carrier mentioned above, (ii) the expected drop in audiotext traffic and (iii) an increase in the "refiling" or mislabeling of foreign traffic from the United States and the United Kingdom to Guyana.

     Telephone operating expenses were $13.5 million and $43.8 million for the three and nine months ended September 30, 1999 as compared to $17.3 million and $51.4 million for 1998, decreases of $3.8 million (22%) and $7.5 million (15%). These decreases were due to reductions in audiotext traffic which resulted in reduced international long-distance expense.

     Income from telephone operations was $5.2 million and $13.9 million for the three and nine months ended September 30, 1999 as compared to $10.0 million and $22.0 million for 1998, decreases of $4.7 million (48%) and $8.1 million (37%). These decreases were due to the factors affecting telephone operating revenues and expenses discussed above.

     Loss from other operations, which represent the operations of Digicom S.A, was $161,000 and $380,000 for the three and nine months ended September 30, 1999 as compared to a loss of $77,000 for the three and nine months ended September 30, 1998. The figures for the nine months ended September 30, 1998 include only results of operations for the three months ended September 30, 1998 as the purchase was treated as having been completed at June 30, 1998.

     Interest expense was $445,000 and $1.4 million for the three and nine months ended September 30, 1999 as compared to $547,000 and $1.7 million for the corresponding periods of the prior year. These decreases were primarily due to the decreased level of debt.

     Interest income was $583,000 and $1.6 million for the three and nine months ended September 30, 1999 as compared to $471,000 and $1.1 million for 1998, increases of $112,000 (24%) and $560,000 (52%). These increases are due to higher overall cash balances.

     Other income (expense) was ($120,000) and ($365,000) for the three and nine months ended September 30, 1999 as compared to ($71,000) for the three months ended September 30, 1998 and $3.8 million for the nine months ended September 30, 1998. Other income (expense) includes the 30% equity interest in Bermuda Digital Communications, Ltd. which was purchased in July 1998. Bermuda Digital Communications, Ltd. commenced operations July 2, 1999. The amount for the nine month period in 1998 also includes $3.8 million for the settlement of a claim arising from the cancellation of an insurance policy.

     Income taxes were $2.6 million and $7.1 million for the three and nine months ended September 30, 1999 as compared to $4.4 million and $11.0 million for 1998, decreases of $1.8 million (40%) and $3.9 million (36%) over the prior year. These decreases are due to lower taxable income.

     The Company's effective tax rate for the three and nine months ended September 30, 1999 was 52% and 52% as compared to 46% and 44% for the corresponding periods of the prior year. The increase in the effective tax rate is due primarily to the provision in 1998 of income taxes on $2.9 million of the $3.8 million from the settlement of a claim with an insurance carrier, discussed above, being taxed at the United States statutory rate of 35% rather than at the Guyana statutory rate of 45%. The 1999 effective tax rate is also increased because the Company's equity in losses at Digicom S.A. and Bermuda Digital Communications, Ltd. do not generate a tax benefit to the Company for 1999 since the tax jurisdictions are separate and distinct from either the United States or Guyana.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. However as a result of the rate increases currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. While there are no legal restrictions on the conversion of Guyana currency into U.S dollars or other hard currencies, or in the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. GT&T had some difficulty in converting significant amounts of Guyana currency into U.S. dollars during 1998. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements for the foreseeable future, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At September 30, 1999, approximately $5.0 million of the Company's total cash balances consisted of balances denominated in the Guyana dollar.

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

Year 2000 Compliance

     The inability of computer hardware, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain databased information.

     The Company believes that the Company's internal computer systems are now all Year 2000 Compliant.

     The Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party's Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures




     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Atlantic Tele-Network, Inc.


         Date: November 10, 1999          /s/  Cornelius B. Prior, Jr.
         -----------------------          ---  -----------------------
                                               Cornelius B. Prior, Jr.
                                                Secretary



         Date: November 10, 1999          /s/  Steven M. Ross
         -----------------------          ---  --------------
                                               Steven M. Ross
                                               Chief Financial Officer