Form 10-K
period 1999-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2000-03-29
CIK 879585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                    FORM 10-K

(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 1999

                              OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .

                        Commission file number 0-19551
                              __________________
                          Atlantic Tele-Network, Inc.
            (Exact name of registrant as specified in its charter)

        Delaware                               19 Estate Thomas
(State or other jurisdiction of                    Havensite
incorporation or organization)                  P.O. Box 12030
                                         St. Thomas, U.S. Virgin Islands
                                      (Address of principal executive offices)



           47-0728886                                  00801
(I.R.S. Employer Identification No.)                 (Zip Code)

                                (340) 777-8000
             (Registrant's telephone number, including area code)
                              __________________
          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock,                                  American Stock Exchange
Par Value $.01 per Share

          Securities registered pursuant to Section 12(g) of the Act:

     Title of each class
      __________________
            None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_] The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 27, 2000, was approximately $21,791,232 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 27, 2000, there were outstanding 4,699,700 shares of Common Stock, $.01 par value, of the registrant.

                      Documents Incorporated by Reference

     Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

     ATLANTIC TELE-NETWORK, INC. ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                                                                      Page

PART I

Item 1.           Business                                               2
Item 2.           Properties                                            12
Item 3.           Legal Proceedings                                     12
Item 4.           Submission of Matters to a vote of Security Holders   13
                  Executive Officers of the Registrant                  13

PART II

Item 5.           Market for the Registrant's Common Equity and
                  Related Stockholder Matters                           14
Item 6.           Selected Financial Data                               15
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   16
Item 8.           Financial Statements and Supplementary Data           22
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   22

PART III

Item 10.          Directors and Executive Officers of the Registrant    23
Item 11.          Executive Compensation                                23
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                            23
Item 13.          Certain Relationships and Related Transactions        23

PART IV

Item 14.          Exhibits, Financial Statement Schedules and
                  Reports on Form 8K                                    24

SIGNATURES                                                              26

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

     The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business through privatization of government-owned business or otherwise in the Caribbean area and in developing countries in other parts of the world, and may make investments in such businesses in the future. The Company has focused its attention on wireline and cellular telephone businesses and cable and "wireless cable" television businesses. In 1998, the Company acquired a 75% interest (increased to 80% in 1999) in Digicom, S.A., which provides dispatch radio, wireless data, network and paging services in Haiti; and a 30% interest in Bermuda Digital Communications, which, operating under the name "Cellular One" is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. During 1999 the Company organized a wholly owned subsidiary, Wireless World, LLC., and Wireless World, LLC. acquired VI Access the largest internet service provider in the U. S. Virgin Islands. In December 1999, Wireless World, LLC. agreed to acquire Antilles Wireless Cable T.V. Company, which holds MMDS and LMDS licenses for the U. S. Virgin Islands and provides wireless cable television services there.

     Cornelius P. Prior, Jr., Chairman of the Board and Chief Executive Officer of the Company, is the owner of approximately 60% of the outstanding common stock of the Company.

GT&T

     General. GT&T supplies all public telecommunications service in Guyana. GT&T is the successor to the Guyana Telecommunication Corporation ("GTC"), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

     International Traffic. GT&T's revenues and earnings are highly dependent upon international long-distance calls originating outside of Guyana and collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:




                             International Traffic
                           (in thousands of minutes)
                          1997              1998                1999
                          ----              ----                ----
  Inbound Paid and
     Outbound Collect    44,456   (27%)    49,796   (41%)      59,509   (51%)
  Audiotext              97,913   (59%)    55,776   (46%)      41,500   (35%)
 Total Inbound          142,369   (86%)   105,572   (87%)     101,009   (86%)
  Outbound               24,120   (14%)    16,440   (13%)      16,061   (14%)
                         ------   ---      ------   ---        ------   ---
     Total               166,489 (100%)   122,012  (100%)     117,070  (100%)
                         ======= ====     =======  ====       =======  ====

     GT&T has agreements with foreign telecommunications administrations and private carriers covering all international calls into or out of Guyana. These agreements include negotiated "accounting rates" which govern the rates of payment by GT&T to the foreign carriers for the use of their facilities in connecting international calls billed in Guyana, and by the foreign carriers to GT&T for the use of its facilities in connecting international calls billed abroad.

     The different classes of international traffic described in the above table produce significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a "settlement rate" payment from the foreign telecommunications carrier generally equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, a payment of 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for earth station and satellite system costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T receives a settlement rate payment from the foreign carrier which is generally equal to one-half of the applicable accounting rate, and GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must generally pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. In 1997 and earlier, the amount which GT&T collected from its subscribers for outbound international traffic was usually significantly less than the amount which GT&T was required to pay the foreign carrier (e.g., throughout most of 1997, for the United States, GT&T collected approximately $.74 per minute and paid the U.S. carrier $.85 per minute). Since February 1, 1998, when a temporary rate increase from the Public Utility Commission ("PUC") went into effect, amounts collected by GT&T for outbound international traffic have in the aggregate slightly exceeded the payments due to foreign carriers for such traffic. GT&T does not allow a significant volume of collect calls into Guyana.

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

     The U.S. FCC has issued an order which has the effect of prohibiting U.S. carriers from paying a settlement rate in excess of 23 cents per minute to GT&T after January 1, 2002, effective December 31, 1999, GT&T's operating agreement and circuits with AT&T terminated as a result of AT&T's insistence that GT&T agree to a substantial reduction in the settlement rate for traffic between the U.S. and Guyana prior to January 1, 2002. See "Business--Regulation." Any decrease in the net margin of inbound over outbound traffic or in the accounting rate applicable to traffic between Guyana and the United States is likely to have an adverse effect on GT&T's earnings unless GT&T is able to achieve a compensating increase in its regulated rates for local and outbound international service.

     A significant portion of GT&T's international traffic arises from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries, although the volume of such traffic has been declining in the past three years. Management attributes the continuing decline in audiotext traffic to increased competition from other terminating country carriers, from domestic audiotext traffic and from the internet. As a result of the decline in audiotext traffic revenues and profitability, on December 31, 1997, GT&T filed an application to the PUC for a substantial increase in rates from local service and outbound international calls and was awarded a significant temporary increase in these rates effective February 1, 1998. GT&T filed an amended application in October 1998. Proceedings for a permanent increase in these rates are still pending. See "Business -- Regulation".

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

     At the present time, in the United States and many other countries audiotext calls to GT&T or another foreign telecommunications carrier are treated as ordinary international traffic and are not subject to the regulations applicable to domestic audiotext traffic. However, the U.S. Federal Trade Commission has issued for comments a proposed rule which could change this. See "Business Regulation". GT&T's agreements with audiotext providers obligate such providers to comply with applicable regulations in the countries in which they advertise their services and to refrain from using obscene or indecent material. From time to time a country's regulatory authorities or national telecommunications carrier have taken steps to restrict or eliminate international audiotext traffic.

     Domestic Service. At December 31, 1999, GT&T had approximately 64,000 subscriber access lines in service. This number of access lines represents approximately 8 lines per 100 inhabitants. Of all lines in service, 85% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 1999, GT&T extended service to a number of small communities. However, most rural areas still do not have telephone service.

     In the past, GT&T's revenues from local telephone and other services have not been significant (e.g. in 1997 local service revenues amounted to approximately $2.9 million). In December 1997 and October 1998, GT&T applied for rate increases to enable it to earn a 15% rate of return on its rate base. In response to GT&T's December 1997 application, the PUC granted GT&T a temporary rate increase in January 1998, which was subsequently reduced by the PUC in March 1998, pending a final decision on GT&T's application. As a result of the temporary rates for local service in effect throughout most of 1998 and all of 1999, GT&T's local service revenues increased to approximately
$9.4 million in 1998 and $8.7 million in 1999.

     GT&T's revenues for local service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T s revenues from local service. As of the end of 1999, GT&T's basic monthly charge per access line was approximately $1.40 for residential customers and approximately $5.55 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $7.13 and $15.06, respectively.

     GT&T currently provides mobile cellular telephone service in the Georgetown area and along a portion of Guyana's coastal plain. GT&T plans to complete cellular coverage of the coastal plain in 2000. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. GT&T's current average monthly charge per cellular subscriber is approximately $63.99, including monthly rental and airtime charges. As of December 31, 1999, GT&T had approximately 2,900 active mobile cellular subscribers.

     Expansion. Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly expanded and rebuilt its telecommunications network. The number of access lines has increased from approximately 13,000 working lines in January 1991 to approximately 64,000 lines at December 31, 1999. Substantially all of GT&T's access lines are now digitally switched lines. The Intelsat B earth station, which provides the principal link with Guyana and the rest of the world, was upgraded and digitalized to increase the number of available circuits from 75 in January 1991 to 1,266 currently. In 1997, GT&T installed a second Standard B earth station, which is currently used to provide service through an Intelsat satellite to a number of localities in the interior of Guyana. This earth station and the Intelsat satellite may also be used in the future to provide a second satellite link from Guyana for international traffic.

     In the second quarter of 1997, GT&T completed a test installation of a Northern Telecom Proximity I fixed wireless network in a rural area about 60 kilometers west of Georgetown. GT&T currently utilizes this technology to provide wireless telephone service to about 1,800 subscribers in this area. The installation of these services began in December 1999 and will continue through the first quarter of 2000. The normal rates for land line telephones apply to GT&T's fixed cellular and fixed wireless network services.

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

     GT&T has purchased capacity in two international fiber optic cables - the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, and the Columbus II cable, which runs from the Caribbean region to the Azores and Spain. The Company is presently participating with other international carriers to build a third cable, Americas II, that would provide a leg to Guyana, Suriname and French Guyana. Americas II is planned to be operational by May 2000.

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

Significant Revenue Sources

     Revenues from the following carriers of international traffic to Guyana constituted the following percentages of GT&T's revenues in the past three years:

                                          1997     1998      1999
AT&T...................................    31%      27%       24%
MCI                                        11%      11%       18%
British Telecom........................    9%       9%        8%
Teleglobe (Canada).....................    18%      18%       14%

     A significant portion of GT&T's international long distance revenue discussed above is generated by certain of GT&T's audiotext providers which operate as service bureaus or intermediaries for a number of audiotext information providers. The following service bureaus accounted for more than 10% of GT&T's total revenues in the years indicated below:

                                          1997     1998      1999
Beylen Telecommunications, Ltd.            33%      20%       14%
Islands Telephone Company Limited          15%      11%        6%

     No other revenue source accounted for more than 10% of GT&T's total revenues in 1997, 1998 or 1999.

Competition

     Pursuant to its franchise from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local, domestic long-distance and international telephone service in Guyana, except for cellular radio telephone service. One other company began providing local, mobile cellular service near the end of 1998. Another company has been seeking a license to provide fixed wireless service as well as mobile service and to provide wireless international services. GT&T has been opposing this application to the extent it goes beyond local, mobile wireless service on the grounds that the other services are within the exclusive rights granted GT&T in its franchise.

     GT&T has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company.

     The provision of telecommunication services to international audiotext providers is highly competitive. GT&T competes with many telephone companies around the world that provide telecommunications services to international audiotext providers. GT&T's contracts with audiotext providers are all terminable on short notice, and such providers can quickly shift their traffic to another foreign telecommunications carrier which offers higher compensation or better services merely by changing the telephone numbers in their advertisements. . Regulation

     GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 ("PUClaw") and the Guyana Telecommunications Act 1990 ("Telecommunications Law").
GT&T also has certain significant rights and obligations under the agreement (the "GT&T Agreement") pursuant to which the Company acquired its interest in GT&T in 1991.

     License. The License, which was issued on December 19, 1990, grants GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for an additional 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for an additional 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following activities: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for an additional 20 years at the option of GT&T), cellular radio telephone service.

     GT&T Agreement. Under the GT&T Agreement GT&T undertook to complete a substantial Expansion Plan by a date which, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use ("rate base"). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement) on a rate of return methodology, rates are to be calculated on the basis of GT&T's entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 1999 was approximately $108.8 million, although the PUC in various orders or staff reports has thrown out or challenged several million dollars of franchise rights and working capital which are included in the foregoing figure. GT&T believes that its 15% per annum minimum return is to be calculated after all of GT&T's operating expenses (including income taxes) other than interest expense. However, the PUC has disallowed as an expense for rate making purposes management fees equal to 6% of GT&T's revenues which GT&T pays to the Company pursuant to an agreement approved by representatives of the government at the time of the Company's acquisition of its interest in GT&T.

     Under the GT&T Agreement, upon non-renewal or termination of the License, the government of Guyana will be entitled to purchase the Company's interest in GT&T or the assets of GT&T upon such terms as may be agreed to by the Company and the government or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

     PUC Law and Telecommunications Law. The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The Public Utilities Commission of Guyana ("PUC") is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has authority to set rates and has broad powers to monitor GT&T's compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request. The PUC also has broad authority to review and amend any GT&T program for development and expansion of facilities or services.

     Although, under the current PUC Law and predecessor statutes which have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement on rates, in the Company's opinion, the PUC has consistently failed to do so:

     o In April 1991, GT&T sought a 184% rate increase to which it was entitled under the GT&T Agreement to compensate for a devaluation of the Guyana currency. The PUC delayed its decision until November 1991 when it awarded only a part of the increase sought, and then further delayed authorizing GT&T to collect various portions of the increased rates until 1995. A small portion of the increased rates awarded in November 1991 was never authorized for collection.

     o In May 1995, GT&T applied to the PUC for a substantial increase in all of its local rates to enable it to earn the minimum 15% return specified in the GT&T Agreement. In October 1995, the PUC rejected GT&T's application and substantially reduced rates in an order ultimately voided by the Guyana High Court on grounds that the PUC's hearing procedures violated "principles of natural justice."

     o On December 31, 1997, GT&T again applied to the PUC for a significant increase in rates so as to enable GT&T to earn a 15% return on its rate base. The PUC first awarded GT&T on a temporary basis a substantial increase in rates and then without holding any hearings, as are required under the PUC Law, some ten weeks later, ordered a substantial reduction in the interim rate increase.

     o On October 27, 1998 to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC.

     o In January 1999, the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC. GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the chairman and the PUC to show cause why such an order of prohibition should not be issued. In the Company's opinion, the Guyana High Court's order had the legal effect of barring the chairman, but not the other members of the PUC, from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application. The PUC, however, took the position that all of its members were barred from further participation in the rate case during the pendency of the High Court's order to show cause, and the PUC declined to schedule any further hearings in the rate case. On March 28, 2000, the High Court found that the chairman's statements at the press conference provided a reasonable basis to suspect the chairman of having a bias against GT&T, and the Court barred the chairman of the PUC from further rate case proceedings.

     In addition to the two pending rate cases, GT&T has a number of other significant matters pending before the PUC:

     o Since March 1995 the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana, with regard to the noncompletion of the Expansion Plan by its scheduled completion date of February 28, 1995. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled, to compensate for the devaluation in Guyana currency which occurred in 1991 provides legal justification for GT&T's delay in completing the Expansion Plan. If the PUC concludes that GT&T failed or refused to complete the Expansion Plan in a timely manner without legal justification, it may impose a fine, which could range from $56 (G $10,000) up to the cost of completing the portion of the Expansion Plan which was unfinished on February 28, 1995 (which GT&T estimates to be no more that $5 million). The PUC could also recommend to the government that it cancel the License. The Guyana government is not bound to act on a PUC recommendation. GT&T will have the right of appeal to the Guyana courts from any adverse ruling of the PUC.

     o In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999 and 102,126 by the end of the year 2000, to allocate and connect an additional 9,331 telephone lines before the end of 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment or the ways and means of financing the requirements of the PUC's order as required by the PUC Law then in effect. GT&T has filed a motion against the PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order, and the PUC has recently scheduled a hearing to inquire into GT&T's compliance or noncompliance with this order.

     o In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters; (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time;" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails to refuse to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     o In 1997 after the Guyana High Court voided a PUC order of October 1995 reducing GT&T's rates for outbound long distance calls to various countries, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to the date of the High Court's order. The Guyana Consumer Advisory Bureau, a non-governmental group, instituted a suit challenging GT&T's rights to institute this surcharge without PUC approval, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC's permission for such surcharge. Substantially all of the $9.5 million of lost revenues were collected prior to the court's ruling, and it is unclear whether GT&T will be required to make any refund since the High Court did not rule on GT&T's contention that it was entitled to recover these lost revenues.

     o In February 2000 GT&T received notices of five separate hearings from the PUC relating to various issues, including GT&T's failure to comply with the October 1997 order to increase the number of lines in service, and information requests on the amount of surcharges collected by GT&T as a result of the High Court's voiding of the PUC's October 1995 rate reduction order. GT&T has filed with the Guyana High Court a petition to bar the Chairman of the PUC on the grounds of bias from participating in any matters involving GT&T.

     At the date of this report, the fixed term of office of all of the members of the PUC has expired, and the government of Guyana has the authority to replace any or all of the members.

     FTC Matters. On October 30, 1998, the U.S. Federal Trade Commission ("FTC") issued for comment a proposed rule which would expand the definition of "pay-per-call" services to include international audiotext services such as those which GT&T terminates in Guyana. If adopted in its present form the FTC's proposed rule would require, among other things, that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would have the effect of prohibiting a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, they may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.

     FCC Matters. The U.S. Federal Communications Commission ("FCC") has issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute. The FCC stated in the Report and Order that it expects U.S. licensed carriers to negotiate proportionate annual reductions prior to 2002.

     In accordance with this FCC policy, AT&T sought a reduction in the settlement rate for traffic between Guyana and the United States, GT&T declined to agree to such a reduction, and effective December 31, 1999 GT&T's operating agreement and all direct circuits with AT&T were terminated. In anticipation of the termination of the AT&T agreement, GT&T has sought to bring on circuits with other carriers to handle the traffic previously received from AT&T and to restructure its operating agreements with carriers around the world so that GT&T will receive approximately $.85 per minute as a termination fee for international traffic from all countries, with the exception of Canada and certain Caribbean countries which will continue to be able to send normal volumes of traffic to GT&T at the lower rates which traditionally have been in effect with these countries.

     It is likely that international settlement rates between Guyana and the United States and other countries around the world will decline significantly on or prior to January 1, 2002. Any significant reduction in the settlement rates for U.S. - Guyana traffic could have a significant adverse impact on GT&T's earnings. While such an event would provide GT&T with basis to seek a rate increase from the PUC so as to permit GT&T to earn its contractually provided 15% rate of return, there can be no assurances as to when or whether GT&T would receive such a rate increase.

Taxation -United States

     As a U.S. corporation, the Company is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. GT&T is a controlled foreign corporation ("CFC") for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the "Code"). Under those provisions, the Company may be required to include in income certain earnings and profits ("E&P") of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times prior to their being distributed to the Company. At present, no material amount of such subsidiary E&P is includible in the U.S. taxable income of the Company before being distributed to it. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained in those provisions, the Company would be entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against the Company's U.S. federal income tax.

     A U.S. corporation is classified as a Personal Holding Company ("PHC") if
(a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of "PHC Income." For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 39.6%. The Company currently satisfies the above ownership criterion but the Company believes that it does not satisfy the income criterion for classification as a PHC. Taxation - Guyana

     GT&T's worldwide income is subject to Guyanese tax at an overall rate of 45%. The GT&T Agreement provides that the repatriation of dividends to the Company and the payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to the Company or any of its subsidiaries for management services they are engaged to render shall be payable in foreign currency and that their repatriation to the United States shall not be subject to currency restrictions or withholding or other Guyana taxes.

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

Employees

     As of December 31, 1999, GT&T employed approximately 670 persons of whom approximately 499 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on September 30, 2000. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

     At December 31, 1999, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see "Business--GT&T--Expansion". GT&T carries insurance against damage to equipment and buildings, but not to outside plant.

Item 3.  Legal Proceedings

     GT&T is involved in various regulatory and court proceedings in Guyana which are discussed in Item 1. "Business -- Regulation" and "Business -- Taxation Guyana."

     The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.


Executive Officers of the Registrant

     Set forth below are the executive officers of the Company as of the date hereof:

Name                       Age     Position
Cornelius B. Prior, Jr.    66      Chief Executive Officer, Chairman of the
                                   Board and Secretary of the Company;
                                   Chairman of the Board of GT&T
Lewis A. Stern             65      Vice President - Finance and
                                   Chief Financial Officer
Steven M. Ross             40      Treasurer and Chief Accounting Officer
Lawrence M. Fuccella       36      Vice President - Special Projects
Richard A. Hanscom         58      Vice President - Technology and Engineering
Sonita Jagan               34      General Manager - GT&T

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

     Lewis A. Stern joined the Company in March 2000 and was appointed as Vice President - Finance and Chief Financial Officer on March 10, 2000. For more than five years prior to his joining the Company Mr. Stern was a partner through a professional corporation in the law firm of Fried Frank, Harris, Shriver and Jacobson.

     Steven M. Ross joined the Company in August 1993 as assistant controller. He was appointed Acting Chief Financial Officer, Chief Accounting Officer and Controller in July 1999. Mr. Ross was appointed Treasurer on March 10, 2000. Mr. Ross graduated from West Virginia University in 1981 receiving a B.S.B.A., majoring in accounting, and holds a Master of Professional Accountancy from West Virginia University.

     Lawrence M. Fuccella became a Vice President of the Company in 1998. Mr. Fuccella joined GT&T as assistant finance controller in July 1992 after receiving his MBA from Virginia Commonwealth University. He became finance controller of GT&T in 1993. Since 1994 he has been Special Projects Director with responsibility for managing the Company's audiotext operations and its relationships with foreign telecommunications administrations.

     Richard A. Hanscom, Sr. was appointed as Vice President - Technology and Engineering of the Company in March 2000. He has 39 years of experience in the telecommunications industry. He joined ITT in 1974, and was working at Vitelco when the Company acquired it in 1987 and has held various management positions with the company since that time. He has a degree in Electrical Engineering from Rochester Institute of Technology.

     Sonita Jagan was appointed General Manager of GT&T on February 24, 2000. Ms. Jagan joined GT&T in March 1993 as Assistant Financial Controller, she was promoted to Financial Controller in 1994 and was further promoted to General Manager - Internal Affairs in June 1999. Ms. Jagan received a Bachelor of Arts in Administration and Commerce from the University of Western Ontario, Canada.

                                    PART II


     Item 5. Market for Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock, $.01 par value, is listed on the American Stock Exchange ("AMEX") under the symbol "ANK". The following table sets forth quarterly market price ranges for the Company's Common Stock in 1998 and 1999:

         1998 Quarters                                    High         Low
        1st........................................       151/2        75/8
        2nd                                               161/4       107/8
        3rd                                               141/8        63/4
        4th                                               121/2        73/8



        1999 Quarters                                    High          Low
        1st........................................     1111/16           8
        2nd                                               105/8        81/4
        3rd                                               103/4       95/16
        4th                                               101/2        77/8


     The approximate number of holders of record of Common Stock as of March 27, 2000 was 68.

Dividends

     On December 15, 1998 the Board of Directors of the Company adopted a policy of paying quarterly dividends at the rate of $0.15 per share on the Company's Common Stock and declared a dividend at that rate payable in January 1999. Dividends at this rate were declared in and paid for the four quarters of 1999. On March 10, 2000 the Board of Directors of the Company modified the policy to increase the quarterly dividend payments to the rate of $0.175 per share on the Company's Common Stock, and declared a dividend at that rate payable in April 2000.

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


Item 6.  Selected Financial Data

                      SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data have been derived from and are qualified by reference to, the audited combined and consolidated financial statements of the Company. The selected historical combined and consolidated financial data should be read in conjunction with the audited combined and consolidated financial statements and related notes thereto of the Company for the years ended December 31, 1997, 1998 and 1999. All dollar amounts are in thousands, except per share data.

                                                                            Years Ended December 31,
                                                          --------------------------------------------------------------
                                                             1995       1996            1997          1998         1999
                                                          ----------------------     ----------   ------------------------

                                                                        Combined                       Consolidated
                                                          -----------------------------------   --------------------------
Statement of Operations Data:
Telephone operations
Revenues:
     International long-distance revenues                    128,939      145,080       113,865        84,028       73,737
     Local exchange service revenues                          $1,631       $2,463        $2,933        $9,444       $8,692
     Other revenues                                              600          710           817         1,172        1,602
                                                          ------------   ----------    ----------   -----------    ----------
       Total revenue                                         131,170      148,253       117,615        94,644       84,031
Total operating expenses                                      99,879      121,469        99,473        63,095       60,165
                                                          ------------   ----------    ----------   -----------    ----------
Income from telephone operations                              31,291       26,784        18,142        31,549       23,866
Loss from other operations                                    -            -              -              (373)        (599)
Other income (expense), net                                   (2,544)      (1,502)       (1,117)        2,930          (28)
                                                          ------------   ----------    ----------   -----------    ----------
Income from operations before income taxes
   and minority interest                                      28,747       25,282        17,025        34,106       23,239
Income taxes                                                  13,619       10,824         7,718        15,913       11,898
                                                          ------------   ----------    ----------   -----------    ----------
Income from operations before minority
   interest                                                   15,128       14,458         9,307        18,193       11,341
Minority interest                                             (2,390)      (2,096)       (1,372)       (2,281)      (1,676)
                                                          ------------   ----------    ----------   -----------    ----------
                                                          ------------   ----------    ----------   -----------    ----------
Income from operations                                       $12,738      $12,362        $7,935       $15,912       $9,665
                                                          ============   ==========    ==========   ===========    ==========
Basic net income per share                                                                           $3.25         $2.05
                                                                                                    ===========    ==========
Diluted net income per share                                                                         $3.23         $2.05
                                                                                                    ===========    ==========

Pro Forma Net Income Per Share                                                            $1.69
                                                                                       ==========

                                                                            Years Ended December 31,
                                                          --------------------------------------------------------------
                                                             1995       1996            1997          1998         1999
                                                          ----------------------   ----------   -----------   ----------

                                                                    Combined                  Consolidated
                                                          ----------------------   -------------------------------------

Balance Sheet Data:
Fixed Assets, net                                            $92,102     $97,780        $36,042        $46,431      $56,451
Total assets                                                 185,481     194,493        108,049        126,260      131,448
Short-term debt (including current portion of
     long-term debt)                                          15,626     11,047           3,298         3,403        3,410
Long-term debt, net                                           25,969     20,398          14,536        11,394        7,969
Stockholders' equity                                          98,264    110,626          54,244        68,874       74,934


     Historical income per share amounts for 1997 and earlier years have not been presented, as this information is not considered meaningful.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the "Business -- Regulation" section of this Report and in Notes 11 and 12 to the Financial Statements included in this Report.

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

Introduction


     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives almost all of its revenues from international telephone services. In June 1998, the Company acquired a 75% interest (increased to 80% in December 1999) in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging, for $1.7 million in cash. In July 1998, the Company acquired for $1.0 million in cash a 30% interest, with certain options to increase that interest to 40%, in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. The Company also provided a loan to Bermuda Digital Communications, Ltd. of $3.0 million at Citibank prime, which was 8.5% at December 31, 1999, plus 3%. During 1999, the Company organized a wholly owned subsidiary, Wireless World, LLC., and Wireless World, LLC. acquired VI Access the largest internet service provider in the U.S. Virgin Islands. In December 1999, Wireless World, LLC. ageed to acquire Antilles Wireless Cable T.V. Company, which holds MMDS and LMDS licenses for the U.S. Virgin Islands and provides wireless cable television services there. The Company has signed advisory fee contracts with Bermuda Digital Communications Ltd. and each of its operating subsidiaries compensating it at 6% of gross revenues for management services provided. The assets, liabilities, and operations of Digicom S.A., Bermuda Digital Communications, Ltd., Wireless World, LLC. and Antilles Wireless Cable T.V. Company, individually and in the aggregate, are not currently material to the assets, liabilities, and operations of the Company on a consolidated basis.

     The principal components of operating expenses for the Company's telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, international long-distance expenses, taxes other than income taxes and general and administrative expenses. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include GT&T's expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. General and administrative expenses consist principally of parent company overheads and amortization.

     For accounting purposes, the December 1997 split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) has been treated as a non pro rata split off of a business in which the split off entity is to be accounted for at fair value. The Company was considered to be the split off entity since Emerging

Communications, Inc. had the greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. Accordingly, the balance sheet of the Company at December 31, 1997 was adjusted to fair value as evidenced by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment included an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholders' equity. The fair value adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 is not a reliable indicator of the Company's cost of replenishing its assets.

     The combined financial statements included in this report are the separate financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the year ended December 31, 1997. These combined financial statements do not reflect the fair valuation adjustment arising from the split up transaction. Moreover, the combined statement of operations includes interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split up transaction and certain expenses for the period from May 1, 1997 to December 31, 1997 which were reimbursed by Emerging Communications, Inc. as part of the split up transaction.

     As a result of the decline in 1997 in GT&T revenues and profits from audiotext traffic, on December 31, 1997 GT&T filed an application with the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates. Subsequently on March 27, 1998, the PUC reduced its interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. The reduced rates represented a substantial increase over the rates in effect during 1997 and earlier years. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19.0 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates. In January 1999, the Chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC. GT&T then applied to the Guyana High Court for an order prohibiting the Chairman from further participating in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the Chairman against GT&T on the pending issues. In response to this application, the Guyana High Court issued an order directing the Chairman and the PUC to show cause why such an order of prohibition should not be issued. The Guyana High Court's order has the legal effect of barring the Chairman from further participation in the rate case pending a determination by the Guyana High Court of the merits of GT&T's application and, thus, is likely to further delay a decision by the PUC on GT&T's pending applications.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1999

     Telephone operating revenues for the year ended December 31, 1999 were $84.0 million as compared to $94.6 million for 1998. Net income for 1999 was $9.7 million, or $2.05 per share, as compared to $15.9 million, or $3.25 per share, for 1998.

     Operating results for fourth quarter 1999 includes $710,000 of revenue recognized from the settlement of a dispute with an international telecommunications carrier resulting in a net gain of $293,000, or $.06 per share.

     Operating results for 1998 include a fourth-quarter net gain to ATN of $1.0 million arising from the devaluation during 1998 of the Guyana dollar, $4.5 million of revenues recognized in the third quarter as a result of a settlement with a foreign telecommunications carrier of a claim for the interruption of international long-distance dial service to Guyana during 1995, and approximately $3.8 million in other non-operating income in the first quarter of 1998 as a result of the settlement of a claim arising from the cancellation of an insurance policy. After excluding these unusual items, the Company's core operating revenues and earnings for 1998 were $90.1 million and $10.6 million, respectively, or $2.16 per share.

     Excluding the one-time items in 1999 and 1998 discussed above, core revenues in 1999 decreased by $6.8 million or 7.6%. This decrease in revenues was attributable primarily to the continued decline in audiotext traffic through 1999. In the four quarters of 1998, audiotext traffic averaged approximately 5.3 million, 5.0 million, 4.5 million, and 3.9 million minutes per month, respectively. In the four quarters of 1999, audiotext traffic averaged 3.9 million, 3.5 million, 2.7 million and 3.7 million minutes per month, respectively. The decline in revenues in the second and third quarters of 1999 was due in part to an increase in the "refiling" or mislabeling of traffic from the United States and United Kingdom to Guyana. Offsetting the decrease in audiotext traffic, regular inbound international minutes increased from 49.8 million in 1998 to 59.5 million in 1999. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty.

     Local exchange service revenues decreased by $752,000 or 8% during 1999 as a result of the currency devaluation in the Guyana dollar in 1998. During 1998 the Guyana dollar declined from 142:1 US dollar to 180:1 US dollar and local revenues for 1998 were accounted for on a weighted average of these currency rates. For 1999 local revenues were calculated at the rate of 180:1. This decrease in exchange rate which affected the local exchange service revenues was partially offset by increased lines in service which rose to 64,000 at December 31, 1999 from 60,000 lines in service at December 31, 1998, an increase of 4,000 lines or 7%.

     International long-distance inbound revenues other than audiotext increased to $37.2 million in 1999 from $31 million in 1998. Excluding the $710,000 of revenue recognized from the settlement mentioned above, this represents an increase of $5.5 million or 18% and correlates to an increase in inbound minutes of traffic from 49.8 million in 1998 to 59.5 million in 1999, an increase of 9.7 million minutes or 20%. Management believes that this increase in inbound telephone traffic other than audiotext is indirectly the result of the increase in temporary rates for outbound long-distance traffic granted by the PUC in early 1998. Because a substantial portion of GT&T's international traffic, other than audiotext, consists of personal calls between Guyanese expatriates and their friends and families in Guyana, management believes that an increase in rates for outbound calls results not only in a decrease in the volume of outbound calls but an increase in the volume of inbound calls.

     As is noted elsewhere in this report (see "Business -- Regulation"), the FCC has adopted mandatory international settlement rate benchmarks for payments by U.S. telecommunications carriers to telecommunications carriers in other countries including Guyana, and GT&T's operating agreement and circuits with AT&T were terminate effective December 31, 1999. Any significant reduction in the volume of inbound traffic from the United States to Guyana or in the settlement rate for this traffic could have a significant adverse impact on GT&T's earnings. Any of these events would provide GT&T with a basis to seek an increase in rates for local and outbound international service so as to permit GT&T to earn its contractually provided 15% rate of return. However, there can be no assurance as to when or whether GT&T would receive such a rate increase.

     International long-distance outbound revenues decreased from $15.1 million in 1998 to $12.7 million in 1999, a decrease of $2.4 million or 16%. This decrease in international long-distance outbound revenues is primarily related to the decrease in the Guyanese dollar exchange rate from 142:1 US dollar to 180:1 US dollar discussed above, as the volume of outbound international long-distance traffic declined only slightly from 16.4 million minutes during 1998 to 16.1 million for 1999, a decline of approximately 2%.


     Telephone operating expenses were $60.2 million for 1999 as compared to $63.1 million for 1998. After eliminating the 1998 gain of $3 million from the devaluation of the Guyana dollar (which reduced operating expenses) core telephone operating expenses were $66.1 million in 1998. This represents a decrease of $5.9 million or 9% in core telephone operating expense. This decrease was due principally to a decrease in audiotext traffic expense at GT&T of $5.4 million due to decreased traffic volumes. Core telephone operating expenses were approximately 72% of core telephone operating revenues in 1999 as compared to approximately 73% of core telephone operating revenues in 1998 (excluding from core operating revenues in each year and from core operating expenses in 1998 the effects of the one-time items discussed above).

     Other operations revenues and expenses represent the operations of Digicom S.A. and Wireless World, LLC. and are not material. The Company acquired a 75% interest in Digicom on June 2, 1998 and an additional 5% in December of 1999. Wireless World, LLC. commenced operations with the acquisition of VI Access on October 5, 1999.

     Income from operations before interest expense, income taxes and minority interest for 1999 was $23.2 million as compared to $31.1 million for 1998. This represents a decrease of $7.9 million or 25% and is principally a result of the factors affecting revenues and operating expenses discussed above.

     The Company's effective tax rate for the year ended December 31, 1999 was 51.2% as compared to 46.7% for 1998. The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Years Ended December 31, 1997 and 1998

     Telephone operating revenues for the year ended December 31, 1998 were $94.6 million as compared to $117.6 million for 1997. Consolidated net income for 1998 was $15.9 million or $3.25 per share ($3.23 per share on a fully diluted basis). Pro forma net income for 1997 was $8.3 million or $1.69 per share. The 1997 pro forma results give effect to the December 30, 1997 split-off transaction as if it had been completed at the beginning of 1997.

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

     The decrease in audiotext revenues was partially offset by an increase in local exchange services, which increased from $2.9 million in 1997 to $9.4 million in 1998, an increase of $6.5 million or 222%. This increase in local exchange service revenues was primarily the result of the temporary rates granted by the PUC in response to a rate increase application filed by GT&T with the PUC on December 31, 1997. The increase is also partially attributable to an increase in lines in service to 60,000 at December 31, 1998 from approximately 55,000 at December 31, 1997, an increase of 5,000 lines or 9%.

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

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See Notes 11 and 12 to the Company's Combined and Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs. The Company's current primary source of funds at the parent company level is advisory fees from GT&T. If and when the tax and regulatory issues discussed in Notes 11 and 12 to the Combined and Consolidated Financial Statement included in this Report are resolved, the Company anticipates that GT&T may begin paying dividends to its stockholders, the Company and the Government of Guyana. These tax and regulatory issues could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At December 31, 1999, approximately
$6.2 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     The Company is currently exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately 180 to the U.S. dollar. Through December 31, 1999 the value of the Guyana dollar has remained stable at approximately 180 to the U.S. dollar.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented, except that, as is previously discussed in the comparisons of 1999, 1998, and 1997 operating results, the Company recognized a net gain of $1.0 million in 1998 as a result of the devaluation of the Guyana dollar during 1998.


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

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, 2000, and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1999.

     (c) Exhibits

  Exhibit No.                        Description

  3.   (a)     Restated Certificate of Incorporation of the Company. 3

       (b)     By-Laws of the Company. 3

  4.   (a)     Specimen Form of Company's Common Stock Certificate. 1

10.            Material contracts:

       (a) Subscription Agreement, dated as of August 11, 1997, between the Company and Emerging Communications,Inc. 4

       (b) Repurchase and Recapitalization Agreement, dated as of August 11, 1997, among the Company, Cornelius B. Prior, Jr., individually and as trustee of the 1994 Prior Charitable Remainder Trust, and Jeffrey J. Prosser. 4

       (c) Agreement and Plan of Merger, dated as of August 11, 1997, between ATN Merger Co, and the Company. 4

       (d) Technical Assistance Agreement, dated as of December 30, 1997, among Atlantic Tele-Network, Inc., Atlantic Tele-Network Co., Virgin Islands Telephone Corporation and Vitelcom Cellular Inc. 4

       (e) Non-Competition Agreement, dated as of December 30, 1997, among Emerging Communications, Inc., Atlantic
               Tele-Network, Inc., and Jeffery J. Prosser. 4

       (f) Indemnity Agreement, dated as of December 30, 1997, among Atlantic Tele-Network, Inc., Emerging Communications, Inc., Cornelius B. Prior, Jr. and Jeffrey J. Prosser. 4

       (g) Employee Benefits Agreements, dated as of December 30, 1997, between Emerging Communications, Inc. and
               Atlantic Tele-Network, Inc. 4

       (h) Tax Sharing and Indemnification Agreement, dated as of December 30, 1997, among Atlantic Tele-Network, Inc., Emerging Communications, Inc., Cornelius B. Prior, Jr. and Jeffrey J. Prosser. 4

  Exhibit No.                        Description


       (i) Equipment Financing Agreement, dated as of January 28, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V. (excluding exhibits). 1

       (j) First Amendment to Equipment Financing Agreement, dated as of January 28, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V. 1

       (k) Second Amendment to Equipment Financing Agreement, dated as of November 21, 1991, among Guyana Telephone and Telegraph Company Limited, Atlantic Tele-Network, Inc. and Northern Telecom International Finance B.V. 2

       (l)    1998 Stock Option Plan

       (m)    Amendments adopted March 10, 2000 to 1998 Stock Option Plan

       (n) Plan and Agreement of Reorganization for the Acquisition of Antilles Wireless Cable T.V. Company dated January 24, 2000 by and among Antilles Wireless Cable T.V., Inc., Calypso-Com Ltd., Wireless World, LLC., Cornelius B. Prior, Jr. and Atlantic Tele-Network, Inc.

       (o)    Directors' Remuneration Plan

21.           Subsidiaries of the Company.
_______________
       1.Filed as an exhibit to the Company's Registration Statement (File No.
         33-43012) and incorporated herein by reference.

       2.Filed as an exhibit to the Company's Annual Report on Form 10K for 1991 and incorporated herein by reference.

       3.Filed as an exhibit on Form 8-K dated February 16, 1996 and incorporated herein by reference.

       4.Filed as an exhibit to the Company's Annual Report on Form 10K for 1998 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ATLANTIC TELE-NETWORK, INC.

March 25, 2000

                                  By:/s/ Cornelius B. Prior, Jr.
                                  ------------------------------
                                   Cornelius B. Prior, Jr.
                                   Chief Executive Officer, Chairman of the
                                   Board and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                             Title                           Date
--------------------------------------------------------------------------

/s/ Cornelius B. Prior, Jr.  Chief Executive Officer, Chairman  March 25, 2000
---------------------------  of the Board and Secretary         --------------
Cornelius B. Prior, Jr.

/s/ Lewis A. Stern           Vice  President  -  Finance  and   March 25, 2000
------------------           Chief  Financial Officer           --------------
Lewis A. Stern

/s/ Steven M. Ross           Treasurer and Chief                March 25, 2000
------------------           -------------------                --------------
Steven M. Ross               Accounting Officer

/s/ James B. Ellis           Director                           March 25, 2000
------------------           --------                           --------------
James B. Ellis

/s/ Ernst Burri              Director                           March 25, 2000
---------------              --------                           --------------
Ernst Burri

/s/ Henry Wheatley           Director                           March 25, 2000
------------------           --------                           --------------
Henry Wheatley

                 Atlantic Tele-Network, Inc. and Subsidiaries


                Combined and Consolidated Financial Statements
                       and Financial Statement Schedules
             for the years ended December 31, 1997, 1998, and 1999
                        Together With the Audit Report





                                      INDEX



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2


FINANCIAL STATEMENTS

Consolidated Balance Sheets--December 31, 1998 and 1999                 F-4

Combined and Consolidated Statements of Operations for the Years
Ended December 31, 1997, 1998, and 1999                                 F-5

Combined and Consolidated Statements of Stockholders' Equity
for the Years Ended December 31, 1997,1998, and 1999                    F-6

Combined and Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1997, 1998, and 1999                                F-7


Notes to Combined and Consolidated financial statements                 F-8


FINANCIAL STATEMENT SCHEDULES


Schedule II--Valuation and Qualifying Accounts for
the Years Ended December 31, 1997, 1998, and 1999                       F-26

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Atlantic Tele-Network, Inc.:

     We have audited the accompanying consolidated balance sheets of ATLANTIC TELE-NETWORK, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

/s/ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 28, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
Atlantic Tele-Network, Inc. and Subsidiary


     We have audited the accompanying combined statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. Our audit also included the financial statement schedules listed in the Index on
Item 14 for this period. These financial statements are the responsibility of Atlantic Tele-Network, Inc. and subsidiary's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such combined financial statements present fairly, in all material respects, the results of operations of Atlantic Tele-Network, Inc. and subsidiary and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements as a whole, present fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 20, 1998


                                   Atlantic Tele-Network, Inc. and Subsidiaries


                                            Consolidated Balance sheets

                                            December 31, 1998 and 1999

                                          (Columnar Amounts in Thousands)






                                                                                        1998        1999
                                                                                        ----        ----

Assets
Current assets:
   Cash and cash equivalents                                                         $  35,116   $  31,463
   Accounts receivable, net                                                             24,448      20,512
   Materials and supplies                                                                4,988       4,853
   Prepayments and other current assets                                                  1,861       4,285
                                                                                         -----       -----
            Total current assets                                                        66,413      61,113
Fixed assets:
   Property, plant, and equipment                                                       51,126      66,739
      Less accumulated depreciation                                                     (4,695)    (10,288)
                                                                                        ------     -------
            Net fixed assets                                                            46,431      56,451
Uncollected surcharges, net of current portion                                           1,802       1,428
Investment in and advances to bermuda digital communications, ltd.                       3,944       4,710
Other assets                                                                             7,670       7,746
                                                                                         -----       -----
            Total assets                                                              $126,260    $131,448
                                                                                      ========    ========



Liabilities and stockholders' equity

Current liabilities:
   Accounts payable and accrued liabilities                                          $  11,863    $  7,905
   Accrued taxes                                                                         8,636       7,823
   Advance payments and deposits                                                           969       1,353
   Other current liabilities                                                             1,924       4,651
   Current portion of long-term debt                                                     3,403       3,410
                                                                                         -----       -----
            Total current liabilities                                                   26,795      25,142

Deferred income taxes                                                                      502       3,032

Long-term debt, excluding current portion                                               11,394       7,969
            Total liabilities                                                           38,691      36,143
Minority interests                                                                      18,695      20,371
Contingencies and commitments (Notes 11 and 12)

Stockholders' equity:
   Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none
      issued and outstanding                                                                 0           0
   Common stock, $.01 par value per share; 20,000,000 shares authorized; 4,909,000 shares issued and 4,847,400 and 4,756,700 shares outstanding in 1998 and 1999,
      respectively                                                                          49          49
   Treasury stock, at cost                                                                (555)     (1,418)
   Additional paid-in capital                                                           54,195      54,263
   Retained earnings                                                                    15,185      22,040
                                                                                        ------      ------
            Total stockholders' equity                                                  68,874      74,934
                                                                                        ------      ------
            Total liabilities and stockholders' equity                                $126,260    $131,448
                                                                                      ========    ========



     The accompanying notes are an integral part of these consolidated balance sheets.



                                   Atlantic Tele-Network, Inc. and Subsidiaries


                                Combined and Consolidated statements of operations

                               for the years ended December 31, 1997, 1998, and 1999

                              (Columnar Amounts in Thousands, Except Per Share Data)



                                                           1997         1998        1999
                                                           ----         ----        ----
                                                         (Combined)      (Consolidated)
                                                         -------------------------------

Telephone operations:
   Operating revenues:
      International long-distance revenues                $113,865     $84,028     $73,737
      Local exchange service revenues                        2,933       9,444       8,692
      Other revenues                                           817       1,172       1,602
                                                               ---       -----       -----
            Total operating revenues                       117,615      94,644      84,031
   Operating expenses:
      International long-distance expenses                  70,094      38,689      33,319
      Plant-specific operations                              5,707       6,450       5,099
      Plant-nonspecific operations                           7,099       6,377       7,211
      Customer operations                                    2,538       2,799       2,705
      Corporate operations                                   6,061       2,753       4,857
      Taxes other than income taxes                            657         941         836
      General and administrative expenses                    7,317       5,086       6,138
                                                             -----       -----       -----
            Total operating expenses                        99,473      63,095      60,165
                                                            ------      ------      ------
            Income from telephone operations                18,142      31,549      23,866
Other operations:
   Revenues of other operations                                  0       1,011       1,741
   Expenses of other operations                                  0       1,384       2,340
                                                                 -       -----       -----
            Loss from other operations                           0        (373)       (599)
Other income (expense):
   Interest expense                                         (3,794)     (2,290)     (1,875)
   Interest income                                           2,677       1,643       2,321
   Other income (expense), net                                   0       3,577        (474)
                                                                 -       -----        ----
            Other income (expense), net                     (1,117)      2,930         (28)
                                                            ------       -----         ---
Income before income taxes and minority interests           17,025      34,106      23,239

Income taxes                                                 7,718      15,913      11,898
Income before minority interests                             9,307      18,193      11,341
                                                             -----      ------      ------

Minority interests                                          (1,372)     (2,281)     (1,676)
                                                            ------      ------      ------
Net income                                                  $7,935     $15,912    $  9,665
                                                            ======     =======    ========

Net income per share:
   Basic                                                                 $3.25       $2.05
                                                                         =====       =====

   Diluted                                                               $3.23       $2.05
                                                                         =====       =====

Weighted average common stock outstanding:
   Basic                                                                 4,901       4,705
                                                                         =====       =====

   Diluted                                                               4,923       4,715
                                                                         =====       =====


     The accompanying notes are an integral part of these combined and consolidated financial statements.


                                   Atlantic Tele-Network, Inc. and Subsidiaries


                           Combined and Consolidated statements of stockholders' equity for the years ended December 31, 1997, 1998 and 1999

                                          (Columnar Amounts in Thousands)



                                                                                  Additional                   Total
                                                          Common      Treasury      Paid-In      Retained    STockholders'
                                                           Stock        Stock       Capital       Earnings      Equity
                                                           -----------------------------------------------------------



Combined balance, December 31, 1996                        $123              0      $81,852        $28,651     $110,626
                                                           ====              =      =======        =======     ========

   Purchase and cancellation of 765,562 shares of
      company common stock                                   (8)             0            0        (17,392)     (17,400)
   Split-off of subsidiaries and fair valuation of
      net assets                                            (66)             0      (27,657)       (19,194)     (46,917)
   Net income                                                 0              0            0          7,935        7,935
                                                              -              -            -          -----        -----
Consolidated balance, December 31, 1997                      49              0       54,195              0       54,244
                                                             ==              =       ======              =       ======

   Purchase of 61,600 shares of common stock                  0           (555)           0              0         (555)
   Dividends on common stock                                  0              0            0           (727)        (727)
   Net income                                                 0              0            0         15,912       15,912
                                                              -              -            -         ------       ------
Consolidated balance, December 31, 1998                      49           (555)      54,195         15,185       68,874
                                                             ==           ====       ======         ======       ======

   Purchase of 190,700 shares of common stock                 0         (1,795)           0              0       (1,795)
   Reissuance of 100,000 shares of common stock
      for acquisition                                         0            932           68              0        1,000
   Dividends on common stock                                  0              0            0         (2,810)      (2,810)
   Net income                                                 0              0            0          9,665        9,665
                                                              -              -            -          -----        -----
Consolidated BALANCE, December 31, 1999                   $  49        $(1,418)     $54,263        $22,040      $74,934
                                                          =====        =======      =======        =======      =======



     The accompanying notes are an integral part of these combined and consolidated financial statements.


                                   Atlantic Tele-Network, Inc. and Subsidiaries


                                Combined and Consolidated statements of cash flows

                               for the years ended December 31, 1997, 1998, and 1999

                                          (Columnar Amounts in Thousands)




                                                                                    1997        1998       1999
                                                                                   -----------------------------
                                                                                  (Combined)     (Consolidated)

Cash flows from operating activities:
   Net income                                                                     $  7,935      $15,912    $ 9,665
   Adjustments to reconcile net income to net cash flows provided by operating activities (excluding the effects of acquisitions):
         Depreciation and amortization                                               5,289        4,307      5,731
         Deferred income taxes                                                       2,961       (2,897)     2,530
         Minority interests                                                          1,372        2,281      1,676
         Equity in losses of Bermuda Digital Communications, Ltd.                        0          209        454
         Changes in operating assets and liabilities:
            Accounts receivable, net                                                11,187       11,556      3,936
            Materials and supplies, prepayments, and other current assets             (894)      (1,293)    (2,337)
            Uncollected surcharges                                                  (2,822)       6,327      3,646
            Accounts payable and accrued liabilities                                (4,038)       1,352     (3,187)
            Accrued taxes                                                            1,970        5,210       (813)
            Other                                                                    2,200       (2,279)     1,569
                                                                                     -----       ------      -----
               Net cash flows provided by operating activities                      25,160       40,685     22,870
                                                                                    ======       ======     ======
Cash flows from investing activities:
   Capital expenditures                                                             (7,633)      (9,994)   (14,807)
   Acquisitions, net of cash received                                                    0       (1,842)      (875)
   Investment in and advances to Bermuda Digital Communications, Ltd.                    0       (4,153)      (750)
   Split-off transaction costs                                                      (4,509)           0          0
   Change in affiliate borrowings                                                   19,918            0          0
   Other investments                                                                     0         (750)    (2,068)
                                                                                         -         ----     ------
               Net cash flows provided by (used in) investing activities             7,776      (16,739)   (18,500)
                                                                                     =====      =======    =======
Cash flows from financing activities:
   Repayment of long-term debt                                                      (7,693)      (3,351)    (3,418)
   Repayments on notes                                                                (222)           0          0
   Purchase of common stock                                                        (17,400)        (555)    (1,795)
   Dividends declared on common stock                                                    0         (727)    (2,810)
               Net cash flows used in financing activities                         (25,315)      (4,633)    (8,023)
                                                                                   -------       ------     ------
Net change in cash and cash equivalents                                              7,621       19,313     (3,653)
                                                                                     =====       ======     ======

Cash and cash equivalents, beginning of year                                         8,182       15,803     35,116
                                                                                     =====       ======     ======
Cash and cash equivalents, end of year                                             $15,803      $35,116    $31,463
                                                                                   =======      =======    =======

Supplemental cash flow information:
   Interest paid                                                                  $  3,035     $  1,747   $  1,860
                                                                                  ========     ========   ========

   Income taxes paid                                                              $  4,093     $  7,784    $10,593
                                                                                  ========     ========    =======

Noncash activities:

   Split-off of subsidiaries and fair valuation of net assets                      $42,408          0          0
                                                                                   =======          =          =


   Issuance of common stock--VI Access acquisition                                     0            0     $  1,000
                                                                                       =            =     ========



     The accompanying notes are an integral part of these combined and consolidated financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries


            Notes to Combined and Consolidated Financial Statements

                       December 31, 1997, 1998, and 1999




  1.  ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company's wholly-owned subsidiary, Wireless World, LLC ("Wireless World") began operations in October 1999 when it acquired VI Access, Inc. which is an internet service provider in the U.S. Virgin Islands. The Company also owns an 80% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications, and paging, and a 30% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for GT&T, Digicom, BDC, and Wireless World for a management fee equal to 6% of gross revenues.


  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

     Effective December 30, 1997, ATN split off into two separate public companies (the "Transaction"). One, Emerging Communications, Inc. ("ECI"), contained all of the operations of the Company and its subsidiaries in the U.S. Virgin Islands. The other, ATN, continued the business and operations of the Company in Guyana, including ownership of its 80%-owned subsidiary, GT&T. The financial statements of ATN for the year ended December 31, 1997 are the separate financial statements relating to ATN's business and operations in Guyana, including its 80%-owned subsidiary GT&T, and ATN's activities as the parent company of all of its subsidiaries. ATN's investment in subsidiaries other than GT&T and operations of these other subsidiaries have been carved out of these financial statements.

     The Transaction was accounted for as a non-pro rata split-off of ATN from the consolidated Company as it previously existed. Accordingly, ATN assets and liabilities at December 31, 1997 have been accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 29, "Accounting for Nonmonetary Transactions," and Emerging Issues Task Force ("EITF") 96-4, "Accounting for Reorganizations Involving a Non-Pro Rata Split-Off of Certain Nonmonetary Assets to Owners," at values as determined by market capitalization of ATN subsequent to the Transaction. The excess of original cost over fair value was allocated to reduce the values assigned to long-term assets, primarily property, plant, and equipment and intangibles.

     The accompanying combined financial statements of ATN present the results of operations and cash flows for the year ended December 31, 1997 as if the business, operations, and activities were conducted by a separate entity. The accompanying consolidated balance sheets as of December 31, 1998 and 1999 and the results of operations and cash flows for the two years then ended include the accounts of the Company and its majority-owned subsidiaries, GT&T and Digicom, and its wholly-owned subsidiary, Wireless World. All material intercompany transactions and balances have been eliminated in consolidation.

      Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all investments with a maturity at acquisition of three months or less to be cash equivalents.

      Materials and Supplies

     Materials and supplies are carried in inventory principally at weighted average cost.

      Fixed Assets

     The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 4.5%, 9.2%, and 9.5% for GT&T for the years ended December 31, 1997, 1998, and 1999, respectively. With respect to GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized in connection with ordinary retirements of depreciable property. Repairs and replacements of minor items of property are charged to maintenance expense. At January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission ("PUC"). The lives adopted have neither been approved nor disapproved by the PUC as of the date of this report.

      Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the carrying value of property, plant, and equipment and intangibles in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of expected future cash flows is less than book value. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

      Revenue Recognition

     Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. In determining revenue, the Company estimates the country of origin of traffic it receives from foreign carriers to determine the appropriate rate to apply to minutes of long-distance traffic carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ significantly in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

      Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

      Credit Concentrations and Significant Customers

     Revenues from AT&T, MCI WorldCom, and Teleglobe, consisting of international long-distance revenues, comprised approximately 31%, 11%, and 18%, respectively, of total revenues for 1997, 27%, 11%, and 18%, respectively, of total revenues for 1998, and 24%, 18%, and 14%, respectively, of total revenues for 1999. No other customers accounted for more than 10% of total revenues. The majority of the connecting companies' accounts receivable are due from these companies.

     A significant portion of the Company's international long-distance revenue discussed above is generated by GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. One such audiotext provider accounted for $39 million, $19 million, and $12 million of these revenues for the years ended
December 31, 1997, 1998, and 1999, respectively, and another audiotext provider accounted for $18 million, $10 million, and $5 million of these revenues for the years ended December 31, 1997, 1998, and 1999, respectively.

      Foreign Currency Gains and Losses

     With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 1997 and 1999, foreign currency losses related primarily to settlements with foreign carriers and approximated $1.5 million and $30,000, respectively. In the year ended December 31, 1998, foreign currency gains and losses arose primarily from the devaluation of the Guyana dollar during 1998 and amounted to a net gain of approximately $1 million. All of the foregoing gains and losses are included in the accompanying combined and consolidated statements of operations.

      Regulatory Accounting

     GT&T accounts for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, plant and equipment are depreciated over lives approved by regulators, and certain costs and obligations are deferred based on approvals received from regulators to permit recovery of such amounts in future years. GT&T's audiotext revenues are not subject to regulation but are taken into account by the regulator in setting regulated rates which permit the recovery of GT&T's costs and a return on investment. These unregulated revenues and any costs which pertain solely to these unregulated revenues are not accounted for under SFAS No. 71 principles.

      Business Segment Information

     The Company and its subsidiaries operate primarily in three reportable segments. The three segments are the telephone operations segment which relates to GT&T, the internet segment which relates to Wireless World, and the radio and paging segment which relates to Digicom. For 1998 and 1999, the radio and paging segment and internet segment are not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information."

      Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, debt, and other short-term assets and liabilities. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 1998 and 1999, the estimated fair value of the Company's financial instruments approximates their carrying value.

      Pro Forma Net Income Per Share

     Historical income per share is not presented in the financial statements for the year ended December 31, 1997, as the information is not considered meaningful. Unaudited pro forma net income per share as if the Transaction had occurred on January 1, 1997 is calculated as follows (in thousands, except per share data)(unaudited):

                                                                     1997
                                                                 (Unaudited)
                                                                 -----------


  Net income as reported                                             $7,935
  Reduction in depreciation                                           2,712
  Elimination of interest income from subsidiary,
    net of interest expense on debt transferred to ECI               (1,716)
  Tax effect                                                           (637)
                                                                       ----
  Pro forma net income                                               $8,294
                                                                     ======

  Pro forma net income per share                                      $1.69
                                                                      =====

  Pro forma shares outstanding                                        4,909
                                                                      =====

      Net Income Per Share


     Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company's stock options are potentially dilutive securities. In the years ended December 31, 1998 and 1999, potentially dilutive securities were dilutive and, therefore, are included in diluted net income per share. A reconciliation of basic net income per share to diluted net income per share for the years ended December 31, 1998 and 1999 is as follows (in thousands, except per share data):


                                                          1998                                1999
                                          -----------------------------------------------------------------------
                                                        Weighted      Net         Net      Weighted       Net
                                              Net       Average      Income       Net       Average      Income
                                            Income       Shares     Per Share    Income      Shares     Per Share
                                            ------       ------     ---------    ------      ------     ---------

     Basic net income                       $15,912      4,901        $3.25      $9,665      4,705        $2.05
     Dilutive securities:
        Stock options                             0         22        (0.02)          0         10        (0.00)
                                                  -         --        -----           -         --        -----
     Diluted net income                     $15,912      4,923        $3.23      $9,665      4,715        $2.05
                                            =======      =====        =====      ======      =====        =====



      New Accounting Pronouncements


     The Financial Accounting Standards Board has issued SFAS No. 133 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by January 2001. These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS
No. 133 and SFAS No. 137 are not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its financial position upon adoption of SFAS No. 133 and SFAS No. 137.


  3.  ACQUISITIONS

      Bermuda Digital Communications, Ltd.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants which would enable the Company to increase its investment up to 40% under certain circumstances, in BDC for $1 million in cash. The Company also provided a loan to BDC of $3 million at Citibank prime plus 3% (11.5% at December 31, 1999). During 1999, the Company provided additional loans to BDC amounting to $750,000. The Company has an advisory fee contract with BDC compensating it at 6% of gross revenues for management services provided, effective from the acquisition date. This investment is accounted for under the equity method of accounting. For the years ended December 31, 1998 and 1999, the Company recorded equity in losses of BDC of $209,000 and $454,000, respectively, which are included in the accompanying consolidated statements of operations as other income (expense), net.

      Wireless World, LLC

     On October 4, 1999, Wireless World acquired the internet service provider business and certain other assets of VI Access from Ackley Caribbean Enterprises, Inc. for a purchase price of $875,000 in cash and 100,000 shares of ATN common stock. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. The purchase price allocation for this acquisition is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to approximately $1.4 million and has been included in other assets in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over ten years. The Company also contracted to acquire the specialized mobile radio business and the paging business of VI Access for $625,000 in cash, subject to certain regulatory approvals.

      Digicom S.A.

     Effective June 2, 1998, the Company acquired a 75% interest in Digicom, a Haitian corporation for $1.8 million in cash and a commitment to issue in the future 15,873 shares of ATN common stock. During 1999, the Company determined that issuance of 15,873 shares of ATN common stock was not warranted and accordingly adjusted the original purchase price allocation. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to approximately $668,000 and has been included in other assets in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over 15 years.

     During October 1999, the Company acquired an additional 5% interest in Digicom in settlement of claims under the acquisition agreement.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1999 assume that the acquisitions of VI Access and Digicom completed during 1998 and 1999, which were accounted for as purchases, occurred as of January 1, 1998 (in thousands, except per share data).

                                                  1998           1999
                                                  ----           ----

 Revenues (telephone and other operations)        $97,497        $87,012
 Net income                                        15,762          9,749
 Basic net income per share                         $3.22          $2.07
 Diluted net income per share                        3.20           2.07


  4.  ACCOUNTS RECEIVABLE

     As of December 31, 1998 and 1999, accounts receivable consist of the following (columnar amounts in thousands):

                                                                           1998          1999
                                                                           ----          ----

Subscribers, net of allowance for doubtful accounts of $651,000
    and $640,000 in 1998 and 1999, respectively                           $  2,878      $  3,136
Connecting companies, net of allowance for doubtful accounts of
    $2,000,000 and $2,875,000 in 1998 and 1999, respectively                17,884        16,799
Uncollected surcharges--current portion                                      3,291            19
Other                                                                          395           558
                                                                               ---           ---
              Total accounts receivable, net                               $24,448       $20,512
                                                                           =======       =======


  5.  FIXED ASSETS


     As of December 31, 1998 and 1999, property, plant, and equipment consist of the following (in thousands):

                                                         1998          1999
                                                        ----          ----

 Outside plant                                         $19,914       $24,494
 Central office equipment                               22,025        26,639
 Land and building                                       4,428         4,476
 Station equipment                                       1,715         2,074
 Furniture and office equipment                            899         2,214
 Construction in progress                                  983         2,998
 Other                                                   1,162         3,844
                                                         -----         -----
               Total property, plant, and equipment    $51,126       $66,739
                                                       =======       =======


     As a result of the valuation of net assets in the split-off Transaction in accordance with APB Opinion No. 29 and EITF 96-4, net property values at December 31, 1997 were reduced by approximately $49.2 million from their previous carrying value, which was based primarily on historical cost. The reduced carrying value of property, plant, and equipment is significantly below replacement value.


     6. OTHER ASSETS

     As of December 31, 1998 and 1999, other assets consist of the following (columnar amounts in thousands):

                                                          1998          1999
                                                          ----          ----

Debt service reserve fund and escrow account               $3,900      $3,900
Goodwill, net of accumulated amortization of $34,000
   and $,000 respectively                                     840       1,719
Prepaid pension                                               497         767
Other                                                       2,433       1,360
                                                            -----       -----
              Total other assets                           $7,670      $7,746
                                                           ======      ======


  7.  LONG-TERM DEBT


     As of December 31, 1998 and 1999, long-term debt consists of the following (columnar amounts in thousands):


                                                                        1998          1999
                                                                        ----          ----

 Notes payable to Northern Telecom International Finance B.V. by
 GT&T under a $34 million equipment financing agreement (the
 "GT&T Equipment Loan")                                                $14,536       $11,237
 Other                                                                     261           142
                                                                           ---           ---
                                                                        14,797        11,379
 Less current portion                                                    3,403         3,410
                                                                         -----         -----
               Total long-term debt                                    $11,394      $  7,969
                                                                       =======      ========


     The GT&T Equipment Loan requires monthly principal payments totaling $275,000 plus interest with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loan are at fixed rates ranging from 9.17% to 11.29% as of December 31, 1998 and 1999, respectively.


     The GT&T Equipment Loan is guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. GT&T is also required to maintain a debt service reserve fund under this loan agreement. The balance of this fund, included in other assets in the accompanying consolidated balance sheets, was $3.9 million at December 31, 1998 and 1999.

     Future maturities of the long-term debt at December 31, 1999 are as follows (in thousands):

 2000                                                 $  3,410
 2001                                                    3,272
 2002                                                    2,742
 2003                                                    1,496
 2004                                                      459
 ----                                                      ---
                                                       $11,379
                                                       =======

     8. EQUITY


     Common Stock

     In December 1998 and March, June, September, and December 1999, the board of directors of the Company declared quarterly dividends of $.15 per share. The declared dividend in December 1998 and 1999 are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 1998 and 1999.

     Treasury Stock

     In September 1998, the Company's board of directors authorized the repurchase of up to 250,000 shares of the Company's common stock for use in the Company's 1998 Stock Option Plan (the "Option Plan"). In 1998 and 1999, the Company repurchased 61,600 and 188,400 shares, respectively, of its common stock pursuant to this authorization at an aggregate cost of approximately $555,000, or an average price of $9.01 per share in 1998 and at an aggregate cost of approximately $1,776,000, or an average price of $9.43 per share in 1999. The Company completed these stock repurchases in February 1999.

     In October 1999, the Company used 100,000 of these shares in connection with Wireless World's acquisition of VI Access, and in November 1999, the board of directors authorized additional repurchases to restore the number of shares of treasury stock to 250,000.

     During November and December 1999, the Company repurchased an additional 2,300 shares of its common stock at an aggregate cost of $19,000 or an average price of $8.26 per share.

     Stock Options

     In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 250,000 shares of common stock for options to be granted under the plan, and granted options to employees to purchase 130,000 shares of the Company's common stock at an exercise price of $9.625 per share (the estimated fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over a period of four years.

     In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 was used.

     The Company has elected to continue to account for its Option Plan under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company's common stock granted to employees during the years ended December 31, 1998 and 1999 using the Black-Scholes option pricing model, as allowed under SFAS No. 123 and based on the following assumptions:

                                         1998            1999
                                         ----            ----
Risk-free interest rate                  4.49%           4.49%
Expected dividend yield                  6%              6%
Expected lives                           Five years      Four years
Expected volatility                      72%             72%


     The following table summarizes the transactions under the Plan:

                                            Number
                                        --------------
                                              of
                                           Options

Outstanding at December 31, 1997                  0
    Granted                                 130,000
                                            -------
Outstanding at December 31, 1998            130,000
    Forfeited                               120,000
                                            -------
Outstanding at December 31, 1999             10,000
                                             ======

     At December 31, 1998 and 1999, there were 130,000 and 10,000 options outstanding, respectively, with a weighted average remaining contractual life of 9.8 and 9 years, respectively, and a weighted average exercise price of $9.625 per share. The weighted average fair value of options granted during the year ended December 31, 1998 was $3.95 per share subject to option, or $514,000 in aggregate. During 1999, 120,000 options were forfeited due to certain employees leaving the company. If the Company had accounted for the outstanding options in accordance with SFAS No. 123, the Company would have amortized this fair value over the vesting period of the options resulting in $9,000 and $7,000 compensation expense for the years ended December 31, 1998 and 1999, respectively. The Company's reported net income and net income per share for the year ended December 31, 1998 and 1999 would have been as follows (in thousands, except per share data):

                                              1998         1999

Net income:
    As reported--basic and diluted           $15,912       $9,665
                                             -------       ------

    Pro forma--basic and diluted             $15,903       $9,658
                                             -------       ------

Earnings per share:
    As reported and pro forma--basic           $3.25       $2.05
                                               -----       -----

    As reported and pro forma--diluted         $3.23       $2.05
                                               -----       -----

  9.  INCOME TAXES

     The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                                              1997          1998          1999
                                                              ----          ----          ----


Tax computed at statutory U.S. federal income tax
    rates                                                     $5,959       $11,937      $  8,134
Foreign income taxes in excess of statutory U.S.
    rates                                                      1,314         2,914         2,217
Other, net                                                       445         1,062         1,547
                                                                 ---         -----         -----
Income tax expense                                            $7,718       $15,913       $11,898
                                                              ======       =======       =======


     The components of income tax expense are comprised of the following for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                     1997          1998          1999
                                     ----          ----          ----

Current:

    United States                   $1,445      $  2,087         $ 345
    Foreign                          3,312        12,142         9,649
Deferred                             2,961         1,684         1,904
                                     -----         -----         -----
                                    $7,718       $15,913       $11,898
                                    ======       =======       =======

     The significant components of deferred tax assets and liabilities are as follows as of December 31, 1998 and 1999 (in thousands):

                                                                   1998         1999
                                                                   ----         ----

Deferred tax assets:
    Differences between book and tax basis of property           $   308        $    -
    Nondeductible expense                                          1,534         1,878
                                                                   -----         -----
                                                                   1,842         1,878
                                                                   =====         =====
Deferred tax liabilities:
    Differences between book and tax basis of property               -           2,388
    Revenues not recognized for tax purposes                       1,035           867
                                                                   -----           ---
                                                                   1,035         3,255
                                                                   =====         =====
Net deferred tax assets (liabilities)                                807        (1,377)
Portion included in current assets                                 1,309         1,655
                                                                   -----         -----
Noncurrent deferred tax liabilities                              $  (502)      $(3,032)
                                                                 =======       =======

     At December 31, 1998 and 1999, unremitted earnings of foreign subsidiaries were approximately $57 million and $64.3 million, respectively. Since it is the Company's intention to indefinitely reinvest these earnings, no U.S. taxes have been provided for. The determination of the amount of U.S. tax which would be payable if such unremitted foreign earnings were repatriated through dividend remittances is not practicable in that any U.S. taxes payable on such dividends would be significantly offset by foreign tax credits. Pursuant to the terms of the purchase agreement with the government of Guyana, there are no withholding taxes applicable to distributions from GT&T.


     10. retirement plans

     The Company has a noncontributory defined benefit pension plan for eligible employees of GT&T who meet certain age and employment criteria. Contributions are intended to provide not only for benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy is to contribute to the plan such amounts as are actuarially determined to meet funding requirements. The benefits are based on the participants' average salary or hourly wages during the last three years of employment and credited service years. In 1998, the Company adopted SFAS No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

     The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 1998 and 1999:

                                                  1998        1999
                                                  ----        ----

Discount                                         10.50%      12.50%
Annual salary increase                            7.50        7.50
Expected long-term return on plan assets          9.25        9.25

     Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 1998 and 1999 (in thousands):


                                                     1998         1999
                                                     ----         ----

Projected benefit obligations:
    Balance at beginning of year                    $2,266        $1,267
       Adjustments at the beginning of the year       (240)            0
       Service cost                                    294           185
       Interest cost                                   146           142
       Benefits paid                                   (59)          (13)
       Foreign currency exchange rate changes         (459)            0
       Actuarial (gain) loss                          (681)         (359)
                                                      ----          ----
    Balance at end of year                          $1,267        $1,222
                                                    ======        ======

Plan assets:
    Balance at beginning of year                    $1,328        $1,580
       Actual return on plan assets                    126            99
       Company contributions                           603           443
       Benefits paid                                   (66)          (13)
       Foreign currency exchange rate changes         (411)            0
                                                      ----             -
    Balance at end of year                          $1,580        $2,109
                                                    ======        ======


     The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 1998 and 1999 (in thousands):

                                                            1998       1999
                                                            ----       ----

Funded status                                                $313       $887
Unrecognized prior service cost                               168        155
Unrecognized net actuarial loss                                16       (275)
                                                               --       ----
Prepaid asset recognized in the accompanying
    consolidated balance sheets                              $497       $767
                                                             ====       ====

     Components of the plan's net periodic pension cost are as follows for the years ended December 31, 1997, 1998, and 1999 (in thousands):

                                          1997       1998        1999
                                          ----       ----        ----
Service cost                              $168        $294       $185
Interest cost                              131         146        142
Expected return on plan assets             (62)       (131)      (166)
Net amortization                            17          45         13
                                            --          --         --
Net periodic pension cost                 $254        $354       $174
                                          ====        ====       ====


     11. REGULATORY MATTERS


     GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 ("PUC law") and the Guyana Telecommunications Act of 1990 ("Telecommunications Law"). GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991.

     On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional revenues over and above the interim rates currently in effect. GT&T's two applications for a permanent rate increase are still pending before the PUC.

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

     In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T's rates for outbound long distance calls to various countries, GT&T put into effect a surcharge to recover the approximately $9.5 million of lost revenues from the period of October 1995 to the date of the High Court's order. The Guyana Consumer Advisory Bureau, a non-governmental group, instituted a suit challenging GT&T's rights to institute this surcharge without PUC approval, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC's permission for such surcharge. Substantially all of the $9.5 million of lost revenues were collected prior to the court's ruling, and it is unclear whether GT&T will be required to make any refund since the High Court did not rule on GT&T's contention that it was entitled to recover these lost revenues.

     In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998, 89,054 lines by the end of 1999, and 102,126 by the end of the year 2000 to allocate and connect an additional 9,331 telephone lines before the end of 1998 and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of the year 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC's order. GT&T has filed a motion against the PUC's order in the Guyana High Court and has appealed the order on different grounds to the Guyana Court of Appeal. No stay currently exists against this order.

     In February 2000, GT&T received notices of five separate hearings from the PUC relating to various issues, including GT&T's failure to comply with the October 1997 order to increase the number of lines in service and information requests on the amount of surcharges collected by GT&T as a result of the High Court's voiding of the PUC's October 1995 rate reduction order. GT&T has filed with the Guyana High Court a petition to bar the Chairman of the PUC on the grounds of bias from participating in any matters involving GT&T.

     In July 1998, the PUC gave notice that it would hold a public hearing on August 25, 1998 in respect of the following matters: (i) "the validity of the grant of monopoly rights to any owner or provider of services in the public utility sector, having regard to the laws in force in Guyana at the relevant time" and (ii) "whether the Commission has power to request the Government to issue a license to a new provider of services in the public utility sector, where the existing provider in that sector fails to refuse to meet reasonable demands for service in that public utility sector." While the PUC's notice did not name GT&T as the service provider in question, the Company believes that GT&T is the service provider which will be the subject of the hearing. This intended hearing has been stayed by an order issued by the Guyana High Court on an application by GT&T pending a hearing on the merits of GT&T's application.

     On October 30, 1998, the U.S. Federal Trade Commission ("FTC") issued for comment a proposed rule which would expand the definition of "pay per call" services to include audiotext services, such as those which GT&T terminates in Guyana. If adopted in its present form, the FTC's proposed rule would require, among other things, that a caller must receive a short preamble at the beginning of the call advising the caller of the cost of the call and permitting the caller to terminate the call without charge if terminated immediately. Although GT&T has not completed its study of the ways and means of possibly complying with this requirement, it may be technically impossible for recipients of international audiotext traffic, such as GT&T, to separate audiotext traffic from other incoming international traffic and permit a free preamble for audiotext calls. The FTC's proposed rule would have the effect of prohibiting a local telephone company from disconnecting a subscriber's telephone service for failure to pay charges for an international audiotext call. This requirement currently applies to area code 900 domestic audiotext, but not to international audiotext, and provides a collection advantage for international audiotext over domestic audiotext. The proposed rule would also include several requirements which, if adopted, could make it more difficult to bill and collect for international audiotext calls. If the proposed regulations are adopted, the provisions described above may have a significant adverse impact on international audiotext traffic from the United States to Guyana and other non-U.S. termination points.

     The Federal Communication Commission (the "FCC") has issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute. The FCC stated in the Report and Order that it expects U.S. licensed carriers to negotiate proportionate annual reductions prior to 2002. In accordance with this FCC policy, AT&T sought a reduction in the settlement rate for traffic between Guyana and the United States. GT&T declined to agree to such a reduction, and effective December 31, 1999, GT&T's operating agreement and all direct circuits with AT&T were terminated. In anticipation of the termination of the AT&T agreement, GT&T has sought to bring on circuits with other carriers to handle the traffic previously received from AT&T and to restructure its operating agreements with carriers around the world so that GT&T will receive approximately $.85 per minute as a termination fee for international traffic from all countries, with the exception of Canada and certain Caribbean countries which will continue to be able to send normal volumes of traffic to GT&T at the lower rates which traditionally have been in effect with these countries. It is likely, however, that international settlement rates between Guyana and the United States and other countries around the world will decline significantly on or prior to January 1, 2002. Any significant reduction in the settlement rates for the United States--Guyana traffic could have a significant adverse impact on GT&T's earnings. While such an event would provide GT&T with basis to seek a rate increase from the PUC so as to permit GT&T to earn its contractually provided 15% rate of return, there can be no assurances as to when or whether GT&T would receive such a rate increase.


     12. CONTINGENCIES AND COMMITMENTS

     The Company is subject to lawsuits and claims which arise out of the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyana currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the Minister of Telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T's delay in completing the Plan. The PUC is currently holding hearings on this matter. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the license, or other action by the PUC or the government which could have a material adverse effect on the Company's business and prospects. The requirements of the Plan have now been substantially completed.

     In May 1997, GT&T received a letter from the Commissioner of Inland Revenue indicating that GT&T's tax returns for 1992 through 1996 had been selected for an audit under the direct supervision of the Trade Minister with particular focus on the withholding tax on payments to international audiotext providers. In March and April 1997, the Guyanese Trade Minister publicly announced that he had appointed a task force to probe whether GT&T should pay withholding taxes on fees paid by GT&T to international audiotext providers. The Minister announced that if GT&T were found guilty of tax evasion, it could owe as much as $40 million in back taxes. In July 1997, GT&T applied to the Guyana High Court for an order prohibiting this audit on the grounds that the decision of the Minister of Trade to set up this task force and to control and direct its investigation was beyond his authority, violated the provisions of the Guyanese Income Tax Act, interfered with the independence of the Commissioner of Inland Revenue, and was done in bad faith. The court issued an order effectively staying the audit pending a determination by the court of the merits of GT&T's application.

     In June 1997, GT&T received an assessment of the current equivalent of approximately $3 million from the Commissioner of Inland Revenue for taxes for 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed had been upheld for an earlier year in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the Commissioner of Inland Revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

     In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the Commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from the same audit commenced in May 1997 which the Guyana High Court stayed in its July 1997 order referred to above. Apparently because the audit was cut short as a result of the High Court's July 1997 order, GT&T did not receive notice of and an opportunity to respond to the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the Commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Minister of Trade and the failure to give GT&T notice of and opportunity to respond to the proposed assessments violated Guyana law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the Court of the merits of GT&T's application.

     13. RELATED-PARTY TRANSACTIONS

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

     During the year ended December 31, 1997, the Company retired interest bearing notes receivable from its former affiliates of approximately
$25.1 million. Interest income for the year ended December 31, 1997 was approximately $2.2 million. Interest was not charged on certain other notes receivable from affiliates.

     In December 1999, Wireless World agreed to acquire the assets and business of Antilles Wireless Cable T.V. Company ("Antilles Wireless") for consideration of 242,424 shares of ATN common stock and approximately
$1.5 million in cash. Antilles Wireless holds LMDS and MMDS license for the U.S. Virgin Islands and provides wireless cable T.V. services there. The entire equity interest in Antilles Wireless is owned by an officer of the Company.

     14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1998 and 1999 (in thousands):


                                                                           1998 Consolidated
                                                       =========================================================
                                                                       for the Three Months Ended
                                                       March 31      June 30      September 30       December 31
                                                       ---------------------------------------------------------


Revenues                                                $22,362       $23,742        $27,308            $21,232
Operating expenses                                       16,797        17,232         17,336             11,730
                                                         ------        ------         ------             ------
Income from telephone operations                          5,565         6,510          9,972              9,502
Loss from other operations                                    0             0            (77)              (296)
Other income (expense), net                               3,407          (112)          (147)              (218)
                                                          -----          ----           ----               ----
Income before income taxes and minority
    interests                                             8,972         6,398          9,748              8,988
Income taxes                                              3,690         2,842          4,445              4,936
Income before minority interests                          5,282         3,556          5,303              4,052
Minority interests                                         (411)         (461)          (856)              (553)
                                                           ----          ----           ----               ----
Net income                                             $  4,871      $  3,095       $  4,447           $  3,499
                                                       ========      ========       ========           ========


                                                                           1999 Consolidated
                                                       =========================================================
                                                                       for the Three Months Ended
                                                       March 31      June 30      September 30       December 31
                                                       ---------------------------------------------------------

Revenues                                                $20,741       $18,301        $18,753            $26,236
Operating expenses                                       15,868        14,461         13,518             16,318
                                                         ------        ------         ------             ------
Income from telephone operations                          4,873         3,840          5,235              9,918
Loss from other operations                                 (128)          (91)          (161)              (219)
Other income (expense), net                                 (35)          (97)            18                 86
                                                            ---           ---             --                 --
Income before income taxes and minority
    interests                                             4,710         3,652          5,092              9,785
Income taxes                                              2,418         1,996          2,649              4,835
                                                          -----         -----          -----              -----
Income before minority interests                          2,292         1,656          2,443              4,950
Minority interests                                         (279)         (195)          (325)              (877)
                                                           ----          ----           ----               ----
Net income                                             $  2,013      $  1,461       $  2,118           $  4,073
                                                       ========      ========       ========           ========

     15. SUBSEQUENT EVENTS (UNAUDITED)


     During the period subsequent to December 31, 1999, the Company repurchased 57,000 shares of its common stock at an aggregate cost of approximately $530,000, or an average price of $9.30 per share, under a stock repurchase program authorized by the board of directors in November 1999.

     During March, 2000, Wireless World completed the acquisition of the specialized mobile radio business and the paging business of VI Access for $625,000 in cash.

     On March 10, 2000, the Company announced a 16.7% increase in its quarterly dividend to $0.175 per share and its board of directors declared a quarterly dividend on its common stock in that amount payable on April 7, 2000 to shareholders of record as of March 31, 2000.



                                                                                                     Schedule II
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES


VALUATION AND QUALIFYING ACCOUNTS
(Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------


                                                   Balance at       Charged to          Net          Balance
                                                    Beginning        Costs and         Charge         at End
                                                    of Period        Expenses           Offs        of Period


YEAR ENDED DECEMBER 31, 1997:
  Description:
    Allowance for doubtful accounts                  $     557       $     159         $     214      $     502


YEAR ENDED DECEMBER 31, 1998:
  Description:
    Allowance for doubtful accounts                  $     502       $   2,291         $     142      $   2,651

YEAR ENDED DECEMBER 31, 1999:
  Description:
    Allowance for doubtful accounts                  $   2,651       $   1,072         $     208      $   3,515

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES



     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Atlantic Tele-Network, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 28, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
February 28, 2000