Form 10-Q
period 2000-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2000-05-09
CIK 879585

________________________________________________________________________
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of March 31, 2000, the registrant had outstanding 4,942,124 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
----------------------------------------------------------------------------------------------------

                                                             ----------------------------
                                                                December 31,    March 31,
                                                                  1999            2000
                                                              ------------    ------------
                                                                                (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                        $31,463         $35,396
  Accounts receivable, net                                          20,512          16,075
  Materials and supplies                                             4,853           5,130
  Prepayments and other current assets                               4,285           4,426
                                                                 ----------      ----------
          Total current assets                                      61,113          61,027
                                                                 ----------      ----------

Fixed assets:
  Property, plant and equipment                                     66,739          70,317
  Less accumulated depreciation                                    (10,288)        (12,554)
                                                                 ----------      ----------
           Total fixed assets, net                                  56,451          57,763
                                                                 ----------      ----------

Uncollected surcharges, net of current portion                       1,428           1,329
Investment in and advances to
  Bermuda Digital Communications, Ltd.                               4,710           4,879
Other assets                                                         7,746           9,358
                                                                 ----------      ----------
          Total assets                                            $131,448        $134,356
                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                          $7,905          $8,187
  Accrued taxes                                                      7,823           9,477
  Advance payments and deposits                                      1,353           1,452
  Other current liabilities                                          4,651           4,205
  Current portion of long-term debt                                  3,410           3,401
                                                                 ----------      ----------
           Total current liabilities                                25,142          26,722

Deferred income taxes                                                3,032           3,552
Long-term debt, excluding current portion                            7,969           7,113
                                                                 ----------      ----------
           Total liabilities                                        36,143          37,387
                                                                 ----------      ----------

Minority interests                                                  20,371          20,847
                                                                 ----------      ----------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000
      shares authorized; none issued and outstanding                  -               -

  Common stock, par value $.01 per share; 20,000,000
    shares authorized; 5,151,424 shares issued and 4,659,000
    and 4,942,124 outstanding, respectively                             49              52

  Treasury stock, at cost                                           (1,418)         (1,893)
  Paid-in capital                                                   54,263          55,652
  Retained earnings                                                 22,040          22,311
                                                                 ----------      ----------
           Total stockholders' equity                               74,934          76,122

                                                                 ----------      ----------
           Total liabilities and stockholders' equity             $131,448        $134,356
                                                                 ==========      ==========


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 2000
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------
                                                            Three months ended March 31,
                                                            ----------------------------
                                                             1999            2000
                                                            ----------    ----------
                                                                          (Unaudited)

Telephone operations
Revenues:
  Local exchange service revenues                              $1,943        $2,541
  International long-distance revenues                         18,452        16,117
  Other revenues                                                  346           478
                                                            ----------    ----------
           Total revenues                                      20,741        19,136
                                                            ----------    ----------

Operating expenses:
  International long-distance expenses                          9,410         6,676
  Telephone operating expenses                                  5,093         5,256
  General and administrative expenses                           1,365         1,128
                                                            ----------    ----------
           Total operating expenses                            15,868        13,060
                                                            ----------    ----------

           Income from telephone operations                     4,873         6,076
                                                            ----------    ----------

Other operations:
  Revenues of other operations                                    332           748
  Expenses of other operations                                    460           916
                                                            ----------    ----------
           Loss from other operations                            (128)         (168)
                                                            ----------    ----------

Other income (expense):
  Interest expense                                               (480)         (435)
  Interest income                                                 550           627
  Other income (expense), net                                    (105)           46
                                                            ----------    ----------
           Other income (expense), net:                           (35)          238
                                                            ----------    ----------

Income before income taxes and minority interests               4,710         6,146
Income taxes                                                    2,418         3,024
                                                            ----------    ----------
Income before minority interests                                2,292         3,122
Minority interests                                               (279)         (476)
                                                            ----------    ----------

Net income                                                     $2,013        $2,646
                                                            ==========    ==========

Net income per share:
           Basic and diluted                                    $0.42         $0.56
                                                            ==========    ==========

Weighted average common stock outstanding:
           Basic and diluted                                    4,757         4,721
                                                            ==========    ==========


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999, AND 2000
(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------

                                                                                       Three months ended March 31,
                                                                                            1999            2000
                                                                                        ----------------------------
                                                                                                 (Unaudited)

Net cash flows provided by operating activities:                                             $3,913          $9,718
                                                                                           ---------       ---------

Cash flows from investing activities:
  Capital expenditures                                                                       (1,898)         (1,888)
  Advances to Bermuda Digital Communications, Ltd.                                              (84)           (182)
                                                                                           ---------       ---------
           Net cash flows used in investing activities                                       (1,982)         (2,070)
                                                                                           ---------       ---------

Cash flows from financing activities:
  Repayment of long-term debt                                                                  (877)           (865)
  Purchase of common stock                                                                   (1,776)           (475)
  Cash paid in conjunction with Acquisition of Antilles Wireless                               -             (1,500)
  Dividends declared on common stock                                                           (699)           (875)
                                                                                           ---------       ---------
           Net cash flows used in financing activities                                       (3,352)         (3,715)
                                                                                           ---------       ---------

Net change in cash and cash equivalents                                                      (1,421)          3,933

Cash and cash equivalents, beginning of period                                               35,116          31,463
                                                                                           ---------       ---------

Cash and cash equivalents, end of period                                                    $33,695         $35,396
                                                                                           =========       =========

Supplemental cash flow information:
  Interest paid                                                                                $366            $281
                                                                                           =========       =========

  Income taxes paid                                                                          $1,079          $1,133
                                                                                           =========       =========

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $1,333          $1,473
                                                                                           =========       =========

  Issuance of common stock in conjunction with acquisition of Antilles Wireless                -                 $3
                                                                                           =========       =========

  Additional paid in capital realized with issuance of Common Stock                            -             $1,389
                                                                                           =========       =========



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                  Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                              Financial Statements
                   Three Months Ended March 31, 1999 and 2000


1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World") which holds MMDS and LMDS licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company also owns an 80% interest in Digicom S.A. ("Digicom"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications, and paging, and a 30% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for GT&T, Digicom, BDC, and Wireless World for a management fee equal to 6% of revenues.


2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and susidiaries at December 31, 1999 has been taken from audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC.

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

4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, was antidilutive to the calculation as of March 31, 1999 and as of March 31, 2000.

5. NEW ACCOUNTING PRONOUNCEMENTS

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

6. ACQUISITIONS

     In October 1999, Wireless World acquired the internet service provider business and certain other assets of VI Access from Ackley Caribbean Enterprises, Inc. for a purchase price of $875,000 in cash and 100,000 shares of ATN common stock and in March 2000, Wireless World acquired the specialized mobile radio and paging business of Ackley Caribbean Enterprises for $625,000 in cash. These acquisitions have been accounted for as purchases in accordance with APB Opinion No. 16. The purchase price allocation for these acquisitions is preliminary and further refinements are likely to be made based on the completion of final valuation studies. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to approximately $1.4 million and has been included in other assets in the accompanying consolidated condensed balance sheets and is being amortized on a straight-line basis over ten years.

     Effective March 31, 2000, Wireless World acquired the assets and business of Antilles Wireless Cable T.V. Company ("Antilles Wireless") for a consideration of 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services there. The entire equity interest in Antilles Wireless was owned by Cornelius B. Prior Jr., the chief executive officer and majority shareholder of the Company. In accordance with AICPA Interpretation No. 39 of Accounting Principle Bulletin 16, the assets and liabilities acquired from Antilles Wireless have been recorded at Antilles Wireless' cost similar to a pooling of interests transaction, and the cash portion of the consideration has been treated as analogous to a cash dividend. Operating results prior to March 31, 2000 are not material and have not been reflected in these financial statements.

7. REGULATORY MATTERS

     GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 ("PUC law") and the Guyana Telecommunications Act of 1990 ("Telecommunications Law"). GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991.

     Since December 31, 1997, GT&T has had pending before the PUC an application for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base.

     In January 1999, after the chairman of the PUC held a press conference which dealt extensively with the rate issues under consideration by the PUC, GT&T applied to the Guyana High Court for an order prohibiting the chairman from further participation in the rate case on the grounds that this press conference and his statements at the press conference revealed a predetermination and bias by the chairman against GT&T on the pending issues. In response to this application, in March 2000, the Guyana High Court issued the requested order of prohibition against the chairman. The chairman and the PUC have filed an appeal from the High Court's decision and it is unclear at the date of this report whether or when the Commission will proceed with hearings in the rate case.

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

     In April 2000, private parties initiated a lawsuit in the Guyana High Court against the Company and GT&T which seeks to invalidate the 1990 agreement between the government of Guyana and ATN pursuant to which GT&T received an exclusive license to provide telephone service in Guyana. The suit charges that the agreement is in conflict with provisions of the laws of Guyana which prohibit monopolies, and with the Guyana constitution. At the date of this report neither ATN nor GT&T, have been served with the lawsuit.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial
                     Conditions and Results of Operations


Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the Regulatory Considerations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report and matters discussed in the Company's Form 10K Annual Report for the fiscal year ended December 31, 1999.

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

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its 80% owned telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange, cellular and international telephone services. The Company also owns a 80% interest (acquired in June 1998) in Digicom S.A., a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (acquired in July 1998) plus warrants which would enable the Company to increase that interest to 45%, in certain circumstances, in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company. Wireless World, LLC, a wholly owned subsidiary of the Company, owns VIAccess, the largest internet service provider in the U.S. Virgin Islands, and is also engaged in the specialized mobile radio and paging businesses (all acquired in October 1999 or March 2000). On March 31, 2000, Wireless World, LLC. acquired Antilles Wireless Cable T.V. Company, which holds MMDS and LMDS licenses for the U.S. Virgin Islands and provides wireless cable television services there.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 1999 and 2000

     Net income for the first quarter of 2000 was $2.6 million, or $0.56 per share, on operating revenues of $19.1 million, as compared to net income of $2.0 million, or $0.42 per share on operating revenues of $20.7 million in the first quarter of 1999.

     Telephone operating revenues were $19.1 million for the quarter ended March 31, 2000 compared to $20.7 million for the quarter ended March 31, 1999; a decrease of $1.6 million or 7.7%. Revenues in 1999 include a reduction of approximately $1.5 million due to an apparent re-origination of international long-distance traffic through France Telecom via AT&T, which management suspects actually originated substantially in the United States and the United Kingdom and would have normally been settled at a higher rate.

     Inbound sent paid and outcollect international long-distance revenues, which have the highest margin of all international long-distance revenues, increased by $1.4 million for the quarter ended March 31, 2000 over the corresponding period of 1999, principally due to an increase in inbound minutes of traffic of approximately 2.2 million minutes or 17%. Audiotext revenues, which have a lower profit margin than inbound sent paid and outcollect international long-distance revenues, declined in 2000 compared to 1999 as a result of a reduction of 5.4 million minutes or 45% in audiotext traffic over 1998. Outbound long-distance revenues, also increased in 2000 over 1999 by approximately $255,000. This increase was due to a 15% increase in outbound international minutes.

     The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty. On April 28, 2000 MCI World Com notified GT&T that starting May 1, 2000 MCI will no longer carry audiotext traffic. MCI is the principal carrier of traffic from the U.S. to GT&T and the only U.S. carrier with which GT&T currently has direct circuits. The Company is inquiring as to whether MCI's action is a breach of the operating agreement with MCI. Audiotext traffic contributed approximately $490,000 or $0.10 per share to ATN's net income for the quarter ended March 31, 2000, and MCI carried about 50% of that traffic.

     Local exchange revenue increased $598,000 or 31% as a result of as a result of increased domestic metered traffic, a 5% increase in lines in service and increased cellular telephone revenues.

     Operating expenses were $13.1 million for the first quarter of 2000 as compared to $15.9 million for the corresponding period in 1999, a decrease of $2.8 million or 17.7%. This decrease was principally due to a $2.7 million decrease in international long-distance traffic expenses as a result of reduced audiotext traffic minutes and revenues.

     Telephone operating expenses were approximately 68% of telephone operating revenues for the three months ended March 31, 2000 as compared to 77% for the same period of the prior year. This decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext which have a significantly higher cost.

     Income from telephone operations for the three months ended March 31, 2000 was $6.1 million as compared to $4.9 million for the corresponding period of 1999. This represents an increase of $1.2 million or 25% for the three months ended March 31, 2000 over the corresponding period of the prior year. This change is principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of Digicom S.A. and Wireless World, LLC. and are not material.

     The Company's effective tax rate for the three months ended March 31, 2000 was 49% as compared to 51% for the corresponding period of the prior year.

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

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs, although some external financing may be required for contemplated expansion of Wireless World's operations. The Company's current primary source of funds at the parent company level is advisory fees from GT&T. If and when the tax and regulatory issues discussed in Notes 7 and 8 to the Consolidated Condensed Financial Statement included in this Report are resolved, the Company anticipates that GT&T may begin paying dividends to its stockholders, the Company and the Government of Guyana. These tax and regulatory issues could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At March 31, 2000, approximately
$8.2 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     The Company is currently exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through March 31, 2000 the rate of exchange has remained at approximately 180 to the U.S. dollar.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures



     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      Atlantic Tele-Network, Inc.


Date: May 10, 2000                    /s/  Cornelius B. Prior, Jr.
------------------                    ---  -----------------------

                                      Cornelius B. Prior, Jr.
                                      Secretary



Date: May 10, 2000                    /s/  Steven M. Ross
------------------                    ---  --------------
                                      Steven M. Ross
                                      Chief Accounting Officer