Form 10-Q
period 2000-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2000-08-04
CIK 879585

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 2000, the registrant had outstanding 4,982,124 shares of its common stock ($.01 par value).
________________________________________________________________________



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                     -----------------------------
                                                                      December 31,     June 30,
                                                                        1999             2000
                                                                     ------------    -------------
                                                                                      (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                              $31,463          $26,827
  Accounts receivable, net                                                20,512           14,177
  Materials and supplies                                                   4,853            5,111
  Prepayments and other current assets                                     4,285            4,865
                                                                     ------------    -------------
          Total current assets                                            61,113           50,980
                                                                     ------------    -------------

Fixed assets:
  Property, plant and equipment                                           66,739           73,364
  Less accumulated depreciation                                          (10,288)         (14,388)
                                                                     ------------    -------------
           Total fixed assets, net                                        56,451           58,976
                                                                     ------------    -------------

Uncollected surcharges, net of current portion                             1,428            1,219
Investment in and advances to Bermuda
  Digital Communications, Ltd.                                             4,710            5,139
Other assets                                                               7,746           13,084
                                                                     ------------    -------------
          Total assets                                                  $131,448         $129,398
                                                                     ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                $7,905           $5,849
  Accrued taxes                                                            7,823            6,022
  Advance payments and deposits                                            1,353            1,450
  Other current liabilities                                                4,651            3,510
  Current portion of long-term debt                                        3,410            3,385
                                                                     ------------    -------------
           Total current liabilities                                      25,142           20,216

Deferred income taxes                                                      3,032            3,673
Long-term debt, excluding current portion                                  7,969            6,289
                                                                     ------------    -------------
           Total liabilities                                              36,143           30,178
                                                                     ------------    -------------

Minority interests                                                        20,371           20,446
                                                                     ------------    -------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000
    shares authorized; none issued and outstanding                         -               -
  Common stock, par value $.01 per share; 20,000,000
    shares authorized; 5,151,424 shares issued and 4,756,700
    and 4,982,124 outstanding, respectively                                   49               52
  Treasury stock, at cost                                                 (1,418)          (1,580)
  Paid-in capital                                                         54,263           55,676
  Retained earnings                                                       22,040           24,626
                                                                     ------------    -------------
           Total stockholders' equity                                     74,934           78,774

                                                                     ------------    -------------
           Total liabilities and stockholders' equity                   $131,448         $129,398
                                                                     ============    =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------

                                                             Three months ended June 30,        Six months ended June 30,

                                                               1999            2000               1999            2000
                                                            ------------    ------------       ------------   -------------
                                                                            (Unaudited)                        (Unaudited)

Telephone operations
Revenues:
  Local exchange service revenues                                $2,082          $2,775             $4,025          $5,316
  International long-distance revenues                           15,811          15,713             34,263          31,830
  Other revenues                                                    408             574                754           1,052
                                                              ----------      ----------         ----------     -----------
           Total revenues                                        18,301          19,062             39,042          38,198
                                                              ----------      ----------         ----------     -----------

Operating expenses:
  International long-distance expenses                            8,083           5,605             17,493          12,281
  Telephone operating expenses                                    4,927           5,245             10,020          10,501
  General and administrative expenses                             1,451             986              2,816           2,114
                                                              ----------      ----------         ----------     -----------
           Total operating expenses                              14,461          11,836             30,329          24,896
                                                              ----------      ----------         ----------     -----------

           Income from telephone operations                       3,840           7,226              8,713          13,302
                                                              ----------      ----------         ----------     -----------

Other operations:
  Revenues of other operations                                      385             919                717           1,667
  Expenses of other operations                                      476           1,171                936           2,087
                                                              ----------      ----------         ----------     -----------
           Loss from other operations                               (91)           (252)              (219)           (420)
                                                              ----------      ----------         ----------     -----------

Other income (expense):
  Interest expense                                                 (463)           (311)              (943)           (746)
  Interest income                                                   506             519              1,056           1,146
  Other income (expense), net                                      (140)            188               (245)            234
                                                              ----------      ----------         ----------     -----------
           Other income (expense), net:                             (97)            396               (132)            634
                                                              ----------      ----------         ----------     -----------

Income before income taxes and minority interests                 3,652           7,370              8,362          13,516
Income taxes                                                      1,996           3,584              4,414           6,608
                                                              ----------      ----------         ----------     -----------
Income before minority interests                                  1,656           3,786              3,948           6,908
Minority interests                                                 (195)           (599)              (474)         (1,075)
                                                              ----------      ----------         ----------     -----------

Net income                                                       $1,461          $3,187             $3,474          $5,833
                                                              ==========      ==========         ==========     ===========

Net income per share:
           Basic and diluted                                      $0.31           $0.64              $0.74           $1.21
                                                              ==========      ==========         ==========     ===========

Weighted average common stock outstanding:
           Basic and diluted                                      4,659           4,947              4,709           4,835
                                                              ==========      ==========         ==========     ===========


     The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999, AND 2000
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended June 30,
                                                                                           1999            2000
                                                                                        ----------------------------
                                                                                                         (Unaudited)

Net cash flows provided by operating activities:                                             $7,770          $6,750
                                                                                        ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                                       (5,097)         (4,935)
  Advances to Bermuda Digital Communications, Ltd.                                             (931)           (337)
                                                                                        ------------    ------------
           Net cash flows used in investing activities                                       (6,028)         (5,272)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                (1,728)         (1,705)
  Purchase of common stock                                                                   (1,776)           (162)
  Cash paid in conjunction with Acquisition of Antilles Wireless                             -               (1,500)
  Dividends declared on common stock                                                         (1,398)         (1,747)
  Dividend to minority stockholder in GT&T                                                                   (1,000)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (4,902)         (6,114)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                      (3,160)         (4,636)

Cash and cash equivalents, beginning of period                                               35,116          31,463
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                    $31,956         $26,827
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                                $719            $538
                                                                                        ============    ============

  Income taxes paid                                                                          $1,429          $8,070
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $2,702          $3,307
                                                                                        ============    ============

  Issuance of common stock in conjunction with acquisitions                                  -                   $3
                                                                                        ============    ============

  Additional paid in capital realized from issuance of Common Stock                          -               $1,413
                                                                                         ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries
                        Notes to Consolidated Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 1999 and 2000


1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World") which holds MMDS and LMDS licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company also owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation (formerly named Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications, and paging, and a 30% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for GT&T, ATN (Haiti), BDC, and Wireless World for a management fee equal to 6% of revenues.


2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 1999 has been taken from audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC.

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

4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, was antidilutive to the calculation as of June 30, 1999 and as of June 30, 2000.

5. NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which must be adopted by January 2001. These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, SFAS No. 137 and SFAS No. 138 are not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its financial position upon adoption of SFAS No. 133, SFAS No. 137 and SFAS No. 138.

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

     Effective June 20, 2000, Wireless World acquired the "islands.vi" internet access business of Cobex International Inc., an internet service provider in the U.S. Virgin Islands. The acquisition added approximately 2500 subscribers to Wireless World's customer base.

7. REGULATORY MATTERS

     GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 ("PUC law") and the Guyana Telecommunications Act of 1990 ("Telecommunications Law"). GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991.

     Since December 31, 1997, GT&T has had pending before the PUC an application for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Hearings on this application were delayed by reason of a finding of the Guyana High Court that the chairman of the PUC had shown an appearance of bias against GT&T. On June 29, 2000, the chairman was replaced by a new chairman. It is unclear at the date of this report when the Commission will proceed with hearings in the rate case and on other matters pending before the PUC all of which are disclosed in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC.

     GT&T and the Company are also involved in discussions with officials at the highest levels in the Guyana government seeking to resolve all outstanding PUC and Guyana tax issues affecting GT&T. There can be no assurance as to how or when any or all of these issues will be resolved.


8. CONTINGENCIES AND COMMITMENTS

     The Company is subject to a number of lawsuits and claims which are disclosed in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC. There have been no material developments on any of these matters as of the date of this report.

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

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its 80% owned telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange, cellular and international telephone services. The Company also owns a 80% interest (acquired in June 1998) in ATN (Haiti) S.A., a Haitian corporation (formerly named Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (acquired in July 1998) plus warrants which would enable the Company to increase that interest to 45%, in certain circumstances, in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company. Wireless World, LLC, a wholly owned subsidiary of the Company, conducts an internet access business under domain names of "viaccess" and "islands.vi" and is the largest internet service provider in the U.S. Virgin Islands. Wireless World also holds MMDS and LMDS licenses for the U.S. Virgin Islands and provides specialized mobile radio service, paging and wireless cable television services there. All of Wireless World's businesses were acquired since October 1, 1999.

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

RESULTS OF OPERATIONS

Three and Six Months ended June 30, 1999 and 2000

     The Company had earnings of $3.2 million ($0.64 per share) and $5.8 million ($1.21 per share) for the three and six months ended June 30, 2000. This compares to $1.5 million ($0.31 per share) and $3.5 million ($0.74 per share) for the corresponding periods of the prior year.

     Telephone operating revenues for the three and six months ended June 30, 2000 were $19.1 million and $38.2 million as compared to $18.3 million and $39.0 million in 1999, an increase of $761,000 (4%) for the three months and a decrease of $844,000 (2%) for the six months ending June 30, 2000.

     Inbound sent paid and outcollect international long-distance revenues, which have the highest margin of all international long-distance revenues, increased by $3.2 million and $4.6 million for the three and six months ended June 30, 2000 over the corresponding periods of 1999, principally due to an increase in inbound minutes of traffic of approximately 1.8 million (13%) and
4.0 million (17%) for the three and six months ended June 30, 2000. Audiotext revenues, which have a lower profit margin than inbound sent paid and outcollect international long-distance revenues, declined by 7.0 million minutes (67%) and 12.4 million minutes (55%) in the three and six months ended June 30, 2000 over the corresponding period of the prior year. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty. Outbound long-distance revenues, also increased in 2000 over 1999 by approximately $417,000 and $672,000 for the three and six months ended June 30, respectively. These increases were due to increases in outbound international minutes of 18% and 16% for the three and six months ended June 30, 2000 over the corresponding periods of 1999.

     Local exchange revenue increased $693,000 (33%) and $1.3 million (32%) for the three and six months ended June 30, 2000 over the corresponding periods of 1999 as a result of increased cellular telephone revenues and a 5% increase in lines in service.

     Telephone operating expenses were $11.8 million and $24.9 million for the three and six months ended June 30, 2000 as compared to $14.5 million and $30.3 million for the three and six months ended June 30, 1999. These expense reductions were primarily due to reductions in international long distance expense of $2.5 million and $5.2 million for the three and six months ended June 30, 2000 over the prior year as result of decreased audiotext traffic.

     Telephone operating expenses were approximately 62% and 65% of telephone operating revenues for the three and six months ended June 30, 2000 as compared to 79% and 78% for the same periods of the prior year. This decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext traffic revenues which have a significantly higher cost.

     Income from telephone operations for the three and six months ended June 30, 2000 was $7.2 million and $13.3 million as compared to $3.8 million and $8.7 million for the corresponding periods of 1999. This represents an increases of $3.4 million (88%) and $4.6 million (53%) for the three and six months ended June 30, 2000 over the corresponding periods of the prior year. This change is principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of ATN (Haiti) S.A. and Wireless World, LLC. and are not material.

     The Company's effective tax rate for the both the three and six months ended June 30, 2000 was 49% as compared to 55% and 53% for the corresponding periods of the prior year.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See notes 7 and 8 to the Company's Consolidated Condensed Financial Statements included in this Report and notes 11 and 12 to the Company's Combined and Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs, although some external financing may be required for Wireless World's expansion which is currently underway. The Company's current primary source of funds at the parent company level is advisory fees from GT&T. In June 2000, GT&T paid a $5.0 million dividend to its stockholders of which the Company received 80%. If and when the tax and regulatory issues discussed in Notes 7 and 8 to the Consolidated Condensed Financial Statement included in this Report and notes 11 and 12 to the Company's Combined and Consolidated Financial Statements included in the Company's 1999 Annual Report on Form 10-K are resolved, the Company anticipates that GT&T may pay additional dividends to its stockholders, the Company and the Government of Guyana. These tax and regulatory issues could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At June 30, 2000, approximately
$4.8 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     The Company is currently exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through June 30, 2000 the rate of exchange has remained at approximately 180 to the U.S. dollar.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                               Other Information

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

     On March 31, 2000, the Company issued 242,424 shares of common stock to Cornelius B. Prior Jr., the Chief Executive Officer and principal stockholder of the Company as partial payment for the assets and business of Antilles Wireless Cable TV Company. The issuance and sale of these shares was exempt from registration by reason of the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Mr. Prior represented that he was acquiring these shares for his own account for investment and without any view to the distribution or resale of such shares. The share certificates were issued with a legend restricting transfer.

     On June 20, 2000, the Company issued 40,000 shares of common stock to Cobex International, Inc. as partial payment for the assets and business of the "islands.vi" internet service provider business of Cobex International, Inc. Cobex International, Inc. is a privately held corporation. The issuance and sale of these shares was exempt from registration by reason of the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Cobex International, Inc. represented that it was acquiring these shares for its own account for investment and without any view to the distribution or resale of such shares. The share certificates were issued with a legend restricting transfer.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures




     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           Atlantic Tele-Network, Inc.


Date: August 4, 2000                       /s/  Cornelius B. Prior, Jr.
--------------------                       ----------------------------
                                           Cornelius B. Prior, Jr.
                                           Secretary




Date: August 4, 2000                       /s/  Steven M. Ross
--------------------                       -------------------
                                           Steven M. Ross
                                           Chief Accounting Officer