Form 10-Q
period 2000-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2000-11-06
CIK 879585

________________________________________________________________________
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of September 30, 2000, the registrant had outstanding 4,986,527 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                      -----------------------------
                                                                                       December 31,     Sept 30,
                                                                                         1999             2000
                                                                                     ------------    -------------
                                                                                                       (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                               $31,463          $21,665
  Accounts receivable, net                                                                 20,512           20,411
  Materials and supplies                                                                    4,853            5,363
  Prepayments and other current assets                                                      4,285            4,759
                                                                                      ------------    -------------
          Total current assets                                                             61,113           52,198
                                                                                      ------------    -------------

Fixed assets:
  Property, plant and equipment                                                            66,739           75,957
  Less accumulated depreciation                                                           (10,288)         (16,212)
                                                                                      ------------    -------------
           Total fixed assets, net                                                         56,451           59,745
                                                                                      ------------    -------------

Uncollected surcharges, net of current portion                                              1,428            1,105
Investment in and advances to
 Bermuda Digital Communications, Ltd.                                                       4,710            5,408
Other assets                                                                                7,746           14,688
                                                                                      ------------    -------------
          Total assets                                                                   $131,448         $133,144
                                                                                      ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $7,905           $5,272
  Accrued taxes                                                                             7,823            7,492
  Advance payments and deposits                                                             1,353            1,207
  Other current liabilities                                                                 4,651            3,653
  Current portion of long-term debt                                                         3,410            3,365
                                                                                      ------------    -------------
           Total current liabilities                                                       25,142           20,989

Deferred income taxes                                                                       3,032            4,596
Long-term debt, excluding current portion                                                   7,969            5,464
                                                                                      ------------    -------------
           Total liabilities                                                               36,143           31,049
                                                                                      ------------    -------------

Minority interests                                                                         20,371           21,054
                                                                                      ------------    -------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
    10,000,000 shares authorized; none issued and outstanding                                -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued and 4,756,700 and 4,986,527 outstanding, respectively              49               52
  Treasury stock, at cost                                                                  (1,418)          (1,580)
  Paid-in capital                                                                          54,263           55,676
  Retained earnings                                                                        22,040           26,893
                                                                                      ------------    -------------
           Total stockholders' equity                                                      74,934           81,041

                                                                                      ------------    -------------
           Total liabilities and stockholders' equity                                    $131,448         $133,144
                                                                                      ============    =============


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
(Columnar Amounts in Thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------------

                                                           Three months ended Sept 30,       Nine months ended Sept 30,

                                                              1999            2000               1999            2000
                                                          ------------    ------------       ------------   -------------
                                                                            (Unaudited)                        (Unaudited)

Telephone operations
Revenues:
  Local exchange service revenues                               $2,294          $3,076             $6,319          $8,392
  International long-distance revenues                          16,009          15,111             50,272          46,941
  Other revenues                                                   450             749              1,204           1,801
                                                           ------------    ------------       ------------   -------------
           Total revenues                                       18,753          18,936             57,795          57,134
                                                           ------------    ------------       ------------   -------------

Operating expenses:
  International long-distance expenses                           7,350           5,114             24,843          17,395
  Telephone operating expenses                                   4,854           5,511             14,874          16,012
  General and administrative expenses                            1,314           1,144              4,130           3,258
                                                           ------------    ------------       ------------   -------------
           Total operating expenses                             13,518          11,769             43,847          36,665
                                                           ------------    ------------       ------------   -------------

           Income from telephone operations                      5,235           7,167             13,948          20,469
                                                           ------------    ------------       ------------   -------------

Other operations:
  Revenues of other operations                                     281           1,098                998           2,765
  Expenses of other operations                                     442           1,360              1,378           3,447
                                                           ------------    ------------       ------------   -------------
           Loss from other operations                             (161)           (262)              (380)           (682)
                                                           ------------    ------------       ------------   -------------

Other income (expense):
  Interest expense                                                (445)           (324)            (1,388)         (1,070)
  Interest income                                                  583             554              1,639           1,700
  Other income (expense), net                                     (120)            231               (365)            465
                                                           ------------    ------------       ------------   -------------
           Other income (expense), net:                             18             461               (114)          1,095
                                                           ------------    ------------       ------------   -------------

Income before income taxes and minority interests                5,092           7,366             13,454          20,882
Income taxes                                                     2,649           3,623              7,063          10,231
                                                           ------------    ------------       ------------   -------------
Income before minority interests                                 2,443           3,743              6,391          10,651
Minority interests                                                (325)           (603)              (799)         (1,678)
                                                           ------------    ------------       ------------   -------------

Net income                                                      $2,118          $3,140             $5,592          $8,973
                                                           ============    ============       ============   =============

Net income per share:
           Basic and diluted                                     $0.45           $0.63              $1.19           $1.84
                                                           ============    ============       ============   =============

Weighted average common stock outstanding:
           Basic and diluted                                     4,659           4,982              4,692           4,885
                                                           ============    ============       ============   =============


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended Sept 30,
                                                                                           1999            2000
                                                                                        ----------------------------
                                                                                                         (Unaudited)

Net cash flows provided by operating activities:                                            $15,747          $5,160
                                                                                        ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                                                       (8,866)         (7,528)
  Advances to Bermuda Digital Communications, Ltd.                                           (1,062)           (471)
                                                                                        ------------    ------------
           Net cash flows used in investing activities                                       (9,928)         (7,999)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                (2,580)         (2,550)
  Purchase of common stock                                                                   (1,776)           (162)
  Cash paid in conjunction with Acquisition of Antilles Wireless                             -               (1,500)
  Dividends declared on common stock                                                         (2,097)         (1,747)
  Dividend to minority stockholder in GT&T                                                                   (1,000)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (6,453)         (6,959)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                        (634)         (9,798)

Cash and cash equivalents, beginning of period                                               35,116          31,463
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                    $34,482         $21,665
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                              $1,052            $783
                                                                                        ============    ============

  Income taxes paid                                                                          $7,949          $9,982
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $4,204          $5,131
                                                                                        ============    ============

  Issuance of common stock in conjunction with acquisitions                                  -                   $3
                                                                                        ============    ============

  Additional paid in capital realized from issuance of Common Stock                          -               $1,413
                                                                                        ============    ============


     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Notes to Consolidated Condensed
                             Financial Statements
            Three and Nine Months Ended September 30, 1999 and 2000



     1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana
("Guyana") and international telecommunications service to and from Guyana.
The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World") which holds MMDS and LMDS licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company also owns an 80% interest in ATN
(Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation (formerly named Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications, and paging, and owns or has options to buy an approximately 45% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. ATN provides management, technical, financial, regulatory and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of revenues.

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

     4. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, was antidilutive to the calculation as of September 30, 1999 and as of September 30, 2000.

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

     Since December 31, 1997, GT&T has had pending before the PUC an application for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Hearings on this application were delayed by reason of a finding of the Guyana High Court that the chairman of the PUC had shown an appearance of bias against GT&T. On June 29, 2000, the chairman was replaced by a new chairman. A hearing on GT&T's rate application has been scheduled for November 14, 2000. There have been no material developments in any of the other matters pending before the PUC all of which are disclosed in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC.

     GT&T and the Company are also involved in discussions with officials at the highest levels in the Guyana government seeking to resolve all outstanding PUC and Guyana tax issues affecting GT&T. There can be no assurance as to how or when any or all of these issues will be resolved.


     8. CONTINGENCIES AND COMMITMENTS

     The Company is subject to a number of lawsuits and claims which are disclosed in the Company's 1999 Annual Report on Form 10-K, as filed with the SEC. In October 2000, representatives of GT&T and the Guyana Inland Revenue Department met to discuss the outstanding tax issues. It was agreed that the Company would not be liable for withholding taxes on payments made to international audiotext traffic providers. Accordingly, GT&T discontinued the proceedings in the Guyana High Court for an order prohibiting an audit on this issue. (This matter was disclosed in the third paragraph of Note 12 to the financial statements included in the Company's 1999 Annual Report). As of the date of this report, the other matters disclosed in Note 12 are still pending.

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

     Introduction

     The Company's revenues and income from operations are derived principally from the operations of its 80% owned telephone subsidiary, Guyana Telephone & Telegraph Company, Ltd. ("GT&T"). GT&T derives substantially all of its revenues from local exchange, cellular and international telephone services. The Company also owns a 80% interest (acquired in June 1998) in ATN (Haiti) S.A., a Haitian corporation (formerly named Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications and paging and a 30% interest (acquired in July 1998) plus warrants which would enable the Company to increase that interest to 45% in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor to the Bermuda Telephone Company. Wireless World, LLC, a wholly owned subsidiary of the Company, conducts an internet access business under domain names of "viaccess" and "islands.vi" and is the largest internet service provider in the U.S. Virgin Islands. Wireless World also holds MMDS and LMDS licenses for the U.S. Virgin Islands and provides specialized mobile radio service, paging and wireless cable television services there. Wireless World is currently upgrading its MMDS services to provide digital wireless TV and broadband internet service (and, ultimately, competitive local exchange telephone service) throughout the U.S. Virgin Islands. All of Wireless World's businesses were acquired since October 1, 1999. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets.

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

     RESULTS OF OPERATIONS

     Three and Nine Months ended September 30, 1999 and 2000

     The Company had earnings of $3.1 million ($0.63 per share) and $9.0 million ($1.84 per share) for the three and nine months ended September 30, 2000. This compares to $2.1 million ($0.45 per share) and $5.6 million ($1.19 per share) for the corresponding periods of the prior year.

     Telephone operating revenues for the three and nine months ended September 30, 2000 were $18.9 million and $57.1 million as compared to $18.8 million and $57.8 million in 1999, an increase of $183,000 (1%) for the three months and a decrease of $661,000 (1%) for the nine months ending September 30, 2000.

     Inbound sent paid and outcollect international long-distance revenues, which have the highest margin of all international long-distance revenues, increased by $1.4 million and $6.0 million for the three and nine months ended September 30, 2000 over the corresponding periods of 1999, principally due to an increase in inbound minutes of traffic of approximately 242,000 (2%) and
4.2 million (10%) for the three and nine months ended September 30, 2000. Third quarter 1999 revenues were also adversely affected by a foreign carrier misreporting certain U.S. origin traffic as traffic originating in a country with a lower settlement rate with GT&T. Audiotext revenues, which have a lower profit margin than inbound sent paid and outcollect international long-distance revenues, declined by 6.0 million minutes (75%) and 18.3 million minutes (61%) in the three and nine months ended September 30, 2000 over the corresponding period of the prior year. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty. Outbound long-distance revenues, also increased in 2000 over 1999 by approximately $666,000 and $1.3 million for the three and nine months ended September 30, 2000 respectively. These increases were due to increases in outbound international minutes of 942,000 (22%) and 2.2 million (18%) for the three and nine months ended September 30, 2000 over the corresponding periods of 1999.

     Local exchange revenue increased $782,000 (34%) and $2.1 million (33%) for the three and nine months ended September 30, 2000 over the corresponding periods of 1999 as a result of increased cellular telephone revenues and a 5% increase in lines in service.

     Telephone operating expenses were $11.8 million and $36.7 million for the three and nine months ended September 30, 2000 as compared to $13.5 million and $43.8 million for the three and nine months ended September 30, 1999. These expense reductions were primarily due to reductions in international long distance expense of $2.2 million and $7.5 million for the three and nine months ended September 30, 2000 over the prior year as result of decreased audiotext traffic.

     Telephone operating expenses were approximately 62% and 64% of telephone operating revenues for the three and nine months ended September 30, 2000 as compared to 72% and 76% for the same periods of the prior year. This decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext traffic revenues which have a significantly higher cost.

     Income from telephone operations for the three and nine months ended September 30, 2000 was $7.2 million and $20.5 million as compared to $5.2 million and $13.9 million for the corresponding periods of 1999. This represents an increases of $1.9 million (37%) and $6.5 million (47%) for the three and nine months ended September 30, 2000 over the corresponding periods of the prior year. This change is principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of ATN (Haiti) S.A. and Wireless World, LLC. and are not material.

     The Company's effective tax rate for the both the three and nine months ended September 30, 2000 were 49% as compared to 52% for both of the corresponding periods of the prior year.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At September 30, 2000, approximately $7.2 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     The Company is currently exploring several opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

     Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through September 30, 2000 the rate of exchange has remained at approximately 180 to the U.S. dollar.

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

 On July 1, 2000, the Company issued 4,403 shares of common stock under is Directors" Remuneration Plan to Mr. J.B. Ellis, a director of the Company. The issuance of these shares was exempt from registration by reason of the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Mr. Ellis represented that he was acquiring these shares for his own account for investment and without any view to the distribution or resale of such shares.


Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures




     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                  Atlantic Tele-Network, Inc.

Date: November 6, 2000       /s/  Cornelius B. Prior, Jr.
----------------------       ---  -----------------------
                                  Cornelius B. Prior, Jr.
                                  Chief Executive Officer and Chairman
                                  of the Board



Date: November 6, 2000       /s/  Steven M. Ross
----------------------       ---  -----------------------
                                  Steven M. Ross
                                  Chief Accounting Officer