Form 10-K
period 2000-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2001-03-29
CIK 879585

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________
                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 2000
                              OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from to .

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

  Title of each class                Name of each exchange on which registered
  Common Stock, Par Value                    American Stock Exchange
  $.01 per Share

         Securities registered pursuant to Section 12(g) of the Act:

     Title of each  class
        None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 28, 2001, was approximately $25,702,558 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 28, 2001, there were outstanding 4,986,527 shares of Common Stock, $.01 par value, of the registrant.

     Documents Incorporated by Reference

     Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2000 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                          ATLANTIC TELE-NETWORK, INC.


                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                                                         Page

PART I

Item 1.  Business                                                            2
Item 2.  Properties                                                         10
Item 3.  Legal Proceedings                                                  11
Item 4.  Submission of Matters to a vote of Security Holders                11
         Executive Officers of the Registrant                               12

PART II

Item 5.  Market for the Registrant's Common Equity and
         Related Stockholder Matters                                        13
Item 6.  Selected Financial Data                                            14
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                15
Item 7a. Quantitative and Qualitative Disclosures about Market Risk         20
Item 8.  Financial Statements and Supplementary Data                        21
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                                21

PART III

Item 10. Directors and Executive Officers of the Registrant                 22
Item 11. Executive Compensation                                             22
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                         22
Item 13. Certain Relationships and Related Transactions                     22

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K     23

SIGNATURES                                                                  24

Index to Combined and Consolidated Financial Statements                    F-1

                                    PART I




Item 1.  Business


     Introduction

     Atlantic Tele-Network, Inc. (the "ATN" or the "Company") is a holding company with the following operating subsidiaries and affiliates:


     ***The Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), which is the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991. Substantially all of the Company's consolidated revenues and income in 2000 was derived from GT&T operations.

     ***Wireless World L.L.C. and V.I. Access, L.L.C. (collectively, "Wireless World"), wholly-owned subsidiaries of the Company. Wireless World is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless-cable-T.V. services there. Wireless World acquired its internet service business in 1999 and its T.V. business in March 2000. Wireless World is currently in the process of upgrading its T.V. service from a 12 channel analog to a 100 channel digital service, and is seeking a ruling from the U.S.V.I. Public Services Commission which will permit it to become a Competitive Local Exchange Carrier in the U.S. Virgin Islands.

     ***Atlantic Tele-Center, Inc. ("ATC"), a wholly-owned subsidiary established in 2000 which is developing a calling center business in Guyana to provide customer assistance, telemarketing and other call center services primarily to businesses located in the United States. Although ATC's operations are currently in a start-up phase, the Company expects ATC to be a significant contributor to consolidated revenues and earnings by the end of this year.

     ***LighTrade, Inc., a Washington D.C. based company in the developmental stage, which is establishing a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications carriers readily to interconnect with each other and to help create a public market for trading "band width" (telecommunications transport capacity). The Company committed to acquire a significant minority interest in LighTrade in March 2001, and has an option to increase its investment to a majority interest.

     ***Bermuda Digital Communications, Ltd. ("BDC"), which, operating under the name "Cellular One" is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. The Company acquired a 30% interest in BDC in 1998 and increased its interest to 46% during 2000.

     ***ATN (Haiti) S.A. and Transnet, S.A. (collectively, "ATN-Haiti") which provide dispatch radio paging, internet access and wireless data transmission services in Haiti. The Company acquired a 75% interest (since increased to 80%) in ATN-Haiti's predecessor, Digicom S.A. in 1998 and acquired a 95% interest in Transnet S.A. in July 2000.

     Atlantic Tele Network, Inc. ("the Company") was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In November 1991 the Company became a public company. On December 30, 1997, the Company was split into two separate public companies. One, a new company, Emerging Communications, Inc., contained all of the Company's telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continued to own GT&T. In connection with the transaction, the number of outstanding shares of the Company's capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

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

     International Traffic. GT&T's revenues and earnings are highly dependent upon international long-distance calls originating outside of Guyana and collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:



                             International Traffic
                           (in thousands of minutes)

                     1998              1999              2000
                     ----              ----              ----
 Inbound Paid and
 Audiotext         55,776   (46%)    41,500   (35%)    12,975   (13%)
Total Inbound     105,572   (87%)   101,009   (86%)    77,072   (80%)
 Outbound          16,440   (13%)    16,061   (14%)    19,004   (20%)
    Total          122,012 (100%)    117,070 (100%)    96,076  (100%)


     GT&T has agreements with foreign telecommunications administrations and private carriers covering all international calls into or out of Guyana. These agreements include negotiated "settlement rates" which govern the rates of payment by GT&T to the foreign carriers for the use of their facilities in connecting international calls billed in Guyana, and by the foreign carriers to GT&T for the use of its facilities in connecting international calls billed abroad.

     The different classes of international traffic described in the above table produce significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a "settlement rate" payment from the foreign telecommunications carrier generally equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, a payment of 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for earth station and satellite system costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T receives a settlement rate payment from the foreign carrier which is generally equal to one-half of the applicable accounting rate, and GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must generally pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. During the past three years amounts collected by GT&T for outbound international traffic have in the aggregate slightly exceeded the payments due to foreign carriers for such traffic. GT&T does not allow a significant volume of collect calls into Guyana.

     In the past, a significant portion of GT&T's international traffic revenues arose from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. However the volume and profit margins of this traffic sharply declined in the pas three years and audiotext traffic no longer contributes significantly to the profitability of the Company. Management attributes the continuing decline in the audiotext traffic to increased competition from other terminating country carriers, from domestic audiotext traffic and from the internet.

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

     The U.S. FCC has issued an order which has the effect of prohibiting U.S. carriers from paying a settlement rate in excess of 23 cents per minute to GT&T after January 1, 2002. The current settlement rate for this traffic is 85 cents per minute, and revenues from this traffic provide a significant subsidy to GT&T's local operations and network expansion. The Company is currently organizing an effort to lobby the FCC and Congress to seek relief from the FCC's order.

     Effective December 31, 1999, GT&T's operating agreement and all direct circuits with AT&T were terminated as a result of AT&T's insistence that GT&T agree to a substantial reduction in the settlement rate for traffic between the United States and Guyana prior to January 1, 2002. While this has at times made it difficult to call into Guyana unless the caller was a subscriber of WorldCom or Sprint or used a special "1010XXX" access code to reach these carriers, it did not have a significant adverse impact on GT&T - as can be seen by the 8% increase in inbound paid and outbound traffic during 2000 disclosed above. WorldCom has given GT&T notice terminating its operating agreement with GT&T effective May 15, 2001 unless GT&T agrees to exclude audiotext traffic from its circuits with WorldCom. At the date of this report, WorldCom is the only U.S. carrier with which GT&T has direct circuits. GT&T is currently in contacts or negotiations with several U.S. carriers to open direct circuits between the U.S. and Guyana and has also had discussions with WorldCom with regard to continuing to keep that Company's operating agreement and circuits with GT&T in effect after May 15, 2001. Any decrease in the net margin of inbound over outbound traffic or in the accounting rate applicable to traffic between Guyana and the United States is likely to have an adverse effect on GT&T's earnings unless GT&T is able to achieve a compensating increase in its regulated rates for local and outbound international services. See "GT&T Regulation".

     Domestic Service. At December 31, 2000, GT&T had 71,738 subscriber access lines in service. This number of access lines represents approximately 10 lines per 100 inhabitants. Of all lines in service, 85% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2000, GT&T extended service to a number of small communities. However, most rural areas still do not have telephone service.

     In the past, GT&T's revenues from local telephone and other services have not been significant (e.g. in 1997 local service revenues amounted to $2.9 million). In December 1997 and October 1998, GT&T applied for rate increases to enable it to earn a 15% rate of return on its rate base. In response to GT&T's December 1997 application, the PUC granted GT&T a temporary rate increase in January 1998, which was subsequently reduced by the PUC in March 1998, pending a final decision on GT&T's application. As a result of the introduction of cellular service, the increase in the number of subscriber access lines and the temporary rates for local service in effect throughout most of 1998, all of 1999 and 2000, GT&T's local service revenues increased to approximately $9.4 million in 1998, $8.7 million in 1999 and $11.7 million in 2000.

     GT&T's revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T's revenues from local service. As of the end of 2000, GT&T's basic monthly charge per access line was $1.40 for residential customers and $5.55 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $7.46 and $15.84, respectively.

     GT&T currently provides mobile cellular telephone service in the Georgetown area and along substantially all of Guyana's coastal plain. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. GT&T's current average monthly charge per cellular subscriber is approximately $53.08, including monthly rental and airtime charges. As of December 31, 2000, GT&T had approximately 7,800 active mobile cellular subscribers. GT&T has pending before the PUC proposal to reduce cellular charges and initiate a "calling party pays" system in which a land line caller to a cellular telephone (rather than the cell phone subscriber) will pay the air time charges for an incoming call to a cell phone. Under the proposed rates pending before the PUC GT&T estimates that the average monthly bill per cellular subscriber will decrease but the increase in number of cellular subscribers and cellular use will offset the decreased revenue per bill and cellular revenues in total will not decrease.

     Expansion. Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly expanded and rebuilt its telecommunications network. The number of access lines has increased from approximately 13,000 working lines in January 1991 to 71,738 lines at December 31, 2000. Substantially all of GT&T's access lines are now digitally switched lines. GT&T is linked with the rest of the world principally through the Americas II undersea fiber optic cable, which was commissioned in October 2000, and over 1,200 circuits on an Intelsat satellite. GT&T has two Intelsat B earth stations, one of which is currently used to provide service through an Intelsat satellite to a number of localities in the interior of Guyana. This earth station and the Intelsat satellite may also be used in the future to provide a second satellite link from Guyana for international traffic.

     GT&T owns capacity in four international fiber optic cables - the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, the Columbus II cable, which runs from the Caribbean region to the Azores, the Antilles cable from Trinidad to Tortola and the Americas II cable which runs from the United States through the Caribbean region to South America. The Americas II cable which GT&T participated in along with other international carriers to build, was commission in October 2000. GT&T is in the process of transferring a portion of its traffic from the existing satellite route to the new fiber optic cable route provided by Americas II. This additional capacity will allow for the development of call centers and other information technology projects in Guyana.

     GT&T utilizes Northern Telecom fixed Wireless Access technology to provide services to about 3,600 of its subscribers. GT&T plans to continue to use this technology in its expansion program in 2001. The normal land line rates apply to GT&T's fixed wireless network services.

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

     Significant Revenue Sources. Revenues from the following carriers of international traffic to Guyana constituted the following percentages of GT&T's revenues in the past three years:

                                             1998     1999      2000
                                             ----     ----      ----
 AT&T.....................................    27%      24%       0%
 WorldCom.................................    11%      18%       35%
 British Telecom..........................    9%       8%        10%
 Teleglobe (Canada).......................    18%      14%       5%



     As is discussed under "GT&T- International Traffic", GT&T's operating agreements with AT&T terminated on December 31, 1999, and its operating agreement with WorldCom is currently scheduled to terminate on May 15, 2001.

     A significant but decreasing portion of GT&T's international long distance revenue discussed above is generated by certain of GT&T's audiotext providers which operate as service bureaus or intermediaries for a number of audiotext information providers. The following service bureaus accounted for more than 10% of GT&T's total revenues in the years indicated below:

                                               1998      1998     2000
                                               ----      ----     ----
 Beylen Telecommunications, Ltd.               20%        14%       8%
 Islands Telephone Company Limited             11%         6%       1%

     No other revenue source accounted for more than 10% of GT&T's total revenues in 1998, 1999 or 2000.

     Competition. Pursuant to its franchise from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local, domestic long-distance and international telephone service in Guyana, except for cellular radio telephone service. One other company is currently providing cellular service and two other companies have been licensed to provide such service. The exclusivity provisions of GT&T's license have been under political attack in Guyana. See "GT&T-Regulation-License".

     GT&T has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company.

     The provision of telecommunication services to international audiotext providers is highly competitive. GT&T competes with many telephone companies around the world that provide telecommunications services to international audiotext providers. GT&T's contracts with audiotext providers are all terminable on short notice, and such providers can quickly shift their traffic to another foreign telecommunications carrier which offers higher compensation or better services merely by changing the telephone numbers in their advertisements. . Regulation. GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 ("PUC law") and the Guyana Telecommunications Act 1990 ("Telecommunications Law"). GT&T also has certain significant rights and obligations under the agreement (the "GT&T Agreement") pursuant to which the Company acquired its interest in GT&T in 1991.

     License. The License, which was issued on December 19, 1990, grants GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for an additional 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for an additional 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following activities: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for an additional 20 years at the option of GT&T), cellular radio telephone service. In his election campaign last year, Mr. Bharrat Jagdeo, who was reelected President of Guyana on March 19, 2001, criticized the exclusivity aspects of GT&T's license. Moreover, the government of Guyana has commissioned a study of telecommunications policy in Guyana by Inter American Development Bank, which, the Company believes, is likely to recommend some significant curtailment of the exclusivity aspects of GT&T's license. GT&T has advised the government that it is willing to negotiate modifications in its license and that it would expect to be adequately compensated for any curtailment of its present license rights.

     GT&T Agreement. Under the GT&T Agreement GT&T undertook to complete a substantial Expansion Plan by a date which, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use ("rate base"). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement) on a rate of return methodology, rates are to be calculated on the basis of GT&T's entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 2000 was approximately $114.8 million, although the PUC in various orders or staff reports has thrown out or challenged several million dollars of franchise rights and working capital which are included in the foregoing figure. GT&T believes that its 15% per annum minimum return is to be calculated after all of GT&T's operating expenses (including income taxes) other than interest expense. However, the PUC has disallowed as an expense for rate making purposes management fees equal to 6% of GT&T's revenues which GT&T pays to the Company pursuant to an agreement approved by representatives of the government at the time of the Company's acquisition of its interest in GT&T.

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

     Although, under the current PUC Law and predecessor statutes which have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement on rates, in the Company's opinion, the PUC has consistently failed to do so. In May, 2000, a new chairman of the PUC was appointed. Since then, the PUC has scheduled and held hearings on GT&T's application for an increase in local rates filed in December 1997 and October 1998 and updated in August 2000, its application for reduced cellular rates and initiation of a "calling party pays" system for cellular charges filed in August 2000 and a number of other issues affecting GT&T. While the PUC under its new chairman has not yet issued any substantive orders affecting GT&T, the Company is cautiously optimistic that it will receive favorable treatment of its pending rate applications before the end of this year.

     In addition to the two pending rate cases, GT&T has a number of other significant matters pending before the PUC. See Note 11 to the Consolidated Financial Statements included in this Report.

     FCC Matters. The U.S. Federal Communications Commission ("FCC") has issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute, and revenues from this traffic provide a significant subsidy to GT&T's local operations and network expansion. The Company is currently lobbying the FCC and Congress to seek relief from the FCC's order.

Wireless World

     Wireless World provides internet access services through the U.S. Virgin Islands under the names viaccess.net and islandsvi.net. It currently has about 9,659 subscribers and is the largest provider of internet access services in the U.S. Virgin Islands. It holds exclusive MMDS and non-exclusive LMDS licensed for the U.S.V.I. and provides "wireless cable T.V." services to approximately 1,400 subscribers (including hotel rooms and equivalent subscribers on the island of St. Thomas.

     Wireless World also provides paging services and SMR services in the U.S. Virgin Islands and currently has 907 and 123 current subscribers, respectively, to these services.

     Utilizing Hybrid Networks technology, Wireless World is currently in the process of converting its T.V. service from a 12 channel analog service to a 100 channel digital service and is offering a wireless high speed internet access service ("WDSL").

     Wireless World is also seeking to enter the telephone business in the U.S. Virgin Islands as a competitive local exchange carrier to Innovative Telephone Company ("Innovative", formerly named the Virgin Islands Telephone Company, which until the reorganization of the Company in December 1997 was a subsidiary of the Company). Wireless World intends to provide wireless service using its MMDS frequencies and over wire lines using facilities leased from Innovative and constructed by Wireless World.

     Innovative claims that it is entitled to a rural telephone company exemption from many of the provisions of the Federal Communications Act which require incumbent local exchange carriers to provide interconnection services for resale at "wholesale" rates and to provide unbundled network elements at cost based rates. Wireless World has a petition pending before the Virgin Islands Public Services Commission to remove Innovative rural exemption and to arbitrate any provisions of an interconnection agreement on which Wireless World and Innovative are unable to reach an agreement.

ATC

     ATC, a wholly-owned subsidiary of the Company, is developing a call center business in Guyana. ATC will provide telemarketing and customer support services, via voice and data, including order taking services, billing inquiry services, technical support services and the like, to client companies and organizations which are expected to be located in and serving primarily the U.S. market. Guyana has an English speaking population with a high literacy rate, and a minimum hourly wage rate of U.S. $0.69. Act's trained agents will work form client supplied data readily accessible to them on ATC's computer network. To date, ATC has established one location for its operations in Beterverwagting, Guyana, has installed a computer network sufficient for 35 agents to work simultaneously with the capability to expand to 500 agents and has approximately 25 trained agents and supervisors and another 25 persons in training. ATC expects to employ more than 200 agents by year end.

     ATC will communicate with its clients and its client's customers in the U.S. and elsewhere via GT&T's circuits in the recently opened Americas II fiber optic under-sea cable and in Intelsat satellites. ATN has established a point of presence in Miami Florida to facilitate this communication. To date, ATN has invested approximately $1.3 million in ATC. The Government of Guyana has granted ATC a five year tax exemption. Although ATC's operations are currently in a startup phase ATC is providing telemarketing services, with good results, to one trial customer the Company expects ATC to be a significant contributor to the Company's consolidated revenues and earnings by the end of this year.

ATN-Haiti


     ATN-Haiti has 13 tower sites which enable it to provide coverage to all major cities and a majority of the countryside in Haiti. ATN-Haiti currently provides paging and dispatch radio services throughout these areas. ATN-Haiti is building a microwave backbone linking these tower sites to enable it to offer wireless data transmissions services as well. Transnet, S.A., which operates as a branch of ATN-Haiti, currently provides dial-up internet access services in Haiti through satellite links to the United States. Management is currently evaluating the introduction of wireless broad-band internet access service in Haiti.

LighTrade

     At the present time, there are frequently circumstances in which telecommunication carriers have a long-term or short-term excess or shortage of "band width" (telecommunications transport capacity) between various points. However, there is only a limited ability of carriers to trade band-width with one another since it typically takes weeks or months to establish a functioning interconnection between one carrier's network and another's. This is in contrast to the electric power industry, where substantially all significant producers and transporters of electric power are interconnected through a nation-wide grid, and power is regularly traded among carriers and transporters as a commodity. LighTrade's mission is to provide facilities, which LighTrade has denominated "pooling points", to facilitate real-time trading of band-width among telecommunications carriers.

     LighTrade's business is in the developmental stage. It is establishing market-participant neutral pooling points in major metropolitan areas in the United States and abroad to enable local and long haul carriers and broad-band service providers to switch band-width in minutes rather than months. These pooling points will provide carriers and service providers with access to multiple band-width vendors and customers through a single connection. LighTrade will also provide QoS (Quality of Service) monitoring services for the telecommunications capacity delivered through its pooling points. LighTrade currently has pooling points ready for operation or in the process of development in 11 U.S. cities.

     In March 2001, the Company committed to invest $5 million in LighTrade prior to June 30, 2001 for a significant minority interest in the Company. The Company also has an option to make additional investments during the remainder of this year which would increase its interest to a majority interest.

BDC

     BDC operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. BDC commenced operations in July 1999. At December 31, 2000 it had about 4,800 subscribers, representing about 23% of the cellular market in Bermuda. BDC began upgrading its service from analog to TDMA digital service in January 2001, and about half of its subscribers currently have TDMA service.

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

Taxation-Guyana

     GT&T's worldwide income is subject to Guyanese tax at an overall rate of 45%. The GT&T Agreement provides that the repatriation of dividends to the Company and the payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to the Company or any of its subsidiaries for management services they are engaged to render shall be payable in foreign currency and that their repatriation to the United States shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See
Note 11 to the Consolidated Financial Statements included in this Report.

Employees

     As of December 31, 2000, GT&T employed approximately 680 persons of whom approximately 510 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on September 30, 2002. The Company and its other subsidiaries employed a total of approximately 95 persons at December 31, 2000. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

     At December 31, 2000, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see "Business--GT&T-Expansion." GT&T carries insurance against damage to equipment and buildings, but not to outside plant.

Item 3.  Legal Proceedings

     GT&T is involved in various regulatory and court proceedings in Guyana which are discussed in Item 1. "GT&T -- Regulation" and Note 11 to the Consolidated Financial Statements included in this Report.

     The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company's management, will not have a material adverse effect on the financial position or operations of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company as of the date hereof:

Name                      Age     Position
Cornelius B. Prior, Jr.   67      Chief Executive Officer, Chairman of the
                                  Board and Secretary of the Company; Chairman
                                  of the Board of GT&T
Christopher J. Kolm       45      Chief Operating Officer
Lewis A. Stern            66      Vice President - Finance and Chief
                                  Financial Officer

Steven M. Ross            41      Treasurer and Chief Accounting Officer
Lawrence M. Fuccella      37      Vice President - Special Projects
Richard A. Hanscom        59      Vice President - Technology and Engineering
Sonita Jagan              35      General Manager - GT&T

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

     Christopher J. Kolm joined the company on March 19th, 2001 as Chief Operating Officer. For the past ten years, Mr. Kolm has held several positions including Vice President-International Business Development for SBC Communications, Inc. in San Antonio, Texas, Director of Business Development for Pacific Bell, San Francisco, and Senior Manager-Product Development with MCI in Washington D.C. He has a Master of Business Administration degree in International Business from George Washington University, in Washington D.C.

     Lewis A. Stern joined the Company in March 2000 and was appointed as Vice President - Finance and Chief Financial Officer on March 10, 2000. For more than five years prior to his joining the Company Mr. Stern was a partner through a professional corporation in the law firm of Fried Frank, Harris, Shriver and Jacobson. Mr. Stern is a graduate of Yale College and the Yale Law School.

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

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock, $.01 par value, is listed on the American Stock Exchange ("AMEX") under the symbol "ANK". The following table sets forth quarterly market price ranges for the Company's Common Stock in 1999 and 2000:

 1999 Quarters                                 High         Low
1st.....................................    11 11/16           8
2nd                                           10 5/8       8 1/4
3rd                                           10 3/4      9 5/16
4th                                           10 1/2       7 7/8




 2000 Quarters                                 High         Low
1st.....................................          15     8 11/16
2nd                                           12 1/2       8 7/8
3rd                                           12 7/8       9 1/4
4th                                          11 9/16       9 3/4


     The approximate number of holders of record of Common Stock as of March 23, 2001 was 66.

Dividends

     The Company has paid quarterly dividends on its common stock since January 1999. Dividends were paid at the rate of $0.15 per share per quarter from January 1999 through January 2000 and at the rate of $0.175 per share per quarter from April 2000 through January 2001. In March 2001 the Board of directors increased the quarterly dividend to $0.20 per share commencing April 2001.

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



Item 6.  Selected Financial Data

                      SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data have been derived from and are qualified by reference to, the audited combined and consolidated financial statements of the Company. The selected historical combined and consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto of the Company for the years ended December 31, 1998, 1999 and 2000. All dollar amounts are in thousands, except per share data


                                                                   Years Ended December 31,
                                               -----------------------------------------------------------------
                                                  1996         1997          1998         1999          2000
                                               ------------ -----------   -----------   ----------   -----------
                                                       Combined                        Consolidated
                                               ------------------------   --------------------------------------
Statement of Operations Data:
Telephone operations
Revenues:
     International long-distance revenues         $145,080    $113,865       $84,028      $73,737       $62,370
     Local exchange service revenues                 2,463       2,933         9,444        8,692        11,724
     Other revenues                                    710         817         1,172        1,602         2,480
                                                 ----------   ---------     ---------     --------     ---------
       Total revenue                               148,253     117,615        94,644       84,031        76,574
Total operating expenses                           121,469      99,473        63,095       60,165        47,670
                                                 ----------   ---------     ---------     --------     ---------
Income from telephone operations                    26,784      18,142        31,549       23,866        28,904
Loss from other operations                          -           -               (373)        (599)       (1,239)
Other income (expense), net                         (1,502)     (1,117)        2,930          (28)        1,491
                                                 ----------   ---------     ---------     --------     ---------
Income from operations before income taxes
   and minority interest                            25,282      17,025        34,106       23,239        29,156
Income taxes                                        10,824       7,718        15,913       11,898        14,403
                                                 ----------   ---------     ---------     --------     ---------
Income from operations before minority
   interest                                         14,458       9,307        18,193       11,341        14,753
Minority interest                                   (2,096)     (1,372)       (2,281)      (1,676)       (2,428)
                                                 ----------   ---------     ---------     --------     ---------
                                                 ----------   ---------     ---------     --------     ---------
Income from operations                             $12,362      $7,935       $15,912       $9,665       $12,325
                                                 ==========   =========     =========     ========     =========
Basic net income per share                                                     $3.25        $2.05         $2.51
                                                                            =========     ========     =========
Diluted net income per share                                                   $3.23        $2.05         $2.51
                                                                            =========     ========     =========

Pro Forma Net Income Per Share                                   $1.69
                                                              =========




                                                                              Years Ended December 31,
                                                          -----------------------------------------------------------------
                                                             1996         1997          1998         1999          2000
                                                          ------------------------   -----------   ----------   -----------
                                                                       ----------------------------------------------------
                                                             Combined                       Consolidated
                                                          ------------ ----------------------------------------------------

Balance Sheet Data:
Fixed Assets, net                                             $97,780     $36,042       $46,431      $56,165       $72,459
Total assets                                                  194,493     108,049       126,260      131,162       137,970
Short-term debt (including current portion of
     long-term debt)                                           11,047       3,298         3,403        3,410         1,687
Long-term debt, net                                            20,398      14,536        11,394        7,969         2,513
Stockholders' equity                                          110,626      54,244        68,874       74,777        83,469



     Historical income per share amounts for 1997 and earlier years have not been presented, as this information is not considered meaningful.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the "GT&T- Regulation" section of this Report and in Note 11 to the Consolidated Financial Statements included in this Report.

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

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T derives almost all of its revenues from international telephone services. In June 1998, the Company acquired a 75% interest (increased to 80% in December 1999) in Digicom S.A., (now named ATN (Haiti) S.A.), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications and paging. In July 1998, the Company acquired a 30% interest, (increased to 45% in 2000), in Bermuda Digital Communications, Ltd., a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. During 1999, the Company organized a wholly owned subsidiary, Wireless World, LLC., and Wireless World, LLC. acquired VI Access the largest internet service provider in the U.S. Virgin Islands. Effective March 31, 2000, Wireless World acquired the assets and business of Antilles Wireless Cable T.V. Company ("Antilles Wireless") for a consideration of 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services there. Effective June 20, 2000, Wireless World acquired the "islands.vi" internet access business of Cobex International Inc., an internet service provider in the U.S. Virgin Islands. The acquisition added approximately 2500 subscribers to Wireless World's customer base. Atlantic Tele-Center, Inc. ("ATC") a wholly owned subsidiary of the Company organized in 2000, is currently developing a web enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S.and other markets. The Company has signed advisory fee contracts with Bermuda Digital Communications Ltd. and each of its operating subsidiaries compensating it at 6% of gross revenues for management services provided. The assets, liabilities, and operations of ATN (Haiti) S.A., Bermuda Digital Communications, Ltd., Wireless World, LLC., Antilles Wireless Cable T.V. Company and ATC, individually and in the aggregate, are not currently material to the assets, liabilities, and operations of the Company on a consolidated basis.

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

     For accounting purposes, the December 1997 split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) was treated as a non pro rata split off of a business in which the split off entity is to be accounted for at fair value. The Company was considered to be the split off entity since Emerging Communications, Inc. had the greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. Accordingly, the balance sheet of the Company at December 31, 1997 was adjusted to fair value as evidenced by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment included an approximately $60 million reduction in the Company's consolidated net fixed assets, and an approximately $45 million reduction in the Company's consolidated stockholders' equity. The fair value adjustment reduced the carrying value on the Company's consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 is not a reliable indicator of the Company's cost of replenishing its assets.

     The combined selected financial data included in this report have been derived from combined financial statements relating to Atlantic Tele-Network, Inc.'s business and operations in Guyana including its majority owned subsidiary, GT&T, and ATN's activities as the parent company of all of its subsidiaries during the years ended December 31, 1996 and 1997. These combined financial statements do not reflect the fair valuation adjustment arising from the split up transaction. Moreover, the combined statement of operations includes interest income from indebtedness of subsidiaries which were transferred with such indebtedness to Emerging Communications, Inc. in the split up transaction and certain expenses for the period from May 1, 1997 to December 31, 1997 which were reimbursed by Emerging Communications, Inc. as part of the split up transaction.

     On December 31, 1997 GT&T filed an application with the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates. Subsequently on March 27, 1998, the PUC reduced its interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. The reduced rates represented a substantial increase over the rates in effect during 1997 and earlier years. On October 27, 1998 and August 31, 2000, to reflect changed conditions since December 31, 1997, GT&T filed for additional rate increases designed to generate $19.0 million and $8.5 million in additional revenues over and above the interim rates currently in effect. GT&T's applications for a permanent rate increase are still pending before the PUC. No assurance can be given as to what permanent rates the PUC will award GT&T or as to what changes the PUC may make in the current interim rates. The Company is cautiously optimistic that it will receive favorable action on its rate applications during the current year.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 2000

     Telephone operating revenues for the year ended December 31, 2000 were $76.6 million as compared to $84.0 million for 1999. Net income for 2000 was $12.3 million, or $2.51 per share, as compared to $9.7 million, or $2.05 per share, for 1999.

     Operating results for 1999 includes $710,000 of revenue recognized from the settlement of a dispute with an international telecommunications carrier resulting in a net gain of $293,000, or $.06 per share. After excluding this one time item, the Company's core operating revenues and earnings for 1999 were $83.3 million and $9.4 million, respectively, or $1.99 per share.

     Excluding the one-time item in 1999 discussed above, core revenues in 2000 decreased by $6.7 million or 8.1%. This decrease in revenues was attributable primarily to the decline in audiotext traffic through 2000. Audiotext traffic declined to 13.0 million minutes in 2000 as compared to 41.5 million minutes in 1999, a decline of 28.5 million minutes (69%). Offsetting the decrease in audiotext traffic, regular inbound international minutes increased from 59.5 million minutes in 1999 to 64.1 million minutes in 2000. This increase in regular inbound traffic resulted in an increase of $8.3 million in revenue over 1999. The Company expects that audiotext traffic volumes will continue to decline, although the Company is unable to predict future audiotext revenues and traffic volumes with any degree of certainty.

     Local exchange service revenues increased by $3.0 million or 35% during 2000 as a result of increased cellular revenue and increased lines in service which rose to 71,738 at December 31, 2000 from 64,034 lines in service at December 31, 1999, an increase of 7,704 lines or 12%.

     International long-distance inbound revenues other than audiotext increased to $45.5 million in 2000 from $37.2 million in 1999. Excluding the $710,000 of revenue recognized from the settlement mentioned above, this represents an increase of $9.0 million or 24% and is due to the increase in inbound minutes of traffic mentioned above. Management believes that this increase in inbound telephone traffic other than audiotext is indirectly the result of the increase in temporary rates for outbound long-distance traffic granted by the PUC in early 1998. Because a substantial portion of GT&T's international traffic, other than audiotext, consists of personal calls between Guyanese expatriates and their friends and families in Guyana, management believes that an increase in rates for outbound calls results not only in a decrease in the volume of outbound calls but an increase in the volume of inbound calls.

     As is noted elsewhere in this report (see "GT&T - Regulation"), the FCC has adopted mandatory international settlement rate benchmarks for payments by U.S. telecommunications carriers to telecommunications carriers in other countries including Guyana, and GT&T's operating agreement with WorldCom is scheduled to terminate effective May 15, 2001. Any significant reduction in the volume of inbound traffic from the United States to Guyana or in the settlement rate for this traffic could have a significant adverse impact on GT&T's earnings. Any of these events would provide GT&T with a basis to seek an increase in rates for local and outbound international service so as to permit GT&T to earn its contractually provided 15% rate of return. However, there can be no assurance as to when or whether GT&T would receive such a rate increase.

     International long-distance outbound revenues increased from $12.7 million in 1999 to $14.5 million in 2000, an increase of $1.9 million or 15% as traffic increased from 16.1 million minutes to 19.0 million minutes from 1999 to 2000. These increases in outbound traffic and the resultant revenues are due primarily to the 12% increase in lines in service discussed above.

     Telephone operating expenses were $47.8 million for 2000 as compared to $60.2 million for 1999. This represents a decrease of $12.5 million or 21% in telephone operating expense. This decrease was due principally to a decrease in audiotext traffic expense at GT&T of $13.5 million due to decreased traffic volumes. Offsetting this decrease was an increase of $1.2 million in plant nonspecific operations due to increased operating expenses. Core telephone operating expenses were approximately 62% of core telephone operating revenues in 2000 as compared to approximately 72% of core telephone operating revenues in 1999 (excluding from core operating revenues in 1999 the effects of the one-time item discussed above).

     Other operations revenues and expenses represent the operations of ATN (Haiti) S.A. and Wireless World, LLC. and were not material in 1999 and 2000. The Company acquired a 75% interest in Digicom on June 2, 1998 and an additional 5% in December of 1999. Wireless World, LLC. commenced operations with the acquisition of VI Access on October 5, 1999. Effective March 31, 2000, Wireless World acquired the assets and business of Antilles Wireless Cable T.V. Company ("Antilles Wireless"). Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services there. Effective June 20, 2000, Wireless World acquired the "islands.vi" internet access business of Cobex International Inc., an internet service provider in the U.S. Virgin Islands. ATC was engaged in pre-operating activities and generated no revenues during the fourth quarter of 2000.

Although ATC's operations are currently in a start-up phase, the Company expects ATC to be a significant contributor to consolidated revenues and earnings by the end of the year.

     If the Company exercises its options to acquire a majority interest in LighTrade (see "Business-LighTrade") LighTrade may thereafter be a consolidated subsidiary of the Company. LighTrade is currently in the development state of its business, and its business plan does not project that it will be profitable in the current year.

     Income from operations before interest expense, income taxes and minority interest for 2000 was $29.2 million as compared to $23.2 million for 1999. This represents an increase of $5.9 million or 25% and is principally a result of the factors affecting revenues and operating expenses discussed above.

     The Company's effective tax rate for the year ended December 31, 2000 was 49.4% as compared to 51.2% for 1999. The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

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

     Excluding the one-time items in 1999 and 1998 discussed above, core revenues in 1999 decreased by $6.8 million or 7.6%. This decrease in revenues was attributable primarily to the continued decline in audiotext traffic through 1999. In the four quarters of 1998, audiotext traffic averaged approximately 5.3 million, 5.0million, 4.5 million, and 3.9 million minutes per month, respectively. In the four quarters of 1999, audiotext traffic averaged 3.9 million, 3.5 million, 2.7 million and 3.7 million minutes per month, respectively. The decline in revenues in the second and third quarters of 1999 was due in part to an increase in the "refiling" or mislabeling of traffic from the United States and United Kingdom to Guyana. Offsetting the decrease in audiotext traffic, regular inbound international minutes increased from 49.8 million in 1998 to 59.5 million in 1999.

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

     Other operations revenues and expenses represent the operations of Digicom S.A. and Wireless World, LLC. and were not material in the years 1998 and 1999. The Company acquired a 75% interest in Digicom on June 2, 1998 and an additional 5% in December of 1999. Wireless World, LLC. commenced operations with the acquisition of VI Access on October 5, 1999.

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

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See Note 11 to the Company's Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs, although the Company is currently seeking external financing for a portion of the Wireless World's current expansion activities. The Company's primary source of funds at the parent company level are advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Consolidated Financial Statements included in this Report could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     If and when the Company settles outstanding tax and regulatory issues with the Guyana government and the PUC, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. The Company has not estimated the cost to comply with the October 1997 PUC order to increase the number of telephone lines in service, but believes such a project may require significant capital expenditures that would require external financing. There can be no assurance that the Company will be able to obtain any such financing.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases recently awarded to and currently sought by GT&T and the efforts of the U.S. FCC and carriers in various countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At December 31, 2000, approximately
$4.9 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses.

Inflation

     The Company does not believe that inflation has had a significant impact on its consolidated operations in any of the years 1996 through 2000.


Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to minimal market risks. Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar. Through December 31, 2000, the value of the Guyana dollar has remained stable at approximately $180 to the U.S. dollar. The effect of the devaluation of the Guyana dollar on the Company's consolidated financial results has not been significant in the periods presented, except that, as is previously discussed in the comparison of 1999 and 1998 operating results, the Company recognized a net gain of $1.0 million in 1998 as a result of the devaluation of the Guyana dollar during 1998.

     A substantial majority of the Company's consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars on the one hand, and its local tax and other payables which are also denominated in the Guyana dollar, on the other hand.

     Under generally accepted international accounting principles, which, in the Company's view, are statutorily applicable to the rate making process in Guyana, GT&T's functional currency is the U.S. dollar because the majority of GT&T's revenues and expenditures are transacted in U.S. dollars. Accordingly, in the Company's view, GT&T is entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base. Accordingly, devaluations of the Guyana dollar should have no long term impact on the value of GT&T's earnings in U.S. dollars. The Guyana Public Utility Commission has not approved or disapproved this position of the Company.

Item 8.  Financial Statements and Supplementary Data

     Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10.          Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), or by an amendment to this report to be filed on or before April 30, 2001, and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

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

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the last quarter of 2000.

     (c) Exhibits

  Exhibit No.             Description
  3.   (a)     Restated Certificate of Incorporation of the Company. 1

       (b)     By-Laws of the Company. 1


  Exhibit No.             Description



       (a)    1998 Stock Option Plan 2

       (b)    Amendments adopted March 10, 2000 to 1998 Stock Option Plan 2

       (c)    Directors' Remuneration Plan 2

21.           Subsidiaries of the Company.
_______________
1._______Filed as an exhibit on Form 8-K dated February 16, 1996 and incorporated herein by reference.

2. Filed as an exhibit to the Company's Annual Report on Form 10K for 1999 and incorporated herein by reference.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ATLANTIC TELE-NETWORK, INC.

March 29, 2001

                                       By:/s/ Cornelius B. Prior, Jr.
                                       Cornelius B. Prior, Jr.
                                       Chief Executive Officer, Chairman of the
                                       Board and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title              Date

/s/ Cornelius B. Prior, Jr.    Chief Executive Officer,       March 29, 2001
                               Chairman of the Board and Secretary

/s/ Lewis A. Stern             Vice  President  -  Finance    March 29, 2001
                               and  Chief  Financial

/s/ Steven M. Ross             Treasurer and Chief            March 29, 2001
                               Accounting Officer

/s/ James B. Ellis             Director                       March 29, 2001

/s/ Ernst Burri                Director                       March 29, 2001

/s/ Henry Wheatley             Director                       March 29, 2001

                  Atlantic Tele-Network,Inc. and Subsidiaries


                       Consolidated Financial Statements

                       AND FINANCIAL STATEMENT SCHEDULE

                       December 31, 1998, 1999, and 2000





                                     INDEX



Report of Independent Public Accountants................................F-2


Financial Statements

Consolidated Balance Sheets--December 31, 1999 and 2000.................F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1999, and 2000.......................................F-4

Consolidated Statements of Stockholders' Equity for the
Years Ended December 31, 1998, 1999, and 2000...........................F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999, and 2000.......................................F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................f-7


FINANCIAL STATEMENT SCHEDULE

Schedule II--Valuation and Qualifying Accounts for the
Years Ended December 31, 1998, 1999, and 2000...........................F-22

Report of Independent Public Accountants as to Schedule.................F-23

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlantic Tele-Network, Inc.:


     We have audited the accompanying consolidated balance sheets of ATLANTIC TELE-NETWORK, INC. (a Delaware corporation) AND SUBSIDIARIES as of
December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 2, 2001


                 Atlantic Tele-Network, Inc. and Subsidiaries


                          Consolidated Balance sheets

                          December 31, 1999 and 2000

                       (In Thousands, Except Share Data)




                                                                       1999         2000
                                                                       ----         ----

Assets
Current Assets:
Cash and cash equivalents                                          $  31,463    $  24,495
Accounts receivable, net                                              20,512       21,099
Materials and supplies                                                 4,853        4,944
Prepayments and other current assets                                   4,285        2,507
                                                                       -----        -----
         Total current assets                                         61,113       53,045
Fixed assets:
Property, plant, and equipment (Note 5)                               66,453       90,546
   Less accumulated depreciation                                     (10,288)     (18,087)
                                                                     -------      -------
         Net fixed assets                                             56,165       72,459

Uncollected surcharges, net of current portion                         1,428          997
Investment in and advances to bermuda digital
communications, Ltd.                                                   4,710        6,616
Other assets                                                           7,746        4,853
                                                                       -----        -----
            Total assets                                            $131,162     $137,970
                                                                    ========     ========



       Liabilities and Stockholders' Equity

Current liabilities:
Current portion of long-term debt                                 $    3,410   $    1,687
Accounts payable and accrued liabilities                               7,905       12,255
Accrued taxes                                                          7,823        5,427
Advance payments and deposits                                          1,353        1,433
Other current liabilities                                              4,651        4,681
                                                                       -----        -----
         Total current liabilities                                    25,142       25,483

Deferred income taxes                                                  2,903        5,303

Long-term debt, excluding current portion                              7,969        2,513
            Total liabilities                                         36,014       33,299
                                                                      ------       ------
Minority interests                                                    20,371       21,202
COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' equity:
Preferred stock, $.01 par value per share; 10,000,000
 shares authorized, none                                                   0            0
Common stock, $.01 par value per share; 20,000,000
 shares authorized; 4,909,000                                             49           52
Treasury stock, at cost                                               (1,418)      (1,621)
Additional paid-in capital                                            54,263       55,867
Retained earnings                                                     22,040       29,372
Accumulated foreign currency translation loss                           (157)        (201)
                                                                        ----         ----
         Total stockholders' equity                                   74,777       83,469
                                                                      ------       ------
         Total liabilities and stockholders' equity                 $131,162     $137,970
                                                                    ========     ========




     The accompanying notes are an integral part of these consolidated balance sheets.



                 Atlantic Tele-Network, Inc. and Subsidiaries


                     Consolidated statements of operations

             for the years ended December 31, 1998, 1999, and 2000

                       (In Thousands, Except Share Data)



                                                            1998        1999         2000
                                                            ----        ----         ----
Telephone operations:
    Operating revenues:
       International long-distance revenues                $84,028      $73,737     $62,370
       Local exchange service revenues                       9,444        8,692      11,724
       Other revenues                                        1,172        1,602       2,480
                                                             -----        -----       -----
              Total operating revenues                      94,644       84,031      76,574
    Operating expenses:
       International long-distance expenses                 38,689       33,319      20,358
       Plant-specific operations                             6,450        5,099       5,425
       Plant-nonspecific operations                          6,377        7,211       8,444
       Customer operations                                   2,799        2,705       3,156
       Corporate operations                                  2,753        4,857       4,969
       General and administrative expenses                   5,086        6,138       4,482
       Taxes other than income taxes                           941          836         836
                                                               ---          ---         ---
              Total operating expenses                      63,095       60,165      47,670
                                                            ------       ------      ------
              Income from telephone operations              31,549       23,866      28,904
Other operations:
    Revenues of other operations                             1,011        1,741       3,826
    Expenses of other operations                             1,384        2,340       5,065
                                                             -----        -----       -----
              Loss from other operations                      (373)        (599)     (1,239)
Other income (expense):
    Interest expense                                        (2,290)      (1,875)     (1,480)
    Interest income                                          1,643        2,321       2,297
    Other income (expense), net                              3,577         (474)        674
              Other income (expense), net                    2,930          (28)      1,491
                                                             -----          ---       -----
Income before income taxes and minority interests           34,106       23,239      29,156

Income taxes                                                15,913       11,898      14,403
Income before minority interests                            18,193       11,341      14,753

Minority interests                                          (2,281)      (1,676)     (2,428)
                                                            ------       ------      ------
Net income                                                 $15,912     $  9,665     $12,325
                                                           =======     ========     =======

Net income per share:
    Basic                                                    $3.25        $2.05       $2.51
                                                             -----        -----       -----

    Diluted                                                  $3.23        $2.05       $2.51
                                                             -----        -----       -----

Weighted average common sHARES outstanding:
    Basic                                                    4,901        4,705       4,912
                                                             -----        -----       -----

    Diluted                                                  4,923        4,715       4,913
                                                             -----        -----       -----


     The accompanying notes are an integral part of these consolidated financial statements.


                 Atlantic Tele-Network, Inc. and Subsidiaries


                Consolidated Statements of Stockholders' Equity

             for the years ended December 31, 1998, 1999, and 2000

                       (In Thousands, Except Share Data)



                                                                                       Accumulated
                                                Treasury    Additional              -----------------
                                               ----------- ------------  Retained         Other           Total
                                      Common    Stock, at    Paid-In    -----------   Comprehensive   Stockholders'
                                      Stock       cost       Capital     Earnings         Loss            Equity
                                      --------------------------------------------------------------------------

Balance, December 31, 1997             $49      $      0     $54,195     $      0       $     0           $54,244

   Purchase of 61,600 shares             0          (555)          0            0             0              (555)
   Dividends on common stock             0             0           0         (727)            0              (727)
   Net income                            0             0           0       15,912             0            15,912
                                         -             -           -       ------             -            ------
Balance, December 31, 1998              49          (555)     54,195       15,185             0            68,874
                                        --          ----      ------       ------             -            ------

   Purchase of 190,700 shares            0        (1,795)          0            0             0            (1,795)
   Reissuance of 100,000                 0           932          68            0             0             1,000
   Dividends on common stock             0             0           0       (2,810)            0            (2,810)
   Net income                            0             0           0        9,665             0             9,665
   Other comprehensive loss              0             0           0            0          (157)             (157)
                                         -             -           -            -          ----              ----
Balnance, December 31, 1999             49        (1,418)     54,263       22,040          (157)           74,777
                                        --        ------      ------       ------          ----            ------

   Purchase of 57,000 shares             0          (529)          0            0             0              (529)
   Issuance of 242,424 shares            3             0       1,388            0             0             1,391
   Reissuance of 40,000 shares           0           367          25            0             0               392
   Award of 17,713 shares of             0             0         150            0             0               150
   Reissuance of 4,403 shares            0           (41)         41            0             0                 0
   Cash paid in Acquisition of           0             0           0       (1,500)            0            (1,500)
   Cash dividends on common              0             0           0       (3,493)            0            (3,493)
   Net income                            0             0           0       12,325             0            12,325
   Other comprehensive loss              0             0           0            0           (44)              (44)
                                         -             -           -            -           ---               ---
Balance, December 31, 2000             $52       $(1,621)    $55,867      $29,372         $(201)          $83,469
                                       ---       -------     -------      -------         -----           -------




     The accompanying notes are an integral part of these consolidated financial statements.


                                     F-21
                 Atlantic Tele-Network, Inc. and Subsidiaries


                     Consolidated statements of cash flows

             for the years ended December 31, 1998, 1999, and 2000

                                (In Thousands)




                                                                                    1998        1999        2000
                                                                                    ----        ----        ----

Cash flows from operating activities:
Net income                                                                        $15,912    $  9,665     $12,325
Adjustments to reconcile net income to net cash flows provided by
Depreciation and amortization                                                       4,307       5,731       8,113
Deferred income taxes                                                              (2,897)      1,939       2,400
Minority interests                                                                  2,281       1,676       2,428
Equity in losses (earnings) of Bermuda Digital Communications, Ltd.                   209         454        (345)
Changes in operating assets and liabilities:
Accounts receivable, net                                                           11,556       3,936        (587)
Materials and supplies, prepayments, and other current assets                      (1,293)     (2,750)      1,447
Uncollected surcharges                                                              6,327       3,646         303
Accounts payable and accrued liabilities                                            1,352      (3,187)      4,350
Accrued taxes                                                                       5,210          62      (2,396)
Other                                                                              (2,279)      1,412        (225)
                                                                                   ------       -----        ----
   Net cash flows provided by operating activities                                 40,685      22,584      27,813

Cash flows from investing activities:
Capital expenditures                                                               (9,994)    (14,521)    (18,298)
Acquisitions, net of cash received                                                 (1,842)       (875)     (1,025)
Investment in and advances to Bermuda Digital Communications, Ltd.                 (4,153)       (750)     (1,160)
Distribution to minority shareholders                                                   0           0      (1,597)
Other investments                                                                    (750)     (2,068)          0
                                                                                     ----      ------           -
            Net cash flows used in investing activities                           (16,739)    (18,214)    (22,080)
cash flows from financing activities:
Repayment of long-term debt                                                        (3,351)     (3,418)     (7,179)
Purchase of common stock                                                             (555)     (1,795)       (529)
Distribution to stockholder                                                             0           0      (1,500)
Dividends declared on common stock                                                   (727)     (2,810)     (3,493)
            Net cash flows used in financing activities                            (4,633)     (8,023)    (12,701)
                                                                                   ------      ------     -------
Net change in cash and cash equivalents                                            19,313      (3,653)     (6,968)

Cash and cash equivalents, beginning of year                                       15,803      35,116      31,463
                                                                                   ------      ------      ------
Cash and cash equivalents, end of year                                            $35,116     $31,463     $24,495
                                                                                  =======     =======     =======

Supplemental cash flow information:
Interest paid                                                                    $  1,747    $  1,860    $  1,440
                                                                                 --------    --------    --------

Income taxes paid                                                                $  7,784     $11,836     $16,799
                                                                                 --------     -------     -------

Noncash activities:
Issuance of common stock--Antilles Wireless acquisition                          $      0    $      0    $  1,391
                                                                                 --------    --------    --------

Issuance of common stock--VI Access, Inc. acquisition                            $      0    $  1,000    $      0
                                                                                 --------    --------    --------

Issuance of common stock--Cobex International Inc.                               $      0    $      0    $    392
                                                                                 --------    --------    --------



     The accompanying notes are an integral part of these consolidated financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                       December 31, 1998, 1999, and 2000




  1.     ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation (formerly named
Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying consolidated balance sheets as of December 31, 1999 and 2000 and the results of operations and cash flows for the three years in the period ended December 31, 2000 include the accounts of the Company and its majority-owned subsidiaries, GT&T and ATN (Haiti), and its wholly owned subsidiaries, Wireless World and Atlantic Tele-Center, Inc. The Company's investment in BDC in which the Company has a 46% interest and does not have management control is accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999 and 2000, $6.2 million and $4.9 million, respectively, of the Company's cash was denominated in the Guyanese dollar. There are no significant restrictions on the Company's use of this cash or its ability to convert this cash to U.S. dollars.

Materials and Supplies

     Materials and supplies primarily include customer premise equipment, cable and poles at GT&T and are carried in inventory principally at weighted average cost.

Fixed Assets

     The Company's fixed assets are recorded at cost. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

     The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 9.2%, 9.5%, and 9.1% for GT&T during the years ended December 31, 1998, 1999, and 2000, respectively. With respect to GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized at GT&T in connection with ordinary retirements of depreciable property. At January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission ("PUC"). The lives adopted have neither been approved nor disapproved by the PUC as of the date of this report.

Intangible Assets

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                                    Years

Goodwill                                           12 to 15
FCC licenses                                       10
Customer lists                                     5
Noncompete agreements                              6


------------------------------------------------------------------------------
Long-Lived Assets

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

Minority Interests

     Minority interests in the accompanying consolidated statements of operations represents the minority shareholders' share of the income or loss of consolidated subsidiaries, including GT&T and ATN (Haiti). The minority interests in the accompanying consolidated balance sheets reflects the original investments by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries and net of any distribution from the consolidated subsidiaries.

Revenue Recognition

     Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. In determining revenue, the Company estimates the country of origin of traffic it receives from foreign carriers to determine the appropriate rate to apply to minutes of long-distance traffic carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Credit Concentrations and Significant Customers

     Revenues from AT&T, WorldCom, Teleglobe, and British Telecom, consisting of international long-distance revenues, comprised 27%, 11%, 18%, and 9%, respectively, of total revenues for the year ended December 31, 1998; 24%, 18%, 14%, and 8%, respectively, of total revenues for the year ended
December 31, 1999; and 0%, 35%, 5%, and 10%, respectively, of total revenues for the year ended December 31, 2000. No other customer accounted for more than 10% of total revenues. The majority of the accounts receivable from connecting companies are due from these companies. See Note 11 for a discussion of the Company's relationship with AT&T and WorldCom.

     A significant portion of the Company's international long-distance revenue discussed above is generated by certain of GT&T's audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. Revenues from two service bureaus, Beylen Telecommunications, Ltd. and Islands Telephone Company Limited, comprised 20% and 11%, respectively, of total revenues for the year ended December 31, 1998; 14% and 6%, respectively, of total revenues for the year ended December 31, 1999; and 8% and 1%, respectively, of total revenues for the year ended December 31, 2000. No other service bureau or intermediary accounted for more that 10% of total revenues.

Sources of Supplies

     GT&T voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist that would be on commensurate terms, and that operating results would not be adversely affected.

Foreign Currency Gains and Losses

     With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 1999 and 2000, foreign currency (losses) gains related primarily to settlements with foreign carriers and amounted to $(30,000) and $37,000, respectively. For the year ended December 31, 1998, foreign currency gains and losses arose primarily from the devaluation of the Guyanese dollar during 1998 and amounted to a net gain of $1 million. All of the foregoing gains and losses are included in the accompanying consolidated statements of operations as part of international long-distance revenues.

     Unrealized foreign currency translation losses related to ATN (Haiti) are reflected as a separate component of stockholders' equity in the accompanying consolidated balance sheets.

Regulatory Accounting

     GT&T accounts for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment, as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, fixed assets are depreciated over lives approved by regulators, and certain costs and obligations are deferred based on approvals received from regulators to permit recovery of such amounts in future years. GT&T's audiotext revenues are not subject to regulation but are taken into account by the regulator in setting regulated rates which permit the recovery of GT&T's costs and a return on investment. These unregulated revenues and any costs which pertain solely to these unregulated revenues are not accounted for under SFAS No. 71 principles.

Reclassifications

     Reclassifications have been made to the 1999 consolidated financial statements to conform to the current year presentation.

Business Segment Information

     The Company and its subsidiaries operate primarily in four reportable segments. The four segments are the telephone operations segment which relates to GT&T, the Internet segment which relates to Wireless World, the radio and paging segment which primarily relates to ATN (Haiti) and Wireless World, and the call center segment which relates to Atlantic Tele-Center, Inc. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total operating revenues. For 1998, 1999, and 2000, the Internet segment, the radio and paging segment, and the call center segment are not material for separate disclosure under SFAS
No. 131, "Disclosure About Segments of an Enterprise and Related Information," and are reported as other operations in the accompanying consolidated statements of operations.

Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, debt, and other short-term assets and liabilities. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 1999 and 2000, the estimated fair values of all of the Company's financial instruments approximate their carrying values.

Net Income Per Share

     Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company's stock options are its only potentially dilutive securities. For the years ended December 31, 1998, 1999, and 2000, some of the potentially dilutive securities were dilutive and, therefore, are included in diluted net income per share. A reconciliation of basic net income per share to diluted net income per share for the years ended
December 31, 1998, 1999, and 2000 is as follows (in thousands, except share data):

                                    1998                           1999                            2000
                                    ----                           ----                            ----

                                               Net                             Net                            Net
                                 Weighted    Income                Weighted   Income             Weighted    Income
                          Net     Average      Per        Net      Average     Per       Net      Average      Per
                        Income    Shares      Share      Income     Shares    Share    Income      Shares     Share
                        -------------------------------------------------------------------------------------------

Basic net income        $15,912     4,901     $3.25      $9,665     4,705      $2.05   $12,325     4,912       $2.51
Dilutive
   Stock options              0        22     (0.02)          0        10       0.00         0         1        0.00
Diluted net income      $15,912     4,923     $3.23      $9,665     4,715      $2.05   $12,325     4,913       $2.51




New Accounting Pronouncements

     The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company adopted effective January 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 had no material impact on the Company's consolidated financial statements.

  3.     ACQUISITIONS

ATN (Haiti)

     Effective June 2, 1998, the Company acquired a 75% interest in ATN (Haiti) for $1.8 million in cash and a commitment to issue 15,873 shares of ATN common stock in the future. During 1999, the Company determined that issuance of 15,873 shares of ATN common stock was not warranted and, accordingly, adjusted the original purchase price allocation. The acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. Accordingly, the purchase price has been allocated to the assets acquired based on the estimated fair values as of the acquisition date. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to $667,000 and has been included in other assets as goodwill in the accompanying consolidated balance sheets.

     During October 1999, the Company acquired an additional 5% interest in ATN (Haiti) in settlement of claims under the acquisition agreement.

Bermuda Digital Communications, Ltd.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. In 1998 and 1999 the Company also provided loans to BDC totaling $3.9 million at Citibank's prime rate plus 3% (11.5% at December 31, 2000). BDC is required to make principal payments on a quarterly basis beginning in September 2002. The final principal payment will occur in June 2004. In accordance with the terms of the loan, interest payments were deferred and added to the principal until BDC achieved a positive quarterly operating cash flow. BDC began paying interest on the loan in April 2000, at which time $1.0 million of interest had been added to principal. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2000, the Company had a 46% equity interest in BDC. As of December 31, 2000, the Company had invested $2.2 million in BDC stock and had recorded cumulative equity in losses of $(318,000). For the years ended December 31, 1998, 1999, and 2000, the Company recorded equity in (losses) earnings of BDC of $(209,000), $(454,000), and $345,000, respectively, which are included in the accompanying consolidated statements of operations as other income (expense), net. This investment is accounted for under the equity method of accounting.

VI Access, Inc.

     In October 1999, Wireless World was formed by ATN and acquired the "viaccess" internet service provider business and certain other assets of from Ackley Caribbean Enterprises, Inc. for a purchase price of $875,000 in cash and 100,000 shares of ATN common stock. In March 2000, Wireless World acquired the specialized mobile radio and paging business of Ackley Caribbean Enterprises, Inc. for $625,000 in cash. These acquisitions have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to approximately $1.6 million and has been included in other assets in the accompanying consolidated balance sheets. The $1.6 million purchase price excess has been allocated between goodwill, customer list, and noncompete agreements.

Antilles Wireless Cable T.V. Company ("Antilles Wireless")

     Effective March 31, 2000, Wireless World acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services. The entire equity interest in Antilles Wireless was owned by the Chairman of the Board and majority shareholder of the Company. In accordance with American Institute of Certified Public Accountants Interpretation No. 39 of APB Opinion No. 16, the assets and liabilities acquired from Antilles Wireless have been recorded at Antilles Wireless's cost similar to a pooling-of-interests transaction, and the cash portion of the consideration of $1.5 million has been treated as a distribution to a stockholder analogous to a cash dividend.

Cobex International Inc. ("Cobex")

     Effective June 20, 2000, Wireless World acquired the "islands.vi" Internet access business of Cobex, an Internet service provider in the U.S. Virgin Islands, for a consideration of 40,000 shares of ATN common stock and $400,000 in cash. The acquisition added approximately 2,500 subscribers to Wireless World's customer base. This acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to $762,000 and has been included in other assets in the accompanying consolidated balance sheets. The $762,000 purchase price excess has been allocated between goodwill and customer list.

Pro Forma Results

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 assume that the acquisitions of VI Access, Antilles Wireless, and Cobex completed during 1999 and 2000, which were accounted for as purchases, occurred as of January 1, 1999 (in thousands, except per share data):

                                                  1999         2000

 Revenues (telephone and other operations)       $87,518      $80,528
 Net income                                        9,084       12,162
 Basic and diluted net income per share             1.93         2.48


  4.     ACCOUNTS RECEIVABLE


     As of December 31, 1999 and 2000, accounts receivable consist of the following (in thousands):

                                                                              1999         2000
                                                                              ----         ----

Subscribers, net of allowance for doubtful accounts of $640 and           $  3,136     $  3,093
Connecting companies, net of allowance for doubtful accounts of             16,799       16,994
Uncollected surcharges--current portion                                         19          147
Other                                                                          558          865
                                                                               ---          ---
              Total accounts receivable, net                               $20,512      $21,099
                                                                           =======      =======


  5.     FIXED ASSETS


     As of December 31, 1999 and 2000, property, plant, and equipment consist of the following (in thousands):

                                                                             1999         2000
                                                                             ----         ----

Outside plant                                                               $24,494      $29,316
Central office equipment                                                     26,353       33,580
Land and building                                                             4,476        4,859
Station equipment                                                             2,074        2,739
Furniture and office equipment                                                2,214        5,567
Other                                                                         3,844        4,836
                                                                              -----        -----
              Total plant in service                                         63,455       80,897
Construction in progress                                                      2,998        9,649
                                                                              -----        -----
              Total property, plant, and equipment                          $66,453      $90,546
                                                                            =======      =======


As a result of a valuation of the Company's net assets in a non-pro-rata split-off during 1997, fixed assets were reduced by $49.2 million from their previous carrying value, which was based primarily on historical cost. The reduced carrying value of fixed assets is below replacement value.




  6.     OTHER ASSETS

     As of December 31, 1999 and 2000, other assets consist of the following
(in thousands):

                                                                              1999        2000
                                                                              ----        ----

Debt service reserve fund and escrow account                                  $3,900      $    0
FCC Licenses, net of accumulated amortization of $335                              0         466
Noncompete agreements, net of accumulated amortization of $40                                160
Customer lists, net of accumulated amortization of $60                             0         240
Goodwill, net of accumulated amortization of $132 and $308 in 1999             1,719       2,269
Prepaid pension                                                                  767       1,210
Other                                                                          1,360         508
                                                                               -----         ---
                                                                              $7,746      $4,853
                                                                              ======      ======




  7.     LONG-TERM DEBT


     As of December 31, 1999 and 2000, long-term debt consists of the following (in thousands):

                                                                              1999        2000
                                                                              ----        ----

Notes payable to Northern Telecom International Finance B.V. by GT&T         $11,237      $4,131
Other                                                                            142          69
                                                                              11,379       4,200
Less current portion                                                           3,410       1,687
                                                                               -----       -----
              Total long-term debt                                          $  7,969      $2,513
                                                                            ========      ======

     The GT&T Equipment Loans require monthly principal payments plus interest, with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loans are at fixed rates ranging from 8.82% to 11.29% as of December 31, 2000.

     The GT&T Equipment Loans are guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. During 2000, Northern Telecom International Finance B.V. ("Northern Telecom") waived the Company's requirement to maintain a debt service reserve fund and escrow account. Accordingly, the balance of the account of $3.9 million at December 31, 1999 was used to reduce outstanding borrowings under the notes payable to Northern Telecom.

     Future maturities of long-term debt at December 31, 2000 are as follows (in thousands):

              2001                  $1,687
              2002                   1,462
              2003                     970
              2004                      56
              2005                      25
              ----                      --
                                    $4,200
                                    ======


  8.     EQUITY


Common Stock

     The Company has paid quarterly dividends on its common stock since January 1999. Dividends were paid at the rate of $0.15 per share per quarter from January 1999 through January 2000 and at the rate of $0.175 per share per quarter from April 2000 through January 2001. (For further increases see Note 15 "Subsequent Events"). The declared dividends in the fourth quarter of 1999 and 2000 are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 1999 and 2000.

Treasury Stock

     In September 1998, the Company's board of directors authorized the repurchase of up to 250,000 shares of the Company's common stock for use in the Company's 1998 Stock Option Plan (the "Option Plan"). The Company completed its stock repurchases under the Option Plan in February 1999 at an aggregate cost of $2.3 million or an average price of $9.32 per share.

     In October 1999, the Company used 100,000 of these shares in connection with Wireless World's acquisition of VI Access, and in November 1999, the board of directors authorized additional repurchases to return the number of shares of treasury stock to 250,000. During November and December 1999, the Company repurchased an additional 2,300 shares of its common stock at an aggregate cost of $19,000 or an average price of $8.26 per share.

     In 2000, the Company repurchased an additional 57,000 shares of its common stock at an aggregate cost of $529,000 or an average price of $9.28 per share.

     In June 2000, the Company used 40,000 of these shares in connection with the acquisition of Cobex. In July 2000, the Company issued 4,403 of these shares to a director under the board of directors' remuneration plan.

Board of Directors' Remuneration Plan

     Directors who are not officers or employees of the Company have the option under a director's remuneration plan ("Directors' Plan"), adopted by the board of directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of company common stock on a deferred basis. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. During 2000, $75,000 was charged to expense related to restricted shares awarded to the directors, and the Company issued 4,403 shares under the Directors' Plan. As of December 31, 2000, the issuance of 13,310 shares was deferred under the Directors' Plan.

Stock Options

     In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 250,000 shares of common stock for options to be granted under the Option Plan, and granted options to employees to purchase 130,000 shares of the Company's common stock at an exercise price of $9.625 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over a period of four years. During 1999, 120,000 options were forfeited due to certain employees leaving the Company.

     In 2000, the Company granted options to employees to purchase 125,000 shares of the Company's common stock at an average exercise price of $11.965 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over periods of three to four years.

     The following table summarizes the transactions under the Option Plan:

                                                     Number of
                                                   -------------
                                                      Options

Outstanding at December 31, 1997                              0
    Granted                                             130,000
Outstanding at December 31, 1998                        130,000
    Forfeited                                           120,000
Outstanding at December 31, 1999                         10,000
    Granted                                             125,000
Outstanding at December 31, 2000                        135,000

     In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 were used.

     The Company has elected to continue to account for its Option Plan under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company's common stock granted to employees during the years ended December 31, 1998, 1999, and 2000 using the Black-Scholes option pricing model, as allowed under SFAS
No. 123 and based on the following assumptions:

                                  1998            1999           2000
                                  ----            ----           ----

Risk-free interest rate          4.49%           4.49%          6.63%
Expected dividend yield          6%              6%             7%
Expected lives                   Five years      Four years     Five years
Expected volatility              72%             72%            54%

     At December 31, 1998, 1999, and 2000, there were 130,000, 10,000, and
135,000 options outstanding, respectively, with a weighted average remaining contractual life of 9.8 years, 9 years, and 9.2 years, respectively, and a weighted average exercise price of $9.625, $9.625, and $11.8 per share, respectively. The weighted average fair value of options granted during the years ended December 31, 1998 and 2000 was $3.95 and $4.12 per share, respectively, subject to option, or $514,000 and $556,000 in aggregate, respectively. If the Company had accounted for these options in accordance with SFAS No. 123, the Company would have amortized this fair value over the vesting period of the options, resulting in $9,000, $7,000, and $97,000 in compensation expense for the years ended December 31, 1998, 1999, and 2000, respectively. The Company's reported net income and net income per share for the years ended December 31, 1998, 1999, and 2000 would have been as follows (in thousands, except share data):

                                        1998        1999       2000
                                        ----        ----       ----

Net income:
    As reported--basic and diluted     $15,912      $9,665    $12,325
                                       -------      ------    -------

    Pro forma--basic and diluted       $15,903      $9,658    $12,228
                                       -------      ------    -------

Earnings per share:
    As reported basic                    $3.25       $2.05     $2.51
                                         -----       -----     -----

    As reported diluted                  $3.23       $2.05     $2.51
                                         -----       -----     -----

    Pro forma basic                      $3.25       $2.05     $2.49
                                         -----       -----     -----

    Pro forma diluted                    $3.23       $2.05     $2.49
                                         -----       -----     -----


  9.     INCOME TAXES


     The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 1998, 1999, and 2000 (in thousands):

                                        1998          1999         2000
                                        ----          ----         ----

Tax computed at statutory U.S.
federal income tax                     $11,937      $  8,134      $10,205
Guyanese income taxes in excess of
statutory U.S. tax                       2,914         2,217        2,693
Other, net                               1,062         1,547        1,505
                                         -----         -----        -----
Income tax expense                     $15,913       $11,898      $14,403
                                       =======       =======      =======

     The components of income tax expense for the years ended December 31, 1998, 1999, and 2000 are as follows (in thousands):


                                        1998          1999         2000
                                        ----          ----         ----

Current:
    United States                     $  2,087     $     345    $     926
    Foreign                             12,142         9,649       11,504
Deferred                                 1,684         1,904        1,973
                                         -----         -----        -----
                                       $15,913       $11,898      $14,403
                                       =======       =======      =======

     The significant components of deferred tax assets and liabilities are as follows as of December 31, 1999 and 2000 (in thousands):

                                                              1999       2000
                                                              ----       ----

Deferred tax assets:
 Nondeductible expenses                                     $ 1,878    $ 2,225
 Other                                                          129        164
                                                                ---        ---
                                                              2,007      2,389
                                                              =====      =====
Deferred tax liabilities:
 Differences between book and tax basis of fixed assets       2,388      5,019
 Revenues not recognized for tax purposes                       867        673
                                                                ---        ---
                                                              3,255      5,692
                                                              -----      -----
Net deferred tax liabilities                                 (1,248)    (3,303)
Portion included in current assets                            1,655      2,000
Noncurrent deferred tax liabilities                         $(2,903)   $(5,303)


10.      Retirement Plans


     The Company has a noncontributory defined benefit pension plan for eligible employees of GT&T who meet certain age and employment criteria. Contributions are intended to provide not only for benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy is to contribute to the plan such amounts as are actuarially determined to meet funding requirements. The benefits are based on the participants' average salary or hourly wages during the last three years of employment and credited service years. In 1998, the Company adopted SFAS No.132, "Employers' Disclosure About Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

     The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 1999 and 2000:

                                                        1999        2000
                                                        ----        ----

Discount                                               12.50%      11.00%
Annual salary increase                                  7.50        7.50
Expected long-term return on plan assets                9.25        9.25

     Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 1999 and 2000 (in thousands):


                                                   1999        2000
                                                   ----        ----

Projected benefit obligations:
    Balance at beginning of year                   $1,267      $1,222
       Service cost                                   185         161
       Interest cost                                  142         152
       Benefits paid                                  (13)        (66)
       Actuarial (gain) loss                         (359)        361
                                                     ----         ---
    Balance at end of year                         $1,222      $1,830
                                                   ======      ======

Plan assets:
    Balance at beginning of year                   $1,580      $2,109
       Actual return on plan assets                    99         103
       Company contributions                          443         548
       Benefits paid                                  (13)        (66)
                                                      ---         ---
    Balance at end of year                         $2,109      $2,694
                                                   ======      ======


     The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 1999 and 2000 (in thousands):

                                                      1999       2000
                                                      ----       ----

 Funded status                                        $887      $  864
 Unrecognized prior service cost                       155         142
 Unrecognized net actuarial (loss) gain               (275)        204
                                                      ----         ---
 Prepaid asset recognized in the accompanying
 consolidated balance sheets                          $767      $1,210
                                                      ====      ======

     Components of the plan's net periodic pension cost are as follows for the years ended December 31, 1998, 1999, and 2000 (in thousands):


                                                    1998     1999     2000
                                                    ----     ----     ----

Service cost                                        $294     $185     $161
Interest cost                                        146      142      152
Expected return on plan assets                      (131)    (166)    (215)
Recognized net actuarial gain                          0        0       (5)
Net amortization                                      45       13       13
                                                      --       --       --
Net periodic pension cost                           $354     $174     $106
                                                    ====     ====     ====


11.      Commitments and Contingencies


Regulatory Matters

     GT&T is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991.

     On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional annual revenues over and above the interim rates currently in effect. This was further updated on August 31, 2000 to reflect additional proposed revenues of $8.5 million per year. GT&T's applications for a permanent rate increase are still pending before the PUC. The Guyana Consumers Advisory Bureau, a nongovernmental group, has an application pending before the Guyana High Court to void the temporary rate increase made by the PUC in 1998 and to enjoin the PUC's hearings on GT&T's rate applications.

     In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T's rates for outbound long-distance calls to various countries, GT&T put into effect a surcharge to recover the $9.5 million of lost revenues from the period from October 1995 to the date of the High Court's order. The Guyana Consumers Advisory Bureau instituted a suit challenging GT&T's rights to institute this surcharge without PUC approval, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC's permission for such surcharge. Substantially all of the $9.5 million of lost revenues were collected prior to the court's ruling, and it is unclear whether GT&T will be required to make any refund since the High Court did not rule on GT&T's contention that it was entitled to recover these lost revenues.

     In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates which may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC's order. GT&T has appealed the PUC's order to the Guyana Court of Appeal; and that appeal is still pending. No stay currently exists against this order.

     The Federal Communications Commission (the "FCC") has issued a report and order in a rule-making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries, such as Guyana, and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The current settlement rate is $.85 per minute, and revenues from this traffic provide a significant subsidy to GT&T's local operations and network expansion activities. The Company is currently organizing an effort to lobby the FCC and Congress to seek relief from the FCC's order.

     Effective December 31, 1999, GT&T's operating agreement and all direct circuits with AT&T were terminated as a result of AT&T's insistence that GT&T agree to a substantial reduction in the settlement rate for traffic between the United States and Guyana prior to January 1, 2002. While this has at times made it difficult to call into Guyana unless the caller was a subscriber of WorldCom or Sprint or used a special "1010XXX" access code to reach these carriers, it did not have a significant adverse impact on the volume of traffic from the U.S. to Guyana. WorldCom has given GT&T notice terminating its operating agreement with GT&T effective May 15, 2001 unless GT&T agrees to exclude audiotext traffic from its circuits with WorldCom. At the date of this report, WorldCom is the only U.S. carrier with which GT&T has direct circuits. GT&T is currently in contacts or negotiations with several U.S. carriers to open direct circuits between the U.S. and Guyana and has also had discussions with WorldCom with regard to continuing to keep that Company's operating agreement and circuits with GT&T in effect after May 15, 2001. It is likely, however, that international settlement rates between Guyana and the U.S. and other countries around the world will decline significantly on or prior to January 1, 2002. Any significant reduction in the settlement rates for the U.S. and Guyanese traffic could have a significant adverse impact on GT&T's earnings. While such an event would provide GT&T with a basis to seek a rate increase from the PUC so as to permit GT&T to earn its contractually provided 15% rate of return, there can be no assurances as to when or whether GT&T would receive such a rate increase.

Litigation

     The Company is subject to lawsuits and claims which arise out of the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T's delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of the license, or other action by the PUC or the government which could have a material adverse effect on the Company's business and prospects. The requirements of the Plan were substantially completed more than two years ago.

     In June 1997, GT&T received an assessment of the current equivalent of approximately $3 million from the commissioner of inland revenue for taxes for 1997 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company and for the timing of the taxation on certain surcharges to be billed by GT&T. If this assessment were to be upheld, a similar issue could arise for subsequent years. The deductibility of these advisory fees and the deferral of these surcharges until they are actually billed was upheld for an earlier year in a decision of the High Court in August 1995. In July 1997, GT&T applied to the High Court for an order prohibiting the commissioner of inland revenue from further proceeding with this assessment on the grounds that the assessment was arbitrary and unreasonable and capriciously contrary to the August 1995 decision of the Guyana High Court, and GT&T obtained an order of the High Court effectively prohibiting any action on the assessment pending the determination by the Court of the merits of GT&T's application.

     In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the commissioner of inland revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from an audit which the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court's order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of inland revenue from enforcing the assessments on the grounds that the origin of the audit with the Trade Minister and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T's application. Negotiations have begun with the Revenue Authorities on the possible settlement of the issues involved.

     In early 2000, Inet Communications, Inc., an internet service provider in Guyana. and the Guyana Consumers Association filed a suit in the high court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T's monopoly. This matter is still pending.


12.      RELATED-PARTY TRANSACTIONS

     In March 2000, Wireless World acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. The entire equity interest in Antilles Wireless was owned by an officer and majority shareholder of the Company. See Note 3 for additional information.


13.      COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Unrealized foreign exchange transactions represent the Company's only component of comprehensive loss. Comprehensive loss totaled $(157,000) in 1999 and $(201,000) in 2000. The difference between net income and comprehensive income for the years ended December 31, 1998, 1999, and 2000 is detailed in the following table (in thousands):

                                                1998        1999        2000
                                                ----        ----        ----

Net income, as reported                       $15,912     $9,665      $12,325
Foreign currency translation adjustments            0       (286)        (365)
              Total comprehensive loss              0       (286)        (365)
Income tax effect on comprehensive loss             0       (129)        (164)
              Total comprehensive loss,
                net of taxes                        0       (157)        (201)
                                                    -       ----         ----
Comprehensive income, net of income taxes     $15,912     $9,508      $12,124
                                              =======     ======      =======


14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the years ended December 31, 1999 and 2000 (in thousands):

                                                                               1999 Consolidated
                                                              ---------------------------------------------------
                                                                           for the Three Months Ended
                                                              March 31    June 30    September 30     December 31
                                                              ---------------------------------------------------

Telephone operating revenues                                   $20,741     $18,301      $18,753         $26,236
Telephone operating expenses                                    15,868      14,461       13,518          16,318
                                                                ------      ------       ------          ------
Income from telephone operations                                 4,873       3,840        5,235           9,918
Loss from other operations                                        (128)        (91)        (161)           (219)
                                                                  ----         ---         ----            ----
Other income (expense), net                                        (35)        (97)          18              86
Income before income taxes and minority interests                4,710       3,652        5,092           9,785
Income taxes                                                     2,418       1,996        2,649           4,835
                                                                 -----       -----        -----           -----
Income before minority interests                                 2,292       1,656        2,443           4,950
Minority interests                                                (279)       (195)        (325)           (877)
                                                                  ----        ----         ----            ----
Net income                                                    $  2,013    $  1,461     $  2,118        $  4,073
                                                              ========    ========     ========        ========

                                                                               2000 Consolidated
                                                             --------------------------------------------------
                                                                           for the Three Months Ended
                                                              March 31    June 30    September 30     December 31
                                                             ---------------------------------------------------

Telephone operating revenues                                   $19,136     $19,062      $18,936        $ 19,440
Telephone operating expenses                                    13,060      11,836       11,769          11,005
                                                                ------      ------       ------          ------
Income from telephone operations                                 6,076       7,226        7,167           8,435
Loss from other operations                                        (168)       (252)        (262)           (557)
                                                                  ----        ----         ----            ----
Other income, net                                                  238         396          461             396
Income before income taxes and minority interests                6,146       7,370        7,366           8,274
Income taxes                                                     3,024       3,584        3,623           4,172
                                                                 -----       -----        -----           -----
Income before minority interests                                 3,122       3,786        3,743           4,102
Minority interests                                                (476)       (599)        (603)           (750)
                                                                  ----        ----         ----            ----
Net income                                                    $  2,646    $  3,187     $  3,140        $  3,352
                                                              ========    ========     ========        ========


15.      SUBSEQUENT EVENTS (UNAUDITED)

     In March 2001, the Company committed to invest $5 million in LighTrade, Inc. ("LighTrade") prior to June 30, 2001 for a significant minority interest in LighTrade. The Company also has an option to increase its interest to majority interest or an additional investment to be made during the remainder of the year 2001. LighTrade is a Washington, D.C. based company in the developmental stage, which is establishing a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications carriers and service providers to interconnect with each other and to help create a public market for trading "band-width" (telecommunications transport capacity).

     On March 22, 2001 the Board of Directors of the Company increased the quarterly dividend payment on the Company's Common Stock to increase the dividend to $.20 per share per quarter.



                                                                   SCHEDULE II



                 Atlantic Tele-Network, Inc. and Subsidiaries


                       Valuation and qualifying accounts


                            (Amounts in Thousands)







                                               Balance at     Charged to         Net         Balance
                                               Beginning       Costs and       Charge         at End
                                               of Period       Expenses         Offs        of Period
                                               ------------------------------------------------------
YEAR ENDED, December 31, 1998:

    Description:
       Allowance for doubtful accounts          $   502           $2,291          $142        $2,651
                                                =======           ======          ====        ======

YEAR ENDED, December 31, 1999

    Description:
       Allowance for doubtful accounts           $2,651           $1,072       $   208        $3,515
                                                 ======           ======       =======        ======

YEAR ENDED, December 31, 2000

    Description:
       Allowance for doubtful accounts           $3,515              $93          $245        $3,363
                                                 ======              ===          ====        ======




REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE



     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated March 2, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 2, 2001