Form 10-Q
period 2001-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2001-05-09
CIK 879585

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of March 31, 2001, the registrant had outstanding 4,986,527 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                      -----------------------------
                                                                                       December 31,    March 31,
                                                                                         2000             2001
                                                                                      ------------    -------------
                                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $24,495          $16,634
  Marketable securities                                                                    -                 6,080
  Accounts receivable, net                                                                 21,099           16,262
  Materials and supplies                                                                    4,944            5,132
  Prepayments and other current assets                                                      2,507            5,678
                                                                                      ------------    -------------
          Total current assets                                                             53,045           49,786
                                                                                      ------------    -------------

Fixed assets:
  Property, plant and equipment                                                            90,546           92,980
  Less accumulated depreciation                                                           (18,087)         (20,128)
                                                                                      ------------    -------------
           Total fixed assets, net                                                         72,459           72,852
                                                                                      ------------    -------------

Uncollected surcharges, net of current portion                                                997              883
Investment in and advances to Bermuda Digital Communications, Ltd.                          6,616            7,653
Other assets                                                                                4,853            7,279
                                                                                      ------------    -------------
          Total assets                                                                   $137,970         $138,453
                                                                                      ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                $12,255           $8,238
  Accrued taxes                                                                             5,427            9,592
  Advance payments and deposits                                                             1,433            1,494
  Other current liabilities                                                                 4,681            3,820
  Current portion of long-term debt                                                         1,687            1,670
                                                                                      ------------    -------------
           Total current liabilities                                                       25,483           24,814

Deferred income taxes                                                                       5,303            5,610
Long-term debt, excluding current portion                                                   2,513            1,969
                                                                                      ------------    -------------
           Total liabilities                                                               33,299           32,393
                                                                                      ------------    -------------

Minority interests                                                                         21,202           20,822
                                                                                      ------------    -------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                            -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued 4,986,527 outstanding                                              52               52
  Treasury stock, at cost                                                                  (1,621)          (1,621)
  Paid-in capital                                                                          55,867           55,867
  Retained earnings                                                                        29,372           31,141
  Accumulated foreign currency translation loss                                              (201)            (201)
                                                                                      ------------    -------------
           Total stockholders' equity                                                      83,469           85,238

                                                                                      ------------    -------------
           Total liabilities and stockholders' equity                                    $137,970         $138,453
                                                                                      ============    =============


     The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------

                                                                                       Three months ended March 31,
                                                                                       ----------------------------

                                                                                             2000           2001
                                                                                         -------------   ------------
                                                                                                          (Unaudited)
Telephone operations
Revenues:
  Local exchange service revenues                                                              $2,541         $3,542
  International long-distance revenues                                                         16,117         14,087
  Other revenues                                                                                  478            743
                                                                                         -------------   ------------
           Total revenues                                                                      19,136         18,372
                                                                                         -------------   ------------

Operating expenses:
  International long-distance expenses                                                          6,676          3,973
  Telephone operating expenses                                                                  5,256          6,094
  General and administrative expenses                                                           1,128          1,303
                                                                                         -------------   ------------
           Total operating expenses                                                            13,060         11,370
                                                                                         -------------   ------------

           Income from telephone operations                                                     6,076          7,002
                                                                                         -------------   ------------

Other operations:
  Revenues of other operations                                                                    748          1,138
  Expenses of other operations                                                                    916          1,853
                                                                                         -------------   ------------
           Loss from other operations                                                            (168)          (715)
                                                                                         -------------   ------------

Other income (expense):
  Interest expense                                                                               (435)          (179)
  Interest income                                                                                 627            557
  Other income (expense), net                                                                      46            277
                                                                                         -------------   ------------
           Other income (expense), net:                                                           238            655
                                                                                         -------------   ------------

Income before income taxes and minority interests                                               6,146          6,942
Income taxes                                                                                    3,024          3,548
                                                                                         -------------   ------------
Income before minority interests                                                                3,122          3,394
Minority interests                                                                               (476)          (628)
                                                                                         -------------   ------------

Net income                                                                                     $2,646         $2,766
                                                                                         =============   ============

Net income per share:
           Basic and diluted                                                                    $0.56          $0.55
                                                                                         =============   ============

Weighted average common stock outstanding:
           Basic                                                                                4,721          4,987
                                                                                         =============   ============

           Diluted                                                                              4,721          4,994
                                                                                         =============   ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                        Three months ended March 31,
                                                                                        ----------------------------
                                                                                           2000            2001
                                                                                        ----------------------------
                                                                                                        (Unaudited)

Net cash flows provided by operating activities:                                             $9,718          $4,069
                                                                                        ------------    ------------

Cash flows from investing activities:
  Purchase of Marketable securities                                                          -               (6,080)
  Capital expenditures                                                                       (1,888)         (2,434)
  Advances to Bermuda Digital Communications, Ltd.                                             (182)           (858)
                                                                                        ------------    ------------
           Net cash flows used in investing activities                                       (2,070)         (9,372)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                  (865)           (561)
  Purchase of common stock                                                                     (475)         -
  Cash paid in conjunction with Acquisition of Antilles Wireless                             (1,500)         -
  Dividends declared on common stock                                                           (875)           (997)
  Dividend to minority stockholder in GT&T                                                        0          (1,000)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (3,715)         (2,558)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                       3,933          (7,861)

Cash and cash equivalents, beginning of period                                               31,463          24,495
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                    $35,396         $16,634
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                                $281            $112
                                                                                        ============    ============

  Income taxes paid                                                                          $1,133          $2,386
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $1,473          $2,041
                                                                                        ============    ============

  Issuance of common stock in conjunction with acquisitions                                      $3          -
                                                                                        ============    ============

  Additional paid in capital realized from issuance of Common Stock                          $1,389          -
                                                                                        ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.





                  Atlantic Tele-Network, Inc. and Subsidiaries

                         Notes to Consolidated Condensed
                              Financial Statements
                   Three Months Ended March 31, 2000 and 2001

1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation (formerly named
Digicom S.A.) principally engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues. Atlantic Tele-Network, Inc. and Subsidiaries

2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2000 has been taken from audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC.

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

4.MARKETABLE SECURITIES

     Marketable securities consist of investments in Government National Mortgage Association pools of mortgages maturing during 2028. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carred at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.


5. NET INCOME PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There is no difference between basic net income per share and diluted net income per share for any period presented as the Company's only dilutive security, stock options, was antidilutive to the calculation as of March 31, 2000 and immaterial to the calculation as of March 31, 2001.

6. NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 133, SFAS No. 137 and SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, SFAS No. 137 and SFAS No. 138 are not to be applied retroactively to financial statements of prior periods. The Company has adopted these standards as of January 1, 2001 with no material impact to its financial position.



7. CONTINGENCIES AND COMMITMENTS

     The financial position and results of operations of the Company may be affected by certain regulatory matters and litigation described in Note 11 to the Consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC. There have been no material developments in any of the matters described in said Note.


                 Atlantic Tele-Network, Inc. and Subsidiaries

                Management Discussion and Analysis of Financial
                     Conditions and Results of Operations


Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the Regulatory Considerations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report and matters discussed in the Company's Form 10K Annual Report for the fiscal year ended December 31, 2000.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 and 2001

     Net income for the first quarter of 2001 was $2.8 million, or $0.55 per share as compared to net income of $2.6 million, or $0.56 per share in the first quarter of 2000. The reduction of $.01 earning per share is attributable to an increase of 266,000 in the average number of shares outstanding for the first quarter of 2001 over the same period in 2000.

     Telephone operating revenues for the quarter ending March 31, 2001 were $18.4 million as compared to $19.1 million for the first quarter of 2000, a decrease of $764,000 or 4%. Audiotext revenues declined by $3.5 million but this decline was substantially offset by an increase in regular inbound international traffic revenue of $1.2 million, or 13%, and an increase in local exchange service revenue of $1.0 million, or 39%. Total operating expenses were $11.4 million for the first quarter of 2001 compared with $13.1 million for the corresponding quarter of 2000, a decrease of $1.7 million or 13%. This decrease was due primarily to reductions in audiotext traffic which resulted in reduced international long-distance expense.

     Telephone operating expenses were approximately 62% of telephone operating revenues for the three months ended March 31, 2001 as compared to 68% for the same period of the prior year. This decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext revenues which have a significantly higher cost.

     Income from telephone operations for the three months ended March 31, 2001 was $7.0 million as compared to $6.1 million for the corresponding period of 2000. This represents an increase of $926,000 or 15% for the three months ended March 31, 2001 over the corresponding period of the prior year. This change is principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of ATN (Haiti) and Wireless World, LLC. Other income (expense), net consists principally of the Company's equity in the income of BDC.

     The Company's effective tax rate for the three months ended March 31, 2001 was 51% as compared to 49% for the corresponding period of the prior year.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See note 11 to the Company's Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations. There have been no material developments in any of the matters described in said Note.

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs, except that some external financing will be required for Wireless World's expansion which is currently underway. The Company's current primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Company's Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     If and when the Company settles outstanding tax and regulatory issues with the Guyana government and the PUC, GT&T may require additional external financing to enable GT&T to further expand its telecommunications facilities. The Company has not estimated the cost to comply with the October 1997 PUC order to increase the number of telephone lines in service described in Note 11 to the Company's Consolidated Financial Statements, which GT&T appealed on the grounds that the PUC did not hear evidence or make findings as to the financial feasibility of such an increase as required, in GT&T's opinion, by Guyana law. The Company believes such a project would require significant capital expenditures that would require external financing. There can be no assurance that the Company will be able to obtain any such financing.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At March 31, 2001, approximately $5.0 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through March 31, 2001 the rate of exchange has remained at approximately 180 to the U.S. dollar.

     The effect of devaluation and inflation on the Company's financial results has not been significant in the periods presented.



                 Atlantic Tele-Network, Inc. and Subsidiaries

                               Other Information



Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.



                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Atlantic Tele-Network, Inc.


Date: May 8, 2001            /s/  Cornelius B. Prior, Jr.
-----------------            ---  -----------------------
                                      Cornelius B. Prior, Jr.
                                      Chief Executive Officer and Chairman
                                      of the Board




Date: May 8, 2001            /s/  Steven M. Ross
-----------------            ---  --------------
                                      Steven M. Ross
                                      Chief Accounting Officer