Form 10-Q
period 2001-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2001-08-14
CIK 879585

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of June 30, 2001, the registrant had outstanding 4,986,527 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
----------------------------------------------------------------------------------------------
                                                                 ----------------------------
                                                                   December 31,    June 30,
                                                                     2000            2001
                                                                  ------------    ------------
                                                                                   (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                           $24,495          $5,148
  Marketable securities                                                -                5,743
  Accounts receivable, net                                             21,099          19,287
  Materials and supplies                                                4,944           5,083
  Prepayments and other current assets                                  2,507           5,758
                                                                  ------------    ------------
          Total current assets                                         53,045          41,019
                                                                  ------------    ------------

Fixed assets:
  Property, plant and equipment                                        90,546          99,503
  Less accumulated depreciation                                       (18,087)        (22,247)
                                                                  ------------    ------------
           Total fixed assets, net                                     72,459          77,256
                                                                  ------------    ------------

Uncollected surcharges, net of current portion                            997             771
Investment in and advances to Bermuda Digital
 Communications, Ltd.                                                   6,616           7,271
Investment in LighTrade, Inc.                                          -                4,430
Other assets                                                            4,853           3,596
                                                                  ------------    ------------
          Total assets                                               $137,970        $134,343
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                            $12,255          $6,289
  Accrued taxes                                                         5,427           6,116
  Advance payments and deposits                                         1,433           1,682
  Other current liabilities                                             4,681           3,604
  Current portion of long-term debt                                     1,687           1,666
                                                                  ------------    ------------
           Total current liabilities                                   25,483          19,357

Deferred income taxes                                                   5,303           6,029
Long-term debt, excluding current portion                               2,513           1,598
                                                                  ------------    ------------
           Total liabilities                                           33,299          26,984
                                                                  ------------    ------------

Minority interests                                                     21,202          20,085
                                                                  ------------    ------------

Contingencies and commitments (Note 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share;
  10,000,000 shares authorized; none issued and outstanding                -               -
  Common stock, par value $.01 per share; 20,000,000 shares
  authorized; 5,151,424 shares issued 4,986,527 outstanding                52              52
  Treasury stock, at cost                                              (1,621)         (1,621)
  Paid-in capital                                                      55,867          55,867
  Retained earnings                                                    29,372          33,249
Other comprehensive loss                                                 (201)           (273)
                                                                  ------------    ------------
           Total stockholders' equity                                  83,469          87,274

                                                                  ------------    ------------
           Total liabilities and stockholders' equity                $137,970        $134,343
                                                                  ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(Columnar Amounts in Thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------
                                                    Three months ended June 30,   Six months ended June 30,

                                                         2000           2001          2000            2001
                                                       -----------   ----------   -----------   -----------
                                                                     (Unaudited)                 (Unaudited)

Telephone operations
Revenues:
  Local exchange service revenues                          $2,775       $4,388        $5,316        $7,930
  International long-distance revenues                     15,713       16,381        31,830        30,468
  Other revenues                                              574          670         1,052         1,413
                                                       -----------   ----------   -----------   -----------
           Total revenues                                  19,062       21,439        38,198        39,811
                                                       -----------   ----------   -----------   -----------

Operating expenses:
  International long-distance expenses                      5,605        4,220        12,281         8,193
  Telephone operating expenses                              5,245        6,920        10,501        13,014
  General and administrative expenses                         986        1,579         2,114         2,882
                                                       -----------   ----------   -----------   -----------
           Total operating expenses                        11,836       12,719        24,896        24,089
                                                       -----------   ----------   -----------   -----------

           Income from telephone operations                 7,226        8,720        13,302        15,722
                                                       -----------   ----------   -----------   -----------

Other operations:
  Revenues of other operations                                919        1,129         1,667         2,267
  Expenses of other operations                              1,171        1,831         2,087         3,684
                                                       -----------   ----------   -----------   -----------
           Loss from other operations                        (252)        (702)         (420)       (1,417)
                                                       -----------   ----------   -----------   -----------

Other income (expense):
  Interest expense                                           (311)        (167)         (746)         (346)
  Interest income                                             519          368         1,146           925
  Other income (expense), net                                 188           (4)          234           273
                                                       -----------   ----------   -----------   -----------
           Other income, net:                                 396          197           634           852
                                                       -----------   ----------   -----------   -----------

Income before income taxes and minority interests           7,370        8,215        13,516        15,157
Income taxes                                                3,584        4,301         6,608         7,849
                                                       -----------   ----------   -----------   -----------
Income before minority interests                            3,786        3,914         6,908         7,308
Minority interests                                           (599)        (809)       (1,075)       (1,437)
                                                       -----------   ----------   -----------   -----------

Net income                                                 $3,187       $3,105        $5,833        $5,871
                                                       ===========   ==========   ===========   ===========

Net income per share:
           Basic                                            $0.64        $0.62         $1.21         $1.18
                                                       ===========   ==========   ===========   ===========

           Diluted                                          $0.64        $0.62         $1.21         $1.17
                                                       ===========   ==========   ===========   ===========


Weighted average common stock outstanding:
           Basic                                            4,947        4,987         4,835         4,987
                                                       ===========   ==========   ===========   ===========

           Diluted                                          4,947        5,025         4,835         5,010
                                                       ===========   ==========   ===========   ===========


     The accompanying notes are an integral part of these consolidated condensed financial statements.



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                           Six months ended June 30,
                                                                                           2000            2001
                                                                                        ----------------------------
                                                                                                        (Unaudited)


Net cash flows provided by operating activities:                                             $6,750          $5,596
                                                                                        ------------    ------------

Cash flows from investing activities:
  Purchase of marketable securities                                                          -               (5,743)
  Capital expenditures                                                                       (4,935)         (8,957)
  Advances to (rempayments from) Bermuda Digital Communications, Ltd.                          (337)            113
  Investment in Lightrade, Inc.                                                              -               (5,000)
                                                                                        ------------    ------------
           Net cash flows used in investing activities                                       (5,272)        (19,587)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                (1,705)           (936)
  Purchase of common stock                                                                     (162)         -
  Cash paid in conjunction with Acquisition of Antilles Wireless                             (1,500)         -
  Dividends declared on common stock                                                         (1,747)         (1,870)
  Dividend to minority stockholder in GT&T                                                   (1,000)         (2,550)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (6,114)         (5,356)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                      (4,636)        (19,347)

Cash and cash equivalents, beginning of period                                               31,463          24,495
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                    $26,827          $5,148
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                                $538            $200
                                                                                        ============    ============

  Income taxes paid                                                                          $8,070          $7,622
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $3,307          $4,160
                                                                                        ============    ============

  Issuance of common stock in conjunction with acquisitions                                      $3          -
                                                                                        ============    ============

  Additional paid in capital realized from issuance of Common Stock                          $1,413          -
                                                                                        ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Notes to Consolidated Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 2000 and 2001



1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company and a significant minority interest in LighTrade, Inc. which is developing a network of neutral switching or pooling points to enable telecommunications carriers to interconnect quickly with each other and create a standard location for trading bandwidth between cities. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2000 has been taken from the audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC.

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

4. MARKETABLE SECURITIES

     Marketable securities consist of investments in Government National Mortgage Association pools of mortgages maturing during 2028. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

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

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives (whether or not acquired in a business combination) will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted on January 1, 2002 by the Company.

     The Company recorded amortization expense related to goodwill arising from business combinations of $120,000 for the six months ended June 30, 2001 and is expected to record $240,000 of goodwill amortization expense for the year ending December 31, 2001. The Company has not yet quantified the impact of adopting Statement No. 142 on its consolidated financial statements.


7. CONTINGENCIES AND COMMITMENTS

     The financial position and results of operations of the Company may be affected by certain regulatory matters and litigation described in Note 11 to the Consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC. On June 8, 2001, GT&T executed a new operating agreement with a subsidiary of WorldCom. The agreement is for an initial term of one year from date of execution and continues thereafter unless terminated by either party with at least six months advance written notice. The agreement continues the current 85 cents per minute settlement rate for traffic between the United States and Guyana until December 31, 2001 and provides that the parties will thereafter negotiate a new rate in compliance with the FCC's "Benchmark Order" or any subsequent FCC orders. The FCC's Benchmark Order is presently scheduled to reduce the rate to 23 cents per minute for U.S.-Guyana traffic on January 1, 2002. There have been no other material developments in any of the matters described in said Note.

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

Introduction

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), a Haitian corporation principally engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company and a significant minority interest in LighTrade, Inc. which is developing a network of neutral switching or pooling points to enable telecommunications carriers to interconnect quickly with each other and create a standard location for trading bandwidth between cities. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and, in 2000, payments to audiotext providers from whom GT&T derives international audiotext traffic. Telephone operating expenses consist of plant specific operations, plant non-specific (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of expenses of the parent company.

RESULTS OF OPERATIONS

Three and Six months ended June 30, 2000 and 2001

     The Company had earnings of $3.1 million, or $0.62 per share, for the quarter ended June 30, 2001. This compares to earnings of $3.2 million, or $0.64 per share, for the quarter ended June 30, 2000. For the six months ended June 30, 2001 the Company had net income of $5.9 million as compared to $5.8 million in the first six months of last year. Per share earnings were $1.18 primary and $1.17 fully diluted for the six months ended June 30, 2001 and $1.21 primary and fully diluted for the first six months of last year.

     Telephone operating revenues for the quarter ending June 30, 2001 were $21.4 million as compared to $19.1 million for the same period of 2000, an increase of $2.4 million, or 12%. Telephone operating revenues were $39.8 million for the six months ended June 30, 2001 as compared to $38.2 million for the six months ended June 30, 2000, an increase of $1.6 million, or 4%. These increases in telephone operating revenues are partially due to inbound international traffic which increased by $1.8 million, or 18%, and $3.0 million, or 15%, for the three and six months ended June 30, 2001. Additionally, telephone operating revenues increased due to increases of $1.6 million, or 58%, and $2.6 million, or 49%, in local exchange revenues due to additional lines in service and increased cellular telephone operations as fixed access lines increased from 67,186 to 75,136 from June 30, 2000 to June 30, 2001 and cellular access lines increased from 5,044 to 13,428 for the same period.

     Telephone operating expenses were approximately 59% and 61% of telephone operating revenues for the three and six months ended June 30, 2001, respectively, as compared to 62% and 65% for the same periods of the prior year. This decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext revenues which have a significantly higher cost. This decrease occurred despite a $1.7 million increase in customer service expense in the quarter ending June 30, 2001 due to increased cellular and fixed access lines in service in Guyana and a $600,000 increase in general and administrative expense in the same quarter relating to efforts by the Company to become a Competitive Local Exchange Carrier in the U.S. Virgin Islands.

     Income from telephone operations was $8.7 and $15.7 million for the three and six months ended June 30, 2001 as compared to $7.2 million and $13.3 million for the corresponding periods of 2000. This represents increases of $1.5 million, or 21%, and $2.4 million, or 18%, for the three and six months ended June 30, 2001 over the corresponding periods of the prior year. These changes are principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of ATN (Haiti) S.A., Wireless World, LLC and Atlantic Tele-Center, Inc., each of which had operating losses in the three and six months ended June 30, 2001. Revenues of these operations were $1.1 million and $2.3 million for the three and six months ended June 300, 2001 as compared to $919,000 and $1.7 million for the same periods in 2000. This resulted in increases of $210,000, or 23%, and $600,000, or 36%, for the three and six months ended June 30, 2001, which were primarily attributable to additional revenues from Wireless World as the cable television business was integrated after the purchase of Antilles Wireless Cable TV on March 31, 2000. Expenses of other operations were $1.8 and $3.7 million for the three and six months ended June 30, 2001 as compared to $1.2 million and $2.1 million for the same period of 2000. This resulted in increases of $660,000, or 56% and $1.6 million or 77% for the three and six months ended June 30, 2001. These increases in expenses were primarily attributable to start up costs associated with the development of Atlantic Tele-Center, Inc.

     Other income (expense), net consists principally of the Company's equity in the income of BDC for the three and six months ended June 30, 2001 and the Company's equity in startup losses of LighTrade since the Company's investment in LighTrade in April 2001.

     The Company's effective tax rate for both the three and six months ended June 30, 2001 was 52% as compared to 49% for the corresponding periods of the prior year. The effective tax rate is higher during 2001 as start-up costs incurred at from Atlantic Tele-Center, Inc. and LighTrade result in no tax benefits to the Company.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See note 11 to the Company's Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC and note 7 to the Consolidated Condensed Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations. There have been no material developments in any of the matters described in said Note.

Liquidity and Capital Resources

     In July 2001, the Company obtained a $1 million short term credit facility, and the Company is currently in discussions with respect to an additional $3-$4 million short term or long term facilities. If these additional facilities are obtained, the Company believes its existing liquidity and capital resources will be adequate to meet current operating and capital needs. The Company's current primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Company's Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At June 30, 2001, approximately $680,000 of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through June 30, 2001 the rate of exchange has remained at approximately 180 to the U.S. dollar.

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

Item 4. Submission of Matters to a Vote of Security Holders

     On May 30, 2001 the Company held its Annual Meeting of Stockholders. At this meeting Cornelius B. Prior, Jr., Ernst A. Burri, James B. Ellis and Henry
U. Wheatley were reelected as a directors of the Company, and the selection of Arthur Andersen, LLP as independent auditors for the Company for the fiscal year ending December 31, 2001 was ratified. The results of the vote for the election of the directors were 3,994,441 votes (80.1%) for, 6,140 votes (0.1%) against and 324,300 (6.5%) abstain. No other directors are currently serving terms on the board. The results of the vote to ratify the selection of Arthur Andersen, LLP as independent auditors were 4,318,281votes (86.6%) for, 6,340 votes (0.1%) against and 260 (0.01%) abstain. No other matters were submitted to a vote of the stockholders of the Company at the meeting.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

Not applicable.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures




     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      Atlantic Tele-Network, Inc.


Date: August 14, 2001                 /s/  Cornelius B. Prior, Jr.
---------------------                 ---  -----------------------

                                      Cornelius B. Prior, Jr.
                                      Chief Executive Officer and Chairman
                                      of the Board




Date: August 14, 2001                 /s/  Steven M. Ross
---------------------                 ---  --------------
                                      Steven M. Ross
                                      Chief Accounting Officer