Form 10-Q
period 2001-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2001-11-14
CIK 879585

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of September 30, 2001, the registrant had outstanding 4,986,727 shares of its common stock ($.01 par value).
________________________________________________________________________



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------

                                                                                    ---------------------------------
                                                                                     December 31,     September 30,
                                                                                         2000              2001
                                                                                    ---------------   ---------------
                                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                $24,495            $9,225
  Marketable securities                                                                   -                    6,668
  Accounts receivable, net                                                                  21,099            21,898
  Materials and supplies                                                                     4,944             4,863
  Prepayments and other current assets                                                       2,507             5,085
                                                                                      -------------     -------------
          Total current assets                                                              53,045            47,739
                                                                                      -------------     -------------

Fixed assets:
  Property, plant and equipment                                                             90,546           105,004
  Less accumulated depreciation                                                            (18,087)          (24,531)
                                                                                      -------------     -------------
           Total fixed assets, net                                                          72,459            80,473
                                                                                      -------------     -------------

Uncollected surcharges, net of current portion                                                 997               656
Investment in and advances to Bermuda Digital Communications, Ltd.                           6,616             7,581
Investment in LighTrade, Inc.                                                             -                    3,898
Other assets                                                                                 4,853             3,396
                                                                                      -------------     -------------
          Total assets                                                                    $137,970          $143,743
                                                                                      =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $12,255            $6,036
  Accrued taxes                                                                              5,427             8,066
  Advance payments and deposits                                                              1,433             1,577
  Other current liabilities                                                                  4,681             5,423
  Current portion of long-term debt                                                          1,687             2,358
                                                                                      -------------     -------------
           Total current liabilities                                                        25,483            23,460

Deferred income taxes                                                                        5,303             6,493
Long-term debt, excluding current portion                                                    2,513             3,678
                                                                                      -------------     -------------
           Total liabilities                                                                33,299            33,631
                                                                                      -------------     -------------

Minority interests                                                                          21,202            20,514
                                                                                      -------------     -------------

Contingencies and commitments (Note 7)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                           -                 -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued; 4,986,527 and 4,986,727 outstanding, respectively                  52                52
  Treasury stock, at cost                                                                   (1,621)           (1,561)
  Paid-in capital                                                                           55,867            55,787
  Retained earnings                                                                         29,372            35,472
Other comprehensive loss                                                                      (201)             (152)
                                                                                      -------------     -------------
           Total stockholders' equity                                                       83,469            89,598

                                                                                      -------------     -------------
           Total liabilities and stockholders' equity                                     $137,970          $143,743
                                                                                      =============     =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Columnar Amounts in Thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------

                                                      Three months ended Sept. 30,  Nine months ended Sept. 30,

                                                         2000           2001           2000            2001
                                                       -----------    -----------    -----------     -----------
                                                                      (Unaudited)                    (Unaudited)
Telephone operations
Revenues:
  Local exchange service revenues                          $3,076         $5,070         $8,392         $13,000
  International long-distance revenues                     15,111         17,276         46,941          47,744
  Other revenues                                              749            551          1,801           1,964
                                                       -----------    -----------    -----------     -----------
           Total revenues                                  18,936         22,897         57,134          62,708
                                                       -----------    -----------    -----------     -----------

Operating expenses:
  International long-distance expenses                      5,114          4,527         17,395          12,720
  Telephone operating expenses                              5,511          6,695         16,012          19,709
  General and administrative expenses                       1,144          1,558          3,258           4,440
                                                       -----------    -----------    -----------     -----------
           Total operating expenses                        11,769         12,780         36,665          36,869
                                                       -----------    -----------    -----------     -----------

           Income from telephone operations                 7,167         10,117         20,469          25,839
                                                       -----------    -----------    -----------     -----------

Other operations:
  Revenues of other operations                              1,098          1,165          2,765           3,432
  Expenses of other operations                              1,360          2,042          3,447           5,726
                                                       -----------    -----------    -----------     -----------
           Loss from other operations                        (262)          (877)          (682)         (2,294)
                                                       -----------    -----------    -----------     -----------

Other income (expense):
  Interest expense                                           (324)          (199)        (1,070)           (545)
  Interest income                                             554            336          1,700           1,261
  Other income (expense), net                                 231           (230)           465              43
                                                       -----------    -----------    -----------     -----------
           Other income, net:                                 461            (93)         1,095             759
                                                       -----------    -----------    -----------     -----------

Income before income taxes and minority interests           7,366          9,147         20,882          24,304
Income taxes                                                3,623          4,992         10,231          12,841
                                                       -----------    -----------    -----------     -----------
Income before minority interests                            3,743          4,155         10,651          11,463
Minority interests                                           (603)          (934)        (1,678)         (2,371)
                                                       -----------    -----------    -----------     -----------

Net income                                                 $3,140         $3,221         $8,973          $9,092
                                                       ===========    ===========    ===========     ===========

Net income per share:
           Basic                                            $0.63          $0.65          $1.84           $1.82
                                                       ===========    ===========    ===========     ===========

           Diluted                                          $0.63          $0.64          $1.84           $1.81
                                                       ===========    ===========    ===========     ===========


Weighted average common stock outstanding:
           Basic                                            4,982          4,987          4,885           4,988
                                                       ===========    ===========    ===========     ===========

           Diluted                                          4,982          5,020          4,885           5,011
                                                       ===========    ===========    ===========     ===========

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001
(Columnar Amounts in Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                           Nine months ended Sept. 30,
                                                                                           2000              2001
                                                                                        -------------------------------
                                                                                                          (Unaudited)

Net cash flows provided by operating activities:                                             $6,033            $15,156
                                                                                        ------------       ------------

Cash flows from investing activities:
  Purchase of marketable securities                                                          -                  (6,579)
  Capital expenditures                                                                       (7,528)           (14,458)
  Advances to (repayments from) Bermuda Digital Communications, Ltd.                           (471)                10
  Investment in Lightrade, Inc.                                                              -                  (5,250)
                                                                                        ------------       ------------
           Net cash flows used in investing activities                                       (7,999)           (26,277)
                                                                                        ------------       ------------

Cash flows from financing activities:
  Issuance of long-term debt                                                                 -                   3,200
  Repayment of long-term debt                                                                (2,550)            (1,364)
  Purchase of common stock                                                                     (162)               (68)
  Cash paid in conjunction with Acquisition of Antilles Wireless                             (1,500)          -
  Dividends declared on common stock                                                         (2,620)            (2,867)
  Dividend to minority stockholder in GT&T                                                   (1,000)            (3,050)
                                                                                        ------------       ------------
           Net cash flows used in financing activities                                       (7,832)            (4,149)
                                                                                        ------------       ------------

Net change in cash and cash equivalents                                                      (9,798)           (15,270)

Cash and cash equivalents, beginning of period                                               31,463             24,495
                                                                                        ------------       ------------

Cash and cash equivalents, end of period                                                    $21,665             $9,225
                                                                                        ============       ============

Supplemental cash flow information:
  Interest paid                                                                                $783               $321
                                                                                        ============       ============

  Income taxes paid                                                                          $9,982            $10,363
                                                                                        ============       ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $5,131             $6,444
                                                                                        ============       ============

  Issuance of common stock in conjunction with acquisitions                                      $3           -
                                                                                        ============       ============

  Additional paid in capital realized from issuance of Common Stock                          $1,413           -
                                                                                        ============       ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                        Notes to Consolidated Condensed
                             Financial Statements
            Three and Nine Months Ended September 30, 2000 and 2001


1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), which is engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One," and a significant minority interest in LighTrade, Inc. which is developing a network of neutral switching or pooling points to enable telecommunications carriers to interconnect quickly with each other and create a standard location for trading bandwidth between cities. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2000 has been taken from the audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2000 Annual Report on Form 10-K, as filed with the SEC.

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

     A reconciliation of basic net income per share to diluted net income per share for the three and nine month periods ended September 30, 2000 and 2001 (in thousands, except per share data):


                                                            Three Months Ended
                      -----------------------------------------------------------------------------------------------
                                  September 30, 2000                                  September 30, 2001
                      -----------------------------------------------------------------------------------------------
                                       Weighted          Net                               Weighted         Net
                          Net          Average          Income                Net          Average         Income
                         Income         Shares        Per Share             Income          Shares       Per Share
                        -----------    -----------     -----------          ----------     -----------    -----------

Basic net income            $3,140          4,982           $0.63              $3,221           4,987          $0.65

Dilutive Securities:

Stock Options                   $0              0           $0.00                  $0              33        ($0.01)
                        -----------    -----------     -----------          ----------     -----------    -----------

Diluted net income          $3,140          4,982           $0.63              $3,221           5,020          $0.64
                        ===========    ===========     ===========          ==========     ===========    ===========



                                                            Nine Months Ended
                      -----------------------------------------------------------------------------------------------
                                  September 30, 2000                                  September 30, 2001
                      -----------------------------------------------------------------------------------------------
                                        Weighted         Net                               Weighted         Net
                          Net           Average         Income                Net           Average        Income
                         Income          Shares        Per Share             Income          Shares       Per Share
                        -----------    -----------     -----------          ----------     -----------    -----------

Basic net income            $8,973          4,885           $1.84              $9,092           4,988          $1.82

Dilutive Securities:
       Stock Options            $0              0           $0.00                  $0              23        ($0.01)
                        -----------    -----------     -----------          ----------     ----------     -----------

Diluted net income          $8,973          4,885           $1.84              $9,092           5,011          $1.81
                        ===========    ===========     ===========          ==========     ===========    ===========



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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations," which establishes new accounting and reporting standards for business combinations and supersedes Accounting Principles Board (APB) Opinion No. 16. All business combinations initiated after June 30, 2001 must now be accounted for using the purchase method of accounting.

     Also in June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of Statement No. 142 must be adopted on January 1, 2002 by the Company.

     The Company recorded amortization expense related to goodwill arising from business combinations of $180,000 for the nine months ended September 30, 2001 and is expected to record $240,000 of goodwill amortization expense for the year ending December 31, 2001. The Company has not yet quantified the impact of adopting Statement No. 142 on its consolidated financial statements.

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

     The government of Guyana has announced its intention to reform and modernize Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. GT&T expects to enter into negotiations with the Guyana government on these issues in the near future. The Company is unable at this time to assess the impact of the government's reform proposals on the future financial position or results of operations of the Company.

     At September 30, 2001 the Company carried certain advances to an unaffiliated entity at $900,000 (net of reserves). Additional reserves against these advances may be required in the near term.

                 Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial
                     Conditions and Results of Operations

Forward Looking Statements and Analysts' Reports

     This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management's expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the Regulatory Considerations section of Management's Discussion and Analysis of Financial Condition and Results of Operations in this Report and matters discussed in the Company's Form 10-K Annual Report for the fiscal year ended December 31, 2000.

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

Introduction

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company also owns the entire equity interest in Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)"), which is principally engaged in dispatch radio, mobile telecommunications, and paging in Haiti. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One," and a significant minority interest in LighTrade, Inc. which is developing a network of neutral switching or pooling points to enable telecommunications carriers to interconnect quickly with each other and create a standard location for trading bandwidth between cities. ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

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

     The government of Guyana has announced its intention to reform and modernize Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. GT&T expects to enter into negotiations with the Guyana government on these issues in the near future. The Company is unable at this time to assess the impact of the government's reform proposals on the future financial position or results of operations of the Company.


RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2000 and 2001

     The Company had net income of $3.2 million, or $0.65 basic per share and $0.64 diluted per share, for the quarter ended September 30, 2001. This compares to earnings of $3.1 million, or $0.63 per share basic and diluted, for the quarter ended September 30, 2000. For the nine months ended September 30, 2001 the Company had net income of $9.1 million as compared to $9.0 million in the first nine months of last year. Basic and diluted net income was $1.82 and $1.81, respectively for the nine months ended September 30, 2001 and $1.84 basic and diluted for the first nine months of last year.

     Telephone operating revenues for the quarter ending September 30, 2001 were $22.9 million as compared to $18.9 million for the same period of 2000, an increase of $4.0 million, or 21%. Telephone operating revenues were $62.7 million for the nine months ended September 30, 2001 as compared to $57.1 million for the nine months ended September 30, 2000, an increase of $5.6 million, or 10%. These increases in telephone operating revenues are partially due to inbound international traffic which increased by $2.3 million, or 23%, and $5.3 million, or 18%, for the three and nine months ended September 30, 2001. Additionally, telephone operating revenues increased due to increases of $2.0 million, or 65%, and $4.6 million, or 55%, in local exchange revenues for the three and nine months ended September 30, 2001 due to additional lines in service and increased cellular telephone operations as fixed access lines increased from 68,794 to 77,497 from September 30, 2000 to September 30, 2001 and cellular access lines increased from 5,828 to 25,862 for the same period.

     Telephone operating expenses were approximately 56% and 59% of telephone operating revenues for the three and nine months ended September 30, 2001, respectively, as compared to 62% and 64% for the same periods of the prior year. This proportional decrease is principally the result of increased inbound international traffic revenues (which have no direct operating expenses) and decreased audiotext revenues which have a significantly higher cost. This decrease occurred despite increases of $507,000 and $1.7 million for the three and nine months ended September 30, 2001 in customer service expense due to increased cellular and fixed access lines in service in Guyana. General and administrative expenses increased by $414,000 or 36% and $1.2 million, or 36% for the three and nine months ended September 30, 2001 as the Company took a $500,000 charge against an investment in the third quarter and expended approximately $600,000 in the second quarter relating to efforts by the Company to become a Competitive Local Exchange Carrier in the U.S. Virgin Islands.

     Income from telephone operations was $10.1 million and $25.8 million for the three and nine months ended September 30, 2001 as compared to $7.2 million and $20.5 million for the corresponding periods of 2000. This represents increases of $2.9 million, or 41%, and $5.4 million, or 26%, for the three and nine months ended September 30, 2001 over the corresponding periods of the prior year. These changes are principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of ATN (Haiti) S.A., Wireless World, LLC and Atlantic Tele-Center, Inc., each of which had operating losses in the three and nine months ended September 30, 2001. Revenues of these operations were $1.2 million and $3.4 million for the three and nine months ended September 30, 2001 as compared to $1.1 million and $2.8 million for the same periods in 2000. This resulted in increases of $67,000, or 6%, and $667,000, or 24%, for the three and nine months ended September 30, 2001, which were primarily attributable to additional revenues from Wireless World as the cable television business was integrated after the purchase of Antilles Wireless Cable TV on March 31, 2000. Expenses of other operations were $2.0 and $5.7 million for the three and nine months ended September 30, 2001 as compared to $1.4 million and $3.4 million for the same period of 2000. This resulted in increases of $682,000, or 50%, and $2.3 million, or 66%, for the three and nine months ended September 30, 2001. These increases in expenses were primarily attributable to start up costs associated with the development of Atlantic Tele-Center, Inc. and costs of upgrading services at Wireless World, LLC.

     Other income (expense), net consists principally of the Company's equity in the income of BDC for the three and nine months ended September 30, 2001 and the Company's equity in startup losses of LighTrade since the Company's investment in LighTrade in April 2001.

     The Company's effective tax rate for the three and nine months ended September 30, 2001 was 55% and 53% respectively as compared to 49% for the corresponding periods of the prior year. The effective tax rate is higher during 2001 as start-up costs incurred at Atlantic Tele-Center, Inc. and LighTrade result in no tax benefits to the Company.

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

Liquidity and Capital Resources

     During the third quarter 2001, the Company obtained a $3.2 million term loan and an additional $3.5 million short term facility.The Company also repaid $1.4 million of long term debt during the nine months ended September 30, 2001. The Company believes it has adequate cash and credit facilities to meet current operating and capital needs. The Company's current primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Company's Consolidated Financial Statements included in the Company's 2000 Annual Report on Form 10-K could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

       The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. The Company believes that the majority of GT&T's revenues will continue to be denominated in U.S. dollars or other hard currencies. However, as a result of the rate increases currently sought by GT&T and the efforts of the U.S. FCC, AT&T and carriers in other countries to reduce international accounting rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At September 30, 2001, approximately $2.1 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

Impact of Devaluation and Inflation

     Although the majority of GT&T's revenues and expenditures are transacted in U.S. dollars or other hard currencies, the results of operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately 125 to the U.S. dollar. In 1994, the Guyana dollar declined in value to approximately 142 to the U.S. dollar, and it remained relatively stable at approximately that rate through 1997. In 1998, the Guyana dollar declined in value to approximately 180 to the U.S. dollar. Through September 30, 2001, the rate of exchange has remained relatively constant at approximately 180 to the U.S. dollar.

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

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures


     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                 Atlantic Tele-Network, Inc.


Date: November 14, 2001          /s/  Cornelius B. Prior, Jr.
-----------------------          ---  -----------------------

                                 Cornelius B. Prior, Jr.
                                 Chief Executive Officer and Chairman
                                 of the Board




Date: November 14, 2001          /s/  Steven M. Ross
-----------------------          ---  --------------
                                 Steven M. Ross
                                 Chief Accounting Officer