Form 10-K
period 2001-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2002-03-28
CIK 879585

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________
                                   FORM 10-K

(Mark One) [X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended December 31, 2001

                              OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to.

                        Commission file number 0-19551
                              __________________
                          Atlantic Tele-Network, Inc.
            (Exact name of registrant as specified in its charter)

                                                19 Estate Thomas
          Delaware                                  Havensite
State or other jurisdiction of                   P.O. Box 12030
incorporation or organization)             St. Thomas, U.S. Virgin Islands
                                       (Address of principal executive offices)

          47-0728886                                    00801
(IRS Employer Identification No.)                   (Zip Code)


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

     Title of each class None __________________ Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on March 20, 2002, was approximately $24,975,902 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

     As of March 20, 2002, there were outstanding 4,995,559 shares of Common Stock, $.01 par value, of the registrant.

                     Documents Incorporated by Reference

     Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant's 2001 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                          ATLANTIC TELE-NETWORK, INC.

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                                                     Page
PART I

Item 1.   Business                                                     2
Item 2.   Properties                                                   8
Item 3.   Legal Proceedings                                            8
Item 4.   Submission of Matters to a vote of Security Holders          8
          Executive Officers of the Registrant                         9

PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                 10
Item 6.   Selected Financial Data                                     11
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         12
Item 7a.  Quantitative and Qualitative Disclosures about Market Risk  17
Item 8.   Financial Statements and Supplementary Data                 18
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         18

PART III

Item 10.  Directors and Executive Officers of the Registrant          19
Item 11.  Executive Compensation                                      19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                  19
Item 13.  Certain Relationships and Related Transactions              19

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8K                                          20

SIGNATURES                                                            21

Index to Combined and Consolidated Financial Statements              F-1

                                    PART I




Item 1.  Business


Introduction

     Atlantic Tele-Network, Inc. (the "ATN" or the "Company") is a holding company with the following operating subsidiaries and affiliates:


     |X| Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991. Substantially all of the Company's consolidated revenues and operating income in 2001 was derived from GT&T operations.

     |X| Wireless World L.L.C. and V.I. Access, L.L.C. (collectively, "Wireless World"), wholly-owned subsidiaries of the Company. Wireless World is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless-cable-T.V. services. Wireless World acquired its internet service business in 1999 and its T.V. business in March 2000. Wireless World is currently in the process of upgrading its T.V. service from a 15 channel analog to a 100 plus channel digital service.

     |X| Atlantic Tele-Center, Inc. ("ATC"), a wholly-owned subsidiary established in 2000 which is in the process of developing a calling center business in Guyana to provide customer assistance, telemarketing and other call center services primarily to businesses located in the United States.

     |X| Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services under the name "Cellular One" in Bermuda. The Company acquired a 30% interest in BDC in 1998 and increased its interest to 46% during 2000.

     |X| ATN (Haiti) S.A. ("ATN-Haiti") and Transnet, S.A. ("Transnet"), which have provided dispatch radio paging, internet access and data transmission services in Haiti. The Company acquired a 75% interest (since increased to 80%) in ATN-Haiti's predecessor, Digicom S.A. in 1998 and acquired a 95% interest in Transnet S.A. in July 2000 (since decreased to 80%). During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations of both of these entities pending a sale of their assets.


     The Company was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In November 1991, the Company became a public company. On December 30, 1997, the Company was split into two separate public companies. One, a new company, Emerging Communications, Inc., contained all of the Company's telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continued to own GT&T. In connection with the transaction, the number of outstanding shares of the Company's capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

     The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business in the Caribbean area and elsewhere, and may make investments in such businesses in the future.

     Cornelius B. Prior, Jr., Chairman of the Board and Chief Executive Officer of the Company, is the owner of approximately 62% of the outstanding common stock of the Company.

GT&T

     General. GT&T supplies all public telecommunications service in Guyana. GT&T is the successor to the Guyana Telecommunication Corporation ("GTC"), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

     International Traffic. GT&T's revenues and earnings have been highly dependent upon international long-distance calls originating outside of Guyana and collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T's international traffic for the past three years:


                                  International Traffic
                                (in thousands of minutes)
                       1999              2000              2001
          --------------------------------------------------------------
 Inbound Paid
and Outbound collect 59,509   (51%)    64,097   (67%)    73,991   (76%)
 Audiotext           41,500   (35%)    12,975   (13%)     3,689    (4%)
Total Inbound       101,009   (86%)    77,072   (80%)    77,680   (80%)
                    -------   ---      ------   ---      ------   ---
 Outbound            16,061   (14%)    19,004   (20%)    19,553   (20%)
                     ------   ---      ------   ---      ------   ---
    Total            117,070 (100%)    96,076 (100%)     97,233 (100%)
                     ======= ====      ====== ====       ====== ====


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

     The different classes of international traffic described in the above table have during the past three years produced significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a "settlement rate" payment from the foreign telecommunications carrier generally equal to one-half of the applicable "accounting rate" (e.g., in the case of traffic from the United States, until January 1, 2002, GT&T received 85 cents per minute), and GT&T has no significant direct expenses associated with such traffic except for international transmission systems costs which are applicable to all of GT&T's international traffic. In the case of audiotext traffic, GT&T pays a fee or commission to the audiotext traffic provider at rates which are negotiated from time to time and are typically more than half of the amount received by GT&T from the foreign carrier. In the case of outbound international traffic, GT&T must generally pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate which is regulated by the PUC. During the past three years, amounts collected by GT&T for outbound international traffic have in the aggregate slightly exceeded the payments due to foreign carriers for such traffic.

     Effective January 1, 2002, the settlement rate for U.S. - Guyana traffic was reduced from 85 cents per minute to 23 cents per minute. This has significantly reduced GT&T's profit margin on inbound traffic from the United States but has increased its margin on outbound traffic to the United States. See "Regulation" and "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

     In the past, a significant portion of GT&T's international traffic revenues arose from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. However, the volume and profit margins of this traffic sharply declined in the past three years due to increased competition from domestic audiotext traffic, other terminating country carriers and from the internet, so that audiotext traffic no longer contributes significantly to the revenues or operating profits of the Company.

     Domestic Service. At December 31, 2001, GT&T had 79,913 fixed subscriber access lines in service. This number of access lines represents approximately 10 lines per 100 inhabitants and an increase of approximately 11% over lines in service at December 31, 2000. Of all fixed lines in service, 85% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2001, GT&T extended service to a number of small communities. However, most rural areas still do not have telephone service.

     GT&T's revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Residential and commercial customers have contributed approximately equally to GT&T's revenues from local service. As of the end of 2001, GT&T's basic monthly charge per access line was $1.40 for residential customers and $5.55 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $7.62 and $15.45, respectively.

     GT&T currently provides mobile cellular telephone service in the Georgetown, Guyana area and along substantially all of Guyana's coastal plain. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. In May 2001, the Guyana PUC approved a GT&T proposal to reduce cellular charges and initiate a "calling party pays" system in which a land line caller to a cellular telephone (rather than the cell phone subscriber) will pay the air time charges for an incoming call to a cell phone. As a result of the new rates and the introduction of prepaid calling cards, cellular customers and revenues increased dramatically and are continuing to increase. GT&T's current average monthly revenue per cellular subscriber is approximately $26.59, including monthly rental and airtime charges. As of December 31, 2001, GT&T had approximately 39,206 active mobile cellular subscribers as compared to 7,881 at December 31, 2000.

     As a result of the increases in the number of fixed subscriber access lines and the dramatic increase in cellular subscriber and revenues in the second half of 2001, GT&T's local service revenues increased from approximately $8.7 million in 1999 to $11.7 million in 2000 and $18.5 million in 2001.

     Expansion. Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly expanded and rebuilt its telecommunications network. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to 79,913 lines at December 31, 2001. Substantially all of GT&T's access lines are now digitally switched lines. GT&T first introduced mobile cellular service in 1992. As is noted above, this service has grown dramatically since May 2001 and is currently the fastest growing part of the Company's business.

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

     GT&T owns capacity in four international fiber optic cables - the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, the Columbus II cable, which runs from the Caribbean region to the Azores, the Antilles cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch to the Guyanas.

     GT&T utilizes Northern Telecom fixed wireless access technology to provide services to about 3,600 of its subscribers. The normal land line rates apply to GT&T's fixed wireless network services.

     GT&T has installed over 450 public telephones in locations across the country providing telecommunications for both local and international calls in areas that had not previously enjoyed service. Currently, in addition to the public telephones, GT&T maintains three public "telephone centers" at which the public can, upon payment of the charges in cash to GT&T personnel who staff these centers, use an ordinary residential-type telephone to make international and domestic calls.

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

     Significant Revenue Sources. Certain carriers and audiotext providers accounted for more than 10% of GT&T's total revenues in 1999, 2000, and 2001. See Note 2 to the Consolidated Financial Statements included in this Report.

     Competition. Pursuant to its License from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local, domestic long-distance and international telephone service in Guyana, except for cellular radio telephone service. GT&T also has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T's revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company. The exclusivity provisions of GT&T's license are currently the subject of negotiations with the government of Guyana. See "GT&T-Regulation-Recent Developments."

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

     License. The License, which was issued on December 19, 1990 pursuant to the GT&T Agreement, granted to GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for an additional 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T's network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for an additional 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following activities: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for an additional 20 years at the option of GT&T), cellular radio telephone service.


     GT&T Agreement. Under the GT&T Agreement, GT&T undertook to complete a substantial Expansion Plan by a date which, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years 1991-1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use ("rate base"). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement) on a rate of return methodology, rates are to be calculated on the basis of GT&T's entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 2001 was approximately $100 million, although the PUC in various orders or staff reports has thrown out or challenged several million dollars of franchise rights and working capital which are included in the foregoing figure.

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

     Although, under the current PUC Law and predecessor statutes which have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement which guarantees GT&T at least 15% per annum return on its rate base, in the Company's opinion, the PUC has consistently failed to do so. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

     Recent Developments. The Government of Guyana has announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's License with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of these services, and shifting rates from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between the Company and the Government.

     FCC Matters. In 1997, the U.S. Federal Communications Commission ("FCC") issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The settlement rate in effect prior to January 1, 2002 was $.85 per minute, and revenues from this traffic provided a significant subsidy to GT&T's local operations and network expansion. In 2001, the Company made an application to the Staff of the FCC for a limited waiver of the FCC's order, and that application was denied by the Staff. The Company is currently seeking to appeal the Staff's determination to the FCC. See "Management Discussion and Analysis of Financial Condition and Results of Operations - Introduction."

Wireless World

     Wireless World provides internet access services throughout the U.S. Virgin Islands under the names viaccess.net and islandsvi.net. Wireless World currently has about 9,900 subscribers and is the largest provider of internet access services in the U.S. Virgin Islands. Wireless World holds exclusive MMDS and non-exclusive LMDS licensed for the U.S.V.I. and provides "wireless cable T.V." services to approximately 1,400 subscribers (including hotel rooms and equivalent subscribers on the island of St. Thomas.

     Wireless World also provides paging services and SMR services in the U.S. Virgin Islands and currently has 661 and 79 current subscribers, respectively, to these services.

     Wireless World is currently in the process of converting its T.V. service from a 15 channel analog service to a 100 plus channel digital service and is offering a wireless high speed internet access service ("WDSL").

     Wireless World is also seeking to enter the telephone business in the U.S. Virgin Islands as a competitive local exchange carrier to Innovative Telephone Company ("Innovative", formerly named the Virgin Islands Telephone Company, which until the reorganization of the Company in December 1997 was a subsidiary of the Company). Wireless World is seeking to provide wireless service using its MMDS frequencies and over wire lines using facilities leased from Innovative and constructed by Wireless World. During 2001, the Virgin Islands Public Services Commission upheld Innovative's contention that it is entitled to a rural telephone company exemption from many of the provisions of the Federal Communications Act and established by arbitration a form of interconnection agreement which, in the Company's opinion, made it unfeasible for Wireless World to provide service as a competitive local exchange carrier for the foreseeable future. Wireless World has appealed the PSC's decision to the Courts.

ATC

     ATC, a wholly-owned subsidiary of the Company, is developing a call center business in Guyana. ATC will provide telemarketing and customer support services, via voice and data, including order taking services, billing inquiry services, technical support services and the like, to client companies and organizations which are expected to be located in and serving primarily the U.S. market. Guyana has an English speaking population with a high literacy rate, and a minimum hourly wage rate of U.S. $0.69. ATC's trained agents will work from client supplied data readily accessible to them on ATC's computer network. To date, ATC has established one location for its operations in Beterverwagting, Guyana, has installed a computer network sufficient for 88 agents to work simultaneously with the capability to expand to 500 agents and has approximately 50 trained agents and supervisors and another 25 persons in training. ATC expects to employ more than 200 agents by December 31, 2002.

     ATC will communicate with its clients and its client's customers in the U.S. and elsewhere via GT&T's circuits in the recently opened Americas II fiber optic under-sea cable and in Intelsat satellites. ATN has established a point of presence in Miami, Florida to facilitate this communication. As of December 31, 2001, ATN has invested approximately $3.4 million in ATC. The Government of Guyana has granted ATC a five year tax exemption beginning in 2001.

ATN-Haiti and Transnet

     ATN-Haiti has 13 tower sites which enable it to provide coverage to all major cities and a majority of the countryside in Haiti. ATN-Haiti currently provides paging and dispatch radio services throughout these areas. Transnet S.A. currently provides dial-up internet access services in Haiti through satellite links to the United States. At December 31, 2001 the Company wrote-off its investment in ATN-Haiti and is in the process of curtailing the operations of both ATN (Haiti) and Transnet pending sale of their assets.

BDC

     BDC provides cellular telephone service in Bermuda under the name "Cellular One". BDC is a cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. BDC commenced operations in July 1999. At December 31, 2001 it had about 12,230 subscribers, representing about 50% of the cellular market in Bermuda. BDC upgraded its service from analog to TDMA digital service during 2001 and was the first to introduce prepaid calling cards in Bermuda.

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

Employees

     As of December 31, 2001, GT&T employed approximately 665 persons of whom approximately 475 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T's current contract with this union expires on September 30, 2002. The Company and its other subsidiaries employed a total of approximately 185 persons at December 31, 2001. The Company considers its employee relations to be satisfactory.

Item 2.  Properties

     At December 31, 2001, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see "Business--GT&T - Expansion." GT&T carries insurance against damage to equipment and buildings, but not to outside plant. The Company and its other subsidiaries leases approximately 45,000 square feet of building space in various locations.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Executive Officers of the Registrant

     Set forth below are the executive officers of the Company as of the date hereof:

 Name                        Age        Position
 Cornelius B. Prior, Jr.      68    Chief Executive Officer, Chairman of
                                    the Board and Secretary of the Company;
                                    Chairman of the Board of GT&T
 Christopher J. Kolm          46    Chief Operating Officer
 Lewis A. Stern               67    Vice President - Finance
 Steven M. Ross               42    Acting Chief Financial Officer,
                                    Treasurer and Chief Accounting Officer
 Lawrence M. Fuccella         38    Vice President - Special Projects
 Richard A. Hanscom           60    Vice President - Technology and Engineering
 Larry G. Stewart             42    Vice President - Corporate Development
 Sonita Jagan                 36    General Manager - GT&T

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

     Lawrence G. Stewart joined the company on November 26, 2001, as Vice President of Corporate Development. Mr. Stewart came to ATN from a PCS wireless company based in Atlanta, GA, where he was Vice President, Sales & Marketing. For the previous ten years, Mr. Stewart held key management positions with BellSouth's wireless groups, and helped develop BellSouth international operations in Latin America, Europe, and Asia/Pacific. Mr. Stewart holds a B.A. from the University of Virginia, and an MBA from the University of North Carolina - Chapel Hill.

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

                                                                PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock, $.01 par value, is listed on the American Stock Exchange ("AMEX") under the symbol "ANK". The following table sets forth quarterly market price ranges for the Company's Common Stock in 2000 and 2001:

  2000 Quarters                                        High       Low
 1st................................................  15.00      8.6875
 2nd                                                  12.50      8 .875
 3rd                                                  12.875     9 .25
 4th                                                  11.5625    9 .75


  2001 Quarters                                        High       Low
 1st................................................  16.50      10.50
 2nd                                                  16.25      13.00
 3rd                                                  13.95      13.00
 4th                                                  14.20      12.85


     The approximate number of holders of record of Common Stock as of March 11, 2002 was 65.

Dividends

     The Company has paid quarterly dividends on its common stock since January 1999. Dividends were paid at the rate of $0.15 per share per quarter from January 1999 through January 2000 and at the rate of $0.175 per share per quarter from April 2000 through January 2001. In March 2001 the Board of directors increased the quarterly dividend to $0.20 per share commencing April 2001. Dividends have been paid at the rate of $0.20 per share per quarter from April 2001 through January 2002, and on March 1, 2002 the Board of directors declared a dividend at the same rate per share payable on April 12, 2002 for shareholders of record on March 28, 2002.

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


Item 6.  Selected Financial Data

                      SELECTED HISTORICAL FINANCIAL DATA

     The following selected historical financial data have been derived from and are qualified by reference to, the audited combined and consolidated financial statements of the Company. The selected historical combined and consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto of the Company for the years ended December 31, 1999, 2000 and 2001. As is discussed in Note A and in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's results of operations in several of the years shown below were significantly affected by one time items. The data shown below identifies these items for the years 1998 - 2001 and shows as Normalized
Income what the income of the Company would have been had these one time items not occurred. All dollar amounts are in thousands, except per share data.



                                                           --------------------------------------------------------------------
                                                           --------------------------------------------------------------------
                                                              1997          1998          1999          2000          2001
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   -----------------------------------------------------
Statement of Operations Data:                               Combined                          Consolidated
                                                           ------------   -----------------------------------------------------

Telephone operations
Revenues:
     International long-distance revenues                     $113,865      $84,028       $73,737       $62,370        $62,467
     Local exchange service revenues                             2,933        9,444         8,692        11,724         18,538
     Other revenues                                                817        1,172         1,602         2,480          2,657
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   ----------    ----------   -----------   ------------
       Total revenue                                           117,615       94,644        84,031        76,574         83,662
Total operating expenses                                        99,473       63,095        60,165        47,670         49,911
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   ----------    ----------   -----------   ------------
Income from telephone operations                                18,142       31,549        23,866        28,904         33,751
Loss from other operations                                      -              (373)         (599)       (1,239)        (6,488)
Other income (expense), net                                     (1,117)       2,930           (28)        1,491           (437)
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   ----------    ----------   -----------   ------------
Income before income taxes
   and minority interest                                        17,025       34,106        23,239        29,156         26,826
Income taxes                                                     7,718       15,913        11,898        14,403         14,557
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   ----------    ----------   -----------   ------------
Income before minority
   interest                                                      9,307       18,193        11,341        14,753         12,269
Minority interest                                               (1,372)      (2,281)       (1,676)       (2,428)        (3,078)
                                                           ------------   ----------    ----------   -----------   ------------
                                                           ------------   ----------    ----------   -----------   ------------
Net Income                                                      $7,935      $15,912        $9,665       $12,325         $9,191
                                                           ============   ==========    ==========   ===========   ============
                                                           ============   ==========    ==========   ===========   ============

One Time Items (Note A)                                                      (5,314)          325        -               5,155

                                                                          ----------    ----------   -----------   ------------
                                                                          ----------    ----------   -----------   ------------
Normalized Income                                                           $10,598        $9,990       $12,325        $14,346
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============

Reported Income per share
Basic net income per share                                                    $3.25         $2.05         $2.51          $1.84
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============
Diluted net income per share                                                  $3.23         $2.05         $2.51          $1.83
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============
Pro Forma Net Income Per Share (Note B)                          $1.69
                                                           ============
                                                           ============

Normalized Income per share
Basic normalized income per share                                             $2.16         $2.12         $2.51          $2.88
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============
Diluted normalized income per share                                           $2.15         $2.12         $2.51          $2.86
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============

Dividends per share                                                           $0.15         $0.60         $0.70          $0.80
                                                                          ==========    ==========   ===========   ============
                                                                          ==========    ==========   ===========   ============

Balance Sheet Data (Consolidated at year end):
Cash and Marketable Securities                                 $15,803      $35,116       $31,463       $24,495        $23,921
Fixed Assets, net                                               36,042       46,431        56,165        72,459         81,952
Total assets                                                   108,049      126,260       131,162       137,970        142,006
Short-term debt (including current portion of
     long-term debt)                                             3,298        3,403         3,410         1,687          2,402
Long-term debt, net                                             14,536       11,394         7,969         2,513          5,582
Stockholders' equity                                            54,244       68,874        74,777        83,469         88,943


     Note A One time items for 1998 consist of: (i) settlement with a net income impact of $2.0 million by a foreign telecommunications carrier for interuption of traffic to Guyana in 1995, (ii) settlement with a net income impact of $2.3 million of a claim arising from the cancellation of an insurance policy and (iii) an increase in net income of the Company of $1.0 million arising from the devaluation of the Guyana dollar from 142:1 to 180:1. The one time items for 1998, 1999 and 2001 are described in Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Note B Historical per share, Normalized Income and Normalized Income per share amounts for 1997 have not been presented, as this information is not considered meaningful.

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

Introduction

     The Company's revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. GT&T has derived most of its revenues from international telephone services. In 1997, the FCC issued a report and order setting maximum international settlement rates for telecommunications traffic between the U.S. and many countries. This order became effective with respect to traffic between the U.S. and Guyana on January 1, 2002 and required that from that date the settlement rate for traffic between the U.S. and Guyana be reduced from $.85 per minute to $.23 per minute. The international settlement rate is the amount which GT&T receives from U.S. carriers for inbound traffic from the United States and which GT&T pays to U.S. carriers for traffic from Guyana to the United States. Since the volume of inbound traffic from the United States to Guyana is traditionally 3-4 times the volume of outbound traffic from Guyana to the United States, the reduction in the international settlement rate for U.S.-Guyana traffic is currently having an adverse impact on GT&T's operating profits. GT&T also has significantly more inbound than outbound traffic from several other countries where the current settlement rates for traffic to and from Guyana are higher than $.23 per minute. GT&T anticipates that, over time, international settlement rates generally will decline.

     On December 31, 2001, GT&T filed an application with the Guyana PUC seeking additional local revenues in light of the reduction in international settlement rates for U.S.-Guyana traffic. On February 18, 2002, the PUC issued an order awarding GT&T an interim rate increase of about 30% in GT&T's rates for local service, which have been the lowest in the Western Hemisphere, and reducing GT&T's rate for outbound calls from Guyana to the U.S. by approximately 30%. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002. The PUC's interim rate order is designed to increase GT&T's revenues from local service by about $2.7 million per year. At the date of this report, the reduction in U.S.-Guyana settlement rates has not resulted in any apparent reduction in the prices paid by consumer's calls from the U.S. to Guyana. Accordingly, the volume of traffic from the U.S. to Guyana has remained about the same as last year. At the current level of traffic, the settlement rate reduction is costing GT&T about $1.7 million per month in reduced operating profits. GT&T expects that, as the reduced settlement rates are reflected in lower consumer prices in the U.S., increased volumes of international traffic between the U.S. and Guyana, along with the increased rates for local services authorized by the Guyana PUC, should enable GT&T to recover about half of these lost operating profits.

     The Government of Guyana has announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of these services, and shifting rates from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between the Company and the Government..

     The Company's consolidated financial statements include in addition to GT&T the subsidiaries and affiliate listed in Note 1 to the Consolidated Financial Statements included in this Report.

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

Critical Accounting Policies

     The Company's critical accounting policies are disclosed in the Notes to the Consolidated Financial Statements. These policies address such matters as revenue recognition, depreciation and asset impairment recognition. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

     From the period from inception of GT&T's operations through December 31, 2001, the majority of GT&T's cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T's functional currency. With the decline in international settlement rates, the expansion of GT&T's cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T's functional currency in the future. If this were to occur, a decline in value of the Guyana dollar in relation to the U.S. dollar would give rise to an adverse impact on the Company's reported consolidated results of operations.


RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 2001


     Net income for 2001 was $9.2 million, or $1.84 per share basic and $1.83 per share diluted, as compared to $12.3 million, or $2.51 per share, for 2000. Net income for 2001 includes $5.2 million of write-offs, net of tax benefit which represents: (i) $3.2 million write off, net of tax benefit of $1.8 million, of the Company's equity interest in LighTrade; (ii) $1.4 million write off, net of tax benefit of $1.6 million, for the Company's interest in its subsidiary, ATN (Haiti); and (iii) $455,000, net of tax benefit of $245,000, reserve against an advance made to a telecom company the Company was looking at acquiring. After excluding these charge offs, the Company's net income would have been $14.3 million or $2.88 per share basic and $2.87 per share diluted.

     Telephone operating revenues for the year ended December 31, 2001 were $83.7 million as compared to $76.6 million for 2000 an increase of $7.1 million or 9.3%. This increase in revenues was primarily due to a $6.8 million, or 58% increase in local exchange revenues. The increase of $4.3 million in local exchange service revenues was a result of increased cellular revenue as cellular lines in service increased from 7,881 at December 31, 2000 to 39,206 at December 31, 2002, an increase of 31,325 or 397%. The balance of the increase in local exchange service revenues was a result of increased fixed access lines in service which rose from 71,738 at December 31, 2000 to 79,913 at December 31, 2001, an increase of 8,175 lines or 11%.

     International long distance revenues in 2001 were $62.5 million essentially the same amount as in 2000, as increases in revenues from inbound and outbound traffic, other than audiotext, offset an expected decline in audiotext traffic. In 2001, audiotext traffic was not a significant contributor to the Company's revenues or operating profits.

     Operating expenses were $49.9 million for 2001 as compared to $47.7 million for 2000. This represents an increase of $2.2 million or 5%. This increase was due principally to an increase in telephone operating expenses of $4.7 million or 21% and an increase in general and administrative of $1.3 million or 28%. Offsetting these increases was a decrease in international long distance expense of $3.7 million or 18%. The $4.7 million increase in telephone operating expense was primarily due to the increases in cellular lines in service, increased legal expense and increases in wages and electricity costs. The $1.3 million increase in general and administrative expenses was due to recognition of the $700,000 reserve ($455,000 net of tax benefit, referred to above) against an advance made to a telecom company that the Company was looking at acquiring in 2000, with the remaining increase attributable to legal and consulting expense. The $3.7 million decrease in international long-distance expenses was primarily attributable to a decrease in audiotext payments as minutes of audiotext decreased from 13.0 million in 2000 to 3.7 million in 2001. Telephone operating expenses were approximately 60% of telephone operating revenues in 2001 as compared to approximately 62% of telephone operating revenues in 2000.

     Other operations revenues and expenses represent the operations of ATN (Haiti), Transnet, Wireless World, LLC and Atlantic Tele-Center, Inc., each of which had operating losses in the twelve months ended December 31, 2001. As has been mentioned elsewhere in this Report, the Company is in the process of curtailing the operations of ATN (Haiti) and Transnet and is seeking to sell assets of these two entities.

     Losses from other operations were $6.5 million for 2001 as compared to $1.2 million for 2000. Revenues of these operations were $4.5 million for 2001 as compared to $3.8 million for 2000. In 2001, other operations included an impairment charge of $3.0 million representing a write-off of the Company's remaining investment in ATN (Haiti) as of December 31, 2001. Revenues of other operations were $4.5 million for 2001 as compared to $3.8 million for 2000. This resulted in an increase of $661,000, or 17%, over 2000, which were primarily attributable to additional revenues from Wireless World as the cable television business was integrated after the purchase of Antilles Wireless Cable TV on March 31, 2000. Expenses of other operations were $7.9 million for 2001 as compared to $5.1 million for 2000. This resulted in increases of $2.9 million, or 57% over 2000. This increase in expenses was due to an increase of $1.3 million in start up costs associated with the development of Atlantic Tele-Center, Inc. and a $1.7 million increase in costs incurred at Wireless World, LLC. These increases were partially offset by a decrease of $193,000 at ATN (Haiti) as operations were reduced in anticipation of selling or closing this entity.

     Income from operations before interest expense, income taxes and minority interest for 2001 was $26.8 million as compared to $29.2 million for 2000. This represents a decrease of $2.4 million or 9% and is principally a result of the factors affecting revenues and operating expenses discussed above.

     Other income (expense), net for 2000 included interest income and expense as well as the Company's equity in the earnings of Bermuda Digital Communications. During 2001 the Company took write-offs of $3.3 million, net of tax, to write off an equity interest in LighTrade, Inc., which is also included in other income (expense), net.

     The Company's effective tax rate for the year ended December 31, 2001 was 46.5% as compared to 49.4% for 2000. The decrease in the effective tax rate was due to the tax effect of the write off at ATN (Haiti) which had previously incurred losses which had no tax benefit in previous years.

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

Liquidity and Capital Resources

     The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs. The Company's primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Consolidated Financial Statements included in this Report could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T and the order of the U.S. FCC which reduced the settlement rate for U.S. - Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At December 31, 2001, approximately $2.6 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses.

Inflation

     The Company does not believe that inflation has had a significant impact on its consolidated operations in any of the years 1997 through 2001.

New Accounting Pronouncements

     There are a number of new accounting pronouncements which may apply to the Company. See Note 2 to the Company's Consolidated Financial Statements included in this Report.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

     The Company is exposed to minimal market risks. Although the majority of GT&T's revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar. Through December 31, 2001, the value of the Guyana dollar has remained stable at approximately $180 to the U.S. dollar. The effect of the devaluation of the Guyana dollar on the Company's consolidated financial results has not been significant in the periods presented, except that, as is previously discussed in the comparison of 1999 and 1998 operating results, the Company recognized a net gain of $1.0 million in 1998 as a result of the devaluation of the Guyana dollar during 1998.

     A substantial majority of the Company's consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

     Under generally accepted international accounting principles, which, in the Company's view, are statutorily applicable to the rate making process in Guyana, GT&T's functional currency has been the U.S. dollar because the majority of GT&T's revenues and expenditures has been transacted in U.S. dollars. Accordingly, in the Company's view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base. Accordingly, devaluations of the Guyana dollar should have had no long term impact on the value of GT&T's earnings in U.S. dollars. The Guyana Public Utility Commission has not approved or disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases which GT&T hopes to have in local revenues, the Guyana dollar may become GT&T's functional currency at some time in the future. See "Critical Accounting Policies" above.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.          Directors and Executive Officers of the Registrant

     The information required by this item will be included in the Company's definitive proxy statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), and such information is incorporated herein by reference, except that the information regarding the Company's executive officers called for by this item is included in Part I under the heading "Executive Officers of the Registrant."

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

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2001.

     (c) Exhibits

  Exhibit No.        Description
   3.  (a)     Restated Certificate of Incorporation of the Company. 1

       (b)     By-Laws of the Company.

       (c)     Amendment to the By Laws of the Company

  Exhibit No.        Description


 10.
       (a)    1998 Stock Option Plan 2

       (b)    Amendments adopted March 10, 2000 to 1998 Stock Option Plan 2

       (c)    Directors' Remuneration Plan 2

 21.          Subsidiaries of the Company.

  Exhibit No.        Description


 23.1
              Consent of Arthur Andersen LLP

 99.1         Letter of Quality Assurance by Arthur Andersen LLP

1.Filed as an exhibit on Form 8-K dated February 16, 1996 and incorporated herein by reference.

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

March 28, 2002

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


    Signature                      Title                      Date

 /s/ Cornelius B. Prior, Jr.   Chief Executive Officer,       March. 28, 2002
                               Chairman of the Board

/s/ Steven M. Ross             Acting  Chief  Financial  Officer,
                               Officer, Treasurer and Chief
                               Accounting Officer             March 28, 2002

/s/ James B. Ellis             Director                       March 28, 2002

/s/ Ernst Burri                Director                       March 28, 2002

/s/ Henry Wheatley             Director                       March 28, 2002

                                                              Exhibit 3-c

                              REVISION OF BY-LAWS



     Resolved, that Sections 1, 4 and 5 of Article IV of the By-Laws of this Corporation be revised to read as follows:


     SECTION 1. Number and Qualifications. The officers of the Corporation shall be elected by the Board of Directors and shall include the Chairman of the Board, the President, one or more Vice-Presidents, the Chief Financial Officer, the Treasurer and the Secretary. If the Board of Directors wishes, it may also elect other officers (including one or more Assistant Treasurers and one or more Assistant Secretaries) as may be necessary or desirable for the business of the Corporation. Any two or more offices may be held by the same person, and no officer except the Chairman of the Board need be a director. Each officer shall hold office until his successor shall have been duly elected and shall have qualified, or until his death, or until he shall have resigned or have been removed, as hereinafter provided in these By-Laws.

     SECTION 4. Chairman of the Board. The Chairman of the Board shall be the chief executive officer of the Corporation. He shall perform all duties incident to the office of chief executive officer and such other duties as may from time to time be assigned to him by the Board of Directors.

     SECTION 5. [This section is intentionally omitted]

                                                                  Exhibit 21


                          Subsidiaries of the Company

                                                Jurisdiction of Incorporation

Guyana Telephone and Telegraph Company Limited     Guyana
Atlantic Tele-Center, Inc.                         Guyana
ATN (Haiti), Inc.                                  Delaware
Transnet S.A.                                      Haiti
ATN (Haiti) S.A.                                   Haiti
Wireless World, LLC.                               United States Virgin Islands
Call Home Telecom, LLC.                            United States Virgin Islands
VI Access, LLC.                                    United States Virgin Islands

                                                                Exhibit 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the use of our reports dated February 27, 2002, included in this Annual Report on Form 10-K, into ATLANTIC TELE-NETWORK, INC's previously filed Registration Statement (File No. 333-62416). It should be noted that we have not audited any financial statements of the Company subsequent to December 31, 2001 or performed any audit procedures subsequent to the date of our reports.



/s/Arthur Andersen LLP
Atlanta, Georgia
March 26, 2002

                                                              Exhibit 99.1

                                                              March 28, 2002


Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, N.W.
Washington, D.C.  20549

                                     Re:          Arthur Andersen LLP (AA)

     The purpose of this letter is to address the requirements of the Securities and Exchange Commission (SEC) with respect to issuers that include accountants reports from AA issued after March 14, 2002 in filings with the SEC.

     In connection with the audit of the consolidated financial statements of Atlantic Tele-Network, Inc. and subsidiaries (the "Company") as of December 31, 2001 and for the year then ended, AA has issued a report to the shareholders and directors of the Company dated February 27, 2002. The Report is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

     In accordance with the requirements of the SEC, the Company has received the following written representations from AA:

     We have audited the consolidated financial statements of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 2001 and for the year then ended and have issued our report thereon dated February 27, 2002. We represent that this audit was subject to our quality control system for the United States accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen personnel working on the audit and availability of national office consultation. Availability of personnel at foreign affiliates of Arthur Andersen is not relevant to this audit.


                         ATLANTIC TELE-NETWORK, INC.




                         By:     /s/  Steven  M. Ross


                                  Acting Chief Financial Officer,
                                  Treasurer and Chief Accounting Officer

                 Atlantic Tele-Network, Inc. and Subsidiaries


                       Consolidated Financial Statements

                       AND FINANCIAL STATEMENT SCHEDULES

                       December 31, 1999, 2000, and 2001





                                                       INDEX



Report of Independent Public Accountants....................................F-2


Financial statements

  Consolidated Balance Sheets--December 31, 2000 and 2001...................F-3

  Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 2000, and 2001.........................................F-4

  Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 2000, and 2001.........................................F-5

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 2000, and 2001.........................................F-6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................F-7


FINANCIAL STATEMENT SCHEDULES

         Schedule II--Valuation and Qualifying Accounts for the Years Ended
         December 31, 1999, 2000, and 2001.................................F-24

         Report of Independent Public Accountants as to Schedules..........F-25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlantic Tele-Network, Inc.:


     We have audited the accompanying consolidated balance sheets of ATLANTIC TELE-NETWORK, INC. (a Delaware corporation) AND SUBSIDIARIES as of
December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




\s\ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 27, 2002



                 Atlantic Tele-Network, Inc. and Subsidiaries


                          Consolidated Balance sheets

                          December 31, 2000 and 2001

                       (In Thousands, Except Share Data)





                                                                                               2000         2001
                                                                                               ----         ----

Assets
Current assets:
   Cash and cash equivalents                                                                $  24,495     $ 17,536
   Marketable securities                                                                            0        6,385
   Accounts receivable, net                                                                    21,099       16,561
   Materials and supplies                                                                       4,944        4,498
   Prepayments and other current assets                                                         2,507        2,784
                                                                                                -----        -----
            Total current assets                                                               53,045       47,764
                                                                                               ======       ======
fixed assets:
   Property, plant, and equipment (Note 5)                                                     90,546      107,603
      Less accumulated depreciation                                                           (18,087)     (25,651)
                                                                                              -------      -------
            Net fixed assets                                                                   72,459       81,952
                                                                                               ------       ------
Investment in and advances to Bermuda Digital Communications, Ltd.                             6,616        6,700
                                                                                                -----        -----
Other assets                                                                                    5,850        5,590
                                                                                                -----        -----
            Total assets                                                                     $137,970     $142,006
                                                                                             ========     ========



Liabilities and stockholders' equity

Current liabilities:
   Current portion of long-term debt                                                         $  1,687     $  2,402
   Accounts payable and accrued liabilities                                                    12,255        7,876
   Accrued taxes                                                                                5,427        4,082
   Advance payments and deposits                                                                1,433        1,800
   Other current liabilities                                                                    4,681        4,147
                                                                                                -----        -----
            Total current liabilities                                                          25,483       20,307

Deferred income taxes                                                                          5,303        5,953

Long-term debt, excluding current portion                                                       2,513        5,582
                                                                                                -----        -----
            Total liabilities                                                                  33,299       31,842
                                                                                               ------       ------
Minority interests                                                                             21,202       21,221
                                                                                               ------       ------
COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' equity:
   Preferred stock, $.01 par value per share; 10,000,000 shares authorized,
   none issued and outstanding                                                                      0            0
   Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424
   issued and 4,986,527 and 4,995,595 shares outstanding in 2000 and 2001, respectively            52           52
   Treasury stock, at cost                                                                     (1,539)      (1,501)
   Additional paid-in capital                                                                  55,785       55,787
   Retained earnings                                                                           29,372       34,571
   Accumulated other comprehensive loss                                                          (201)          34
                                                                                                 ----           --
            Total stockholders' equity                                                         83,469       88,943
                                                                                               ------       ------
            Total liabilities and stockholders' equity                                       $137,970     $142,006
                                                                                             ========     ========



     The accompanying notes are an integral part of these consolidated balance sheets.



                 Atlantic Tele-Network, Inc. and Subsidiaries

                     Consolidated statements of operations

             for the years ended December 31, 1999, 2000, and 2001

                       (In Thousands, Except Share Data)



                                                                                  1999         2000        2001
                                                                                  ----         ----        ----

Telephone operations:
    Operating revenues:
       International long-distance revenues                                      $73,737      $62,370      $62,467
       Local exchange service revenues                                             8,692       11,724       18,538
       Other revenues                                                              1,602        2,480        2,657
                                                                                   -----        -----        -----
              Total operating revenues                                            84,031       76,574       83,662
                                                                                  ======       ======       ======
    Operating expenses:
       International long-distance expenses                                       33,319       20,358       16,655
       Plant-specific operations                                                   5,099        5,425        5,739
       Plant-nonspecific operations                                                7,211        8,444       10,124
       Customer operations                                                         2,705        3,156        5,186
       Corporate operations                                                        4,857        4,969        5,628
       General and administrative expenses                                         6,138        4,482        5,732
       Taxes other than income taxes                                                 836          836          847
                                                                                     ---          ---          ---
              Total operating expenses                                            60,165       47,670       49,911
                                                                                  ------       ------       ------
              Income from telephone operations                                    23,866       28,904       33,751
                                                                                  ------       ------       ------
Other operations:
    Revenues of other operations                                                   1,741        3,826        4,487
    Expenses of other operations                                                   2,340        5,065       (7,938)
    Asset write-down                                                                   0            0       (3,037)
                                                                                       -            -       ------
              Loss from other operations                                            (599)      (1,239)      (6,488)
                                                                                    ----       ------       ------
Other income (expense):
    Interest expense                                                              (1,875)      (1,480)        (576)
    Interest income                                                                2,321        2,297        1,557
    Other income (expense), net                                                     (474)         674        1,832
    Loss on investment, net                                                            0            0       (3,250)
              Other income (expense), net                                            (28)       1,491         (437)
                                                                                     ---        -----         ----
Income before income taxes and minority interests                                 23,239       29,156       26,826
                                                                                  ------       ------       ------

Income taxes                                                                      11,898       14,403       14,557
                                                                                  ------       ------       ------
Income before minority interests                                                  11,341       14,753       12,269

Minority interests                                                                (1,676)      (2,428)      (3,078)
                                                                                  ------       ------       ------
Net income                                                                      $  9,665      $12,325      $ 9,191
                                                                                ========      =======      =======

Net income per share:
    Basic                                                                          $2.05        $2.51        $1.84
                                                                                   =====        =====        =====

    Diluted                                                                        $2.05        $2.51        $1.83
                                                                                   =====        =====        =====

Weighted average common sHARES outstanding:
    Basic                                                                          4,705        4,912        4,987
                                                                                   =====        =====        =====

    Diluted                                                                        4,715        4,913        5,013
                                                                                   =====        =====        =====


     The accompanying notes are an integral part of these consolidated financial statements.


                 Atlantic Tele-Network, Inc. and Subsidiaries


                Consolidated statements of stockholders' equity

             for the years ended December 31, 1999, 2000, and 2001

                       (In Thousands, Except Share Data)




                                                                                      Accumulated
                                                Treasury    Additional                    Other           Total
                                      Common    Stock, at    Paid-In     Retained     Comprehensive   Stockholders'
                                      Stock       cost       Capital     Earnings     (Loss) Income       Equity
                                      -----       ----       -------     --------     -------------       ------

Balance, December 31, 1998             $49      $   (555)    $54,195      $15,185       $     0          $68,874

   Purchase of 190,700 shares            0        (1,795)          0            0             0           (1,795)
   of common stock
   Reissuance of 100,000 shares
   of common stock for acquisition       0           932          68            0             0            1,000
   Dividends on common stock             0             0           0       (2,810)            0           (2,810)
   Net income                            0             0           0        9,665             0            9,665
   Other comprehensive loss              0             0           0            0          (157)            (157)
                                         -             -           -            -          ----             ----
BALANCE, December 31, 1999              49        (1,418)     54,263       22,040          (157)          74,777
                  === ====              ==        ======      ======       ======          ====           ======

   Purchase of 57,000 shares
   of common stock                       0          (529)          0            0             0             (529)
   Issuance of 242,424 shares of
   common stock for acquisition          3             0       1,388            0             0            1,391
   Reissuance of 40,000 shares
   of common stock for acquisition       0           367          25            0             0              392
   Award of 17,713 shares of common
   stock under Directors
   Remuneration Plan                     0             0         150            0             0              150
   Reissuance of 4,403 shares of
   common stock under Directors
   Remuneration Plan                     0            41         (41)           0             0                0
   Cash paid in Acquisition of
   Antilles Wireless (Note 3)            0             0           0       (1,500)            0           (1,500)
   Dividends on common stock             0             0           0       (3,493)            0           (3,493)
   Net income                            0             0           0       12,325             0           12,325
   Other comprehensive loss              0             0           0            0           (44)             (44)
                                         -             -           -            -           ---              ---
BALANCE, December 31, 2000              52        (1,539)     55,785       29,372          (201)          83,469
                                        ==        ======      ======       ======          ====           ======

   Purchase of 4,900 shares of
      common stock                       0           (67)          0            0             0              (67)
   Reissuance of 13,750 shares
   of common stock for
   exercise of stock options             0           105           2            0             0              107
   Dividends on common stock             0             0           0       (3,992)            0           (3,992)
   Net income                            0             0           0        9,191             0            9,191
   Other comprehensive income            0             0           0            0           235              235
                                         -             -           -            -           ---              ---
BALANCE, December 31, 2001             $52       $(1,501)    $55,787      $34,571           $34          $88,943
                                       ===        =======     =======      =======           ===          =======


     The accompanying notes are an integral part of these consolidated financial statements.


                 Atlantic Tele-Network, Inc. and Subsidiaries

                     Consolidated statements of cash flows

             for the years ended December 31, 1999, 2000, and 2001

                       (In Thousands, Except Share Data)


                                                                                    1999        2000       2001
                                                                                    ----        ----       ----

Cash flows from operating activities:
   Net income                                                                     $  9,665     $12,325      $9,191
   Adjustments to reconcile net income to net cash flows provided by
         Depreciation and amortization                                               5,731       8,113       9,398
         Deferred income taxes                                                       1,939       2,400         650
         Minority interests                                                          1,676       2,428       3,078
         Equity in losses (earnings) of Bermuda Digital Communications, Ltd.           454        (345)     (1,228)
         Loss on Investment                                                              0           0       5,000
         Asset write down                                                                0           0       3,037
         Changes in operating assets and liabilities:
            Accounts receivable, net                                                 3,936        (587)      4,632
            Materials and supplies, prepayments, and other current assets           (2,750)      1,447       1,132
            Uncollected surcharges                                                   3,646         303         157
            Accounts payable and accrued liabilities                                (3,187)      4,350      (4,379)
            Accrued taxes                                                               62      (2,396)     (1,345)
            Other                                                                    1,412        (225)       (874)
                                                                                     -----        ----        ----
               Net cash flows provided by operating activities                      22,584      27,813      28,449
                                                                                    ======      ======      ======
Cash flows from investing activities:
   Capital expenditures                                                            (14,521)    (18,298)    (21,406)
   Proceeds from sale of property, plant, and equipment                                  0           0       1,050
   Purchase of marketable securities, net                                                0           0      (6,351)
   Investment in LighTrade, Inc.                                                         0           0      (5,250)
   Acquisitions, net of cash received                                                 (875)     (1,025)          0
   Investment in and advances to Bermuda Digital Communications, Ltd.                 (750)     (1,160)          0
   Distribution to minority shareholders                                                 0      (1,597)     (3,050)
   Other investments                                                                (2,068)          0        (126)
                                                                                    ------           -        ----
               Net cash flows used in investing activities                         (18,214)    (22,080)    (35,133)
                                                                                   =======     =======     =======
Cash flows from financing activities:
   Repayment of long-term debt                                                      (3,418)     (7,179)     (1,916)
   Issuance of long-term debt                                                            0           0       5,700
   Purchase of common stock                                                         (1,795)       (529)        (67)
   Cash paid in Acquisition of Antilles Wireless                                         0      (1,500)          0
   Dividends paid on common stock                                                   (2,810)     (3,493)     (3,992)
                                                                                    ------      ------      ------
               Net cash flows (used in) provided by financing activities            (8,023)    (12,701)       (275)
                                                                                    ======     =======        ====
Net change in cash and cash equivalents                                             (3,653)     (6,968)     (6,959)
                                                                                    ======      ======      ======

Cash and cash equivalents, beginning of year                                        35,116      31,463      24,495
                                                                                    ======      ======      ======
Cash and cash equivalents, end of year                                             $31,463     $24,495     $17,536
                                                                                   =======     =======     =======

Supplemental cash flow information:
   Interest paid                                                                  $  1,860    $  1,440    $    584
                                                                                  ========    ========    ========

   Income taxes paid                                                               $11,836     $16,799     $15,902
                                                                                   =======     =======     =======

Noncash activities:
   Issuance of common stock--Antilles Wireless acquisition                              $0      $1,391          $0
                                                                                        ==      ======          ==

   Issuance of common stock--VI Access, Inc. acquisition                            $1,000          $0          $0
                                                                                    ======          ==          ==

   Issuance of common stock--Cobex International Inc.                                   $0        $392          $0
                                                                                        ==        ====          ==


     The accompanying notes are an integral part of these consolidated financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries


                  Notes to Consolidated Financial Statements

                       December 31, 1999, 2000, and 2001



     1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the United States ("U.S.") Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN
(Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti (see Note 3). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. ("BDC"), a Bermuda corporation which operates under the name "Cellular One" and is the sole cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.


     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying consolidated balance sheets as of December 31, 2000 and 2001 and the results of operations and cash flows for the three years in the period ended December 31, 2001 include the accounts of the Company and its majority-owned subsidiaries, GT&T, Transnet S.A., and ATN (Haiti), and its wholly owned subsidiaries, Wireless World and Atlantic Tele-Center, Inc. Investments in affiliated entities in which the Company has at least 20% ownership and less than 50% ownership and does not have management control are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation.

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

     Cash and Cash Equivalents

     For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000 and 2001, $4.9 million and $2.6 million, respectively, of the Company's cash was denominated in the Guyanese dollar. There are no significant restrictions on the Company's use of this cash or its ability to convert this cash to U.S. dollars.

     Marketable Securities

     Marketable securities consist of investments in Government National Mortgage Association pools of mortgages maturing during 2028. The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

     Materials and Supplies

     Materials and supplies primarily include customer premise equipment, cables, and poles at GT&T and are carried in inventory at weighted average cost.

     Fixed Assets

     The Company's fixed assets are recorded at cost. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

     The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 9.5%, 9.1%, and 9.4% for GT&T during the years ended December 31, 1999, 2000, and 2001, respectively. With respect to GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized at GT&T in connection with ordinary retirements of depreciable property. At January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission ("PUC"). In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC.

     Intangible Assets

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                                           Years
                                                           -----

  Goodwill                                                12 to 15
  FCC licenses                                            10
  Customer lists                                          5
  Noncompete agreements                                   6


     Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

     Minority Interests

     Minority interests in the accompanying consolidated statements of operations represents the minority shareholders' share of the income or loss of consolidated subsidiaries, consisting principally of GT&T but also including ATN (Haiti) and Transnet. The minority interests in the accompanying consolidated balance sheets reflect the original investments by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries and net of any distribution from the consolidated subsidiaries.

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

     The Company recognizes revenue from subscriptions to the Wireless World Internet service over the period that services are provided. These revenues are included in the accompanying consolidated statements of operations as revenues of other operations.

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using currently enacted tax rates.

     Credit Concentrations and Significant Customers

     Revenues from AT&T, WorldCom, Teleglobe, and British Telecom, consisting of international long-distance revenues, comprised approximately 24%, 18%, 14%, and 8% of total revenues for the year ended December 31, 1999, respectively; 0%, 35%, 5%, and 10%, respectively, of total revenues for the year ended December 31, 2000, and 0%, 47%, 4%, and 3%, respectively, of total revenues for the year ended December 31, 2001. No other customers accounted for more than 10% of total revenues. The majority of the connecting companies' accounts receivable are due from these companies. The agreement between GT&T and AT&T terminated on December 31, 1999 as a result of AT&T's insistence that GT&T agree to a substantial reduction in the settlement rate for traffic between the U.S. and Guyana AT&T and GT&T entered into a new agreement effective November 1, 2001. The new agreement restored service at the previous rate of $0.85 per minute until January 1, 2002 when the FCC mandated settlement rate of $0.23 per minute would be in effect.

     A portion of the Company's international long-distance revenue in 1999 has been generated through audiotext providers, which operate as service bureaus or intermediaries for a number of audiotext information providers. Revenues from two service bureaus, Beylen Telecommunications, Ltd. and Islands Telephone Company Limited, comprised 14% and 6%, respectively, of total revenues for the year ended December 31, 1999. No service provider accounted for more than 10% of total revenues during the years ended December 31, 2000 or 2001.

     Sources of Supplies

     GT&T voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist that would be on commensurate terms, and that operating results would not be adversely affected.

     Foreign Currency Gains and Losses

     With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 1999, 2000 and 2001, foreign currency (losses) and gains related primarily to settlements with foreign carriers and amounted to $(30,000), $37,000 and $(326,000), respectively. All of the foregoing gains and losses are included in the accompanying consolidated statements of operations as part of international long-distance revenues.

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

     Fair Value of Financial Instruments

     The Company's financial instruments include cash and cash equivalents, debt, and other short-term assets and liabilities. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2000 and 2001, the estimated fair values of all of the Company's financial instruments approximate their carrying values.

     Net Income Per Share

     Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company's stock options are its only potentially dilutive securities. For the years ended December 31, 1999, 2000, and 2001, some of the potentially dilutive securities were dilutive and, therefore, are included in diluted net income per share. A reconciliation of basic net income per share to diluted net income per share for the years ended
December 31, 1999, 2000, and 2001 is as follows (in thousands, except share data):


                                   1999                          2000                           2001
                        ===========================  ============================  ===============================
                                 Weighted   Income            Weighted   Income              Weighted      Income
                          Net     Average     Per      Net     Average     Per       Net      Average        Per
                        Income    Shares     Share    Income    Shares    Share     Income     Shares       Share

Basic net income         $9,665    4,705     $2.05    $12,325   4,912      $2.51    $9,191      4,987        $1.84
Dilutive
   Stock options              0       10     (0.00)         0       1      (0.00)        0         26        (0.01)
                              -       --     -----          -       -      -----         -         --        -----
Diluted net income       $9,665    4,715     $2.05    $12,325   4,913      $2.51    $9,191      5,013        $1.83
                         ======    =====     =====    =======   =====      =====    ======      =====        =====

   Derivative Instruments and Hedging Activities

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which the Company adopted effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 had no material impact on the Company's consolidated financial statements as the Company has no material derivative instruments or hedging activities.

     Reclassifications

     Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

     New Accounting Pronouncements

     The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. The Company has not effected any business combinations subsequent to June 30, 2001.

     Also in June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supercedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives, which are no longer limited to 40 years. The provisions of SFAS No. 142 must be adopted on January 1, 2002 by the Company. The Company recorded amortization expense related to goodwill arising from business combinations (which had an indefinite useful life) of approximately $219,000 for the year ended December 31, 2001. The adoption of the provisions of SFAS No. 142 on January 1, 2002 will not have a material impact on the Company's consolidated financial statements.

     Additionally in June 2001, the FASB issued SFAS No. 143, "Asset Retirement Obligations," which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset's useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted by 2003 and is not expected to have a material impact on the Company's results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supercedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business contained in APB Opinion No. 30. SFAS No. 144 establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The provisions of SFAS No. 144 are effective beginning in 2002 and are not expected to have a material impact on the Company's results of operations or financial position.

     3. ACQUISITIONS

     Bermuda Digital Communications, Ltd.

     On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. In 1998 and 1999 the Company also provided loans to BDC totaling $3.9 million at Citibank's prime rate plus 3% (7.75% at December 31, 2001). BDC is required to make principal payments on a quarterly basis beginning in September 2002 and continuing through June 2004. BDC is scheduled to repay approximately $1.0 million of principal and interest in 2002. The principal amount payable to the Company in 2002 is included in prepayments and other current assets in the accompanying consolidated balance sheets. The final principal payment is due in June 2004. In accordance with the terms of the loan, interest payments were deferred and added to the principal until BDC achieved a positive quarterly operating cash flow. BDC began paying interest on the loan in April 2000, at which time $1.0 million of interest had been added to principal. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2001, the Company had a 46% equity interest in BDC. This investment is accounted for under the equity method of accounting. As of December 31, 2001, the Company had invested $2.2 million in BDC stock and had recorded cumulative equity in earnings of $910,000. For the years ended December 31, 1999, 2000, and 2001, the Company recorded equity in (losses) earnings of BDC of $(454,000), $345,000, and 1,228,000, respectively, which are included in the accompanying consolidated statements of operations as other income (expense), net. In July 2003, the Company has the option, subject to the provisions of the Bermuda Companies Act, to sell to BDC any or all of the shares it then owns in BDC, and in July 2008 BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC shares owned by the Company. Each such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank.

     VI Access, Inc.

     In October 1999, Wireless World was formed by ATN and acquired the "viaccess" internet service provider business and certain other assets of Ackley Caribbean Enterprises, Inc. for a purchase price of $875,000 in cash and 100,000 shares of ATN common stock. In March 2000, Wireless World acquired the specialized mobile radio ("SMR") and paging business of Ackley Caribbean Enterprises, Inc. for $625,000 in cash. These acquisitions have been accounted for as purchases in accordance with Accounting Principles Board ("APB") Opinion No. 16. The excess of the cost over the estimated fair value of the net tangible assets acquired amounts to approximately $1.6 million and has been included in other assets in the accompanying consolidated balance sheets. The $1.6 million purchase price excess has been allocated between goodwill, customer list, and noncompete agreements.

     ATN (Haiti) and Transnet

     Effective June 2, 1998, the Company acquired a 75% interest in ATN (Haiti) for $1.8 million in cash and a commitment to issue 15,873 shares of ATN common stock in the future. During 1999, the Company determined that issuance of the 15,873 shares of ATN common stock was not warranted, and, the Company acquired an additional 5% interest in ATN (Haiti) in settlement of claims under the acquisition agreement. The original purchase price allocation was adjusted accordingly. The Company acquired a 95% interest in Transnet (subsequently reduced to 80%) in July 2000 for $150,000. These acquisitions were accounted for as purchases in accordance with APB Opinion No. 16. Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values as of the acquisition date.

     Due to poor operating results the Company has initiated a process to curtail operations and sell the assets of ATN (Haiti) and Transnet. During the fourth quarter of 2001, the Company completed a review of the assets of ATN (Haiti) pursuant to SFAS No. 121,"Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and wrote the Company's investment in ATN (Haiti) down to zero. This resulted in an approximate $3.0 million asset write-down (approximately $2.0 million net of tax).

     Antilles Wireless

     Effective March 31, 2000, Wireless World acquired the assets and business of Antilles Wireless for 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services. The entire equity interest in Antilles Wireless was owned by the Chairman of the Board and majority shareholder of the Company. In accordance with American Institute of Certified Public Accountants Interpretation No. 39 of APB Opinion No. 16, the assets and liabilities acquired from Antilles Wireless have been recorded at Antilles Wireless's cost similar to a pooling-of-interests transaction, and the cash portion of the consideration of $1.5 million has been treated as a distribution to a stockholder analogous to a cash dividend.

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

     LighTrade, Inc. ("LighTrade")

     LighTrade was a Washington, D.C. based company in the developmental stage, which was seeking to establish a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications carriers and service providers to interconnect with each other and to help create a public market for trading "band-width" (telecommunications transport capacity). During the first quarter of 2002, LighTrade filed for Chapter 7 bankruptcy protection.

     During 2001, the Company acquired a significant minority interest in LighTrade for $5.0 million. The Company does not expect to recover any of this investment in the bankruptcy proceedings and has recorded an investment impairment charge of $5.0 million (approximately $3.3 million, net of tax) which is included as loss on investment, net in the accompanying consolidated statements of operations.

     In addition to the Company's $5.0 million investment in LighTrade, the Company made secured loans of $250,000 to LighTrade during 2001 and an additional $320,000 in January 2002. The Company feels these amounts will be recoverable based on the Company's security interest in certain assets of LighTrade.

     Pro Forma Results

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 assume that the acquisitions of VI Access, Inc., Antilles Wireless, and Cobex completed during 1999 and 2000, which were accounted for as purchases, occurred as of January 1, 1999 (in thousands, except per share data):

                                                        1999         2000
                                                        ----         ----

Revenues (telephone and other operations)              $87,518      $80,528
Net income                                               9,084       12,162
Basic and diluted net income per share                    1.93         2.48



     4. ACCOUNTS RECEIVABLE

     As of December 31, 2000 and 2001, accounts receivable consist of the following (in thousands):

                                                                       2000         2001
                                                                       ----         ----

Subscribers, net of allowance for doubtful accounts of $488
and $415, respectively                                              $ 3,093      $ 3,554
Connecting companies, net of allowance for doubtful accounts of
$2,857 and $4,771 in 2000 and 2001, respectively                     16,994       11,937
Other                                                                 1,012        1,070
                                                                      -----        -----
              Total accounts receivable, net                        $21,099      $16,561
                                                                    =======      =======


  5.     FIXED ASSETS

     As of December 31, 2000 and 2001, property, plant, and equipment consist of the following (in thousands):

                                                          2000         2001
                                                          ----         ----

Outside plant                                            $29,316      $33,160
Central office equipment                                  33,580       42,677
Land and building                                          4,859        4,094
Station equipment                                          2,739        3,231
Cable TV, Office and internet equipment                    5,567       14,603
Other                                                      4,836        7,642
                                                           -----        -----
              Total plant in service                      80,897      105,407

Construction in progress                                   9,649        2,196
                                                           -----        -----
              Total property, plant, and equipment       $90,546     $107,603
                                                         =======     ========



As a result of a valuation of the Company's net assets in a non-pro rata split-off during 1997, fixed assets were reduced by $49.2 million from their previous carrying value, which was based primarily on historical cost. The reduced carrying value of fixed assets is below replacement value.


  6.     OTHER ASSETS

     As of December 31, 2000 and 2001, other assets consist of the following
(in thousands):

                                                                              2000        2001
                                                                              ----        ----

FCC Licenses, net of accumulated amortization of $335 and $431, respectively     $466         370
Noncompete agreements, net of accumulated amortization
of $40 and $72, respectively                                                      160         128
Customer lists, net of accumulated amortization of
$60 and $120, respectively                                                        240         180
Goodwill, net of accumulated amortization of $308 and $317
in 2000 and 2001, respectively                                                  2,269       1,593
Prepaid pension                                                                 1,210       1,730
Uncollected surcharges, net of current portion of $147 and
$441 in 2000 and 2001, respectively                                               997         546
Other                                                                             508       1,043
                                                                                  ---       -----
                                                                               $5,850      $5,590
                                                                               ======      ======

  7.     LONG-TERM DEBT

As of December 31, 2000 and 2001, long-term debt consists of the following (in thousands):

                                                                               2000        2001
                                                                               ----        ----

Notes payable to Northern Telecom International Finance B.V. by GT&T
under a $34 million equipment financing agreement (the GT&T equipment loan     $4,131      $2,479

Notes payable to U.S. Bancorp Equipment Finance, Inc. by ATN                        0       2,969
under a $3.2 million equipment financing agreement

Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN                         0       2,487
under a $2.5 million equipment financing agreement

Other                                                                              69          49
                                                                                   --          --
                                                                                4,200       7,984

Less current portion                                                            1,687       2,402
                                                                                -----       -----
              Total long-term debt                                             $2,513      $5,582
                                                                               ======      ======

     The GT&T Equipment Loans require monthly principal payments plus interest, with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loans are at fixed rates ranging from 8.82% to 10.32% as of December 31, 2001.

     The GT&T Equipment Loans are guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. During 2000, Northern Telecom International Finance B.V. ("Northern Telecom") waived the Company's requirement to maintain a debt service reserve fund and escrow account. Accordingly, the balance of the debt service reserve fund and escrow account of $3.9 million was used to reduce outstanding borrowings under the notes payable to Northern Telecom.

     In July 2001, the Company obtained a $1.0 million short-term credit facility that allows for borrowings to be used for the Company's current operating and capital needs. The interest rate on the facility is prime plus 1%.As of December 31, 2001 the Company had no borrowings under this agreement.

     In August 2001, ATN entered into a $3.2 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is secured by property of ATN and its subsidiaries. At December 31, 2001, approximately $3.0 million was outstanding on the loan. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2005. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 6.52%. As of December 31, 2001, the interest rate was 8.552% and the weighted average interest rate for 2001 was 9.091%. The fair value of amounts outstanding at December 31, 2001 approximates the related carrying amount.

     In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is secured by property of ATN and its subsidiaries. At December 31, 2001, approximately $2.5 million was outstanding on the loan. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of December 31, 2001, the interest rate was 5.392% and the weighted average interest rate for 2001 was 5.392%. The fair value of amounts outstanding at December 31, 2001 approximates the related carrying amount.

     Future maturities of long-term debt at December 31, 2001 are as follows (in thousands):

     2002                                                  $2,402
     2003                                                   1,938
     2004                                                   1,197
     2005                                                     697
     2006                                                     210
     2007 and thereafter                                    1,540
     ----                                                   -----
                                                           $7,984
                                                           ======

     8. EQUITY

     Common Stock

     Dividends were paid at the rate of $0.175 per share per quarter from April 2000 through January 2001 and at the rate of $0.20 per share per quarter from April 2001 through January 2002. The declared dividends in the fourth quarter of 2000 and 2001 are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets as of December 31, 2000 and 2001.

     Treasury Stock

     In October 1999, the Company used 100,000 of treasury stock in connection with Wireless World's acquisition of VI Access, Inc., and in November 1999, the board of directors authorized additional repurchases to return the number of shares of treasury stock to 250,000. During November and December 1999, the Company repurchased an additional 2,300 shares of its common stock at an aggregate cost of $19,000 or an average price of $8.26 per share.

     In 2000, the Company repurchased an additional 57,000 shares of its common stock at an aggregate cost of approximately $529,000 or an average price of $9.28 per share.

     In June 2000, the Company used 40,000 of these shares in connection with the acquisition of Cobex. In July 2000, the Company issued 4,403 of these shares to a director under the board of directors' remuneration plan.

     In 2001, the Company repurchased an additional 4,900 shares of its common stock at an aggregate cost of approximately $67,000 or an average price of $13.67 per share.

     Board of Directors' Remuneration Plan

     Directors who are not officers or employees of the Company have the option under a director's remuneration plan ("Directors' Plan"), adopted by the board of directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of company common stock on a deferred basis. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. Directors' annual retainers relate to their terms of office which run from one annual stockholders' meeting to the next. The following table shows for each of the three calendar years the amounts of annual retainer which participating directors have elected to take in stock units under the Directors Plan and the number of stock units allocated to them under the Plan:




------------------------------------------------------------------------------
           Year                  Annual Retainer         Number of
                               paid in Stock Units      Stock Units

------------------------------------------------------------------------------
           1999
 1998-1999 Term of office           $37,500             4,110 Share Units
 1999-2000 Term of office           $75,000             6,898 Share Units
------------------------------------------------------------------------------
           2000

 2000-2001 Term of office           $75,000             6,705 Share Units
------------------------------------------------------------------------------
           2001

 2001-2002 Term of office          $100,000             9,083 Share Units
------------------------------------------------------------------------------

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

     In 2001, the Company granted an option to an employee to purchase 25,000 shares of the Company's common stock at an average exercise price of $11.01 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over four years. During 2001, certain employees exercised stock options to purchase 13,750 shares.

     The following table summarizes the transactions under the Option Plan:

                                                                     Number of
                                                                   -------------
                                                                      Options

 Outstanding at December 31, 1998                                       130,000
     Forfeited                                                          120,000
                                                                        -------
 Outstanding at December 31, 1999                                        10,000
     Granted                                                            125,000
                                                                        -------
 Outstanding at December 31, 2000                                       135,000
     Granted                                                             25,000
     Exercised                                                          (13,750)
                                                                        -------
 Outstanding at December 31, 2001                                       146,250
                                                                        =======

     In 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion
No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 were used.


     The Company has elected to continue to account for its Option Plan under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company's common stock granted to employees during the years ended December 31, 1999, 2000, and 2001 using the Black-Scholes option pricing model, as allowed under SFAS
No. 123 and based on the following assumptions:

                                    1999            2000           2001
                                    ----            ----           ----

Risk-free interest rate             4.49%           6.63%          3.86%
Expected dividend yield             6%              7%             6%
Expected lives                      Four years      Five years     Five years
Expected volatility                 72%             54%            54%

     At December 31, 1999, 2000, and 2001, there were 10,000, 135,000, and
146,250 options outstanding, respectively, with a weighted average remaining contractual life of 9 years, 9.2 years, and 8.4 years, respectively, and a weighted average exercise price of $9.625, $11.80, and $11.90 per share, respectively. The weighted average fair value of options granted during the year ended December 31, 2000 and 2001 was $4.12 and $3.47 per share, respectively, subject to option, or $515,000 and $87,000 in aggregate, respectively. If the Company had accounted for these options in accordance with SFAS No. 123, the Company would have amortized this fair value over the vesting period of the options, resulting in $7,000, $97,000, and $129,000 in compensation expense for the years ended December 31, 1999, 2000, and 2001, respectively. The Company's reported net income and net income per share for the years ended December 31, 1999, 2000, and 2001 would have been as follows (in thousands, except per share data):


                                           1999        2000        2001
                                           ----        ----        ----

Net income:
    As reported--basic and diluted         $9,665     $12,325      $9,191
                                           ======     =======      ======

    Pro forma--basic and diluted           $9,658     $12,228      $9,062
                                           ======     =======      ======

Earnings per share:
    As reported--basic                      $2.05       $2.51       $1.84
                                            =====       =====       =====

    As reported--diluted                    $2.05       $2.51       $1.83
                                            =====       =====       =====

    Pro forma--basic                        $2.05       $2.49       $1.82
                                            =====       =====       =====

    Pro forma--diluted                      $2.05       $2.49       $1.81
                                            =====       =====       =====


  9.     INCOME TAXES


     The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 1999, 2000, and 2001 (in thousands):

                                              1999          2000         2001
                                              ----          ----         ----

 Tax computed at statutory U.S. Federal
 income tax rates                             $8,134       $10,205       $9,389
 Guyanese income taxes in excess of
 statutory U.S. tax rates                      2,217         2,693        3,235
        Other, net                             1,547         1,505        1,933
                                               -----         -----        -----
        Income tax expense                   $11,898       $14,403      $14,557
                                             =======       =======      =======

     The components of income tax expense for the years ended December 31, 1999, 2000, and 2001 are as follows (in thousands):


                                              1999          2000         2001
                                              ----          ----         ----

Current:
    United States                               $345          $926         $801
    Foreign                                    9,649        11,504       12,383
Deferred                                       1,904         1,973        1,373
                                               -----         -----        -----
                                             $11,898       $14,403      $14,557
                                             =======       =======      =======

     The significant components of deferred tax assets and liabilities are as follows as of December 31, 2000 and 2001 (in thousands):


                                                              2000       2001
                                                              ----       ----
Deferred tax assets:
    Nondeductible expenses                                 $ 2,225     $4,663
    Other                                                      164        193
                                                               ---        ---
                                                             2,389      4,856
                                                             -----      -----
Deferred tax liabilities:
 Differences between book and tax basis of fixed assets      5,019      7,358
 Revenues not recognized for tax purposes                      673        470
 Other                                                           0        293
                                                                 -        ---
                                                             5,692      8,121
                                                             -----      -----
Net deferred tax liabilities                                (3,303)    (3,265)
Portion included in current assets                           2,000      2,688
                                                             -----      -----
Noncurrent deferred tax liabilities                        $(5,303)   $(5,953)
                                                           =======    =======



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

     The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2000 and 2001:

                                                             2000        2001
                                                             ----        ----

Discount                                                    11.00%       8.00%
Annual salary increase                                       7.50        7.50
Expected long-term return on plan assets                     9.25        9.25

     Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2000 and 2001 (in thousands):

                                                             2000        2001
                                                             ----        ----

Projected benefit obligations:
    Balance at beginning of year:                          $1,222      $1,830
       Service cost                                           161         206
       Interest cost                                          152         217
       Benefits paid                                          (66)        (54)
       Actuarial loss                                         361       1,730
                                                              ---       -----
    Balance at end of year                                 $1,830      $3,929
                                                           ======      ======

Plan assets:
    Balance at beginning of year:                          $2,109      $2,694
       Actual return on plan assets                           103         209
       Company contributions                                  548         694
       Benefits paid                                          (66)        (54)
                                                              ---         ---
    Balance at end of year                                 $2,694      $3,543
                                                           ======      ======

     The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2000 and 2001 (in thousands):

                                                            2000       2001
                                                            ----       ----

Funded status                                               $  864    $  (385)
Unrecognized prior service cost                                142        129
Unrecognized net actuarial loss                                204      1,986
                                                               ---      -----
Prepaid asset recognized in the
accompanying consolidated balance sheets                    $1,210     $1,730
                                                            ======     ======

     Components of the plan's net periodic pension cost are as follows for the years ended December 31, 1999, 2000, and 2001 (in thousands):


                                                     1999     2000     2001
                                                     ----     ----     ----

Service cost                                         $185     $161     $206
Interest cost                                         142      152      217
Expected return on plan assets                       (166)    (215)    (268)
Recognized net actuarial gain                           0       (5)       5
Net amortization                                       13       13       13
                                                       --       --       --
Net periodic pension cost                            $174     $106     $173
                                                     ====     ====     ====

     11. Commitments and Contingencies


     Regulatory Matters

     GT&T is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991, and because of the large volume of traffic which GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

     In 1997 the Federal Communications Commission (the "FCC") issued a report and order in a rule-making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries, such as Guyana, and required that settlement rates between the U.S. and low-income countries be reduced from $.85 to $.23 per minute by January 1, 2002. The $.85 per minute provided a significant subsidy to GT&T operations and network expansion activities. In 2001, the Company made an application to the staff of the FCC for relief from the FCC's order, and that application was denied by the FCC staff. The Company has appealed the staff's determination to the full Commission.

     In 2001, he Government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government.

     On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates which represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional annual revenues over and above the interim rates then in effect. This was further updated on August 31, 2000 to reflect additional proposed revenues of $8.5 million per year. On December 21, 2001 the PUC issued an order denying GT&T any further rate increase and confirming as permanent the interim rates then in effect. GT&T has appealed this PUC decision to the Guyana Court of Appeal. The PUC also scheduled further hearings to assess the need to adjust GT&T local rates in light of the FCC-mandated reduction in international settlement rates for US-Guyana traffic from $.85 to $.23 per minute which was scheduled to come into effect on January 1, 2002.

     On December 31, 2001 GT&T filed an application with the PUC seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for US-Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002.

     In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T's rates for outbound long-distance calls to various countries, GT&T put into effect a surcharge to recover the $9.5 million of lost revenues from the period from October 1995 to the date of the High Court's order. The Guyana Consumers Advisory Bureau instituted a suit challenging GT&T's rights to institute this surcharge without PUC approval, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC's permission for such surcharge. GT&T has appealed this decision to the Guyana Court of Appeal and that appeal is currently pending. Substantially all of the $9.5 million of lost revenues were collected prior to the court's ruling, and it is unclear whether GT&T will be required to make any refund even if the High Court is upheld by the Court of Appeals since the High Court did not rule on GT&T's contention that it was entitled to recover these lost revenues.

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

     In May 2001 the PUC approved a GT&T proposal to reduce cellular charges and introduce a "calling party pays" system in which a land line caller to a cellular telephone (rather than the cell phone subscriber) will pay the air time charges for an incoming call to a cell phone. As a result of the new rates and the introduction of prepaid calling cards GT&T's cellular customers and revenues increased significantly.

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

     Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T's position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T's delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government which could have a material adverse effect on the Company's business and prospects. The requirements of the Plan were substantially completed more than three years ago.

     GT&T is contesting income tax assessments in the current equivalent of approximately $8.3 million which it has received from the commissioner of inland revenue for the years 1991 - 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has appealed the High Court's decision to the Guyana Court of Appeals, and the assessments for the other years are being held in abeyance pending the Court of Appeals decision on that appeal. Subsequent to December 31, 2001, GT&T received assessments for the years 1997
- 2000 in the aggregate amount of approximately $7.4 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court of Appeals' decision.

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

     Should GT&T be held liable for any of the above tax liabilities the Company believes that the government of Guyana, would be obligated to reimburse GT&T for any amounts that would reduce GT&T's return on investment to less than 15% per annum.

     In early 2000, Inet Communications, Inc., an internet service provider in Guyana. and the Guyana Consumers Association filed a suit in the high court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T's monopoly. This suit has been dismissed for non-appearance of Inet's counsel. However, such counsel has applied for the suit to be reinstated.

     12. RELATED-PARTY TRANSACTIONS

     In March 2000, Wireless World acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. The entire equity interest in Antilles Wireless was owned by the Chairman of the Company. See Note 3 for additional information.

     During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company's investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company's directors after disclosure of the above facts, which were not a factor in the board's decision to make the investment. In July 2001, the Chairman made an unsecured loan of $500,000 to LighTrade, and the Company made secured loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to secure a $5,000,000 equity investment by an unaffiliated investor. See Note 3 for additional information.

     13. Comprehensive INCOME (LOSS)

     Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. Comprehensive loss totaled $235,000 in 2001 and $(44,000) in 2000. The difference between net income and comprehensive income for the years ended December 31, 1999, 2000, and 2001 is detailed in the following table (in thousands):

                                                 1999        2000        2001
                                                 ----        ----        ----

Net Income, as reported                         $9,665     $12,325      $9,191
Unrealized gain on marketable securities             0           0          62
Foreign currency translation adjustments          (286)        (80)        366
                                                  ----         ---         ---
           Total comprehensive (loss) income      (286)        (80)        428
Income tax effect on comprehensive loss            129          36        (193)
                                                   ---          --        ----
           Total comprehensive (loss) income,
net of taxes                                      (157)        (44)        235
                                                  ----         ---         ---
Comprehensive income, net of income taxes       $9,508     $12,281      $9,426
                                                ======     =======      ======


     14. INDUSTRY SEGMENTS


     The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Wireless World, Radio and Paging which primarily relates to ATN (Haiti) and Wireless World and Call Center which relates to Atlantic Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total operating revenues. For the years ended December 31, 1999, 2000, and 2001, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and are reported as other operations in the accompanying consolidated statements of operations.

15.      QUARTERLY FINANCIAL DATA (UNAUDITED)

     Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands):

                                                                               2000 Consolidated
                                                              ---------------------------------------------------
                                                                            for the Three Months Ended
                                                              March 31    June 30    September 30     December 31
                                                              ---------------------------------------------------

Telephone operating revenues                                   $19,136     $19,062      $18,936        $ 19,440
Telephone operating expenses                                    13,060      11,836       11,769          11,005
                                                                ------      ------       ------          ------
Income from telephone operations                                 6,076       7,226        7,167           8,435
Loss from other operations                                        (168)       (252)        (262)           (557)
Other income (expense), net                                        238         396          461             396
                                                                   ---         ---          ---             ---
Income before income taxes
and minority interests                                           6,146       7,370        7,366           8,274
Income taxes                                                     3,024       3,584        3,623           4,172
                                                                 -----       -----        -----           -----
Income before minority interests                                 3,122       3,786        3,743           4,102
Minority interests                                                (476)       (599)        (603)           (750)
                                                                  ----        ----         ----            ----
Net income                                                    $  2,646    $  3,187     $  3,140        $  3,352
                                                               ========    ========     ========        ========

                                                                               2001 Consolidated
                                                             ---------------------------------------------------
                                                                            for the Three Months Ended
                                                                March 31    June 30    September 30     December 31
                                                             ---------------------------------------------------

Telephone operating revenues                                   $18,372     $21,439      $22,897         $20,954
Telephone operating expenses                                    11,370      12,719       12,780          13,042
                                                                ------      ------       ------          ------
Income from telephone operations                                 7,002       8,720       10,117           7,912
Loss from other operations                                        (715)       (702)        (877)         (4,194)
Other income (expense), net                                        655         197          (93)         (1,196)
                                                                   ---         ---          ---          ------
Income before income taxes
and minority interests                                           6,942       8,215        9,147           2,522
Income taxes                                                     3,548       4,301        4,992           1,716
                                                                 -----       -----        -----           -----
Income before minority interests                                 3,394       3,914        4,155             806
Minority interests                                                (628)       (809)        (934)           (707)
                                                                  ----        ----         ----            ----
Net income                                                    $  2,766    $  3,105     $  3,221          $   99
                                                              ========    ========    =========        ========



     16. SUBSEQUENT EVENTS


     On March 4, 2002, the Company announced that its Board of Directors declared a quarterly dividend of $0.20 per share payable on April 12, 2002 on all its common shares outstanding, to shareholders of record as of March 28, 2002.



                                                                    SCHEDULE II


                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Valuation and qualifying accounts

                            (Amounts In Thousands)



                                                          Balance at      Charged to         Net         Balance
                                                           Beginning       Costs and       Charge         at End
                                                           of Period       Expenses         Offs        of Period
                                                           ---------       --------         ----        ---------

YEAR ENDED, December 31, 1999
    Description:
       Allowance for doubtful accounts                       $2,651           $1,072          $208        $3,515
                                                             ======           ======          ====        ======

YEAR ENDED, December 31, 2000
    Description:
       Allowance for doubtful accounts                       $3,515              $93          $245        $3,363
                                                             ======              ===          ====        ======

YEAR ENDED, December 31, 2001
    Description:
       Allowance for doubtful accounts                       $3,363           $2,258          $390        $5,231
                                                             ======           ======          ====        ======


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULES


To Atlantic Tele-Network, Inc.:


     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 27, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


\s\ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 27, 2002