Form 10-Q
period 2002-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2002-05-03
CIK 879585

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q
   ________________________________________________________________________

        |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarter ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

     As of March 31, 2002, the registrant had outstanding 4,995,559 shares of its common stock ($.01 par value).
________________________________________________________________________



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------------

                                                                                     ----------------------------
                                                                                       December 31,    March 31,
                                                                                         2001            2002
                                                                                      ------------    ------------
                                                                                               (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                                               $17,536         $26,376
  Marketable securities                                                                     6,385                      -
  Accounts receivable, net                                                                 16,561           9,100
  Materials and supplies                                                                    4,498           4,253
  Prepayments and other current assets                                                      2,784           4,780
                                                                                      ------------    ------------
          Total current assets                                                             47,764          44,509
                                                                                      ------------    ------------

Fixed assets:
  Property, plant and equipment                                                           107,603         112,996
  Less accumulated depreciation                                                           (25,651)        (28,180)
                                                                                      ------------    ------------
           Total fixed assets, net                                                         81,952          84,816
                                                                                      ------------    ------------

Investment in and advances to Bermuda Digital Communications, Ltd.                          6,700           8,215
Other assets                                                                                5,590           3,237
                                                                                      ------------    ------------
          Total assets                                                                   $142,006        $140,777
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $7,876          $5,737
  Accrued taxes                                                                             4,082           8,150
  Advance payments and deposits                                                             1,800           2,775
  Other current liabilities                                                                 4,147           1,792
  Current portion of long-term debt                                                         2,402           1,427
                                                                                      ------------    ------------
           Total current liabilities                                                       20,307          19,881

Deferred income taxes                                                                       5,953           6,394
Long-term debt, excluding current portion                                                   5,582           5,150
                                                                                      ------------    ------------
           Total liabilities                                                               31,842          31,425
                                                                                      ------------    ------------

Minority interests                                                                         21,221          19,402
                                                                                      ------------    ------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                            -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued 4,995,559 outstanding                                              52              52
  Treasury stock, at cost                                                                  (1,501)         (1,477)
  Paid-in capital                                                                          55,787          55,787
  Retained earnings                                                                        34,571          35,588
  Unrealized gain on marketable securities                                                     34               -
                                                                                      ------------    ------------
           Total stockholders' equity                                                      88,943          89,950

                                                                                      ------------    ------------
           Total liabilities and stockholders' equity                                    $142,006        $140,777
                                                                                      ============    ============


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2002
(Columnar Amounts in Thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------

                                                                                           Three months ended March 31,

                                                                                              2001            2002
                                                                                          -------------   -------------
                                                                                                    (Unaudited)


Telephone operations
Revenues:
  International long-distance revenues                                                         $14,087          $8,518
  Local exchange service revenues                                                                3,542           6,158
  Other revenues                                                                                   743             636
                                                                                          -------------   -------------
           Total revenues                                                                       18,372          15,312
                                                                                          -------------   -------------

Operating expenses:
  International long-distance expenses                                                           3,973           2,668
  Telephone operating expenses                                                                   6,094           6,368
  General and administrative expenses                                                            1,303           1,143
                                                                                          -------------   -------------
           Total operating expenses                                                             11,370          10,179
                                                                                          -------------   -------------

           Income from telephone operations                                                      7,002           5,133
                                                                                          -------------   -------------

Other operations:
  Revenues of other operations                                                                   1,138           1,085
  Expenses of other operations                                                                   1,853           1,906
                                                                                          -------------   -------------
           Loss from other operations                                                             (715)           (821)
                                                                                          -------------   -------------

Other income (expense):
  Interest expense                                                                                (179)           (155)
  Interest income                                                                                  557             301
  Equity in earnings of Bermuda Digital Communications, Ltd.                                       179             350
  Other income (expense), net                                                                       98             179
                                                                                          -------------   -------------
           Other income (expense), net:                                                            655             675
                                                                                          -------------   -------------

Income before income taxes and minority interests                                                6,942           4,987
Income taxes                                                                                     3,548           2,547
                                                                                          -------------   -------------
Income before minority interests                                                                 3,394           2,440
Minority interests                                                                                (628)           (423)
                                                                                          -------------   -------------

Net income                                                                                      $2,766          $2,017
                                                                                          =============   =============

Net income per share:
           Basic and diluted                                                                     $0.55           $0.40
                                                                                          =============   =============

Weighted average common stock outstanding:
           Basic                                                                                 4,987           4,992
                                                                                          =============   =============

           Diluted                                                                               4,994           5,047
                                                                                          =============   =============



     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------

                                                                                        Three months ended March 31,
                                                                                           2001            2002
                                                                                        ----------------------------
                                                                                                (Unaudited)


Net cash flows provided by operating activities:                                             $4,069         $12,649
                                                                                        ------------    ------------

Cash flows from investing activities:
  Sale (purchase) of Marketable securities                                                   (6,080)          6,385
  Capital expenditures                                                                       (2,434)         (5,393)
  Advances to Bermuda Digital Communications, Ltd.                                             (858)         (1,165)
                                                                                        ------------    ------------
           Net cash flows used in investing activities                                       (9,372)           (173)
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                  (561)           (398)
  Purchase of common stock                                                                   -                   24
  Dividends paid on common stock                                                               (997)         (1,012)
  Dividend to minority stockholder in GT&T                                                   (1,000)         (2,250)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (2,558)         (3,636)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                      (7,861)          8,840

Cash and cash equivalents, beginning of period                                               24,495          17,536
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                    $16,634         $26,376
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                                $112            $162
                                                                                        ============    ============

  Income taxes paid                                                                          $2,386          $2,367
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $2,041          $2,529
                                                                                        ============    ============



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Notes to Consolidated Condensed
                             Financial Statements
                  Three Months Ended March 30, 2001 and 2002

     1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti (which the company is in the process of liquidating or selling). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. ("BDC"), providing cellular telephone services in Bermuda under the name "Cellular One." ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

     2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2001 has been taken from the audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2001 Annual Report on Form 10-K, as filed with the SEC.

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

     4. NET INCOME PER SHARE

     In accordance with Statement of Financial Accounting Standard No. 128, "Earnings Per Share," basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities.

     A reconciliation of basic net income per share to diluted net income per share for the three month periods ended March 30, 2002 and March 31, 2002 is as follows (in thousands, except per share data):


                                                               Three Months Ended
                                       March 31, 2001                              March 31, 2002
                                          Weighted          Net                       Weighted         Net
                             Net          Average         Income         Net          Average         Income
                            Income         Shares        Per Share      Income         Shares       Per Share


 Basic net income           $2,766          4,987          $0.55        $2,017          4,992          $0.40

Dilutive Securities:
Stock Options                   $0              7          $0.00            $0             55          $0.00

Diluted net income          $2,766          4,994          $0.55        $2,017          5,047          $0.40




     5. SEGMENT REPORTING

     The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Wireless World, Radio and Paging which primarily relates to ATN (Haiti) and Wireless World and Call Center which relates to Atlantic Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total operating revenues. For the three month periods ended March 31, 2001 and March 31, 2002, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and are reported as other operations in the accompanying condensed consolidated statements of operations.

     6. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. There was no difference between the Company's net income and comprehensive income for the three month periods ended March 31, 2001 and 2002, respectively.

     7. NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2002 the Company adopted, SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives, which are no longer limited to 40 years.

     The Company recorded amortization expense related to goodwill arising from business combinations (which had an indefinite useful life) of approximately $54,000 for the three month period ended March 31, 2001. The adoption of the provisions of SFAS No. 142 has eliminated the goodwill charge in the first quarter of 2002 and has not had a material impact on the Company's condensed consolidated financial statements.

     January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

     8. CONTINGENCIES AND COMMITMENTS

     The financial position and results of operations of the Company may be affected by certain regulatory matters and litigation described in Note 11 to the Consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K, as filed with the SEC. There have been no other material developments in any of the matters described in said Note.

     Effective January 1, 2002, the settlement rate for international traffic between the United States and Guyana was reduced from $0.85 per minute to $0.23 per minute. This has an adverse impact on the Company's results of operations since a large portion of GT&T's international traffic consists of inbound traffic from the United States. In response to this change, GT&T sought permission from the Guyana PUC for an increase in its rates for local services, and effective February 1, 2002, the PUC granted GT&T an interim increase in rates for local service of approximately $2.7 million per year and an approximately 30% reduction in rates for calls from Guyana to the United States and certain other countries. The PUC indicated that it planned to hold further hearings and to make further rate adjustments in June of this year.

                 Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial

                     Conditions and Results of Operations
     Introduction

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Wireless World, LLC ("Wireless World"), which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti (which the company is in the process of liquidating or selling). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. ("BDC"), providing cellular telephone services in Bermuda under the name "Cellular One." ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

     The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana. Telephone operating expenses consist of plant specific operations, plant non-specific (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of expenses of the parent company.

     The government of Guyana has announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. GT&T has entered into negotiations with the Guyana government on these issues. The Company is unable at this time to assess the impact of the government's proposals on the future financial position or results of operations of the Company.

     From the period from inception of GT&T's operations through March 31, 2002, the majority of GT&T's cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T's functional currency. With the decline in international settlement rates, the expansion of GT&T's cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T's functional currency in the future. If this were to occur, a decline in value of the Guyana dollar in relation to the U.S. dollar would give rise to an adverse impact on the Company's reported consolidated results of operations.

     RESULTS OF OPERATIONS

     Three months ended March 31, 2001 and 2002

     The Company had net income of $2.0 million, or $0.40 basic and diluted per share for the quarter ended March 31, 2002. This compares to earnings of $2.8 million, or $0.55 per share basic and diluted, for the quarter ended March 31, 2001.

     Telephone operating revenues for the quarter ending March 31, 2002 were $15.3 million as compared to $18.4 million for the same period of 2001, a decrease of $3.1 million, or 17%. This decrease in telephone operating revenues was due primarily to a $5.5 million, (or 53%) decrease in revenues from regular inbound international traffic where revenues decreased by $5.5 million, or 53%, for the three months ended March 31, 2002 as a result in the decrease in the settlement rate for traffic between the US and Guyana from $0.85 to $0.23 per minute effective January 1, 2002. This decrease was partially offset by an increase in local exchange service revenues of $2.6 million, or 74%, which was due in part to increased cellular and wireline subscribers and in part to the interim increase in rates for local service awarded by the PUC in February 2002. Cellular subscribers increased from 9,800 in March 31, 2001 to 51,244 at March 31, 2002, an increase of over 400%, while wireline subscribers increased from 73,283 to 81,386, or 11%, for the same period.

     Telephone operating expenses were $10.2 million for the first quarter of 2002 as compared with $11.4 million for the corresponding quarter of 2001, a decrease of $1.2 million, or 10%. This decrease was due primarily to reductions in outbound international traffic expenses for traffic from Guyana to the U.S. as a result of the reduced settlement rate for this traffic. Telephone operating expenses were approximately 66% of telephone operating revenues for the three months ended March 31, 2002, as compared to 62% for the same period of the prior year. This proportional increase is principally the result of the decreased revenues described above, the reductions in U.S.-Guyana settlement rates and a higher proportion of inbound minutes to outbound minutes which for the most recent quarter were in the ratio of approximately 4 to 1.

     Income from telephone operations was $5.1 million for the three months ended March 31, 2002 as compared to $7.0 million for the corresponding period of 2001. This represents a decrease of $1.9 million, or 27% for the three months ended March 31, 2002 over the corresponding period of the prior year. This decrease is a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of Wireless World, LLC and Atlantic Tele-Center, Inc., for the three months ended March 31, 2002. Other operations revenues and expenses also include the operations of ATN (Haiti) for the three months ended March 31, 2001. Revenues of these operations were $1.1 million for the three months ended March 31, 2002 as compared to $1.1 million for the same period in 2001. Other operations revenues remained flat in spite of the write off of ATN (Haiti) at December 31, 2001 as revenues for the first quarter of 2002 included the revenues of Atlantic Tele-Center and revenues for the first quarter of 2001 included the operations of ATN (Haiti) while revenues of Wireless World remained flat over the two periods.

     Expenses of other operations were $1.9 million for the three months ended March 31, 2002 as compared to $1.9 million for the same period of 2001. This resulted in no change in expenses of other operations. The components of expenses changed, however, as Wireless World LLC. was responsible for $1.6 million and Atlantic Tele-Center for $414,000 of the expense in the first quarter 2002 as compared to the first quarter of 2001, when ATN (Haiti) was responsible for $359,000 of expense, Wireless World, LLC. for $1.2 million and Atlantic Tele-Center for $323,000.

     Equity in earnings of Bermuda Digital Cellular was $350,000 for the first quarter of 2002 as compared to $179,000 for the first quarter of 2001 this represents an increase of $171,000, or 95%. This increase is due primarily to the increase in cellular subscribers which climbed from 5,646 at March 31, 2001 to 13,722 at March 31, 2002 an increase of 140%.

     The U.S. Guyana settlement rate reduction appears to be costing GT&T about $1.7 million per month, in reduced operating profits at current traffic volumes. The February 2002 interim rate increase granted by the PUC was designed to increase GT&T's operating profits by about $2.7 million a year. The Company expects that during the year 2002 as the reduced settlement rate is reflected in lower consumer prices in the U.S., increased volumes of international traffic between the U.S. and Guyana along with the increased rates for local services should enable GT&T to recover about half of these lost operating profits.

     The Company's effective tax rate for the three months ended March 31, 2002 and March 31, 2001 was 51%

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

     Regulatory and Tax Issues

     The Company is involved in a number of regulatory and tax proceedings. See note 11 to the Company's Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K, as filed with the SEC and note 8 to the Consolidated Condensed Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company's financial condition and future operations.

     Liquidity and Capital Resources

     The Company believes it has adequate cash and credit facilities to meet current operating and capital needs. The Company's current primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Company's Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T's taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T and the order of the U.S. FCC which reduced the settlement rate for U.S. - Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At March 31, 2002, approximately $4.9 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     During the three months ended March 31, 2002, the Company collected $10.3 million of accounts receivable from GT&T's foreign administrators. As a result of cash collections, the GT&T's accounts receivables decreased from $16.2 million as of December 31, 2001 to $8.7 million as of March 31, 2002.

     From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. There can be no assurance as to whether, when or on what terms the Company will be able to acquire any of the businesses or licenses it is currently seeking.

     Inflation

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


Date: May 3, 2002             /s/  Cornelius B. Prior, Jr.
-----------------             ---  -----------------------
                              Cornelius B. Prior, Jr.
                              Chief Executive Officer and Chairman
                              of the Board




Date: May 3, 2002             /s/  Steven M. Ross
-----------------             ---  --------------
                              Steven M. Ross
                              Chief Accounting Officer