Form 10-Q
period 2002-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2002-08-14
CIK 879585

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Quarter ended June 30, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ As of June 30, 2002, the registrant had outstanding 4,995,559 shares of its common stock ($.01 par value).
________________________________________________________________________


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                      ----------------------------
                                                                                       December 31,    June 30,
                                                                                         2001            2002
                                                                                      ------------    ------------
                                                                                                       (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                               $17,536         $28,862
  Marketable securities                                                                     6,385                      -
  Accounts receivable, net                                                                 16,561           9,018
  Materials and supplies                                                                    4,498           4,338
  Prepayments and other current assets                                                      2,784           5,424
                                                                                      ------------    ------------
          Total current assets                                                             47,764          47,642
                                                                                      ------------    ------------

Fixed assets:
  Property, plant and equipment                                                           107,603         115,182
  Less accumulated depreciation                                                           (25,651)        (30,811)
                                                                                      ------------    ------------
           Total fixed assets, net                                                         81,952          84,371
                                                                                      ------------    ------------

Investment in and advances to Bermuda Digital Communications, Ltd.                          6,700           3,969
Other assets                                                                                5,590           3,842
                                                                                      ------------    ------------
          Total assets                                                                   $142,006        $139,824
                                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $7,876          $5,932
  Accrued taxes                                                                             4,082           5,169
  Advance payments and deposits                                                             1,800           3,106
  Other current liabilities                                                                 4,147           1,474
  Current portion of long-term debt                                                         2,402           2,207
                                                                                      ------------    ------------
           Total current liabilities                                                       20,307          17,888

Deferred income taxes                                                                       5,953           6,868
Long-term debt, excluding current portion                                                   5,582           4,537
                                                                                      ------------    ------------
           Total liabilities                                                               31,842          29,293
                                                                                      ------------    ------------

Minority interests                                                                         21,221          19,409
                                                                                      ------------    ------------

Contingencies and commitments (Notes 7 and 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                            -               -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued 4,995,559 outstanding                                              52              52
  Treasury stock, at cost                                                                  (1,501)         (1,477)
  Paid-in capital                                                                          55,787          55,787
  Retained earnings                                                                        34,571          36,760
  Unrealized gain on marketable securities                                                     34               -
                                                                                      ------------    ------------
           Total stockholders' equity                                                      88,943          91,122

                                                                                      ------------    ------------
           Total liabilities and stockholders' equity                                    $142,006        $139,824
                                                                                      ============    ============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(Columnar Amounts in Thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      Three months                       Six months

                                                                 2001            2002              2001            2002
                                                             -------------   -------------     -------------   -------------
                                                                             (Unaudited)                       (Unaudited)

Telephone operations
Revenues:
  International long-distance revenues                            $16,381        $9,261           $30,468       $17,779
  Local exchange service revenues                                   4,388         6,502             7,930        12,660
  Other revenues                                                      670           783             1,413         1,419
                                                               -----------   -----------       -----------   -----------
           Total revenues                                          21,439        16,546            39,811        31,858
                                                               -----------   -----------       -----------   -----------

Operating expenses:
  International long-distance expenses                              4,220         2,417             8,193         5,085
  Telephone operating expenses                                      6,920         6,868            13,014        13,236
  General and administrative expenses                               1,579         1,125             2,882         2,268
                                                               -----------   -----------       -----------   -----------
           Total operating expenses                                12,719        10,410            24,089        20,589
                                                               -----------   -----------       -----------   -----------

           Income from telephone operations                         8,720         6,136            15,722        11,269
                                                               -----------   -----------       -----------   -----------

Other operations:
  Revenues of other operations                                      1,129           860             2,267         1,945
  Expenses of other operations                                      1,831         2,124             3,684         4,030
                                                               -----------   -----------       -----------   -----------
           Loss from other operations                                (702)       (1,264)           (1,417)       (2,085)
                                                               -----------   -----------       -----------   -----------

Other income (expense):
  Interest expense                                                   (167)         (131)             (346)         (286)
  Interest income                                                     368           350               925           651
  Equity in earnings of Bermuda Digital Com., Ltd.                    408           498               587           848
  Other income (expense), net                                        (412)          229              (314)          408
                                                               -----------   -----------       -----------   -----------
           Other income (expense), net:                               197           946               852         1,621
                                                               -----------   -----------       -----------   -----------

Income before income taxes and minority interests                   8,215         5,818            15,157        10,805
Income taxes                                                        4,301         3,136             7,849         5,683
                                                               -----------   -----------       -----------   -----------
Income before minority interests                                    3,914         2,682             7,308         5,122
Minority interests                                                   (809)         (510)           (1,437)         (933)
                                                               -----------   -----------       -----------   -----------

Net income                                                         $3,105        $2,172            $5,871        $4,189
                                                               ===========   ===========       ===========   ===========

Net income per share:
           Basic                                                    $0.62         $0.43             $1.18         $0.84
                                                               ===========   ===========       ===========   ===========

           Diluted                                                  $0.62         $0.43             $1.17         $0.83
                                                               ===========   ===========       ===========   ===========
Weighted average common stock outstanding:
           Basic                                                    4,987         4,995             4,987         4,995
                                                               ===========   ===========       ===========   ===========

           Diluted                                                  5,025         5,066             5,010         5,066
                                                               ===========   ===========       ===========   ===========


     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2002
(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                         Six months ended June 30,
                                                                                           2001            2002
                                                                                        ----------------------------
                                                                                                      (Unaudited)

Net cash flows provided by operating activities:                                             $5,596         $15,436
                                                                                        ------------    ------------

Cash flows from investing activities:
  Sale (purchase) of Marketable securities                                                   (5,743)          6,385
  Capital expenditures                                                                       (8,957)         (7,579)
  Advances to Bermuda Digital Communications, Ltd.                                              113           3,387
  Investment in Lightrade Inc.                                                               (5,000)           (320)
                                                                                        ------------    ------------
           Net cash flows (used in) provided by investing activities                        (19,587)          1,873
                                                                                        ------------    ------------

Cash flows from financing activities:
  Repayment of long-term debt                                                                  (936)          1,245)
  Purchase of common stock                                                                   -                   24
  Dividends paid on common stock                                                             (1,870)         (2,012)
  Dividend to minority stockholder in GT&T                                                   (2,550)         (2,750)
                                                                                        ------------    ------------
           Net cash flows used in financing activities                                       (5,356)         (5,983)
                                                                                        ------------    ------------

Net change in cash and cash equivalents                                                     (19,347)         11,326

Cash and cash equivalents, beginning of period                                               24,495          17,536
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                     $5,148         $28,862
                                                                                        ============    ============

Supplemental cash flow information:
  Interest paid                                                                                $200              $0
                                                                                        ============    ============

  Income taxes paid                                                                          $7,622              $0
                                                                                        ============    ============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $4,160              $0
                                                                                        ============    ============



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Notes to Consolidated Condensed
                             Financial Statements
               Three and Six Months Ended June 30, 2001 and 2002


1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC ("Choice Communications"), formerly Wireless World, LLC, which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the company is in the process of liquidating or selling. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One." ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2001 has been taken from the audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2001 Annual Report on Form 10-K, as filed with the SEC.

3. USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     A reconciliation of basic net income per share to diluted net income per share for the three and six month periods ended June 30, 2002 and June 30, 2001 is as follows (in thousands, except per share data):


                                                            Three Months Ended
                                                            ------------------
                                    June 30, 2001                               June 30, 2002
                                    -------------                               -------------
                                       Weighted          Net                         Weighted         Net
                          Net          Average         Income           Net          Average         Income
                         Income         Shares        Per Share        Income         Shares       Per Share
                         ------         ------        ---------        ------         ------       ---------

Basic net income         $3,105          4,987          $0.62          $2,172          4,993          $0.44

Dilutive Securities:
Stock Options                $0             38          $0.00              $0             71          $0.01

Diluted net income       $3,105          5,025          $0.62          $2,172          5,064          $0.43
                         ======          =====          =====          ======          =====          =====


                                                             Six Months Ended
                                                             ----------------
                                    June 30, 2001                                     June 30, 2002
                                    -------------                                     -------------
                                       Weighted          Net                          Weighted         Net
                          Net          Average         Income           Net          Average         Income
                         Income         Shares        Per Share        Income         Shares       Per Share
                         ------         ------        ---------        ------         ------       ---------

Basic net income         $5,871          4,987          $1.18          $4,189          4,993          $0.84

Dilutive Securities:
Stock Options                $0             23          $0.01              $0             71          $0.01

Diluted net income       $5,871          5,010          $1.17          $4,189          5,064          $0.83
                         ======          =====          =====          ======          =====          =====

5. SEGMENT REPORTING

     The Company manages and evaluates its operations in four operating segments: Telephone Operations which relates to GT&T; Internet and Wireless Cable which relates to Choice Communications; Radio and Paging which primarily relates to ATN (Haiti) and Choice Communications; and Call Center which relates to Atlantic Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total operating revenues. Total assets for GT&T were $134.0 million and $145.4 million at June 30, 2002 and December 31, 2001, respectively. For the three and six month periods ended June 30, 2001 and June 30, 2002, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and are reported as other operations in the accompanying condensed consolidated statements of operations.

6. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. There was no difference between the Company's net income and comprehensive income for the three and six month periods ended June 30, 2001 and 2002, respectively.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS
No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are applicable for fiscal years beginning after, transaction entered into after and financial statements issued on or subsequent to May 15, 2002. The Company will adopt this statement as required and does not expect it to have a material impact on its consolidated financial statements.

     In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt this statement as required and do not expect it to have a material impact on our financial statements.

     On January 1, 2002 the Company adopted, SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives.

     The Company recorded amortization expense related to goodwill arising from business combinations (which had an indefinite useful life) of approximately $66,000 and $120,000 for the three and six month periods ended June 30, 2001, respectively. The adoption of the provisions of SFAS No. 142 has eliminated the amortization of goodwill during 2002 and has not had a material impact on the Company's condensed consolidated financial statements.

     In accordance with the requirements of FAS 142, the Company has performed the first of the required impairment tests of goodwill existing as of January 1, 2002 and has determined that goodwill is not impaired.

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

     On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which establishes a single accounting method for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations. The adoption of this statement did not have a material impact on the Company's results of operations or financial position.

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

     In 2001, the Government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government.

     In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company's 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T plans to seek permission to join the action in order to defeat these claims.

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

     On December 31, 2001 GT&T filed an application with the PUC seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for US-Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such rates have been established.

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

     In early 2000, Inet Communications, Inc., an internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the high court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T's monopoly. As of the date of this report this suit is still pending.

                 Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial
                     Conditions and Results of Operations

Introduction

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC ("Choice Communications") formerly Wireless World, LLC, which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the company is in the process of liquidating or selling. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, is currently developing a Web-enabled outsourcing call center in Guyana to provide customer support to companies serving the U.S. and other markets. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One." ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

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

     Last year the government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. GT&T entered into negotiations with the Guyana government on these and related issues in April of this year. The Company is unable at this time to assess the impact of the government's proposals on the future financial position or results of operations of the Company. See note 8 to the Consolidated Condensed Financial Statements included in this Report.

     On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank ("IADB") to vote against a proposed $18 million loan to the Government of Guyana. This proposed loan would be used in significant part to create a telecommunications system in Guyana to compete with GT&T's existing system, thus violating the exclusivity provisions of the license granted to GT&T by the Government of Guyana in 1991 for 20 years, with an option to renew for an additional 20 years. The basis for this action is a provision of U.S. law which requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor. The Company alleged in its District Court filing that the government of Guyana had breached its 1990 Investment Agreement with ATN consistently since 1997 by failing to provide ATN with a 15% return on its investment and was acting contrary to that Agreement by announcing its intention to introduce competition and furthering that intention with the proposed loan from the IADB. The Government of Guyana sought leave to file an Amicus brief in the District Court action, but the court refused the request and suggested that the Company amend its complaint to include the Government of Guyana. Accordingly, ATN filed an amended complaint on July 25, 2002 adding a claim for damages against Guyana for the prior breaches of the 1990 Investment Agreement.

     From the period from inception of GT&T's operations through June 30, 2002, the majority of GT&T's cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T's functional currency. With the decline in international settlement rates, the expansion of GT&T's cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T's functional currency in the future. If this were to occur, a decline in value of the Guyana dollar in relation to the U.S. dollar might give rise to an adverse impact on the Company's reported consolidated results of operations.

RESULTS OF OPERATIONS

Three and Six months ended June 30, 2001 and 2002

     The Company had earnings of $2.2 million, or $0.43 basic and diluted per share, for the quarter ended June 30, 2002. This compares to earnings of $3.1 million, or $0.62 basic and diluted per share, for the quarter ended June 30, 2001. For the six months ended June 30, 2002 the Company had net income of $4.2 million as compared to $5.9 million in the first six months of last year. Per share earnings were $.84 basic and $.83 diluted for the six months ended June 30, 2002 and $1.18 basic and $1.17 diluted for the first six months of 2001.

     Telephone operating revenues for the quarter ending June 30, 2002 were $16.5 million as compared to $21.4 million for the same period of 2001, a decrease of $4.9 million, or 23%. Telephone operating revenues were $31.9 million for the six months ended June 30, 2002 as compared to $39.8 million for the six months ended June 30, 2001, a decrease of $7.9 million, or 20%. These decreases in telephone operating revenues are due to decreases in international long distance revenues of $7.1 million, or 43% and $12.7 million, or 42% for the three and six months ended June 30, 2002, respectively. This decrease was attributable in part to a decrease in inbound international traffic which decreased by $6.6 million, or 53%, and $12.1 million, or 53%, for the three and six months ended June 30, 2002 as a result of the FCC mandated reduction in settlement rates for US-Guyana traffic from $.85 to $.23 per minute. Offsetting these decreases were increases of $2.1 million, or 48%, and $4.7 million, or 60%, in local exchange revenues due to additional lines in service and increased cellular telephone operations as fixed access lines increased from 75,136 to 82,043 from June 30, 2001 to June 30, 2002 and cellular access lines increased from 18,412 to 57,048 for the same period.

     Telephone operating expenses were $10.4 million and $20.6 million for the three and six months ended June 30, 2002 as compared to $12.7 million and $24.1 million for the corresponding periods of 2001 resulting in decreases of $2.3 million, or 18% and $3.5 million, or 15%. These decreases were due primarily to reductions in outbound international traffic expenses for traffic from Guyana to the U.S. as a result of the reduced settlement rate for this traffic. Additionally telephone operating expenses were lower due to additional legal expenses in the first six months of 2001 relating to efforts by the Company to become a Competitive Local Exchange Carrier in the U.S. Virgin Islands. Telephone operating expenses were approximately 63% and 65% of telephone operating revenues for the three and six months ended June 30, 2002, respectively, as compared to 59% and 61% for the same periods of the prior year. This percentage increase is principally the result of decreased inbound international traffic revenues (which have no direct operating expenses) discussed above.

     Income from telephone operations was $6.1 and $11.3 million for the three and six months ended June 30, 2002 as compared to $8.7 million and $15.7 million for the corresponding periods of 2001. This represents decreases of $2.6 million, or 30%, and $4.4 million, or 28%, for the three and six months ended June 30, 2002 over the corresponding periods of the prior year. These changes are principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of Choice Communications and Atlantic Tele-Center, Inc., for the three and six months ended June 30, 2002. Other operations revenues and expenses also include the operations of ATN (Haiti) for the three and six months ended June 30, 2001. Revenues of these operations were $860,000 and $1.9 million for the three and six months ended June 30, 2002 as compared to $1.1 million and $2.3 million for the same periods in 2001. These decreases were the result of the decreased activity of ATN (Haiti) at December 31, 2001 and to a slight decrease in revenues at Choice Communications.

     Expenses of other operations were $2.1 million and $4.0 million for the three and six months ended June 30, 2002 as compared to $1.8 million and $3.7 million for the same periods of 2001. These increases were due principally to increased expenses at Choice Communications of $230,000 and $768,000 for the three and six months ended June 30, 2002.

     Equity in earnings of Bermuda Digital Cellular was $498,000 and $848,000 for the three and six months ended June 30, 2002 as compared to $408,000 and $587,000 for the corresponding periods of 2001, representing increases of $90,000, or 22% and $261,000, or 44%. This increase is due primarily to the increase in cellular subscribers which climbed from 7,923 at June 30, 2001 to 15,008 at June 30, 2002, an increase of 89%.

     The U.S. Guyana settlement rate reduction appears to be costing GT&T about $1.7 million per month in reduced operating profits at current traffic volumes. The February 2002 interim rate increase granted by the PUC was designed to increase GT&T's operating profits by about $2.7 million a year. The Company expects that during the year 2002 as the reduced settlement rate is reflected in lower consumer prices in the U.S., increased volumes of international traffic between the U.S. and Guyana along with the increased rates for local services should enable GT&T to recover about half of these lost operating profits.

     The Company's effective tax rate for the three and six months ended June 30, 2002 was 54% and 53%, respectively, as compared to 52% for the three and six months ended June 30, 2001.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

     A substantial part of GT&T's international telecommunications traffic during the periods covered by this report consisted of traffic with MCI International, Inc., a subsidiary of WorldCom, Inc. which filed for reorganization under Chapter XI of the US Bankruptcy Code in July 2002. The Company does not think that the bankruptcy of WorldCom and MCI will have any material adverse impact on the Company. WorldCom has announced its intentions to continue its core domestic and international long-distance telephone business. Should it be ultimately unable to do so, the Company believes that the traffic currently carried by MCI will find its way to GT&T through other carriers. At June 30, 2002, the Company's receivable from MCI was less than $1.0 million, net of reserves, and WorldCom and MCI have sought permission of the bankruptcy court to pay in full certain foreign carriers, including GT&T, with which MCI and WorldCom engaged in their international telephone carrier business.

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

Liquidity and Capital Resources

     The Company believes it has adequate cash and credit facilities to meet current operating and capital needs. The Company's current primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Company's Consolidated Financial Statements included in the Company's 2001 Annual Report on Form 10-K and note 8 to the Consolidated Condensed Financial Statements included in this Report could have a material adverse impact on the Company's liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC which reduced the settlement rate for U.S. - Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At June 30, 2002, approximately $4.1 million of the Company's total cash balances consisted of balances denominated in Guyana dollars.

     On May 21, 2002, Bermuda Digital Communications paid $4.5 million to the Company prepaying in full Bermuda Digital Communications long term debt to the Company.

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

Item 6. Exhibits and Reports on Form 8-K

(a.)     Exhibit 99 Certification of CEO and CFO regarding this report.
(b.) On July 29, 2002 the Company filed a Report on Form 8K with respect to change of accountants.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures

     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Atlantic Tele-Network, Inc.


Date: August  14, 2002                  /s/  Cornelius B. Prior, Jr.
------------  --------                  ---  -----------------------

                                        Cornelius B. Prior, Jr.
                                        Chief Executive Officer and Chairman
                                        of the Board




Date: August 14, 2002                   /s/  Steven M. Ross
---------------------                   ---  --------------
                                        Steven M. Ross
                                        Chief Accounting Officer, Treasurer
                                        and Acting Chief Financial Officer