Form 10-Q
period 2002-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2002-11-13
CIK 879585

________________________________________________________________________
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-Q


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter ended September 30, 2002

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ As of June 30, 2002, the registrant had outstanding 5,003,792 shares of its common stock ($.01 par value).
________________________________________________________________________



ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Columnar Amounts in Thousands)
--------------------------------------------------------------------------------------------------------------------
                                                                                      ------------------------------
                                                                                       December 31,   September 30,
                                                                                         2001             2002
                                                                                      ------------    --------------
ASSETS                                                                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                                                               $17,536           $28,784
  Marketable securities                                                                     6,385              -
  Accounts receivable, net                                                                 16,561            10,420
  Materials and supplies                                                                    4,498             4,305
  Prepayments and other current assets                                                      2,784             4,628
                                                                                      ------------    --------------
          Total current assets                                                             47,764            48,137
                                                                                      ------------    --------------

Fixed assets:
  Property, plant and equipment                                                           107,603           118,613
  Less accumulated depreciation                                                           (25,651)          (33,468)
                                                                                      ------------    --------------
           Total fixed assets, net                                                         81,952            85,145
                                                                                      ------------    --------------

Investment in and advances to Bermuda Digital Communications, Ltd.                          6,700             4,171
Other assets                                                                                5,590             4,940
                                                                                      ------------    --------------
          Total assets                                                                   $142,006          $142,393
                                                                                      ============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                                 $7,876            $5,441
  Accrued taxes                                                                             4,082             6,239
  Advance payments and deposits                                                             1,800             3,022
  Other current liabilities                                                                 4,147             1,140
  Current portion of long-term debt                                                         2,402             2,032
                                                                                      ------------    --------------
           Total current liabilities                                                       20,307            17,874

Deferred income taxes                                                                       5,953             7,415
Long-term debt, excluding current portion                                                   5,582             4,195
                                                                                      ------------    --------------
           Total liabilities                                                               31,842            29,484
                                                                                      ------------    --------------

Minority interests                                                                         21,221            20,168
                                                                                      ------------    --------------

Contingencies and commitments (Note 8)

Stockholders' equity:
  Preferred stock, par value $.01 per share; 10,000,000 shares authorized;
    none issued and outstanding                                                               -                -
  Common stock, par value $.01 per share; 20,000,000 shares authorized;
    5,151,424 shares issued 5,003,792 outstanding                                              52                52
  Treasury stock, at cost                                                                  (1,501)           (1,477)
  Paid-in capital                                                                          55,787            55,787
  Retained earnings                                                                        34,571            38,379
  Unrealized gain on marketable securities                                                     34                 -
                                                                                      ------------    --------------
           Total stockholders' equity                                                      88,943            92,741

                                                                                      ------------    --------------
           Total liabilities and stockholders' equity                                    $142,006          $142,393
                                                                                      ============    ==============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(Columnar Amounts in Thousands, except per share data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                             Three months                    Nine months

                                                                         2001            2002              2001            2002
                                                                -------------   -------------     -------------   -------------
                                                                                  (Unaudited)                       (Unaudited)

Telephone operations
Revenues:
  International long-distance revenues                                $17,276         $11,394           $47,744         $29,173
  Local exchange service revenues                                       5,070           7,392            13,000          20,052
  Other revenues                                                          551             874             1,964           2,293
                                                                 -------------   -------------     -------------   -------------
           Total revenues                                              22,897          19,660            62,708          51,518
                                                                 -------------   -------------     -------------   -------------

Operating expenses:
  International long-distance expenses                                  4,527           2,321            12,720           7,406
  Telephone operating expenses                                          6,695           7,572            19,709          20,808
  General and administrative expenses                                   1,558           1,806             4,440           4,074
                                                                 -------------   -------------     -------------   -------------
           Total operating expenses                                    12,780          11,699            36,869          32,288
                                                                 -------------   -------------     -------------   -------------

           Income from telephone operations                            10,117           7,961            25,839          19,230
                                                                 -------------   -------------     -------------   -------------

Other operations:
  Revenues of other operations                                          1,165             793             3,432           2,738
  Expenses of other operations                                          2,042           2,457             5,726           6,487
                                                                 -------------   -------------     -------------   -------------
           Loss from other operations                                    (877)         (1,664)           (2,294)         (3,749)
                                                                 -------------   -------------     -------------   -------------

Other income (expense):
  Interest expense                                                       (199)           (227)             (545)           (513)
  Interest income                                                         336             185             1,261             836
  Equity in earnings of Bermuda Digital Communications, Ltd.              388             679               975           1,527
  Other income (expense), net                                            (618)            250              (932)            658
                                                                 -------------   -------------     -------------   -------------
           Other income (expense), net:                                   (93)            887               759           2,508
                                                                 -------------   -------------     -------------   -------------

Income before income taxes and minority interests                       9,147           7,184            24,304          17,989
Income taxes                                                            4,992           3,674            12,841           9,357
                                                                 -------------   -------------     -------------   -------------
Income before minority interests                                        4,155           3,510            11,463           8,632
Minority interests                                                       (934)           (764)           (2,371)         (1,697)
                                                                 -------------   -------------     -------------   -------------

Net income                                                             $3,221          $2,746            $9,092          $6,935
                                                                 =============   =============     =============   =============

Net income per share:
           Basic                                                        $0.65           $0.55             $1.82           $1.39
                                                                 =============   =============     =============   =============

           Diluted                                                      $0.64           $0.54             $1.81           $1.37
                                                                 =============   =============     =============   =============
Weighted average common stock outstanding:
           Basic                                                        4,987           5,000             4,988           5,000
                                                                 =============   =============     =============   =============

           Diluted                                                      5,020           5,071             5,011           5,071
                                                                 =============   =============     =============   =============

     The accompanying notes are an integral part of these consolidated condensed financial statements.


ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002
(Columnar Amounts in Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           Nine months ended September 30,
                                                                                           2001                  2002
                                                                                        -----------------------------------
                                                                                                               (Unaudited)

Net cash flows provided by operating activities:                                            $15,156                $19,907
                                                                                        ------------         --------------

Cash flows from investing activities:
  Sale (purchase) of marketable securities                                                   (6,579)                 6,385
  Capital expenditures                                                                      (14,458)               (11,010)
  (Advances to,) repayments by Bermuda Digital Communications, Ltd., net                         10                  3,769
  Investment in Lightrade Inc.                                                               (5,250)                  (320)
                                                                                        ------------         --------------
           Net cash flows used in investing activities                                      (26,277)                (1,176)
                                                                                        ------------         --------------

Cash flows from financing activities:
  Issuance of long-term debt                                                                  3,200                     -
  Repayment of long-term debt                                                                (1,364)                (1,758)
  Issuance (purchase) of common stock                                                           (68)                    24
  Dividends paid on common stock                                                             (2,867)                (2,999)
  Dividend to minority stockholder in GT&T                                                   (3,050)                (2,750)
                                                                                        ------------         --------------
           Net cash flows used in financing activities                                       (4,149)                (7,483)
                                                                                        ------------         --------------

Net change in cash and cash equivalents                                                     (15,270)                11,248

Cash and cash equivalents, beginning of period                                               24,495                 17,536
                                                                                        ------------         --------------

Cash and cash equivalents, end of period                                                     $9,225                $28,784
                                                                                        ============         ==============

Supplemental cash flow information:
  Interest paid                                                                                $321                   $677
                                                                                        ============         ==============

  Income taxes paid                                                                         $10,363                $12,360
                                                                                        ============         ==============

Supplemental non cash information:
  Depreciation and Amortization Expense                                                      $6,444                 $7,817
                                                                                        ============         ==============



     The accompanying notes are an integral part of these consolidated condensed financial statements.

                 Atlantic Tele-Network, Inc. and Subsidiaries

                       Notes to Consolidated Condensed
                            Financial Statements
           Three and Nine Months Ended September 30, 2001 and 2002

1. ORGANIZATION AND BUSINESS OPERATIONS

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC ("Choice Communications"), formerly Wireless World, LLC, which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the company has written down and will either sell or operate as a joint venture. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, has currently developed and built a Web-enabled telemarketing and service outsourcing call center in Guyana to provide sales and customer support to companies serving the U.S. and Caribbean markets. The Company owns a 43% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One," and has begun negotiations to acquire a 100% interest, subject to Bermuda Monetary Authority approval. ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

2. BASIS OF PRESENTATION

     The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2001 has been taken from the audited financial statements at that date. All of the other accompanying consolidated condensed financial statements are unaudited. These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") governing quarterly financial information. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's 2001 Annual Report on Form 10-K, as filed with the SEC.

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

     A reconciliation of basic net income per share to diluted net income per share for the three and nine month periods ended September 30, 2002 and September 30, 2001 is as follows (in thousands, except per share data):



                                                                   Three Months Ended
                                           Sept 30, 2001                                       Sept 30, 2002
                                              Weighted          Net                               Weighted         Net
                                 Net          Average         Income                 Net          Average         Income
                                Income         Shares        Per Share              Income         Shares       Per Share

       Basic net income            $3,221          4,987          $0.65                $2,746          5,000          $0.55

       Dilutive Securities:
       Stock Options                   $0             33          $0.01                    $0             71          $0.01

       Diluted net income          $3,221          5,020          $0.64                $2,746          5,071          $0.54
                                   ======          =====          =====                ======          =====          =====



                                                                   Nine Months Ended
                                           Sept 30, 2001                                       Sept 30, 2002
                                              Weighted          Net                               Weighted         Net
                                 Net          Average         Income                 Net          Average         Income
                                Income         Shares        Per Share              Income         Shares       Per Share

       Basic net income            $9,092          4,988          $1.82                $6,935          5,000          $1.39

       Dilutive Securities:
       Stock Options                   $0             23          $0.01                    $0             71          $0.02

       Diluted net income          $9,092          5,011          $1.81                $6,935          5,071          $1.37
                                   ======          =====          =====                ======          =====          =====

5. SEGMENT REPORTING

     The Company's operations fall into four separate segments: Telephone Operations which relates to GT&T ; Internet and Wireless Cable which relates to Choice Communications; Radio and Paging which primarily relates to ATN (Haiti) and Choice Communications; and Call Center which relates to Atlantic Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company's Form 10K for 2001. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total revenues from telephone operation. Total assets for GT&T were $137.7 million and $145.4 million at September 30, 2002 and December 31, 2001, respectively. For the three and nine month periods ended September 30, 2001 and September 30, 2002, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and are reported as other operations in the accompanying condensed consolidated statements of operations.

6. COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. The Company's comprehensive income was $3.3 million and $9.2 million for the three and nine months ended September 30, 2001, respectively. There was no difference between the Company's net income and comprehensive income for the three and nine month periods ended September 30, 2002, respectively.

7. NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and the amendment of SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This statement amends SFAS
No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company will adopt this statement as required and does not expect it to have a material impact on its consolidated financial statements.

     In June of 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In this statement, the Board acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to other parties that meets the definition of a liability. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this statement as required and does not expect it to have a material impact on its financial statements.

     On January 1, 2002 the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives.

     The Company recorded amortization expense related to goodwill arising from business combinations (which had an indefinite useful life) of approximately $60,000 and $180,000 for the three and nine month periods ended September 30, 2001, respectively. The Company included in other assets goodwill of $1.7 million at September 30, 2001 and $1.6 million at September 30, 2002. The adoption of the provisions of SFAS No. 142 has eliminated the amortization of goodwill during 2002 and has not had a material impact on the Company's condensed consolidated financial statements.

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

     In 1997 the Federal Communications Commission (the "FCC") issued a report and order in a rule-making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries, such as Guyana. The FCC required that the settlement rates between the U.S. and Guyana be reduced from $.85 to $.23 per minute by January 1, 2002. The $.85 per minute rate provided a significant subsidy to GT&T operations and network expansion activities. In 2001, the Company made an application to the FCC for relief from the FCC's order, and that application was denied by the FCC staff. The Company initially appealed the staff's determination to the full Commission but has recently withdrawn its appeal and initiated a Proceeding seeking to reduce the collection rates of U.S. carriers for traffic to Guyana.

     In 2001, the Government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, but negotiations were terminated by the Government in March 2002. (See Litigation.)

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

     In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company's 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims.

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

     In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T's rates for outbound long-distance calls to various countries, GT&T put into effect a surcharge and recovered $9.5 million of lost revenues from the period from October 1995 to the date of the High Court's order. The Guyana Consumers Advisory Bureau instituted a suit challenging GT&T's rights to institute this surcharge, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC's permission for such surcharge. In July 2002, the Guyana Court of Appeal ruled that GT&T properly instituted the surcharge and quashed the order of the High Court.

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

Litigation

     The Company is subject to lawsuits and claims which arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company's financial position or results of operations.

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

     Should GT&T be held liable for any of the above tax liabilities the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T's return on investment to less than 15% per annum.

     On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank ("IADB") to vote against a proposed $18 million loan to the Government of Guyana. This proposed loan would be used in significant part to create a telecommunications system in Guyana to compete with GT&T's existing system, thus violating the exclusivity provisions of the license granted to GT&T by the Government of Guyana in 1991 for 20 years, with an option to renew for an additional 20 years. The basis for this action is a provision of U.S. law which requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor. The Company alleged in its District Court filing that the government of Guyana had breached its 1990 Investment Agreement with ATN consistently since 1997 by failing to provide ATN with a 15% return on its investment and was acting contrary to that Agreement by announcing its intention to introduce competition and furthering that intention with the proposed loan from the IADB. The Government of Guyana sought leave to file an Amicus brief in the District Court action, but the court refused the request and suggested that the Company amend its complaint to include the Government of Guyana. Accordingly, ATN filed an amended complaint on July 25, 2002 adding a claim for damages against Guyana for the prior breaches of the 1990 Investment Agreement. On November 6, 2002 the Court set December 13, 2002 as the date for oral arguments, indicating its preliminary inclination to dismiss the Company's claims.

                 Atlantic Tele-Network, Inc. and Subsidiaries

               Management Discussion and Analysis of Financial
                     Conditions and Results of Operations


Introduction

     Atlantic Tele-Network, Inc. (the "Company" or "ATN"), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited ("GT&T"), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana ("Guyana") and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC ("Choice Communications"), formerly Wireless World, LLC, which holds Multichannel Multipoint Distribution Service ("MMDS") and Local Multipoint Distribution Service ("LMDS") licenses for the U.S. Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service provider, specialized mobile radio and paging businesses and the wireless cable television business. The Company owns an 80% interest in ATN (Haiti) S.A. ("ATN (Haiti)") and an 80% interest in Transnet, S.A. ("Transnet"), Haitian corporations which have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the company has written down and will either sell or operate as a joint venture. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, has currently developed and built a Web-enabled telemarketing and service outsourcing call center in Guyana to provide sales and customer support to companies serving the U.S. and Caribbean markets. The Company owns a 43% interest in Bermuda Digital Communications, Ltd. ("BDC"), which provides cellular telephone services in Bermuda under the name "Cellular One," and has begun negotiations to acquire a 100% interest, subject to Bermuda Monetary Authority approval. ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

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

     Last year the government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector. The changes under consideration include terminating the monopoly provisions of GT&T's license with appropriate compensation to GT&T, rebalancing rates so that the rates for each service represent the real economic cost of such services, and shifting from rate of return regulation to incentive rate-cap regulation. GT&T entered into negotiations with the Guyana government on these and related issues in February of this year. The Company is unable at this time to assess the impact of the government's proposals on the future financial position or results of operations of the Company.

     From the period from inception of GT&T's operations through September 30, 2002, the majority of GT&T's cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T's functional currency. With the decline in international settlement rates, the expansion of GT&T's cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T's functional currency in the future. If this were to occur, a decline in value of the Guyana dollar in relation to the U.S. dollar might give rise to an adverse impact on the Company's reported consolidated results of operations.

RESULTS OF OPERATIONS

Three and Nine months ended September 30, 2001 and 2002

     The Company had earnings of $2.7 million, or $0.55 basic and $0.54 diluted per share, for the quarter ended September 30, 2002. This compares to earnings of $3.2 million, or $0.65 basic and $0.64 diluted per share, for the quarter ended September 30, 2001. For the nine months ended September 30, 2002 the Company had net income of $6.9 million as compared to $9.1 million in the first nine months of last year. Per share earnings were $1.39 basic and $1.37 diluted for the nine months ended September 30, 2002 and $1.82 basic and $1.81 diluted for the first nine months of 2001.

     Telephone operating revenues for the quarter ending September 30, 2002 were $19.7 million as compared to $22.9 million for the same period of 2001, a decrease of $3.2 million, or 14%. Telephone operating revenues for the nine months ended September 30, 2002 were $51.5 million as compared to $62.7 million for the nine months ended September 30, 2001, a decrease of $11.2 million, or 18%. These decreases in telephone operating revenues are due to decreases in international long distance revenues of $5.9 million, or 34% and $18.6 million, or 39% for the three and nine months ended September 30, 2002, respectively. This decrease was attributable in part to a decrease in inbound international traffic revenues which decreased by $5.1 million, or 38%, and $17.4 million, or 46%, for the three and nine months ended September 30, 2002, respectively, as a result of the FCC mandated reduction in settlement rates for US-Guyana traffic from $.85 to $.23 per minute. During the quarter ended September 30, 2002 the Company recorded revenues of $1.5 million representing the collection of a settlement from an international telecommunications carrier which had previously been reserved. Offsetting the revenue decreases mentioned above were increases of $2.3 million, or 46%, for the third quarter and $7.1 million, or 54%, for the nine month period in local exchange revenues due to additional lines in service and increased cellular telephone operations, as cellular access lines increased from 25,862 to 67,931 from September 30, 2001 to September 30, 2002 and fixed access lines increased from 77,497 to 83,791 and for the same period.

     Telephone operating expenses were $11.7 million and $32.3 million for the three and nine months ended September 30, 2002 as compared to $12.8 million and $36.9 million for the corresponding periods of 2001 resulting in decreases of $1.1 million, or 9% and $4.6 million, or 12%. These decreases were due primarily to reductions in outbound international traffic expenses for traffic from Guyana to the U.S. as a result of the reduced settlement rate for this traffic. Partially offsetting these decreases in international long distance expense were increases in telephone operating expenses of $877,000, or 13% and $1.1 million, or 6% for the three and nine months ended September due to additional legal expenses and additional lines in service. Also offsetting the decrease in international long distance expense for the three months ended September 30, 2002 was an increase in general and administrative expense of $248,000, or 16% as a result of the Company taking a reserve of $793,000 against an advance made to a telecommunications company.

     Telephone operating expenses were approximately 60% and 63% of telephone operating revenues for the three and nine months ended September 30, 2002, respectively, as compared to 56% and 59% for the same periods of the prior year. This percentage increase is principally the result of decreased inbound international traffic revenues (which have no direct operating expenses) discussed above.

     Income from telephone operations was $8.0 and $19.2 million for the three and nine months ended September 30, 2002 as compared to $10.1 million and $25.8 million for the corresponding periods of 2001. This represents decreases of $2.1 million, or 21%, and $6.6 million, or 26%, for the three and nine months ended September 30, 2002 over the corresponding periods of the prior year. These changes are principally a result of the factors affecting revenues and operating expenses discussed above.

     Other operations revenues and expenses represent the operations of Choice Communications and Atlantic Tele-Center, Inc., for the three and nine months ended September 30, 2002. Other operations revenues and expenses also include the operations of ATN (Haiti) for the three and nine months ended September 30, 2001. Revenues of these operations were $793,000 and $2.7 million for the three and nine months ended September 30, 2002 as compared to $1.2 million and $3.4 million for the same periods in 2001. These decreases were the result of the decreased activity of ATN (Haiti) at December 31, 2001 and to its decrease in revenues at Choice Communications.

     Expenses of other operations were $2.5 million and $6.5 million for the three and nine months ended September 30, 2002 as compared to $2.0 million and $5.7 million for the same periods of 2001. These increases were due principally to increased expenses at Choice Communications of $600,000 and $1.4 million for the three and nine months ended September 30, 2002. The expenses include an expense of $250,000 for unpaid employee benefits which were applicable to 2001 and the six months ended June 30, 2002 which Choice Communications recorded in the quarter ended September 30, 2002.

     Equity in earnings of Bermuda Digital Cellular was $679,000 and $1,527,000 for the three and nine months ended September 30, 2002 as compared to $388,000 and $975,000 for the corresponding periods of 2001, representing increases of $291,000, or 75% and $552,000, or 57%. These increases were due primarily to increases in cellular subscribers, which climbed from 9,843 at September 30, 2001 to 15,670 at September 30, 2002, an increase of 60%.

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

     The Company's effective tax rate for the three and nine months ended September 30, 2002 was 51% and 52%, respectively, as compared to 55% and 53% for the three and nine months ended September 30, 2001.

     The minority interest in earnings consists primarily of the Guyana government's 20% interest in GT&T.

     A substantial part of GT&T's international telecommunications traffic during the periods covered by this Report consisted of traffic with MCI International, Inc., a subsidiary of WorldCom, Inc. which filed for reorganization under Chapter XI of the US Bankruptcy Code in July 2002. The bankruptcy of WorldCom and MCI does not appear to have any material adverse impact on the Company. WorldCom has announced its intentions to continue its core domestic and international long-distance telephone business. Should it be ultimately unable to do so, the Company believes that the traffic currently carried by MCI will find its way to GT&T through other carriers. At September 30, 2002, the Company's receivable from MCI was less than $1.0 million, net of reserves, and WorldCom and MCI have obtained permission of the bankruptcy court to pay in full certain foreign carriers, including GT&T, with which MCI and WorldCom engages in their international telephone carrier business.

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

     The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC which reduced the settlement rate for U.S. - Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company's revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. At September 30, 2002, approximately $7.0 million of the Company's total cash balances of $28.8 million consisted of balances denominated in Guyana dollars.

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

New Accounting Pronouncements

     See Note 7 to the consolidated condensed financial statements contained in this Report.

Item 3. Qualitative and Quantitative Disclosures about Market Risk

     See Item 7a. to the Company's Report on Form 10K for the year ended December 31, 2001.

         Item 4.    Disclosure Controls and Procedures


     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

         Item 6.  Exhibits and Reports on Form 8-K

                (a.)    Exhibit 99 Certification of CEO and CFO
                        regarding this report.
                (b.)    On July 29, 2002 the Company filed a
                        Report on Form 8K with respect to change of accountants

                 Atlantic Tele-Network, Inc. and Subsidiaries

                                  Signatures

     Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Atlantic Tele-Network, Inc.

Date: November 13, 2002             /s/  Cornelius B. Prior, Jr.
-----------------------             ---  -----------------------
                                    Cornelius B. Prior, Jr.
                                    Chief Executive Officer and Chairman
                                    of the Board




Date: November 13, 2002             /s/  Steven M. Ross
-----------------------             ---  --------------
                                    Steven M. Ross
                                    Chief Accounting Officer, Treasurer
                                    and Acting Chief Financial Officer

                                CERTIFICATIONS

I, Cornelius B. Prior, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Atlantic Tele-Network, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         Atlantic Tele-Network, Inc.

Date: November 13, 2002                  /s/  Cornelius B. Prior, Jr.
                                         Cornelius B. Prior, Jr.
                                         Chief Executive Officer and Chairman
                                         of the Board

                                CERTIFICATIONS

I, Steven M. Ross, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Atlantic Tele-Network, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               Atlantic Tele-Network, Inc.

 Date: November  13, 2002                      /s/  Steven M. Ross
 --------------  --------                      ---  --------------
                                               Steven M. Ross
                                               Chief Accounting Officer,
                                               Treasurer and Acting Chief
                                               Financial Officer