Form 10-K
period 2002-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2003-03-31
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

          ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF

         1934 [NO FEE REQUIRED] For the transition period from         to        .

Commission file number 0-19551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	9719 Estate Thomas Havensite P.O. Box 12030 St. Thomas, U.S. Virgin Islands (Address of principal executive offices)

47-0728886 (I.R.S. Employer Identification No.)	00802 (Zip Code)

(340) 777-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per Share	American Stock Exchange

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

Yes ☒             No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐             No ☒

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2002, was approximately $28,764,799 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 21, 2003, there were 4,986,474 outstanding shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant’s 2003 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC TELE-NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.    Business

Introduction

Atlantic Tele-Network, Inc. (“ATN” or the “Company”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991. Substantially all of the Company’s consolidated revenues and operating income in 2002 was derived from GT&T operations.

•	Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice,” and formerly known as Wireless World L.L.C.), is wholly owned by the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable T.V. services. Choice Communications acquired its internet service business in 1999 and its T.V. business in March 2000. Choice Communications upgraded its TV service from a 15 channel analog to a 137 channel digital service in 2002.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States.

•	Bermuda Digital Communications, Ltd. (“BDC”) provides cellular telephone services under the name “Cellular One” in Bermuda. The Company acquired a 30% interest in BDC in 1998 and increased its interest to 46% during 2000.

•	ATN (Haiti) S.A. (“ATN-Haiti”) and Transnet, S.A. (“Transnet”), which have provided dispatch radio, paging, internet access and data transmission services in Haiti. The Company acquired a 75% interest (since increased to 80%) in ATN-Haiti’s predecessor, Digicom S.A. in 1998 and acquired a 95% interest in Transnet S.A. in July 2000 (since decreased to 80%). During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations of both of these entities pending a sale of their assets. The activities of Haiti and Transnet on the 2002 results of operations were insignificant.

•	Call Home Telecom, LLC (“CHT”), a wholly owned subsidiary established in 2002 in the U.S. Virgin Islands to provide United States distribution and termination of international outbound collect calls from Guyana.

The Company was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In November 1991, the Company became a public company. On December 30, 1997, the Company was split into two separate public companies. One, a new company, Emerging Communications, Inc., contained all of the Company’s telephone operations in the U.S. Virgin Islands and was spun off to Jeffrey J. Prosser and the public stockholders of the Company. The other, the Company, continued to own GT&T. In connection with the transaction, the number of outstanding shares of the Company’s capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

The Company from time to time evaluates opportunities for establishing or acquiring other telecommunications business in the Caribbean area and elsewhere, and may make investments in such businesses in the future.

Cornelius B. Prior, Jr., Chairman of the Board and Chief Executive Officer of the Company, is the owner of approximately 62% of the outstanding common stock of the Company.

GT&T

General.    GT&T supplies all public telecommunications service in Guyana. GT&T is the successor to the Guyana Telecommunication Corporation (“GTC”), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

International Traffic.    GT&T’s revenues and earnings have been highly dependent upon international long-distance calls originating outside of Guyana, including collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T’s international traffic for the past three years:

International Traffic
	2000	2001	2002
(in thousands of minutes)
Inbound Paid and Outbound Collect	77,072 (80%)	77,680 (80%)	100,227 (84%)
Outbound	19,004 (20%)	19,553 (20%)	18,851 (16%)

Total	96,076 (100%)	97,233 (100%)	119,078 (100%)

GT&T has agreements with foreign telecommunications administrations and private carriers covering all international calls into or out of Guyana. These agreements include negotiated “settlement rates” which govern the rates of payment by GT&T to the foreign carriers for the use of their facilities in connecting international calls billed in Guyana, and by the foreign carriers to GT&T for the use of its facilities in connecting international calls billed abroad.

The two classes of international traffic described in the above table have produced significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a “settlement rate” payment from the foreign telecommunications carrier generally equal to one-half of the applicable “accounting rate”, and GT&T has no significant direct expenses associated with such traffic except for international transmission systems costs which are applicable to all of GT&T’s international traffic. In the case of outbound international traffic, GT&T must generally pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate that is regulated by the Public Utilities Commission of Guyana (“PUC”). During the past three years, amounts collected by GT&T for outbound international traffic have in the aggregate slightly exceeded the payments due to foreign carriers for such traffic.

On January 1, 2002, the settlement rate for U.S.—Guyana traffic was reduced from 85 cents per minute to 23 cents per minute. This resulted in a substantially reduced profit margin on inbound traffic from the United States but has increased its margin on outbound traffic to the United States. See “Regulation” and “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

In the past, a significant portion of GT&T’s international traffic revenues arose from the provision by GT&T of telecommunications services to audiotext providers in a number of foreign countries. However, the volume and profit margins of this traffic sharply declined in the past three years due to increased competition from domestic audiotext traffic, other terminating country carriers and from the internet, so that audiotext traffic no longer contributes significantly to the revenues or operating profits of the Company.

Domestic Service.    As of December 31, 2002, GT&T had 86,245 fixed subscriber access lines in service. This number of access lines represents approximately 11 lines per 100 inhabitants and an increase of approximately 8% over lines in service at December 31, 2001. Of all fixed lines in service, 73% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2002, GT&T extended service to a number of small communities. However, most rural areas still do not have telephone service.

GT&T’s revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Historically, the revenue contribution from local service has been roughly equal. In 2002 however, residential customers contributed 64% of the local service revenue and commercial customers provided 36%. This reflects GT&T’s continuing success at increasing the number of fixed access lines in service. At the end of 2002, GT&T’s basic monthly charge per access line was $2.77 for residential customers and $8.33 for business customers, and the average monthly bill for residential and business service (excluding charges for international calls and cellular service) was $9.99 and $18.48, respectively.

GT&T currently offers mobile cellular telephone service in the Georgetown, Guyana area and along substantially all of Guyana’s coastal plain. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. In May 2001, the Guyana PUC approved a GT&T proposal to reduce cellular charges and initiate a “calling party pays” system. In such a system, a land line caller to a cellular telephone will pay the air time charges (rather than the cell phone subscriber) for an incoming call to a cell phone. As a result of the new rates and in conjunction with the introduction of prepaid calling cards, cellular customers and revenues have increased dramatically, beginning in the latter half of 2001 and continuing throughout 2002. GT&T’s current average monthly revenue per cellular subscriber is approximately $16.59, including monthly rental and airtime charges. As of December 31, 2002, GT&T had approximately 79,915 active mobile cellular subscribers as compared to 39,206 at December 31, 2001.

Expansion.    Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly rebuilt and further expanded its telecommunications network. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to 86,245 lines as of December 31, 2002. Substantially all of GT&T’s access lines are now digitally switched lines. GT&T first introduced mobile cellular service in 1992. As is noted above, this service has grown dramatically since the second half of 2001.

GT&T is linked with the rest of the world principally through the Americas II undersea fiber optic cable, which was commissioned in October 2000. GT&T also maintains 688 voice grade equivalent circuits on an Intelsat satellite. GT&T has two Intelsat B earth stations, one of which is currently used to provide service through an Intelsat satellite to a number of localities in the interior of Guyana. This earth station and the Intelsat satellite may also be used in the future to provide a second satellite link from Guyana for international traffic.

GT&T owns capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (“ECFS”) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch to the Guyanas.

GT&T utilized Northern Telecom fixed wireless access technology to provide services to about 3,600 of its subscribers in 2001 but has increased the number to 5,900 at December 31, 2002. The normal land line rates apply to GT&T’s fixed wireless network services.

GT&T has installed over 600 public telephones in locations across the country providing telecommunications for both local and international calls in areas that had not previously enjoyed service. Currently, in addition to the public telephones, GT&T maintains three public “telephone centers” at which the public can, upon payment of the charges in cash to GT&T personnel who staff these centers, use an ordinary residential-type telephone to make international and domestic calls.

Other Services.    GT&T is also licensed to provide various telephone-related services that extend beyond basic telephone service, including yellow pages and other directory services, and it has an exclusive license to sell, lease or service various kinds of telecommunications equipment. Under its license from the Government of Guyana (the “License”), GT&T’s rates for most of these services must be specified in a tariff approved by the PUC. See “Business—Regulation.”

Significant Revenue Sources.    Certain carriers accounted for more than 10% of GT&T’s total revenues in 2000, 2001 and 2002. See Note 2 to the Consolidated Financial Statements included in this Report.

Competition.    Pursuant to its License from the government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local, domestic long-distance and international telephone service in Guyana. GT&T also has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T’s revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company. The exclusivity provisions of GT&T’s license are currently the subject of negotiations with the government of Guyana. See “GT&T—Regulation—Recent Developments.”

GT&T has a non-exclusive license to provide cellular radio telephone service. One other company is currently providing cellular service and two other companies have been licensed to provide such service. The PUC presently regulates GT&T’s cellular service rates.

Regulation.    GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 (“PUC law”) and the Guyana Telecommunications Act 1990 (“Telecommunications Law”). GT&T also has certain significant rights and obligations under the agreement (the “GT&T Agreement”) pursuant to which the Company acquired its interest in GT&T in 1991.

License.    The License, which was issued on December 19, 1990 pursuant to the GT&T Agreement, granted to GT&T an exclusive franchise to provide in Guyana (i) for a period of 20 years (renewable for an additional 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T’s network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service; and (ii) for a period of 10 years (renewable for an additional 10 years on a non-exclusive basis at the option of GT&T) supply of terminal and customer premises equipment and telefax, telex and telegraph service and telefax network service (without prejudice to the right of any other person to undertake any of the following activities: (a) sale of telefax or teleprinter machines, (b) maintenance of telefax or teleprinter equipment, or (c) operation of any facility for the sending or receiving of telefax copies or teleprinter messages). In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for an additional 20 years at the option of GT&T), cellular radio telephone service.

GT&T Agreement.    Under the GT&T Agreement, GT&T undertook to complete a substantial Expansion Plan by a date that, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years of 1991 through 1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use (“rate base”). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement), rates are to be calculated on the basis of GT&T’s entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 2002 was approximately $101 million, although the PUC in various orders or staff reports has disallowed or challenged several million dollars of franchise rights and working capital that are included in the foregoing figure.

Under the GT&T Agreement, upon non-renewal or termination of the License, the government of Guyana will be entitled to purchase the Company’s interest in GT&T or the assets of GT&T upon such terms as may be agreed to by the Company and the government or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

PUC Law and Telecommunications Law.    The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The Public Utilities Commission of Guyana is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has authority to set rates and has broad powers to monitor GT&T’s compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request. The PUC also has broad authority to review and amend any GT&T program for development and expansion of facilities or services.

Although, under the current PUC Law and predecessor statutes that have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement which guarantees GT&T at least 15% per annum return on its rate base, in the Company’s opinion, the PUC has consistently failed to do so. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

Recent Developments.    In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the introduction of wireline based competition would require the termination of the monopoly provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering a shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations have languished since the second quarter of 2002.

FCC Matters.    In 1997, the U.S. Federal Communications Commission (“FCC”) issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $.23 per minute by January 1, 2002. The settlement rate in effect prior to January 1, 2002 was $.85 per minute, and revenues from this traffic provided a significant subsidy to GT&T’s local operations and network expansion. The implementation of the FCC’s benchmark rate order in January of 2002 resulted in a substantial reduction in inbound international telecommunication revenue. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

Choice Communications

Choice Communications provides internet access services throughout the U.S. Virgin Islands primarily under the names viaccess.net and islands.vi. Choice Communications currently has about 9,500 internet subscribers and is the largest provider of internet access services in the U.S. Virgin Islands. Internet service is provided by dial-up and by high speed wireless links.

Choice Communications holds exclusive MMDS and non-exclusive LMDS licenses for the U.S.V.I. and provides “wireless cable T.V.” services to approximately 1,660 subscribers (including hotel rooms and equivalent subscribers on the island of St. Thomas). In 2002, Choice Communications converted the T.V. service from a 15 channel analog service to a 137 channel digital service for video programming and an additional 56 digital channels of audio programming.

Choice Communications also provides paging services and SMR services in the U.S. Virgin Islands and currently has 521 and 60 subscribers, respectively, to these services.

Choice Communications is also seeking to enter the telephone business in the U.S. Virgin Islands as a competitive local exchange carrier to Innovative Telephone Company (“Innovative,” formerly named the Virgin Islands Telephone Company, which until the reorganization of the Company in December 1997 was a subsidiary of the Company). Choice Communications is seeking to provide competitive telephony services using MMDS frequencies and infrastructure it owns or will construct, and by leasing wireline facilities from Innovative. During 2001, the Virgin Islands Public Services Commission upheld Innovative’s contention that it is entitled to a rural telephone company exemption from many of the provisions of the Federal Communications Act and established by arbitration a form of interconnection agreement which, in the Company’s opinion, made it unfeasible for Choice to provide service as a competitive local exchange carrier for the foreseeable future. Choice appealed the PSC’s decision to the Courts where the appeal is currently pending. This does not prohibit entry into the U.S. Virgin Islands market.

ATC

ATC, a wholly owned subsidiary of the Company, operates a call center in Guyana. ATC provides telemarketing and customer support services, via voice and data, including order taking services, billing inquiry services, technical support services and the like, to client companies and organizations that are primarily located in and serving the U.S. market. Guyana has an English speaking population with a high literacy rate, and a minimum hourly wage rate of U.S. $0.69. ATC’s trained agents work from client-supplied data readily accessible to them on ATC’s computer network. To date, ATC has established one location for its operations in Beterverwagting, Guyana, has installed a computer network sufficient for 100 agents to work simultaneously with the capability to expand to 500 agents, and has approximately 93 trained agents and supervisors and another 20 persons in training. ATC expects to employ more than 200 agents by December 31, 2003.

ATC communicates with its clients and its client’s customers in the U.S. and elsewhere via GT&T’s circuits in the Americas II fiber optic under-sea cable and through Intelsat satellites. ATN has established a point of presence in Miami, Florida to facilitate this communication. As of December 31, 2002, ATN has invested approximately $5.4 million in ATC. The Government of Guyana initially granted ATC a five-year tax exemption beginning in 2001 and during 2002 extended the tax holiday to eight years.

ATN-Haiti and Transnet

At December 31, 2001 the Company wrote-off its investment in ATN-Haiti and is in the process of curtailing the operations of both ATN (Haiti) and Transnet pending sale of their assets. The activities of Haiti and Transnet on the 2002 results of operations were insignificant.

ATN-Haiti has 13 tower sites that enable it to provide coverage to all major cities and a majority of the countryside in Haiti. ATN-Haiti provides paging and dispatch radio services throughout these areas. Transnet S.A. provides dial-up internet access services in Haiti through satellite links to the United States.

BDC

BDC provides cellular telephone service in Bermuda under the name “Cellular One.” BDC is a cellular and PCS competitor in Bermuda to the Bermuda Telephone Company. BDC commenced operations in July 1999. At December 31, 2002 it had about 16,595 subscribers, which it estimates to be a little more than 50% of the cellular market in Bermuda. BDC upgraded its service from analog to TDMA digital service during 2001 and was the first to introduce prepaid calling cards in Bermuda.

Call Home Telecom, LLC

CHT introduced Home Country Direct collect calling for Guyana in July 2002. This service allows a caller in Guyana to dial an access code from any phone and access an automatic operator in the United States and place a collect call to the United States where the call is billed. The calls are billed in US dollars and appear on the callers local telephone bill at $2.95 per minute.

Taxation—United States

As a U.S. corporation, the Company is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. GT&T is a controlled foreign corporation (“CFC”) for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under those provisions, the

Company may be required to include in income certain earnings and profits (“E&P”) of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times prior to their being distributed to the Company. At present, no material amount of such subsidiary E&P is includible in the U.S. taxable income of the Company before being distributed to it. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained in those provisions, the Company would be entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against the Company’s U.S. federal income tax.

A U.S. corporation is classified as a Personal Holding Company (“PHC”) if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of “PHC Income.” For any taxable year that a corporation is a PHC, the “undistributed personal holding company income” of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 39.6%. The Company currently satisfies the above ownership criterion but the Company believes that it does not satisfy the income criterion for classification as a PHC.

Taxation—Guyana

GT&T’s worldwide income is subject to Guyanese tax at an overall rate of 45%. The GT&T Agreement provides that the repatriation of dividends to the Company and the payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to the Company or any of its subsidiaries for management services they are engaged to render shall be payable in foreign currency and that their repatriation to the United States shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See Note 11 to the Consolidated Financial Statements included in this Report.

Employees

As of December 31, 2002, GT&T employed approximately 650 persons of whom approximately 475 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T’s current contract with this union expires on September 30, 2004. The Company and its other subsidiaries employed a total of approximately 167 persons at December 31, 2002. The Company considers its employee relations to be satisfactory.

Item 2.    Properties

At December 31, 2002, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see “Business—GT&T—Expansion.” GT&T carries insurance against damage to equipment and buildings, but not to outside plant. The Company and its other subsidiaries lease approximately 45,000 square feet of building space in various locations.

Item 3.    Legal Proceedings

GT&T is involved in various regulatory and court proceedings in Guyana that are discussed in Item 1. “GT&T—Regulation” and Note 11 to the Consolidated Financial Statements included in this Report.

The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company’s management, will not have a material adverse effect on the financial position or operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There	were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company as of the date hereof:

Name	Age	Position
Cornelius B. Prior, Jr.	69	Chief Executive Officer, Chairman of the Board and Secretary of the Company; Chairman of the Board of GT&T
Samuel Sigarto	41	Chief Operating Officer
Joseph L. DiMaio	54	Vice President—Sales and Marketing
Lawrence M. Fuccella	39	Vice President—Special Projects
Richard A. Hanscom	60	Vice President—Technology and Engineering
Lawrence G. Stewart	43	Vice President—Corporate Development
Sonita Jagan	37	Chief Executive Officer—GT&T

Cornelius B. Prior, Jr. became Co-Chief Executive Officer and President of the Company upon its founding in 1987 and since December 30, 1997, has been Chief Executive Officer and Chairman of the Board. From 1980 until June 1987, Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group. Mr. Prior was a Fulbright Scholar following graduation from Holy Cross College and the Harvard Law School. He is also currently the Chairman of the Caribbean Association of National Telecommunications Organizations (CANTO).

Samuel Sigarto joined the Company in December 2002 as Chief Operating Officer. For the past 20 years, Mr. Sigarto has held key positions at major companies throughout the telecommunications industry, including three years as Senior Vice President for Nortel Networks, ten years as Executive Director for SBC Technology Resources, and seven years at AT&T Bell Laboratories and Bellcore. Mr. Sigarto holds degrees in both Computer Science and Electrical Engineering.

Joseph L. DiMaio joined the Company in January 2003. He is a thirty year veteran in telephony with over two decades of senior leadership responsibility for sales and marketing. His background includes the launch of America’s first contiguous fiber optic network with Microtel in 1985 to the recent the roll-out of global data initiatives with Primus Telecommunications.

Lawrence M. Fuccella became a Vice President of the Company in 1998. Mr. Fuccella joined GT&T as assistant Finance Controller in July 1992 after receiving his MBA from Virginia Commonwealth University. He became Finance Controller of GT&T in 1993. Since 1994 he has been Special Projects Director with responsibility for managing the Company’s domestic long-distance projects, audiotext operations and its relationships with foreign telecommunications administrations.

Richard A. Hanscom, Sr. was appointed as Vice President—Technology and Engineering of the Company in March 2000. He has 39 years of experience in the telecommunications industry. He joined ITT in 1974, and was working at Vitelco when the Company acquired it in 1987 and has held various management positions with the company since that time. He has a degree in Electrical Engineering from Rochester Institute of Technology.

Lawrence G. Stewart joined the Company in November 2001 as Vice President of Corporate Development. Mr. Stewart came to ATN from a PCS wireless company based in Atlanta, GA, where he was Vice President, Sales & Marketing. For the previous ten years, Mr. Stewart held key management positions with BellSouth’s wireless groups, and helped develop BellSouth International operations in Latin America, Europe, and Asia/Pacific. Mr. Stewart holds a B.A. from the University of Virginia, and an MBA from the University of North Carolina—Chapel Hill.

Sonita Jagan Chief Executive Officer of GT&T joined GT&T in March 1993 as Assistant Financial Controller. She was promoted to Financial Controller in 1994 and was further promoted to General Manager—Internal Affairs in June 1999. Ms. Jagan received a Bachelor of Arts in Administration and Commerce from the University of Western Ontario, Canada.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock, $.01 par value, is listed on the American Stock Exchange (“AMEX”) under the symbol “ANK”. The following table sets forth quarterly market price ranges for the Company’s Common Stock in 2001 and 2002:

2001 Quarters	High	Low
1st	16.50	10.50
2nd	16.25	13.00
3rd	13.95	13.00
4th	14.20	12.85

2002 Quarters	High	Low
1st	13.56	11.95
2nd	14.74	10.63
3rd	14.64	13.32
4th	15.50	13.54

The approximate number of holders of record of Common Stock as of March 21, 2003 was 66.

Dividends

The Company has paid quarterly dividends on its common stock since January 1999. Dividends were paid at the rate of $0.15 per share per quarter from January 1999 through January 2000 and at the rate of $0.175 per share per quarter from April 2000 through January 2001. In March 2001 the Board of Directors increased the quarterly dividend to $0.20 per share commencing April 2001. Dividends have been paid at the rate of $0.20 per share per quarter from April 2001 through June 2002. In September 2002 the Board of Directors declared a dividend increase to $0.225 per share payable on October 11 and another quarterly dividend of $0.225 per share payable on January 10, 2003. In March 2003, the Board declared its regular quarterly dividend of $0.225 per share.

The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors of the Company. The continuation or modification of the Company’s current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and profitability of the Company and its subsidiaries and other factors deemed relevant at that time by the Board of Directors.

Item 6.    Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The following selected historical financial data have been derived from and are qualified by reference to, the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto of the Company for the years ended December 31, 2000, 2001 and 2002. As is discussed in Note A and in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s results of operations in several of the years shown below were significantly affected by certain items. The data shown below identifies these items for the years 1998 through 2002. All dollar amounts are in thousands, except per share data.

	1998	1999	2000	2001	2002
Statement of Operations Data:	Consolidated
Telephone operations Revenues:
International long-distance revenues	$84,028	$73,737	$62,370	$62,467	$39,711
Local exchange service revenues	9,444	8,692	11,724	18,538	27,788
Other revenues	1,172	1,602	2,480	2,657	3,311

Total revenue	94,644	84,031	76,574	83,662	70,810
Total operating expenses	63,095	60,165	47,670	49,911	44,002

Income from telephone operations	31,549	23,866	28,904	33,751	26,808
Loss from other operations	(373)	(599)	(1,239)	(6,488)	(5,008)
Other income (expense), net	2,930	(28)	1,491	(437)	3,034

Income from operations before income taxes and minority interest	34,106	23,239	29,156	26,826	24,834
Income taxes	15,913	11,898	14,403	14,557	12,943

Income from operations before minority interest	18,193	11,341	14,753	12,269	11,891
Minority interest	(2,281)	(1,676)	(2,428)	(3,078)	(2,404)

Net Income (See Note A)	$15,912	$9,665	$12,325	$9,191	$9,487

Reported Income Per Share
Basic net income per share	$3.25	$2.05	$2.51	$1.84	$1.90

Diluted net income per share	$3.23	$2.05	$2.51	$1.83	$1.87

Dividends Per Share	$0.15	$0.60	$0.70	$0.80	$0.85

Balance Sheet Data:
Fixed Assets, net	$46,431	$56,165	$72,459	$81,952	$86,859
Total assets	126,260	131,162	137,970	142,006	147,506
Short-term debt (including current portion of long-term debt)	3,403	3,410	1,687	2,402	1,899
Long-term debt, net	11,394	7,969	2,513	5,582	3,690
Stockholders’ equity	68,874	74,777	83,469	88,943	94,106

Note A:	The results above have been impacted by the following items for 1998: (i) settlement with a net income impact of $2.0 million by a foreign telecommunications carrier for interruption of traffic to Guyana in 1995, (ii) settlement with a net income impact $2.3 million of a claim arising from the cancellation of an insurance policy and (iii) an increase in Net Income of the Company of $1.0 million arising from the devaluation of the Guyana dollar from 142:1 to 180:1. For 1999: gain due to a settlement with an international telecommunications carrier resulting in a net income effect of $293 thousand. For certain significant items in 2001, see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts’ Reports

This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management’s expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the matters discussed in the “GT&T—Regulation” section of this Report and in Note 11 to the Consolidated Financial Statements included in this Report.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material non-public information or other confidential information. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by an analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Introduction

The Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. Historically, GT&T derived most of its revenues from international telephone services. In 1997, the FCC issued a report and order setting maximum international settlement rates for telecommunications traffic between the U.S. and many countries. This order became effective with respect to traffic between the U.S. and Guyana on January 1, 2002 and required that from that date the settlement rate for traffic between the U.S. and Guyana be reduced from $.85 per minute to $.23 per minute. The international settlement rate is the amount which GT&T receives from U.S. carriers for inbound traffic from the United States and which GT&T pays to U.S. carriers for traffic from Guyana to the United States. Since the volume of inbound traffic from the United States to Guyana is traditionally 3-4 times the volume of outbound traffic from Guyana to the United States, the reduction in the international settlement rate for U.S.-Guyana traffic negatively impacted GT&T’s operating profits.

During 2001, the government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the introduction of wireline based competition would require the termination of the monopoly provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering a shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations languished since the second quarter of 2002. The Company is unable at this time to assess the impact of the government’s proposals on the future financial position or results of operations of the Company.

The principal components of operating expenses for the Company’s telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, international long-distance expenses, taxes other than income taxes and general and administrative expenses. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include GT&T’s expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. General and administrative expenses consist principally of parent company overheads and amortization.

For accounting purposes, the December 1997 split up transaction of the Company into two separate publicly held companies (the Company and the Emerging Communications, Inc.) was treated as a non pro rata split off of a business in which the split off entity is to be accounted for at fair value. The Company was considered to be the split off entity since Emerging Communications, Inc. had the greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. Accordingly, the balance sheet of the Company at December 31, 1997 was adjusted to fair value as evidenced by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment included an approximately $60 million reduction in the Company’s consolidated net fixed assets, and an approximately $45 million reduction in the Company’s consolidated stockholders’ equity. The fair value adjustment reduced the carrying value on the Company’s consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 is not a reliable indicator of the Company’s cost of replenishing its assets.

The Company’s consolidated financial statements include, in addition to GT&T, the subsidiaries and affiliates listed in Note 1 to the Consolidated Financial Statements included in this Report.

Critical Accounting Policies

The Company has based its discussion and analysis of financial condition and results of operations on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company periodically evaluates its critical accounting policies and estimates, including those related to foreign currency, revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived and intangible assets, tax related accruals and contingencies. The Company bases its estimates on operating experience and on various conditions existing in the market and it believes them to be reasonable under the circumstances. Those estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Foreign Currency: From the period from inception of GT&T’s operations through December 31, 2002, the majority of GT&T’s cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T’s functional currency. With the decline in international settlement rates, the expansion of GT&T’s cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T’s functional currency in the future. If this were to occur, a decline in value of the Guyana dollar in relation to the U.S. dollar might have an adverse impact on the Company’s reported consolidated results of operations. As of December 31, 2002, $5.9 million of the Company’s $30.6 million of consolidated cash and cash equivalents was denominated in the Guyanese dollar.

Revenue Recognition: Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. The Company determines the country of origin of traffic it receives from foreign carriers to apply the appropriate rate to minutes of long-distance traffic carried by it. The

Company also applies estimates based on historical collections experience in estimating amounts for which revenue is not recognized. The Company’s principal subsidiary operates in a regulated industry. Therefore its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

The Company recognizes revenue from subscriptions to Choice Communications’ internet and cable service over the period that services are provided.

Valuation of Accounts Receivable: A considerable amount of judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. The Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

Property, Plant and Equipment: The Company operates in an environment where rapid changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company provides for depreciation using the straight-line method.

With respect to the Company’s principal subsidiary, GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized at GT&T in connection with ordinary retirements of depreciable property. As of January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission. In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC. Because GT&T operates in a regulated environment, it accounts for costs in accordance with the accounting principles for regulated enterprises. Accordingly, fixed assets are depreciated over lives approved by regulators, and certain costs and obligations are deferred based on approvals received from regulators to permit recovery of such amounts in future years.

Long-Lived and Intangible Assets: In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company assesses impairments when necessary and adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

Tax Related Accruals: The Company’s estimate of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9—Income Taxes to its consolidated financial statements. These reflect the assessment of actual current and future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income tax could vary from these estimates due to future changes in tax law or results from final review of our tax returns by taxing authorities. The Company is also subject to tax audits from various jurisdictions. It makes estimates based on the available information and consults with experts where necessary. The Company believes its estimates are reasonable, however, they may change materially in the future due to new developments or changes.

Contingencies: The Company is subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. It is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

Net income for 2002 was $9.5 million, or $1.90 per share basic and $1.87 per share diluted, as compared to $9.2 million, or $1.84 per share basic and $1.83 per share diluted, for 2001, an increase of $0.3 million or 3%.

Telephone operating revenues for the year ended December 31, 2002 were $70.8 million as compared to $83.7 million for 2001 a decrease of $12.9 million or 15%. This decrease in revenue was primarily due to a $22.7 million, or 36% decrease in international long-distance revenue resulting from the FCC Order implemented on January 1, 2002 that required the settlement rate for traffic between the U.S. and Guyana be reduced from $.85 per minute to $.23 per minute. Partially offsetting the decrease was an increase of $9.2 million in local exchange service revenues. This increase was primarily the result of increased cellular revenue, as cellular lines in service increased from 39,206 at December 31, 2001 to 79,915 at December 31, 2002, an increase of 40,709 lines or 104%. The balance of the increase in local exchange service revenues was a result of increased fixed access lines in service that increased from 79,913 at December 31, 2001 to 86,245 at December 31, 2002, an increase of 6,332 lines or 8%.

Operating expenses were $44 million for 2002 as compared to $49.9 million for 2001. This represents a decrease of $5.9 million or 12%. This decrease was due principally to a decrease in international long distance expense of $7.3 million or 44% resulting from the FCC Order that traffic between the U.S. and Guyana be reduced from $.85 per minute to $.23 per minute. There was an increase in telephone operating expenses of $1.3 million or 5% and no material increase in general and administrative expenses. The $1.3 million increase in telephone operating expense was primarily due to increased legal expense and increases in wages and electricity costs. Telephone operating expenses were approximately 62% of telephone operating revenues in 2002 as compared to approximately 60% of telephone operating revenues in 2001.

Other operations revenues and expenses represent the operations of ATN (Haiti), Transnet, Choice Communications, and Atlantic Tele-Center, Inc., each of which had operating losses in the twelve months ended December 31, 2002 and Call Home Telecom, LLC which had a positive net income of $57,000 on revenues of $266,000 for the first 6 months of operations ending December 31, 2002. The Company is in the process of curtailing the operations of ATN (Haiti) and Transnet and is seeking to sell assets of these two entities.

Losses from other operations were $5 million for 2002 as compared to $6.5 million for 2001. Revenues of these operations were $3.9 million for 2002 as compared to $4.5 million for 2001. In 2001, losses from other operations included an impairment charge of $3.0 million representing a write-off of the Company’s remaining investment in ATN (Haiti) as of December 31, 2001. The decrease in revenues from other operators of $0.6 million, or 13% over 2001, was primarily attributable to decreased revenues from Choice Communications, as internet dialup revenue decreased and Atlantic Tele-Center did not attract new customers during the year. Expenses of other operations were $8.9 million for 2002 as compared to $7.9 million for 2001, an increase of 13%. This increase in expenses was primarily due to increases in costs incurred at Choice Communications.

Income from operations before income taxes and minority interest for 2002 was $24.8 million as compared to $26.8 million for 2001. This represents a decrease of $2 million or 7% and is principally a result of the factors affecting revenues and operating expenses discussed above.

Other income (expense), net includes interest income and expense as well as the Company’s equity in the earnings of Bermuda Digital Communications.

The Company’s effective tax rate for the year ended December 31, 2002 was 52.1% as compared to 54.3% for 2001.

The minority interest in earnings consists primarily of the Guyana government’s 20% interest in GT&T.

Years Ended December 31, 2001 and 2000

Net income for 2001 was $9.2 million, or $1.84 per share basic and $1.83 per share diluted, as compared to $12.3 million, or $2.51 per share, basic and diluted for 2000. Net income for 2001 includes $5.2 million of write-offs, net of tax benefit which represents: (i) $3.2 million write off, net of tax benefit of $1.8 million, of the Company’s equity interest in LighTrade; (ii) $1.4 million write off, net of tax benefit of $1.6 million, for the Company’s interest in its subsidiary, ATN (Haiti); and (iii) $455,000, net of tax benefit of $245,000, reserve against an advance made to a telecom company the Company was looking at acquiring. After excluding these charge offs, the Company’s net income would have been $14.3 million or $2.88 per share basic and $2.87 per share diluted.

Telephone operating revenues for the year ended December 31, 2001 were $83.7 million as compared to $76.6 million for 2000 an increase of $7.1 million or 9.3%. This increase in revenues was primarily due to a $6.8 million, or 58% increase in local exchange revenues. $4.3 million of the increase in local exchange service revenues was a result of increased cellular revenue as cellular lines in service increased from 7,881 at December 31, 2000 to 39,206 at December 31, 2001, an increase of 31,325 or 397%. The balance of the increase in local exchange service revenues was a result of increased fixed access lines in service that rose from 71,738 at December 31, 2000 to 79,913 at December 31, 2001, an increase of 8,175 lines or 11%.

International long distance revenues in 2001 were $62.5 million—essentially the same amount as in 2000, as increases in revenues from inbound and outbound traffic, other than audiotext, offset an expected decline in audiotext traffic. In 2001, audiotext traffic was not a significant contributor to the Company’s revenues or operating profits.

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

Other operations revenues and expenses represent the operations of ATN (Haiti), Transnet, Choice Communications and Atlantic Tele-Center, Inc., each of which had operating losses in the twelve months ended December 31, 2001. The Company is in the process of curtailing the operations of ATN (Haiti) and Transnet and is seeking to sell assets of these two entities.

Losses from other operations were $6.5 million for 2001 as compared to $1.2 million for 2000. In 2001, other operations included an impairment charge of $3.0 million representing a write-off of the Company’s remaining investment in ATN (Haiti) as of December 31, 2001. Revenues of other operations were $4.5 million for 2001 as compared to $3.8 million for 2000. This resulted in an increase of $661,000, or 17%, over 2000, which were primarily attributable to additional revenues from Choice Communications as the cable television business was integrated after the purchase of Antilles Wireless Cable TV on March 31, 2000. Expenses of other operations were $7.9 million for 2001 as compared to $5.1 million for 2000. This resulted in increases of $2.8 million, or 57% over 2000. This increase in expenses was due to an increase of $1.3 million in start up costs associated with the development of Atlantic Tele-Center, Inc. and a $1.7 million increase in costs incurred at Choice. These increases were partially offset by a decrease of $193,000 at ATN (Haiti) as operations were reduced in anticipation of selling or closing this entity.

Income from operations before income taxes and minority interest for 2001 was $26.8 million as compared to $29.2 million for 2000. This represents a decrease of $2.4 million or 8% and is principally a result of the factors affecting revenues and operating expenses discussed above.

Other income (expense), net includes interest income and expense as well as the Company’s equity in the earnings of Bermuda Digital Communications. During 2001 the Company took write-offs of $3.3 million, net of tax, to write off an equity interest in LighTrade, Inc., which is also included in other income (expense), net.

The Company’s effective tax rate for the year ended December 31, 2001 was 54.3% as compared to 49.4% for 2000.

The minority interest in earnings consists primarily of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to the Company’s Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

The following table discloses aggregate information about our contractual obligations as of December 31, 2002 and the periods in which payments are due:

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	>5 Years
	(In thousands)
Long Term Debt including interest	$6.5	$2.3	$2.2	$0.6	$1.4

As of December 31, 2002, the Company had $30.6 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. This represents an increase of $13.1 million compared to December 31, 2001. This increase was affected by the sale of $6.4 million of marketable securities in 2002 and the net repayment of $3.7 million of loans provided to the Company’s affiliate, Bermuda Digital Communications. Cash provided by operating activities totaled $29.2 million. The principal uses of cash were $15.5 million for capital equipment, $2.4 million for principal reduction on long term debt and $4.2 million for dividends paid to shareholders of the Company’s common stock.

The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs. The Company’s primary source of funds at the parent company level is advisory fees and dividends from GT&T. The tax and regulatory issues discussed in Note 11 to the Consolidated Financial Statements included in this Report could have a material adverse impact on the Company’s liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC that reduced the settlement rate for U.S.—Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations. As of December 31, 2002, approximately $5.9 million of the Company’s total cash balances consisted of balances denominated in Guyana dollars.

From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

GT&T has certain outstanding equipment loans totaling $1.1 million on an original facility of $34 million. These require monthly principal payments plus interest, with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loans are at fixed rates ranging from 8.82% to 10.32%. The Company guarantees these GT&T equipment loans. They are secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers.

During 2001, ATN entered into two separate financing arrangements with U.S. Bancorp Equipment Finance, Inc. These loans are secured by property of ATN and its subsidiaries. As of December 31, 2002, approximately $2.2 and $2.3 million were outstanding on these loans. The loans mature in 2005 and 2008. Interest is payable on the outstanding principal balance at a variable rate based on three-month LIBOR plus 6.52% and 3.36%, respectively. As of December 2002, the interest rates on these loans were 7.95% and 4.79%, respectively.

The Company anticipates making capital expenditures of approximately $18 to $21 million during fiscal 2003, generally for replacement wireline equipment and wireless equipment and related software for coverage and capacity expansion to service new customer growth.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in any of the years 1998 through 2002.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Asset Retirement Obligations,” which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset’s useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted as of January 1, 2003 and is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company will adopt this statement as required.

In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this statement as required.

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. At this time, the Company does not anticipate making a voluntary change to the fair value based method of accounting for stock-based employee compensation. See Note 2 and Note 8 for a complete discussion of stock-based employee compensation.

On November 22, 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.

Equipment Loans made by Northern Telecom International Finance B.V to GT&T are guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. As of December 31, 2002, GT&T’s indebtedness for these equipment loans amounted to less than $1.1 million.

Effective March 31, 2000, Choice Communications acquired the assets and business of Antilles Wireless. The purchase agreement included provisions for payment of additional amounts or return of previously paid amounts dependant on financial performance of the acquired company.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk

Although the majority of GT&T’s revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar. Through December 31, 2002, the value of the Guyana dollar has remained stable at approximately $180 to the U.S. dollar. The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because the majority of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base. Accordingly, devaluations of the Guyana dollar should have had no long term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Critical Accounting Policies” above.

Item 8.    Financial Statements and Supplementary Data

Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP (“Andersen”) audited the Company’s accounts for 1998, 1999, 2000 and 2001. On July 22, 2002, the Board of Directors upon recommendation of its Audit Committee, decided not to reengage Andersen as the Company’s principal public accountants and engaged PricewaterhouseCoopers LLP to serve as the Company’s principal public accountants for fiscal year 2002.

Andersen’s reports on the consolidated financial statements of the Company and its subsidiaries for the two most recent fiscal years ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through July 22, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

At that time, the Company provided Andersen with a copy of the foregoing disclosures. Andersen informed the Company that it was unable to provide a letter stating whether it is in agreement with such statements.

During the Company’s two most recent fiscal years ended December 31, 2001 and the subsequent interim period through July 22, 2002, the Company did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be included in the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), and such information is incorporated herein by reference, except that the information regarding the Company’s executive officers called for by this item is included in Part I under the heading “Executive Officers of the Registrant.”

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

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and Acting CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial	Statements

Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules that appears on page F-1 hereof.

2.    Financial Statement Schedule

Financial statement schedules for the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedules that appears on page F-1 hereof.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of 2002.

(c)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 dated September 27, 1991).

3.3	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 16, 1996).

3.4	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1998 Stock Plan (incorporated by reference to Exhibit L to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.2	Amendments to the 1998 Stock Plan (incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

10.3	Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 13, 2001)

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001)

21	Subsidiaries of the Company

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Information Regarding Consent of Arthur Andersen LLP

99	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC TELE-NETWORK, INC.

By:	/S/ CORNELIUS B. PRIOR, JR.
Cornelius B. Prior, Jr. Chief Executive Officer, Chairman of the Board and Secretary

March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chief Executive Officer, Acting Chief Financial Officer, Chairman of the Board and Secretary	March 31, 2003

/s/ LENORE EDGECOMBE Lenore Edgecombe	Controller (principal accounting officer)	March 31, 2003

/s/ CHARLES ROESSLEIN Charles Roesslein	Director	March 31, 2003

/s/ ERNST BURRI Ernst Burri	Director	March 31, 2003

/s/ HENRY WHEATLEY Henry Wheatley	Director	March 31, 2003

CERTIFICATIONS

I, Cornelius B. Prior, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Atlantic Tele-Network, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ATLANTIC TELE-NETWORK, INC.

Date: March 31, 2003	/s/ CORNELIUS B. PRIOR, JR.
Cornelius B. Prior, Jr. Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

December 31, 2000, 2001, and 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders

Atlantic Tele-Network, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule of Atlantic Tele-Network, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions described in Note 6 to the financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

As discussed above, the financial statements of Atlantic Tele-Network, Inc. and subsidiaries as of December 31, 2001, and for each of two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 6. In our opinion, the transitional disclosures for 2001 and 2000 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/    PricewaterhouseCoopers LLP

Atlanta, Georgia

March 27, 2003

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH OUR FILING ON FORM 10-K FOR THE YEAR ENDING DECEMBER 31, 2001. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K. FOR FURTHER DISCUSSION SEE EXHIBIT 23.2 TO THIS FORM 10-K OF WHICH THIS REPORT FORMS A PART.

AS DISCUSSED IN NOTE 6, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. THE ARTHUR ANDERSEN LLP REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Atlantic Tele-Network, Inc.:

We have audited the accompanying consolidated balance sheets of ATLANTIC TELE-NETWORK, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/    ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 27, 2002

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT APPLIES TO SUPPLEMENTAL SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001.

To Atlantic Tele-Network, Inc.

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 27, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 27, 2002

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2002

(In Thousands, Except Share Data)

ASSETS	2001	2002
Current Assets:
Cash and cash equivalents	$17,536	$30,651
Marketable securities	6,385	—
Accounts receivable, net of allowance	16,561	9,832
Materials and supplies	4,498	4,421
Prepayments and other current assets	2,784	4,542

Total current assets	47,764	49,446

Fixed Assets:
Property, plant, and equipment	107,603	123,078
Less accumulated depreciation	(25,651)	(36,219)

Net fixed assets	81,952	86,859

Goodwill, Net	1,593	1,593
Other Intangible Assets, Net	678	484
Investment In And Advances To Bermuda Digital Communications, Ltd.	6,700	4,681
Other Assets	3,319	4,443

Total assets	$142,006	$147,506

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$2,402	$1,899
Accounts payable and accrued liabilities	7,876	7,731
Dividends payable	1,012	1,141
Accrued taxes	4,082	5,525
Advance payments and deposits	1,800	2,451
Other current liabilities	3,135	2,430

Total current liabilities	20,307	21,177
Deferred Income Taxes	5,953	8,459
Long-Term Debt, excluding current portion	5,582	3,690

Total liabilities	31,842	33,326

Minority Interests	21,221	20,074

COMMITMENTS AND CONTINGENCIES (Note 11)
Stockholders’ Equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 4,995,595 and 4,986,474 shares outstanding in 2001 and 2002, respectively	52	52
Treasury stock, at cost	(1,501)	(1,669)
Additional paid-in capital	55,787	55,914
Retained earnings	34,571	39,809
Accumulated other comprehensive loss	34	—

Total stockholders’ equity	88,943	94,106

Total liabilities and stockholders’ equity	$142,006	$147,506

The accompanying notes are an integral part of these consolidated balance sheets.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2000, 2001, and 2002

(In Thousands, Except Share Data)

	2000	2001	2002
Telephone Operations:
Operating revenues:
International long-distance revenues	$62,370	$62,467	$39,711
Local exchange service revenues	11,724	18,538	27,788
Other revenues	2,480	2,657	3,311

Total operating revenues	76,574	83,662	70,810

Operating expenses:
International long-distance expenses	20,358	16,655	9,344
Plant-specific operations	5,425	5,739	5,404
Plant-nonspecific operations	8,444	10,124	11,778
Customer operations	3,156	5,186	4,145
Corporate operations	4,969	5,628	6,699
General and administrative expenses	4,482	5,732	5,776
Taxes other than income taxes	836	847	856

Total operating expenses	47,670	49,911	44,002

Income from telephone operations	28,904	33,751	26,808

Other Operations:
Revenues of other operations	3,826	4,487	3,908
Expenses of other operations	(5,065)	(7,938)	(8,916)
Asset write-down	—	(3,037)	—

Loss from other operations	(1,239)	(6,488)	(5,008)

Other Income (expense):
Interest expense	(1,480)	(576)	(686)
Interest income	2,297	1,557	991
Other income (expense), net	674	1,832	2,729
Loss on investment, net	—	(3,250)	—

Other income (expense), net	1,491	(437)	3,034

Income Before Income Taxes And Minority Interests	29,156	26,826	24,834
Income Taxes	14,403	14,557	12,943

Income Before Minority Interests	14,753	12,269	11,891
Minority Interests	(2,428)	(3,078)	(2,404)

Net Income	$12,325	$9,191	$9,487

Net Income Per Share:
Basic	$2.51	$1.84	$1.90

Diluted	$2.51	$1.83	$1.87

Weighted Average Common Shares Outstanding:
Basic	4,912	4,987	5,000

Diluted	4,913	5,013	5,071

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2000, 2001, and 2002

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders Equity
Balance, December 31, 1999	$49	$(1,418)	$54,263	$22,040	$(157)	$74,777
Purchase of 57,000 shares of common stock	—	(529)	—	—	—	(529)
Issuance of 242,424 shares of common stock for acquisition	3	—	1,388	—	—	1,391
Reissuance of 40,000 shares of common stock for acquisition	—	367	25	—	—	392
Award of 17,713 shares of common stock under Directors’ Remuneration Plan	—	—	150	—	—	150
Reissuance of 4,403 shares of common stock from treasury under Directors’ Remuneration Plan	—	41	(41)	—	—	—
Cash paid in Acquisition of Antilles Wireless (Note 3)	—	—	—	(1,500)	—	(1,500)
Dividends on common stock	—	—	—	(3,493)	—	(3,493)
Net income	—	—	—	12,325	—	12,325
Other comprehensive loss	—	—	—	—	(44)	(44)

Balance, December 31, 2000	52	(1,539)	55,785	29,372	(201)	83,469
Purchase of 4,900 shares of common stock	—	(67)	—	—	—	(67)
Reissuance of 13,750 shares of common stock for exercise of stock options	—	105	2	—	—	107
Dividends on common stock	—	—	—	(3,992)	—	(3,992)
Net income	—	—	—	9,191	—	9,191
Other comprehensive income	—	—	—	—	235	235

Balance, December 31, 2001	52	(1,501)	55,787	34,571	34	88,943
Purchase of 20,518 shares of common stock	—	(300)	—	—	—	(300)
Reissuance of 2,500 shares of common stock for exercise of stock options	—	47	1	—	—	48
Reissuance of 8,897 shares of common stock from treasury under Directors’ Remuneration Plan	—	85	(85)	—	—	—
Award of 15,209 shares of common stock under Directors’ Remuneration Plan	—	—	211	—	—	211
Dividends on common stock	—	—	—	(4,249)	—	(4,249)
Net income	—	—	—	9,487	—	9,487
Other comprehensive loss	—	—	—		(34)	(34)

Balance, December 31, 2002	$52	$(1,669)	$55,914	$39,809	$—	$94,106

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2000, 2001, and 2002

(In Thousands, Except Share Data)

	2000	2001	2002
Cash Flows from Operating Activities:
Net income	$12,325	$9,191	$9,487
Adjustments to reconcile net income to net cash flows provided by operating activities (excluding the effects of acquisitions):
Depreciation and amortization	8,113	9,398	10,759
Deferred income taxes	2,400	650	2,506
Minority interests	2,428	3,078	2,404
Equity in earnings of Bermuda Digital Communications, Ltd.	(345)	(1,228)	(1,812)
Loss on investment	—	5,000	—
Asset write down	—	3,037	—
Changes in operating assets and liabilities:
Accounts receivable, net	(587)	4,632	6,729
Materials and supplies, prepayments, and other current assets	1,447	1,132	(1,568)
Uncollected surcharges	303	157	762
Accounts payable and accrued liabilities	4,350	(4,379)	(898)
Accrued taxes	(2,396)	(1,345)	1,443
Other	(225)	(874)	(652)

Net cash provided by operating activities	27,813	28,449	29,160

Cash Flows from Investing Activities:
Capital expenditures	(18,298)	(21,406)	(15,475)
Proceeds from sale of property, plant, and equipment	—	1,050	—
Sale (purchase) of marketable securities, net	—	(6,351)	6,385
Investment in LighTrade, Inc.	—	(5,250)	(320)
Acquisitions, net of cash received	(1,025)	—	—
(Advances to) repayments by Bermuda Digital Communications, Ltd.	(1,160)	—	3,749
Distribution to minority shareholders	(1,597)	(3,050)	(3,550)
Other investments	—	(126)	—

Net cash used in investing activities	(22,080)	(35,133)	(9,211)

Cash Flows from Financing Activities:
Repayment of long-term debt	(7,179)	(1,916)	(2,395)
Issuance of long-term debt	—	5,700	—
Purchase of common stock	(529)	(67)	(300)
Proceeds from stock option exercise	—	—	25
Cash paid in acquisition of Antilles Wireless	(1,500)	—	—
Dividends paid on common stock	(3,493)	(3,992)	(4,164)

Net cash used in financing activities	(12,701)	(275)	(6,834)

Net change in cash and cash equivalents	(6,968)	(6,959)	13,115
Cash and Cash Equivalents, beginning of year	31,463	24,495	17,536

Cash and Cash Equivalents, end of year	$24,495	$17,536	$30,651

Supplemental Cash Flow Information:
Interest paid	$1,440	$584	$686

Income taxes paid	$16,799	$15,902	$12,096

Noncash Activities:
Issuance of common stock—Antilles Wireless acquisition	$1,391	$—	$—

Issuance of common stock—Cobex International Inc.	$392	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001, and 2002

1.    ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, specialized mobile radio, paging and the wireless cable television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the Company has subsequently written down and will either sell or operate as a joint venture (see Note 3). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets. Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. Call Home Telecom commenced commercial operations in 2002. The Company owns a 46% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that operates under the name “Cellular One” and is the principal competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2001 and 2002 and the results of operations and cash flows for the three year period ended December 31, 2002 include the accounts of the Company and its majority-owned subsidiaries, GT&T, Transnet and ATN Haiti, and its wholly owned subsidiaries, Choice Communications, Call Home Telecom, LLC and Atlantic Tele-Center, Inc. Investments in affiliated entities in which the Company has at least 20% ownership and less than 50% ownership and does not have management control are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2001 and 2002, $2.6 million and $5.9 million, respectively, of the Company’s cash was denominated in the Guyanese dollar. There are no significant restrictions on the Company’s use of this cash or its ability to convert this cash to U.S. dollars.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company classifies its existing marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method. For 2001, marketable securities consisted of investments in Government National Mortgage Association pools of mortgages maturing during 2028.

Materials and Supplies

Materials and supplies primarily include customer premise equipment, cables, and poles at GT&T and are carried in inventory at weighted average cost.

Fixed Assets

The Company’s fixed assets are recorded at cost. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

The Company provides for depreciation using the straight-line method. This has resulted in a composite annualized rate of 9.1%, 9.4%, and 9.1% for GT&T during the years ended December 31, 2000, 2001, and 2002, respectively. With respect to GT&T, the cost of depreciable property retired, together with removal cost less any salvage realized, is charged to accumulated depreciation. No gain or loss is recognized at GT&T in connection with ordinary retirements of depreciable property. As of January 1, 1998, GT&T adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission (“PUC”). In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC.

Goodwill and Other Intangible Assets

Intangible assets consist primarily of licenses, customer lists, and non-compete agreements. Intangible assets are amortized over the following estimated useful lives:

Years
FCC licenses	10
Customer lists	5
Non-compete agreements	6

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2000 and 2001, goodwill was amortized using the straight-line method over periods of benefit that did not exceed 12 years. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was taken on goodwill in 2002. Goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

Minority Interests

Minority interests in the accompanying consolidated statements of operations represent minority shareholders’ share of the income or loss of consolidated subsidiaries, consisting principally of GT&T but also including ATN (Haiti) and Transnet. The minority interests in the accompanying consolidated balance sheets reflect the original investments by these minority shareholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses of these subsidiaries and net of any distribution from the consolidated subsidiaries.

Revenue Recognition

Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. The Company determines the country of origin of traffic it receives from foreign carriers to apply the appropriate rate to minutes of long-distance traffic carried by the Company. Additionally, the Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

The Company recognizes revenue from subscriptions to Choice Communications’ internet and cable service over the period that services are provided. These revenues are included in the accompanying consolidated statements of operations as revenues of other operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using currently enacted tax rates.

Credit Concentrations and Significant Customers

In 2002, revenue from Worldcom, consisting primarily of international long distance revenues, comprised approximately 23% of total revenue. No other customer accounted for more then 10% of total revenue for 2002.

In prior years, revenues from WorldCom and British Telecom, consisting of international long-distance revenues, comprised approximately 35% and 10%, respectively, of total revenues for the year ended December 31, 2000, and 47% and 3%, respectively, of total revenues for the year ended December 31, 2001. No other customers accounted for more than 10% of total revenues.

The majority of connecting companies’ accounts receivable are due from these companies.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sources of Supplies

GT&T voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company’s needs, management believes that other sources for this equipment exist that would be on commensurate terms, and that operating results would not be adversely affected.

Foreign Currency Gains and Losses

With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 2000, 2001 and 2002, foreign currency (losses) and gains related primarily to settlements with foreign carriers and amounted to $37,000, ($326,000) and ($574,000), respectively.

Regulatory Accounting

GT&T accounts for costs in accordance with the accounting principles for regulated enterprises prescribed by SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” This accounting recognizes the economic effects of rate regulation by recording cost and a return on investment as such amounts are recovered through rates authorized by regulatory authorities. Accordingly, under SFAS No. 71, fixed assets are depreciated over lives approved by regulators, and certain costs and obligations are deferred based on approvals received from regulators to permit recovery of such amounts in future years.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, and debt. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2001 and 2002, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company’s stock options are its only potentially dilutive securities. For the years ended December 31, 2000, 2001, and 2002, some of the potentially dilutive securities were dilutive and, therefore, are included in diluted net income per share.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of basic net income per share to diluted net income per share for the years ended December 31, 2000, 2001, and 2002 is as follows (in thousands, except share data):

	2000			2001			2002
		Weighted	Net		Weighted	Net		Weighted	Net
	Net	Average	Income	Net	Average	Income	Net	Average	Income
	Income	Shares	per share	Income	Shares	per share	Income	Shares	per share
Basic net income	$12,325	4,912	$2.51	$9,191	4,987	$1.84	$9,487	5,000	$1.90
Dilutive securities:
Stock options	0	1	0.00	0	26	(0.01)	0	71	(0.03)

Diluted net income	$12,325	4,913	$2.51	$9,191	5,013	$1.83	$9,487	5,071	$1.87

Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which the Company adopted effective January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 may not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 had no material impact on the Company’s consolidated financial statements as the Company has no material derivative instruments or hedging activities.

Stock Based Compensation

At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2000	2001	2002
Net income:
As reported—basic and diluted	$12,325	$9,191	$9,487
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(97)	(129)	(150)

Pro forma—basic and diluted	$12,228	$9,062	$9,337

Earnings per share:
As reported—basic	$2.51	$1.84	$1.90

As reported—diluted	$2.51	$1.83	$1.87

Pro forma—basic	$2.49	$1.82	$1.87

Pro forma—diluted	$2.49	$1.81	$1.84

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Asset Retirement Obligations,” which establishes new accounting and reporting standards for legal obligations associated with retiring assets. The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset’s useful life. Changes in the liability resulting from the passage of time will be recognized as operating expenses. SFAS No. 143 must be adopted as of January 1, 2003 and is not expected to have a material impact on the Company’s results of operations or financial position.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets, including discontinued operations, and consequently amends Accounting Principles Board (APB) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 also amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption of this statement did not have a material impact on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The provisions of this statement are applicable for fiscal years beginning after, transactions entered into after and financial statements issued on or subsequent to May 15, 2002. The Company will adopt this statement as required.

In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It nullifies the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This statement also establishes that fair value is the objective for the initial measurement of the liability. The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt this statement as required.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will implement SFAS No. 148 effective January 1, 2003 regarding disclosure requirements for condensed financial statements for interim periods. At this time, the Company does not anticipate making a voluntary change to the fair value based method of accounting for stock-based employee compensation. See Note 8 for a complete discussion of stock-based employee compensation.

On November 22, 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.

Equipment Loans made by Northern Telecom International Finance B.V to GT&T are guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. As of December 31, 2002, GT&T’s indebtedness for these equipment loans amounted to less than $1.1 million.

Effective March 31, 2000, Choice Communications acquired the assets and business of Antilles Wireless. The purchase agreement included provisions for payment of additional amounts or return of previously paid amounts dependant on financial performance of the acquired company.

3.    ACQUISITIONS

Bermuda Digital Communications, Ltd.

On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2002, the Company had a 46% equity interest in BDC, which would be reduced to 43% if certain existing stock options held by officers and employees were exercised.

The Company has recorded cumulative equity in earnings of $2.7 million. For the years ended December 31, 2000, 2001 and 2002, the Company recorded equity in earnings of BDC of $345,000, $1,228,000, and $1,812,000 respectively, which are included in the accompanying consolidated statements of operations as other income (expense).

In 1998 and 1999 the Company also provided loans to BDC totaling $3.9 million at Citibank’s prime rate plus 3%. BDC repaid all balances due to the Company under this financing in May of 2002.

In July 2003, the Company has the option, subject to the provisions of the Bermuda Companies Act, to sell to BDC any or all of the shares it then owns in BDC, and in July 2008 BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares owned by the Company. Each such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank.

ATN (Haiti) and Transnet

Effective June 2, 1998, the Company acquired a 75% interest in ATN (Haiti) for $1.8 million in cash and a commitment to issue 15,873 shares of ATN common stock in the future. During 1999, the Company determined that issuance of the 15,873 shares of ATN common stock was not warranted and the Company acquired an additional 5% interest in ATN (Haiti) in settlement of claims under the acquisition agreement. The original purchase price allocation was adjusted accordingly. The Company acquired a 95% interest in Transnet (subsequently reduced to 80%) in July 2000 for $150,000. These acquisitions were accounted for as purchases in accordance with APB Opinion No. 16. Accordingly, the purchase price was allocated to the assets acquired based on the estimated fair values as of the acquisition date.

Due to poor operating results, during the fourth quarter of 2001 the Company initiated a process to curtail operations and sell the assets of ATN (Haiti) and Transnet. At that time, the Company completed a review of the assets of ATN (Haiti) pursuant to SFAS No. 121,”Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and wrote the Company’s investment in ATN (Haiti) down to zero. This resulted in an approximate $3.0 million asset write-down (approximately $2.0 million net of tax) in the fourth quarter of 2001. The activities of Haiti and Transnet on the 2002 results of operations were insignificant.

Antilles Wireless

Effective March 31, 2000, Choice Communications acquired the assets and business of Antilles Wireless for 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable T.V. services. The Chairman of the Board and majority shareholder of the Company had owned the entire equity interest in Antilles Wireless. In accordance with American Institute of Certified Public Accountants Interpretation No. 39 of APB Opinion No. 16, the assets and liabilities acquired from Antilles Wireless have been recorded at Antilles Wireless’s cost similar to a pooling-of-interests transaction, and the cash portion of the consideration of $1.5 million has been treated as a distribution to a stockholder analogous to a cash dividend. The purchase agreement included provisions for payment of additional amounts or return of previously paid amounts dependant on financial performance of the acquired company.

Cobex International Inc. (“Cobex”)

Effective June 20, 2000, Choice Communications acquired the “islands.vi” Internet access business of Cobex, an Internet service provider in the U.S. Virgin Islands, for a consideration of 40,000 shares of ATN common stock and $400,000 in cash. The acquisition added approximately 2,500 subscribers to Choice Communications’ customer base. This acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the cost over the estimated fair value of the net tangible assets acquired amounted to $762,000 and has been included in other assets in the accompanying consolidated balance sheets. The $762,000 purchase price excess has been allocated between goodwill and customer list.

LighTrade, Inc. (“LighTrade”)

During 2001, the Company acquired a significant minority interest in LighTrade for $5.0 million. LighTrade was a Washington, D.C. based company in the developmental stage, which was seeking to establish a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carriers and service providers to interconnect with each other and to help create a public market for trading “bandwidth” (telecommunications transport capacity).

During the first quarter of 2002, LighTrade filed for Chapter 7 bankruptcy protection. The Company does not expect to recover any of this investment in the bankruptcy proceedings and recorded an investment impairment charge of $5.0 million (approximately $3.3 million, net of tax) in 2001.

In addition the Company made secured loans of $250,000 to LighTrade during 2001 and an additional $320,000 in January 2002. The Company believes these amounts will be recoverable based on the Company’s security interest in certain assets of LighTrade.

Pro Forma Results

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2000 assumes that the acquisitions of Antilles Wireless and Cobex completed during 2000, which were accounted for as purchases, occurred as of January 1, 2000 (in thousands, except per share data):

2000
Revenues (telephone and other operations)	$80,528
Net income	12,162
Basic and diluted net income per share	$2.48

4.    ACCOUNTS RECEIVABLE

As of December 31, 2001 and 2002, accounts receivable consist of the following (in thousands):

	2001	2002
Subscribers, net of allowance for doubtful accounts of $415 and $970 in 2001 and 2002, respectively	$3,554	$4,030
Connecting companies, net of allowance for doubtful accounts of $4,771 and $6,967 in 2001 and 2002, respectively	11,937	5,686
Other, net of allowance	1,070	116

Total accounts receivable, net	$16,561	$9,832

5.    FIXED ASSETS

As of December 31, 2001 and 2002, property, plant, and equipment consist of the following (in thousands):

	2001	2002
Outside plant	$33,160	$36,482
Central office equipment	42,677	52,607
Land and building	4,094	4,568
Station equipment	3,231	3,702
Cable TV, Office and internet equipment	14,603	16,599
Other	7,642	7,861

Total plant in service	105,407	121,819
Construction in progress	2,196	1,259

Total property, plant, and equipment	$107,603	$123,078

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of a valuation of the Company’s net assets in a non-pro rata split-off during 1997, fixed assets were reduced by $49.2 million from their previous carrying value, which was based primarily on historical cost.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2002 the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting standards for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for upon acquisition and on an ongoing basis. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have finite useful lives (whether or not acquired in a business combination) will continue to be amortized over their useful lives. The adoption of the provisions of SFAS No. 142 has eliminated the amortization of goodwill during 2002.

In accordance with the requirements of SFAS 142, the Company has performed its required annual impairment test of goodwill and has determined that goodwill is not impaired. The following table reflects net income adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

	(In thousands)
	2000	2001	2002
Net income as reported	$12,325	$9,191	$9,487
Add back goodwill amortization	106	159	—

Adjusted net income	$12,431	$9,350	$9,487

Income per share basic:
As reported	$2.51	$1.84	$1.90
Goodwill amortization	0.02	0.03	—

Adjusted basic income per share	$2.53	$1.87	$1.90

Income per share diluted:
As reported	$2.51	$1.83	$1.87
Goodwill amortization	0.02	0.04	—

Adjusted diluted income per share	$2.53	$1.87	$1.87

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

	(In thousands)
	2001		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
FCC licenses	$801	$431	$801	$533
Customer Lists	300	120	300	180
Non-Compete Agreements	200	72	200	104

Total	$1,301	$623	$1,301	$817

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate amortization expense for the year ended December 31, 2002 (in thousands):	$194
Estimated amortization expense:
For the year ended December 31, 2003	$172
For the year ended December 31, 2004	172
For the year ended December 31, 2005	132
For the year ended December 31, 2006	8

7.    LONG-TERM DEBT

As of December 31, 2001 and 2002, long-term debt consists of the following (in thousands):

	2001	2002
Notes payable to Northern Telecom International Finance B.V. by GT&T under a $34 million equipment financing agreement (the “GT&T Equipment Loans”)	$2,479	$1,052
Notes payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $3.2 million equipment financing agreement	2,969	2,220
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	2,487	2,317
Other	49	0

	7,984	5,589
Less current portion	2,402	1,899

Total long term debt	$5,582	$3,690

The GT&T Equipment Loans require monthly principal payments plus interest, with all outstanding balances maturing in 2004. The interest rates on the GT&T Equipment Loans are at fixed rates ranging from 8.82% to 10.32%.

The GT&T Equipment Loans are guaranteed by ATN and secured by a pledge of all the GT&T stock owned by ATN and a security interest in all net toll revenues due to GT&T from significant carriers. During 2000, Northern Telecom International Finance B.V. (“Northern Telecom”) waived the Company’s requirement to maintain a debt service reserve fund and escrow account. Accordingly, the balance of the debt service reserve fund and escrow account of $3.9 million was used to reduce outstanding borrowings under the notes payable to Northern Telecom.

In July 2001, the Company obtained a $1.0 million short-term credit facility that allows for borrowings to be used for the Company’s current operating and capital needs. The interest rate on the facility is prime plus 1%. As of December 31, 2002 the Company had no borrowings under this agreement.

In August 2001, ATN entered into a $3.2 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is secured by property of ATN and its subsidiaries. As of December 31, 2002, approximately $2.2 million was outstanding on the loan. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2005. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 6.52%. As of December 2002, the interest rate was 7.95% and the weighted average interest rate for 2002 was 8.28%.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is secured by property of ATN and its subsidiaries. As of December 31, 2002, approximately $2.3 million was outstanding on the loan. The loan requires monthly principal and interest

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of December 2002, the interest rate was 4.79% and the weighted average interest rate for 2002 was 5.12%.

Future maturities of long-term debt at December 31, 2002 are as follows (in thousands):

2003	$1,899
2004	1,255
2005	693
2006	212
2007	223
Thereafter	1,307

$5,589

8.    EQUITY

Common Stock

Dividends were paid at the rate of $0.175 per share per quarter from April 2000 through January 2001 and at the rate of $0.20 per share per quarter from April 2001 through January 2002. In April 2002, the quarterly dividend was increased to $0.225 cents per share.

Treasury Stock

In 2000, the Company repurchased 57,000 shares of its common stock at an aggregate cost of approximately $529,000 or an average price of $9.28 per share. In June 2000, the Company used 40,000 of these shares in connection with the acquisition of Cobex. In July 2000, the Company issued 4,403 of these shares to a director under the board of directors’ remuneration plan. In 2001, the Company repurchased an additional 4,900 shares of its common stock at an aggregate cost of approximately $67,000 or an average price of $13.67 per share.

In 2002, the Company repurchased 20,518 shares of its common stock at an aggregate cost of approximately $300,000 or an average price of $14.63 per share. The Company issued 2,500 shares from treasury pursuant to the exercise of employee stock options and an additional 8,897 shares to directors under the board of directors’ remuneration plan.

Board of Directors’ Remuneration Plan

Directors who are not officers or employees of the Company have the option under a director’s remuneration plan (“Directors’ Plan”), adopted by the board of directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of company common stock on a deferred basis. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. Directors’ annual retainers relate to their terms of office that run from one annual stockholders’ meeting to the next. The following table shows for each of the three calendar years the amounts of annual retainer which participating directors have elected to take in stock units under the Directors Plan and the number of stock units allocated to them under the Plan:

Term of Office	Annual Retainer Paid in Stock Units	Number of Stock Units
2000-2001	$ 75,000	6,705
2001-2002	$100,000	9,083
2002-2003	$ 80,000	4,582

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 250,000 shares of common stock for options to be granted under the Option Plan, and granted options to employees to purchase 130,000 shares of the Company’s common stock at an exercise price of $9.625 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over a period of four years. During 1999, 120,000 options were forfeited due to certain employees leaving the Company.

In 2000, the Company granted options to employees to purchase 125,000 shares of the Company’s common stock at an average exercise price of $11.965 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over periods of three to four years.

In 2001, the Company granted an option to an employee to purchase 25,000 shares of the Company’s common stock at an average exercise price of $11.01 per share (the fair value per share of the common stock at the date of grant). The options have terms of ten years and vest ratably over four years. During 2001, certain employees exercised stock options to purchase 13,750 shares.

In 2002, the Company granted an incentive stock option to an employee to purchase 50,000 shares of the Company’s common stock at an exercise price of $13.57 per share. The option has a term of ten years and vests ratably over four years. In addition, certain employees exercised stock options to purchase 2,500 shares at a weighted average price of $9.625 and options to purchase 25,000 at a weighted average price of $11.01 were forfeited.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$9.01—$10.00	18,750	8.0	9.83	6,250	9.83
$10.01—$13.00	100,000	7.2	12.50	66,667	12.50
Greater Than $13.00	50,000	9.4	13.57	—	13.57

	168,750			72,917

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the transactions under the option plan:

Number of
Options
Outstanding at December 31, 1999	10,000
Granted	125,000
Forfeited	—
Exercised	—

Outstanding at December 31, 2000	135,000
Granted	25,000
Forfeited	—
Exercised	(13,750)

Outstanding at December 31, 2001	146,250
Granted	50,000
Forfeited	(25,000)
Exercised	(2,500)

Outstanding at December 31, 2002	168,750

In 1995, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” which defines a fair value-based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to continue using the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 were used.

The Company has elected to continue to account for its Option Plan under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company’s common stock granted to employees during the years ended December 31, 2000, 2001, and 2002 using the Black-Scholes option pricing model, as allowed under SFAS No. 123 and based on the following assumptions:

	2000	2001	2002
Risk free interest rate	6.63%	3.86%	3.82%
Expected dividend yield	7.00%	6.00%	5.90%
Expected life (years)	5 years	5 years	5 years
Expected volatility	54.0%	54.0%	47.0%

At December 31, 2000, 2001, and 2002, there were 135,000, 146,250, and 168,750 options outstanding, respectively, with a weighted average remaining contractual life of 9.2 years, 8.4 years, and 7.9 years, respectively, and a weighted average exercise price of $11.80, $11.90, and $12.52 share, respectively. The weighted average fair value of options granted during the years ending December 31, 2000, 2001 and 2002 was $4.12, $3.47 and $3.74 per share, respectively, or $515,000, $89,000 and $187,000 in aggregate, respectively. If the Company had accounted for these options in accordance with SFAS No. 123, the Company would have amortized this fair value over the vesting period of the options, resulting in $97,000, $129,000, and $150,000 in compensation expense for the years ended December 31, 2000, 2001, and 2002, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2000, 2001, and 2002 (in thousands):

	2000	2001	2002
Tax computed at statutory U.S. federal income tax rates	$10,205	$9,389	$8,692
Guyanese income taxes in excess of statutory U.S. tax rates	2,693	3,235	2,387
Other, net	1,505	1,933	1,864

Income tax expense	$14,403	$14,557	$12,943

The components of income tax expense for the years ended December 31, 2000, 2001, and 2002 are as follows (in thousands):

	2000	2001	2002
Current:
United States	$926	$801	$150
Foreign	11,504	12,383	10,406
Deferred	1,973	1,373	2,387

	$14,403	$14,557	$12,943

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2001 and 2002 (in thousands):

	2001	2002
Deferred tax assets:
Nondeductible expenses	$4,663	$5,136
Other	193	193

	4,856	5,329

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	7,358	9,978
Revenues not recognized for tax purposes	470	275
Other	293	374

	8,121	10,627

Net deferred tax liabilities	(3,265)	(5,298)
Portion included in current assets	2,688	3,161

Noncurrent deferred tax liabilities	$(5,953)	$(8,459)

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    RETIREMENT PLANS

The Company has a noncontributory defined benefit pension plan for eligible employees of GT&T who meet certain age and employment criteria. Contributions are intended to provide not only for benefits attributed for service to date but also for those expected to be earned in the future. The Company’s funding policy is to contribute to the plan such amounts as are actuarially determined to meet funding requirements. The benefits are based on the participants’ average salary or hourly wages during the last three years of employment and credited service years.

The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2001 and 2002:

	2001	2002
Discount	8.00%	7.00%
Annual salary increase	7.50%	5.00%
Expected long term return on plan assets	9.25%	8.00%

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2001 and 2002 (in thousands):

	2001	2002
Projected benefit obligations:
Balance at beginning of year:	$1,830	$3,929
Service cost	206	378
Interest cost	217	312
Benefits paid	(54)	(134)
Actuarial (gain) loss	1,730	(138)

Balance at end of year	$3,929	$4,347

Plan assets:
Balance at beginning of year:	$2,694	$3,544
Actual return on plan assets	209	225
Company contributions	694	655
Benefits paid	(54)	(134)

Balance at end of year	$3,543	$4,290

The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2001 and 2002 (in thousands):

	2001	2002
Funded status	$(385)	$(57)
Unrecognized prior service cost	129	116
Unrecognized net actuarial (gain) loss	1,986	1,835

Prepaid asset recognized in the accompanying consolidated balance sheets	$1,730	$1,894

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2000, 2001, and 2002 (in thousands):

	2000	2001	2002
Service cost	$161	$206	$378
Interest cost	152	217	312
Expected return on plan assets	(215)	(268)	(307)
Recognized net actuarial (gain) loss	(5)	5	94
Net amortization	13	13	13

Net periodic pension cost (income)	$106	$173	$490

11.    COMMITMENTS AND CONTINGENCIES

Regulatory Matters

GT&T is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991, and because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims.

On December 31, 2001, GT&T filed an application with the PUC seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for US-Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such permanent rates have been approved.

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations have languished since the second quarter of 2002. (See Litigation).

In early 2000, Inet Communications, Inc., an internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T’s monopoly. Inet’s motion was struck for non-appearance of counsel. However, Inet’s counsel has applied for the matter to be restored. The Court has not yet taken action on Inet’s motion.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates that represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional annual revenues over and above the interim rates then in effect. This was further updated on August 31, 2000 to reflect additional proposed revenues of $8.5 million per year. On December 21, 2001 the PUC issued an order denying GT&T any further rate increase and confirming as permanent the interim rates then in effect. GT&T has appealed this PUC decision to the Guyana Court of Appeal.

In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T’s rates for outbound long-distance calls to various countries, GT&T put into effect a surcharge and recovered $9.5 million of lost revenues from the period from October 1995 to the date of the High Court’s order. The Guyana Consumers Advisory Bureau instituted a suit challenging GT&T’s rights to institute this surcharge, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC’s permission for such surcharge. In July 2002, the Guyana Court of Appeal ruled that GT&T properly instituted the surcharge and quashed the order of the High Court.

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeal; and that appeal is still pending. No stay currently exists against this order

Litigation

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below for which the Company is currently unable to predict the outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than three years ago.

GT&T is contesting income tax assessments of approximately US $8.3 million that it has received from the commissioner of Inland Revenue for the years 1991 – 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997 – 2000 in the aggregate amount of approximately $7.4 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court of Appeals’ decision.

In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T’s understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court’s order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Trade Minister and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T’s application. Negotiations have begun with the Revenue Authorities on the possible settlement of the issues involved.

Should GT&T be held liable for any of the above tax liabilities the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T’s return on investment to less than 15% per annum.

In response to a claim against Emerging Communications, Inc. (“ECI”) for pension benefits due to the Chairman of ATN, ECI has assessed claims with respect to “Closing Adjustments” when ATN and ECI separated in December 1997. ECI has asserted that its claim is worth $4.5 million. The Company believes that ATN is due $1.15 million. ECI is also claiming that if the Chairman’s pension claim for $775,000 is successful, then ATN will be liable to ECI for such amount under an indemnification provision of the separation agreement. Management believes the “Closing Adjustment” claims are without merit and that the closing documents reflect no such agreement to indemnify.

On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank (“IADB”) to vote against a proposed $18 million loan to the Government of Guyana. This proposed loan would be used in significant part to create a telecommunications system in Guyana to compete with GT&T’s existing system, thus violating the exclusivity provisions of the license granted to GT&T by the Government of Guyana in 1991 for 20 years, with an option to renew for an additional 20 years. The basis for this action is a provision of U.S. law that requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor. The Company alleged in its District Court filing that the government of Guyana had breached its 1990 Investment Agreement with ATN consistently since 1997 by failing to provide

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATN with a 15% return on its investment and was acting contrary to that Agreement by announcing its intention to introduce competition and furthering that intention with the proposed loan from the IADB. The Government of Guyana sought leave to file an Amicus brief in the District Court action, but the court refused the request and suggested that the Company amend its complaint to include the Government of Guyana. Accordingly, ATN filed an amended complaint on July 25, 2002 adding a claim for damages against Guyana for the prior breaches of the 1990 Investment Agreement. On March 7, 2003 the United States District Court for the District of Columbia dismissed the Company’s suit. The Company is considering an appeal.

12.    RELATED-PARTY TRANSACTIONS

In March 2000, Wireless World acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. The Chairman of the company owned the entire equity interest in Antilles Wireless. See Note 3 for additional information.

During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company’s investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company’s directors after disclosure of the above facts, which were not a factor in the board’s decision to make the investment. In July 2001, the Chairman made an unsecured loan of $500,000 to LighTrade, and the Company made secured loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to secure a $5,000,000 equity investment by an unaffiliated investor. See Note 3 for additional information.

13.     COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. The difference between net income and comprehensive income for the years ended December 31, 2000, 2001, and 2002 is detailed in the following table (in thousands):

	2000	2001	2002
Net Income, as reported	$12,325	$9,191	$9,487
Unrealized gain on marketable securities	—	62	(62)
Foreign currency translation adjustments	(80)	366	—

Total other comprehensive (loss) income	(80)	428	(62)
Income tax effect on comprehensive income (loss)	36	(193)	28

Total other comprehensive (loss) income, net of tax	(44)	235	(34)

Comprehensive income, net of income taxes	$12,281	$9,426	$9,453

14.     INDUSTRY SEGMENTS

The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Choice Communications, Radio and Paging which primarily relates to ATN (Haiti) and Choice Communications and Call Center which relates to Atlantic

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total operating revenues. Total assets for GT&T were approximately $110 million as of December 31, 2002. For the years ended December 31, 2000, 2001, and 2002, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as other operations in the accompanying consolidated statements of operations.

15.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2001 and 2002 (in thousands):

	2001 Consolidated
	for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$18,372	$21,439	$22,897	$20,954
Telephone operating expenses	11,370	12,719	12,780	13,042

Income from telephone operations	7,002	8,720	10,117	7,912
Loss from other operations	(715)	(702)	(877)	(4,194)
Other income (expense), net	655	197	(93)	(1,196)

Income before income taxes and minority interests	6,942	8,215	9,147	2,522
Income taxes	3,548	4,301	4,992	1,716

Income before minority interests	3,394	3,914	4,155	806
Minority interests	(628)	(809)	(934)	(707)

Net income	$2,766	$3,105	$3,221	$99

Earnings Per Share (Basic)	$0.55	$0.62	$0.65	$0.02
Earnings Per Share (Diluted)	$0.55	$0.62	$0.64	$0.02

	2002 Consolidated
	for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$15,312	$16,546	$19,660	$19,292
Telephone operating expenses	10,179	10,410	11,699	11,714

Income from telephone operations	5,133	6,136	7,961	7,578
Loss from other operations	(821)	(1,264)	(1,664)	(1,259)
Other income (expense), net	675	946	887	526

Income before income taxes and minority interests	4,987	5,818	7,184	6,845
Income taxes	2,547	3,136	3,674	3,586

Income before minority interests	2,440	2,682	3,510	3,259
Minority interests	(423)	(510)	(764)	(707)

Net income	$2,017	$2,172	$2,746	$2,552

Earnings Per Share (Basic)	$0.40	$0.43	$0.55	$0.51
Earnings Per Share (Diluted)	$0.40	$0.43	$0.54	$0.50

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    SUBSEQUENT EVENTS

In the first quarter of 2003, Caribbean Telecommunications Ltd (“CTL”) applied to the High Court seeking orders that ATN’s investment agreement with the Government of Guyana and GT&Ts exclusive license was unlawful and void, and that the applicant is entitled to apply for a license to provide international voice and data transmission.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Thousands)

	Balance at	Charged to	Net	Balance
	Beginning	Costs and	Charge	at End
	of Period	Expenses	Offs	of Period

YEAR ENDED, December 31, 2000
Description:
Allowance for doubtful accounts	$3,515	$93	$245	$3,363

YEAR ENDED, December 31, 2001
Description:
Allowance for doubtful accounts	$3,363	$2,258	$390	$5,231

YEAR ENDED, December 31, 2002
Description:
Allowance for doubtful accounts	$5,231	$2,808	$102	$7,937