Form 10-Q
period 2003-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2003-05-15
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19551

Atlantic Tele-Network, Inc.

(exact name of issuer as specified in its charter)

Delaware	47-072886

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

19 Estate Thomas Havensite
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

          Indicate by a check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          As of April 30, 2003, the registrant had outstanding 4,988,173 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

PART I  FINANCIAL INFORMATION

ITEM 1  Financial Statements

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts

	December 31, 2002	March 31, 2003

CURRENT ASSETS:
Cash and cash equivalents	$30,651	$33,708
Accounts receivable, net of allowance	9,832	8,229
Materials and supplies	4,421	4,251
Prepayments and other current assets	4,542	5,186

Total current assets	49,446	51,374

FIXED ASSETS:
Property, plant, and equipment	123,078	124,730
Less accumulated depreciation	(36,219)	(39,134)

Net fixed assets	86,859	85,596

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	484	436
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	4,681	5,268
OTHER ASSETS	4,443	4,446

Total assets	$147,506	$148,713

CURRENT LIABILITIES:
Current portion of long-term debt	$1,899	$1,651
Accounts payable and accrued liabilities	7,731	7,005
Dividends payable	1,141	1,141
Accrued taxes	5,525	6,926
Advance payments and deposits	2,451	2,536
Other current liabilities	2,430	1,955

Total current liabilities	21,177	21,214

DEFERRED INCOME TAXES	8,459	8,922
LONG-TERM DEBT, excluding current portion	3,690	3,364

Total liabilities	33,326	33,500

MINORITY INTERESTS	20,074	19,739

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 4,986,474 and 4,988,173 shares outstanding on December 31, 2002 and March 31, 2003, respectively.	52	52
Treasury stock, at cost	(1,669)	(1,984)
Additional paid-in capital	55,914	55,914
Retained earnings	39,809	41,492

Total stockholders’ equity	94,106	95,474

Total liabilities and stockholders’ equity	$147,506	$148,713

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

	For the Three Months Ended, March 31,

	2002	2003

TELEPHONE OPERATIONS:
Operating revenues:
Local exchange service revenues	$6,158	$8,041
International long-distance revenues	8,518	9,211
Other revenues	636	863

Total telephone operating revenues	15,312	18,115

Operating expenses:
International long-distance expenses	2,668	1,840
Telephone operating expenses	6,368	7,510
General and administrative expenses	1,143	1,663

Total telephone operating expenses	10,179	11,013

Income from telephone operations	5,133	7,102

OTHER OPERATIONS:
Revenues of other operations	1,085	1,262
Expenses of other operations	1,906	2,108

Loss from other operations	(821)	(846)

OTHER INCOME (EXPENSE):
Interest expense	(155)	(99)
Interest income	301	138
Equity in earnings of Bermuda Digital Communications, Ltd	350	542
Other income (expense), net	179	182

Other income (expense), net	675	763

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	4,987	7,019
INCOME TAXES	2,547	3,542

INCOME BEFORE MINORITY INTERESTS	2,440	3,477
MINORITY INTERESTS	(423)	(665)

NET INCOME	$2,017	$2,812

NET INCOME PER SHARE:
Basic	$0.40	$0.56

Diluted	$0.40	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,992	4,998

Diluted	5,047	5,049

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003
(Unaudited)
(Dollars in thousands)

	For the Three Months Ended, March 31,

	2002	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$12,649	$7,785

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,393)	(1,652)
Sale (purchase) of marketable securities, net	6,385	—
(Advances to) repayments by Bermuda Digital Communications, Ltd.	(1,165)	(45)
Distribution to minority shareholders	(2,250)	(1,000)

Net cash used in investing activities	(2,423)	(2,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(398)	(575)
Purchase of common stock	24	—
Net cash from stock option exercise and share repurchase	—	(315)
Dividends paid on common stock	(1,012)	(1,141)

Net cash used in financing activities	(1,386)	(2,031)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,840	3,057
CASH AND CASH EQUIVALENTS, beginning of the period	17,536	30,651

CASH AND CASH EQUIVALENTS, end of the period	$26,376	$33,708

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

1.  ORGANIZATION AND BUSINESS OPERATIONS

          Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana.  The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, specialized mobile radio, paging and the wireless cable television businesses.  Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets.  Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide.  Call Home Telecom commenced commercial operations in 2002.  The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that operates under the name “Cellular One” and is the principal competitor in Bermuda to the Bermuda Telephone Company.  The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the Company wrote down to zero at the close of 2001 and will either sell or operate as a joint venture.  ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues

2.  BASIS OF PRESENTATION

          The consolidated condensed balance sheet of ATN and subsidiaries at December 31, 2002 has been taken from the audited financial statements at that date.  All of the other accompanying consolidated condensed financial statements are unaudited.  These consolidated condensed financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the consolidated condensed financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented.  The consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2002 Annual Report on Form 10-K, as filed with the SEC.

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

4.  NET INCOME PER SHARE

          In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities.  Diluted net income per share gives effect to all potentially dilutive securities.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

          A reconciliation of basic net income per share to diluted net income per share for the three month periods ended March 31, 2002 and March 31, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,

	2002			2003

	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share

Basic net income	$2,017	4,992	$0.40	$2,812	4,998	$0.56
Dilutive securities:
Stock options	$0	55	$0.00	$0	51	$0.00

Diluted net income	$2,017	5,047	$0.40	$2,812	5,049	$0.56

5.  SEGMENT REPORTING

          The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Choice Communications, Radio and Paging which primarily relates to ATN (Haiti) and Choice Communications and Call Center which relates to Atlantic Tele-Center, Inc.  The operating segments are managed separately because each offers different products and serves different markets.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s 2002 Annual Report on Form 10-K as filed with SEC.  All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total telephone operating revenues.  For the three month periods ended March 31, 2002 and March 31, 2003, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as other operations in the accompanying condensed consolidated statements of operations.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 143, “Asset Retirement Obligations,” which establishes new accounting and reporting standards for legal obligations associated with retiring assets.  The fair value of a liability for an asset retirement obligation must be recorded in the period in which it is incurred, with the cost capitalized as part of the related long-lived assets and depreciated over the asset’s useful life.  Changes in the liability resulting from the passage of time will be recognized as operating expenses.  The Company’s adoption of SFAS No. 143 as of January 1, 2003 did not have a material impact on the Company’s results of operations or financial position.

          In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred.  It nullifies the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Under EITF Issue No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  This statement also establishes that fair value is the objective for the initial measurement of the liability.  The provisions of this statement will be effective for exit or disposal activities that are initiated after December 31, 2002.  The Company adopted this statement as required and it did not have a material impact on the Company’s results of operations or financial position.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

7.  ACCOUNTING FOR STOCK BASED COMPENSATION

          At March 31, 2003, the Company continued to account for its stock-based compensation plans, which was described fully in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months March 31,

	2002	2003

Net income:
As reported - basic and diluted	$2,017	$2,812
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(33)	(41)

Pro forma - basic and diluted	$1,984	$2,771

Earnings per share:
As reported – basic	$0.40	$0.56
As reported – diluted	$0.40	$0.56
Pro forma – basic	$0.40	$0.55
Pro forma – diluted	$0.39	$0.55

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

          In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services.  The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation.  In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government.  After negotiations were terminated by the Government, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. (See Litigation) Upon the termination this litigation in March of 2003, the Government resumed negotiations.

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

          In 1997, after the Guyana High Court voided a PUC order of October 1995 reducing GT&T’s rates for outbound long-distance calls to various countries, GT&T put into effect a surcharge and recovered $9.5 million of lost revenues for the period from October 1995 to the date of the High Court’s order.  The Guyana Consumers Advisory Bureau instituted a suit challenging GT&T’s rights to institute this surcharge, and in the fourth quarter of 1999, the Guyana High Court ruled that GT&T should have first obtained PUC’s permission for such surcharge.  In July 2002, the Guyana Court of Appeal ruled that GT&T properly instituted the surcharge and quashed the order of the High Court.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

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

          GT&T is contesting income tax assessments of approximately US $8.3 million that it has received from the commissioner of Inland Revenue for the years 1991 through 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997 through 2000 in the aggregate amount of approximately $7.4 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court of Appeals’ decision.

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

          On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank (“IADB”) to vote against a proposed $18 million loan to the Government of Guyana.  This proposed loan would be used in significant part to create a telecommunications system in Guyana to compete with

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

GT&T’s existing system, thus violating the exclusivity provisions of the license granted to GT&T by the Government of Guyana in 1991 for 20 years, with an option to renew for an additional 20 years.  The basis for this action is a provision of U.S. law that requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor.  The Company alleged in its District Court filing that the government of Guyana had breached its 1990 Investment Agreement with ATN consistently since 1997 by failing to provide ATN with a 15% return on its investment and was acting contrary to that Agreement by announcing its intention to introduce competition and furthering that intention with the proposed loan from the IADB. The Government of Guyana sought leave to file an Amicus brief in the District Court action, but the court refused the request and suggested that the Company amend its complaint to include the Government of Guyana.  Accordingly, ATN filed an amended complaint on July 25, 2002 adding a claim for damages against Guyana for the prior breaches of the 1990 Investment Agreement.  On March 7, 2003 the United States District Court for the District of Columbia dismissed the Company’s suit.  On March 21, 2003 it was reported in the Guyana press that the President of Guyana had directed the Prime Minister to reconvene the Government’s negotiating team with respect to talks with ATN and GT&T representatives begun in Trinidad last April concerning new telecommunications policy initiatives of the Government of Guyana.  In view of this development, the Company has decided not to appeal the decision of the U.S. District Court and negotiations have recently resumed.

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  Some of the statements in the discussion are “Forward Looking Statements” and are thus prospective.  As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

OVERVIEW

          Atlantic Tele-Network, Inc. is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991.

•

Choice Communications, LLC is wholly owned by the Company.  Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable T.V. services.  Choice Communications acquired its internet service business in 1999 and its T.V. business in March 2000.  Choice Communications upgraded its TV service from a 15 channel analog to a 137 channel digital service in 2002.

•	Atlantic Tele-Center, Inc. a wholly owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States.

•	Bermuda Digital Communications, Ltd. provides cellular telephone services under the name “Cellular One” in Bermuda. The Company currently holds a 44% interest in BDC.

•

ATN (Haiti) S.A. and Transnet, S.A. which have provided dispatch radio, paging, internet access and data transmission services in Haiti.  The Company owns 80% of these two entities.  At the end of 2001, the Company wrote-off its investment in ATN-Haiti.  The Company has curtailed operations of both of these entities pending a sale of their assets.  The activities of Haiti and Transnet on the first quarter of 2002 and 2003 results of operations were insignificant.

•

Call Home Telecom, LLC, a wholly owned subsidiary established in 2002 in the U.S. Virgin Islands to provide United States distribution and termination of international outbound collect calls from Guyana.

          ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to 6% of their revenues.

          The Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T.  Historically, GT&T has derived most of its revenues from international telephone services.  Since mid-2001, in part as a result of revised tariffs for cellular service, an increasing proportion of the Company’s telephone operating revenues are derived from local exchange service, both wireless and wireline.  The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses.  International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana.  Telephone operating expenses consist of plant specific operations, plant non-specific operations (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes.  General and administrative expenses consist principally of expenses of the parent company.

          Revenues and expenses from the Company’s other wholly or majority owned subsidiaries is shown in the Company’s condensed consolidated statements of operations as other operations.  Other operations revenues and expenses include the results of Choice Communications, Atlantic Tele-Center and Call Home Telecom.

          In March 2003, GT&T signed an interconnection agreement with Celstar (Guyana), a subsidiary of TransWorld Telecom (Caribbean).  Celstar (Guyana) has announced its intention to build and operate a cellular mobile radio system in Guyana using equipment manufactured to the GSM standard.  Published reports have indicated that Celstar intends to commence commercial service in the late third quarter of 2003.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2003

          The Company had net income of $2.8 million, or $0.56 basic and diluted per share for the quarter ended March 31, 2003.  This compares to earnings of $2.0 million, or $0.40 per share basic and diluted, for the quarter ended March 31, 2002.

          Telephone operating revenues for the quarter ending March 31, 2003 were $18.1 million as compared to $15.3 million for the same period of 2002, an increase of $2.8 million, or 18%.  This increase in telephone operating revenues was due primarily to a $1.9 million, (or 31%) increase in local exchange revenues reflecting strong growth in both cellular and wireline subscribers.  Cellular subscribers increased from 51,244 in March 31, 2002 to 92,756 at March 31, 2003, an increase of 81%, while wireline subscribers increased from 81,386 to 87,057, or 7%, for the same period.  International traffic revenues increased by $0.7 million, or 8%, as compared to the first quarter of 2002.  While total minutes of use increased by 36%, reflecting both increased cellular subscribers, lines in service and average minutes of use, revenue did not increase commensurately, as the effect of the United States Federal Communications Commission mandated reduction in settlement rates between the US and Guyana ( $0.85 to $0.23 per minute effective January 1, 2002) continued to impact the overall international structure of rate payments to other destinations besides the U.S.

          Telephone operating expenses were $11.0 million for the first quarter of 2003 as compared with $10.2 million for the corresponding quarter of 2002, an increase of $0.8 million, or 8%.  A reduction of international long distance expense due to the full implementation of the FCC mandated reduction in international settlement rates was offset by higher depreciation, power, legal and other expenses related to the expansion of facilities and the servicing of additional cellular and wireline subscribers.  Thus, total telephone operating expenses were approximately 61% of telephone operating revenues for the quarter as compared to 66% for the same period of the prior year.

          Income from telephone operations was $7.1 million for the three months ended March 31, 2003 as compared to $5.1 million for the corresponding period of 2002.  This represents an increase of $2.0 million, or 39% for the three months ended March 31, 2003 over the corresponding period of the prior year.  This increase is a result of the factors affecting revenues and operating expenses discussed above.

          Other operations revenues and expenses represent the operations of Choice Communications, Atlantic Tele-Center, and Call Home Telecom.  Revenues of these operations were $1.3 million for the three months ended March 31, 2003 as compared to $1.1 million for the same period in 2002, an increase of 16% or $200,000.  The increase in other revenues is primarily attributable to the performance of Call Home Telecom, which was not in operation in the first quarter of last year.  For the quarter, Call Home generated net revenue of $246,000.

          Expenses of other operations were $2.1 million for the three months ended March 31, 2003 as compared to $1.9 million for the same period of 2002.  While expenses at Choice Communications were essentially unchanged, expenses at ATC increased by $65,000.  The remainder of the change reflects operating expenses at Call Home Telecom, which had not commenced commercial operations for the same period last year.

          Equity in earnings of Bermuda Digital Cellular was $542,000 for the first quarter of 2003 as compared to $350,000 for the first quarter of 2002.  This 55% increase reflects increased revenue resulting from total additions to the subscriber base of 2,886.  BDC’s subscribers as of March 31, 2003 totaled 16,608.

          The Company’s effective tax rate for the three months ended March 31, 2003 and March 31, 2002 was essentially unchanged at 51%

          Minority interest in earnings consists primarily of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

          The Company is involved in a number of regulatory and tax proceedings.  See note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K, as filed with the SEC and note 8 to the Consolidated Condensed Financial Statements included in this Report.  A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

          As of March 31, 2003, the Company had $33.7 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows.  This represents an increase of $3.0 million compared to December 31, 2002.  Cash provided by operating activities totaled $7.8 million.  The principal uses of cash were $1.7 million for capital equipment, $0.6 million for principal reduction on long term debt, $1.0 million in distributions to minority shareholders and $1.1 million for dividends paid to shareholders of the Company’s common stock.

          The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs.  The Company’s primary source of funds at the parent company level is advisory fees and dividends from GT&T and GT&T is not subject to any contractual restrictions on the payment of dividends.  The tax and regulatory issues discussed above could have a material adverse impact on the Company’s liquidity.

          The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars.  A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies.  As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC that reduced the settlement rate for U.S. – Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency.  While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana.  While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into hard currency to meet such obligations.  As of March 31, 2003, approximately $8.4 million of the Company’s total cash balances consisted of balances denominated in Guyana dollars.

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

Inflation

          The effect of devaluation and inflation on the Company’s financial results has not been significant in the periods presented.

Item 3   Quantitative and Qualitative Disclosures about Market Risks

          Although the majority of GT&T’s revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar.  From 1991 through December 1998, the Guyana dollar was subject to two devaluations relative to the US dollar, moving from an official exchange rate of 125 to 180 per US dollar.  Since that time and up to March 31, 2003 the official exchange rate has remained stable at $180 Guyana dollar to the U.S. dollar.  The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented.

          A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short-term investments.  GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

          Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because the majority of GT&T’s revenues and expenditures have been transacted in U.S. dollars.  Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base.  Accordingly, devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars.  The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company.  Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future.

Item 4   Controls and Procedures

          Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and Acting CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Subsequent to the date of this most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II          OTHER INFORMATION

Item 1.  Legal Proceedings

          On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank (“IADB”) to vote against a proposed $18 million loan to the Government of Guyana.  This proposed loan would be used in significant part to create a telecommunications system in Guyana to compete with GT&T’s existing system, thus violating the exclusivity provisions of the license granted to GT&T by the Government of Guyana in 1991 for 20 years, with an option to renew for an additional 20 years.  The basis for this action is a provision of U.S. law that requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor.  The Company alleged in its District Court filing that the government of Guyana had breached its 1990 Investment Agreement with ATN consistently since 1997 by failing to provide ATN with a 15% return on its investment and was acting contrary to that Agreement by announcing its intention to introduce competition and furthering that intention with the proposed loan from the IADB.  The Government of Guyana sought leave to file an Amicus brief in the District Court action, but the court refused the request and suggested that the Company amend its complaint to include the Government of Guyana.  Accordingly, ATN filed an amended complaint on July 25, 2002 adding a claim for damages against Guyana for the prior breaches of the 1990 Investment Agreement.  On March 7, 2003 the United States District Court for the District of Columbia dismissed the Company’s suit.  On March 21, 2003 it was reported in the Guyana press that the President of Guyana had directed the Prime Minister to reconvene the Government’s negotiating team with respect to talks with ATN and GT&T representatives begun in Trinidad last April concerning new telecommunications policy initiatives of the Government of Guyana.  In view of this development, the Company has decided not to appeal the decision of the U.S. District Court and negotiations have recently resumed.

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

99 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURE

          Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC TELE-NETWORK, INC.

Date: May 15, 2002	/s/ CORNELIUS B. PRIOR, JR.

Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board

CERTIFICATIONS

I, Cornelius B. Prior, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Atlantic Tele-Network, Inc.;
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

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c.	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5.	I have disclosed, based on my most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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

ATLANTIC TELE-NETWORK, INC.

Date: May 15, 2003	/s/ CORNELIUS B. PRIOR, JR.

Cornelius B. Prior, Jr. Chief Executive Officer, Acting Chief Financial Officer and Chairman of the Board