Form 10-Q
period 2003-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2003-08-12
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

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

          As of July 30, 2003, the registrant had outstanding 5,000,673 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

Cautionary Statement Regarding Forward-Looking Statements

          Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” with the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical fact are or may be forward-looking statements.  The forward-looking statements contained in this quarterly report reflect our current expectations concerning future results and events.  Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases.  Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements.  These risks, uncertainties and other factors are further discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the other sections referred to therein.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2002	June 30, 2003

CURRENT ASSETS:
Cash and cash equivalents	$30,651	$33,278
Accounts receivable, net of allowance	9,832	8,939
Materials and supplies	4,421	4,118
Prepayments and other current assets	4,542	5,388

Total current assets	49,446	51,723

FIXED ASSETS:
Property, plant, and equipment	123,078	127,678
Less accumulated depreciation	(36,219)	(42,066)

Net fixed assets	86,859	85,612

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	484	388
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	4,681	6,041
OTHER ASSETS	4,443	4,723

Total assets	$147,506	$150,080

CURRENT LIABILITIES:
Current portion of long-term debt	$1,899	$1,393
Accounts payable and accrued liabilities	7,731	7,203
Dividends payable	1,141	1,144
Accrued taxes	5,525	6,067
Advance payments and deposits	2,451	2,683
Other current liabilities	2,430	1,958

Total current liabilities	21,177	20,448
DEFERRED INCOME TAXES	8,459	9,384
LONG-TERM DEBT, excluding current portion	3,690	3,043

Total liabilities	33,326	32,875

MINORITY INTERESTS	20,074	19,500

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 4,986,474 and 5,000,673 shares outstanding on December 31, 2002 and June 30, 2003, respectively.	52	52
Treasury stock, at cost	(1,669)	(1,814)
Additional paid-in capital	55,914	55,994
Retained earnings	39,809	43,473

Total stockholders’ equity	94,106	97,705

Total liabilities and stockholders’ equity	$147,506	$150,080

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$9,261	$10,131	$17,779	$19,342
Local exchange service revenues	6,502	8,218	12,660	16,259
Other revenues	783	756	1,419	1,619

Total telephone operating revenues	16,546	19,105	31,858	37,220

Operating expenses:
International long-distance expenses	2,417	1,936	5,085	3,776
Telephone operating expenses	6,868	7,472	13,236	14,982
General and administrative expenses	1,125	1,643	2,268	3,306

Total telephone operating expenses	10,410	11,051	20,589	22,064

Income from telephone operations	6,136	8,054	11,269	15,156

OTHER OPERATIONS:
Revenues of other operations	860	1,016	1,945	2,278
Expenses of other operations	2,124	2,215	4,030	4,323

Loss from other operations	(1,264)	(1,199)	(2,085)	(2,045)

OTHER INCOME (EXPENSE):
Interest expense	(131)	(73)	(286)	(172)
Interest income	350	126	651	264
Equity in earnings of Bermuda Digital Communications, Ltd	498	574	848	1,116
Other income (expense), net	229	229	408	411

Other income (expense), net	946	856	1,621	1,619

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	5,818	7,711	10,805	14,730
INCOME TAXES	3,136	3,844	5,683	7,386

INCOME BEFORE MINORITY INTERESTS	2,682	3,867	5,122	7,344
MINORITY INTERESTS	(510)	(761)	(933)	(1,426)

NET INCOME	$2,172	$3,106	$4,189	$5,918

NET INCOME PER SHARE:
Basic	$0.43	$0.62	$0.84	$1.18

Diluted	$0.43	$0.62	$0.83	$1.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,995	5,016	4,995	5,012

Diluted	5,066	5,016	5,066	5,042

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC.  AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003
(Unaudited)
(Dollars in thousands)

	For the Six Months Ended, June 30,

	2002	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$15,436	$12,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,579)	(4,600)
Sale (purchase) of marketable securities, net	6,385	—
Investment in LighTrade, Inc.	(320)	—
(Advances to) repayments by Bermuda Digital Communications, Ltd.	3,196	(68)
Distribution to minority shareholders	(2,750)	(2,000)
Dividends received from unconsolidated subsidiaries	191	273

Net cash used in investing activities	(877)	(6,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,245)	(1,154)
Net cash from stock option exercise and share repurchase	24	(145)
Dividends paid on common stock	(2,012)	(2,282)

Net cash used in financing activities	(3,233)	(3,581)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,326	2,627
CASH AND CASH EQUIVALENTS, beginning of the period	17,536	30,651

CASH AND CASH EQUIVALENTS, end of the period	$28,862	$33,278

          The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

1.	ORGANIZATION AND BUSINESS OPERATIONS

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

          The consolidated balance sheet of ATN and subsidiaries at December 31, 2002 has been taken from the audited financial statements at that date.  All of the other accompanying condensed consolidated financial statements are unaudited.  These condensed consolidated financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted.  In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2002 Annual Report on Form 10-K, as filed with the SEC.

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

          In accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share,” basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities.  Diluted net income per share gives effect to all potentially dilutive securities.

          A reconciliation of basic net income per share to diluted net income per share for the three month and six month periods ended June 30, 2002 and June 30, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,

	2002			2003

	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share

Basic net income	$2,172	4,995	$0.43	$3,106	5,016	$0.62
Dilutive securities:
Stock options		71	$0.00		0	$0.00

Diluted net income	$2,172	5,066	$0.43	$3,106	5,016	$0.62

	For the Six Months Ended June 30,

	2002			2003

	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share

Basic net income	$4,189	4,995	$0.84	$5,918	5,012	$1.18
Dilutive securities:
Stock options		71	$0.01		30	$0.01

Diluted net income	$4,189	5,066	$0.83	$5,918	5,042	$1.17

5.  SEGMENT REPORTING

          The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Choice Communications, Radio and Paging which primarily relates to Choice Communications and Call Center which relates to Atlantic Tele-Center, Inc.  The operating segments are managed separately because each offers different products and serves different markets.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s 2002 Annual Report on Form 10-K as filed with the SEC.  All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total telephone operating revenues.  For the three month periods ended June 30, 2002 and June 30, 2003, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as other operations in the accompanying condensed consolidated statements of operations.

6.  RECENT ACCOUNTING PRONOUNCEMENTS

          In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 clarified the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties.  FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately.  A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after June 15, 2003.  For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption.  The Company has evaluated its investments and concluded that none qualify as a “variable interest entity” as described in FIN 46.

          In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables.  The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria.  Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements.  The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted.  Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle.  The Company adopted this pronouncement as of July 1, 2003 and does not anticipate that it will have a material impact on its results of operations, financial condition or cash flows.

7.  ACCOUNTING FOR STOCK BASED COMPENSATION

          At June 30, 2003, the Company continued to account for its stock-based compensation plans, which was described fully in the Company’s 2002 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2003	2002	2003

Net income:
As reported - basic and diluted	$2,172	$3,106	$4,189	$5,918
Total stock based employee compensation (expense) determined under fair value based method for all awards, net of related tax effects	(41)	100	(79)	67

Pro forma - basic and diluted	$2,131	$3,206	$4,110	$5,985

Earnings per share:
As reported - basic	$0.43	$0.62	$0.84	$1.18
As reported - diluted	$0.43	$0.62	$0.83	$1.17
Pro forma - basic	$0.43	$0.64	$0.82	$1.19
Pro forma - diluted	$0.42	$0.64	$0.81	$1.19

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

          In July 2002, an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana.  GT&T has joined the suit to contest these claims.

          On December 31, 2001, GT&T filed an application with the Public Utilities Commission (“PUC” or the “Commission”) seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for US-Guyana traffic.  In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues.  On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues.  The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such permanent rates have been approved.  In May 2003, the PUC provided to GT&T a staff report that recommended that the temporary rates currently in effect be made permanent.  GT&T responded to the Commission asking for a review of this recommendation because in GT&T’s view the staff of the Commission was not correct in disallowing certain expenditures and assets from the calculation of its rate base.  No hearing has yet been called by the Commission to examine the Company’s response.

          In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services.  The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation.  In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government.  After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. (See Litigation below.) Upon the termination of this litigation in March of 2003, the Government resumed negotiations.

          In early 2000, Inet Communications, Inc., an internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T.  The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T’s monopoly.  Inet’s motion was denied for non-appearance of counsel. However, Inet’s counsel has applied for the matter to be restored.  The Court has not yet taken action on Inet’s motion.

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

          GT&T is contesting income tax assessments of approximately US $8.3 million that it has received from the Commissioner of Inland Revenue for the years 1991 through 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commissioner of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997 through 2000 in the aggregate amount of approximately $7.4 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court’s decision.

          In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T’s understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court’s order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit was with the Trade Minister and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law.  The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T’s application.  The issues involved in these matters are part of the ongoing negotiations referred to above between GT&T and the Government of Guyana and its tax representatives.

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

          On June 25, 2002, the Company initiated an action in the U.S. District Court for the District of Columbia seeking an order directing the U.S. Executive Director of the Inter-American Development Bank

(“IADB”) to vote against a proposed $18 million loan to the Government of Guyana.  The basis for this action is a provision of U.S. law that requires the U.S. Executive Director to vote against a loan to any country that has, among other things, nullified contractual rights of a U.S. investor.  On March 7, 2003 the United States District Court for the District of Columbia dismissed the Company’s suit on the ground that the Company lacked standing and the Company decided not to appeal the decision.   Subsequently, the Government agreed to resume negotiations on this and other matters.  In the second quarter of 2003, the Company submitted a Memorandum of Understanding that summarized the results of the negotiations in February 2002 (see Regulatory Matters above) and is awaiting the Government’s response.

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

          Revenues and expenses from the Company’s other wholly or majority owned subsidiaries are shown in the Company’s condensed consolidated statements of operations as “other operations”.  Other operations revenues and expenses include the results of Choice Communications, Atlantic Tele-Center and Call Home Telecom.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2002 and 2003

          The Company had net income of $3.1 million, or $0.62 basic and diluted per share for the quarter ended June 30, 2003.  This compares to earnings of $2.2 million, or $0.43 per share basic and diluted, for the quarter ended June 30, 2002.  For the six months ended June 30, 2003 the Company had net income of $5.9 million, or $1.18 per share basic ($1.17 diluted), as compared to net income of $4.2 million, or $0.84 per share basic ($0.83 diluted) for the first six months of 2002.

          Telephone operating revenues for the quarter ended June 30, 2003 were $19.1 million as compared to $16.5 million for the same period of 2002, an increase of $2.6 million, or 16%.  For the six months ended June 30, 2003, telephone operating revenues increased $5.4 million, or 17%, over the comparable period in 2002.  This increase in telephone operating revenues was due primarily to a $1.7 million (26%) and $3.6 million (28%) increase in local exchange revenues for the three and six months ended June 30, 2003, respectively, reflecting strong growth in cellular subscribers and continued, steady growth of the number of fixed access lines in service.  Cellular subscribers rose from 57,048 in June 30, 2002 to 104,582 at June 30, 2003, an increase of 83%, while wireline subscribers rose from 82,043 to 88,138, or 7%, for the same period.  The Company does not expect cellular subscribers to continue to grow at this extraordinary pace and GT&T may face more significant competition later this year or next for cellular subscribers, given press reports in Guyana about the network build-out by another cellular licensee.

          International long distance revenues grew by about 9% for both the three and six months ended June 30, 2003 compared to the corresponding periods of 2002.  While total minutes of use increased by 27% in the first half of 2003, reflecting both increased cellular subscribers and lines in service, the average revenue per minute was lower due to a shift in the mix of traffic.  The effect of the United States Federal Communications Commission’s mandated reduction in settlement rates between the United States and Guyana ($0.85 to $0.23 per minute effective January 1, 2002) stimulated a surge in the volume of traffic from the U.S. and, given a significant falloff in traffic from certain other countries, appears also to have resulted in an increase in the practice of refiling—disguising the true country of origin in order to try to take advantage of another country’s lower termination rates.

          On the other hand, the change in U.S. settlement rates has also resulted in a significant decrease in the Company’s international long distance expenses, which fell by 20% and 26% in the three and six months ended June 30, 2003, compared to the same periods of 2002.  Overall, total telephone operating expenses were $11.1 million and $22.1 million for the three and six months ended June 30, 2003, respectively, as compared with $10.4 million and $20.6 million for the corresponding periods of 2002.  The lower long distance expenses were offset by higher general and administrative expense and increased depreciation, power and other expenses related to the expansion of facilities and subscribers.  The rise in general and administrative expenses was primarily due to higher legal and professional fees, as well as the establishment of a sales unit and office in Tampa, Florida.  Overall, the Company’s core operating margin improved as total telephone operating expenses declined to approximately 58% of telephone operating revenues for the second quarter of 2003 as compared to 63% for the second quarter of 2002.

          Income from telephone operations was $8.1 million and $15.2 million for the three and six months ended June 30, 2003 as compared to $6.1 million and $11.3 million for the corresponding periods of 2002.  This represents an increase of 31% and 35% for the three and six months ended June 30, 2003.

          Other operations revenues and expenses represent the operations of Choice Communications, Atlantic Tele-Center, and Call Home Telecom.  Revenues of these operations were $1.02 million and $2.28 million for the three and six months ended June 30, 2003 as compared to $0.86 million and $1.95 million for the same periods in 2002, increases of 18% and 17%, respectively.  The increase in other revenues is primarily attributable to the growth in digital television subscribers at Choice and the inclusion of Call Home Telecom, which principally provides a collect call service to the United States from Guyana and commenced revenue-generating operations in July of last year.

          Expenses of other operations were $2.21 million for the three months ended June 30, 2003 as compared to $2.12 million for the same period of 2002, an increase of 4.3%, as the Company’s other operations saw marginal improvement in the quarter.  For the six months ended June 30, 2003, expenses of other operations were $4.3 million, compared to $4.0 million in the first half of 2002.  In addition, some of the rise in general and administrative expense discussed above reflects the devotion of increased resources at the corporate level to accelerating the growth and drive towards profitability of the Company’s other operations.  Towards that end, the Company’s Atlantic Tele-Center subsidiary implemented a major cost-cutting and staff reduction in July 2003, which was made necessary by the difficult business environment for its call center services.

          Equity in earnings of Bermuda Digital Cellular was $574,000 and $1.1 million for the three and six months ended June 30, 2003 as compared to $498,000 and $848,000 for the corresponding periods of

2002.  The 32% increase for the first six months of 2003 (15% increase for the second quarter) primarily reflects increased revenue resulting from net additions to the subscriber base of 1,885. As of June 30, 2003, BDC had 16,593 subscribers, which, while significantly higher than a year ago, represents a slight decline from 16,608 subscribers at the end of the first quarter.  During the first six months of 2003, AT&T Wireless entered the market as a GSM provider competing with BDC and the cellular subsidiary of the Bermuda Telephone Company (which, like AT&T, offers a GSM service).   BDC, on the other hand, experienced a delay in completing its planned $2.8 million upgrade to “2.5G” CDMA service (the only CDMA service in Bermuda), and the Company expects that the launch of this service in July 2003 and other improvements will help restart BDC’s revenue growth.

          The Company’s effective tax rate for the three and six months ended June 30, 2003 was 50% as compared with 54% for the three months and 53% for the six months ended June 30, 2002. The lower effective tax rate for the 2003 periods is due to an improvement in the Company’s non-GT&T operations (primarily consisting of results from other operations and BDC) and a marginally lower effective tax rate for GT&T in 2003. The Company’s non-Guyana income is taxed at rates that are significantly lower than Guyana’s nominal corporate income tax rate.

          Minority interest in earnings consists primarily of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

          The Company is involved in a number of regulatory and tax proceedings.  See Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K, as filed with the SEC and Note 8 to the Condensed Consolidated Financial Statements included in this Report.  A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

          As of June 30, 2003, the Company had $33.3 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows.  This represents an increase of $2.6 million compared to December 31, 2002.  Cash provided by operating activities totaled $12.6 million for the six months ended June 30, 2003, a decrease of $2.8 million, or 18%, for the same period of 2002, primarily reflecting a much lower reduction in net accounts receivable in 2003 than 2002, partly offset by higher net income.  The principal uses of cash in the first half of 2003 were $4.6 million for capital expenditures, $1.2 million for principal reduction on long-term debt, $2.0 million in distributions to minority shareholders and $2.3 million for dividends paid to shareholders of the Company’s common stock.

          The Company believes its existing liquidity and capital resources are adequate to meet current operating and capital needs.  The Company’s primary source of funds at the parent company level is advisory fees and dividends from GT&T and BDC, neither of which is subject to any contractual restrictions on the payment of dividends.  The tax and regulatory issues discussed above could have a material adverse impact on the Company’s liquidity.

          The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars.  A portion of GT&T’s taxes in Guyana may be payable in US dollars or other hard currencies.  As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the US FCC that reduced the settlement rate for US – Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency.  While there are no legal restrictions on the conversion of Guyana currency into US dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana.  Although the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current hard currency operating and capital requirements, there can be no assurance that GT&T will be able to continue to meet its hard currency needs.  As of June 30, 2003, approximately $5.8 million of the Company’s total cash balances consisted of balances denominated in Guyana dollars.

          The Company is actively exploring opportunities to invest its capital in operating businesses, including communications properties or licenses in the Caribbean and elsewhere.  Such investments and acquisitions may require external financing.  While there can be no assurance as to whether, when or on what terms the Company will be able to acquire or invest in any such businesses or licenses, such transactions may be accomplished through the payment of cash or the issuance of shares or debt.

Inflation

          The effect of devaluation and inflation on the Company’s financial results has not been significant in the periods presented.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

          Although the majority of GT&T’s revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar.  Since the Company’s investment in Guyana in 1991, the relative value of the Guyana dollar to the U.S. dollar has declines.  However, since December 1998 and up to June 30, 2003, the official exchange rate has remained relatively stable at around $180 Guyana dollars to the U.S. dollar, although the rate obtained by GT&T and other buyers of US dollars has fluctuated.  The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented.

          A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short-term investments.  At June 30, 2003, of the Company’s $33 million total consolidated cash and cash equivalents, approximately $27 million was denominated in U.S. dollars and approximately $6 million was denominated in Guyana dollars.  GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

          Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because the majority of GT&T’s revenues and expenditures have been transacted in U.S. dollars.  Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base.  Accordingly, devaluations of the Guyana dollar should have no long-term impact on the value of GT&T’s earnings in U.S. dollars.  The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company.  With the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future.  This subject is expected to be part of the Company’s negotiations with the Government of Guyana mentioned above under Regulatory Matters and Litigation.

Item 4 Controls and Procedures

          Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Subsequent to the date of this most recent evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II     OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

                      On May 12, 2003, the Board of Directors, with Cornelius B. Prior, Jr. (Chairman and CEO) abstaining, unanimously elected Michael T. Prior Chief Financial Officer and Treasurer of the Company effective June 1, 2003.  Michael Prior is Cornelius Prior’s son.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

		32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	(b)	Reports on Form 8-K

Press release of the Company dated April 30, 2003 as filed May 5, 2003

SIGNATURE

          Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC TELE-NETWORK, INC.

Date: August 11, 2003	/s/ CORNELIUS B. PRIOR, JR.

Cornelius B. Prior, Jr. Chief Executive Officer and Chairman of the Board

Date: August 11, 2003	/s/ MICHAEL T. PRIOR

Michael T. Prior Chief Financial Officer