Form 10-Q
period 2003-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2003-11-14
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19551

Atlantic Tele-Network, Inc.

(exact name of issuer as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of October 31, 2003, the registrant had outstanding 5,000,673 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

September 30, 2003

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2002	September 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$30,651	$34,967
Accounts receivable, net of allowance	9,987	10,535
Materials and supplies	4,167	3,801
Prepayments and other current assets	4,542	5,141

Total current assets	49,347	54,444

FIXED ASSETS:
Property, plant, and equipment	123,332	131,286
Less accumulated depreciation	(36,219)	(45,114)

Net fixed assets	87,113	86,172

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	484	340
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	4,681	7,022
OTHER ASSETS	4,443	4,320

Total assets	$147,661	$153,891

CURRENT LIABILITIES:
Current portion of long-term debt	$1,899	$1,230
Accounts payable and accrued liabilities	7,886	7,031
Dividends payable	1,141	1,271
Accrued taxes	5,525	7,321
Advance payments and deposits	2,451	2,872
Other current liabilities	2,430	1,687

Total current liabilities	21,332	21,412

DEFERRED INCOME TAXES	8,459	9,819

LONG-TERM DEBT, excluding current portion	3,690	2,741

Total liabilities	33,481	33,972

MINORITY INTERESTS	20,074	20,331

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—

Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 4,986,474 and 5,000,673 shares outstanding on December 31, 2002 and September 30, 2003, respectively.	52	52

Treasury stock, at cost	(1,669)	(1,814)
Additional paid-in capital	55,914	55,994
Retained earnings	39,809	45,356

Total stockholders’ equity	94,106	99,588

Total liabilities and stockholders’ equity	$147,661	$153,891

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$11,394	$10,428	$29,173	$29,770
Local exchange service revenues	7,392	8,512	20,052	24,771
Other revenues	874	784	2,293	2,403

Total telephone operating revenues	19,660	19,724	51,518	56,944

Operating expenses:
International long-distance expenses	2,321	1,665	7,406	5,441
Telephone operating expenses	7,572	7,647	20,808	22,629
General and administrative expenses	1,806	1,670	4,074	4,976

Total telephone operating expenses	11,699	10,982	32,288	33,046

Income from telephone operations	7,961	8,742	19,230	23,898

OTHER OPERATIONS:
Revenues of other operations	793	1,284	2,738	3,562
Expenses of other operations	2,457	2,701	6,487	7,024

Loss from other operations	(1,664)	(1,417)	(3,749)	(3,462)

OTHER INCOME (EXPENSE):
Interest expense	(227)	(73)	(513)	(245)
Interest income	185	120	836	384
Equity in earnings of Bermuda Digital Communications, Ltd	679	532	1,527	1,648
Other income (expense), net	250	279	658	690

Other income (expense), net	887	858	2,508	2,477

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	7,184	8,183	17,989	22,913

INCOME TAXES	3,674	4,219	9,357	11,605

INCOME BEFORE MINORITY INTERESTS	3,510	3,964	8,632	11,308

MINORITY INTERESTS	(764)	(831)	(1,697)	(2,257)

NET INCOME	$2,746	$3,133	$6,935	$9,051

NET INCOME PER SHARE:
Basic	$0.55	$0.62	$1.39	$1.80

Diluted	$0.54	$0.62	$1.37	$1.80

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,000	5,024	5,000	5,016

Diluted	5,071	5,024	5,071	5,036

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended, September 30,
	2002	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$19,995	$19,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,385)	(7,954)
Sale (purchase) of marketable securities, net	6,385	—
Investment in LighTrade, Inc.	(320)	—
(Advances to) repayments by Bermuda Digital Communications, Ltd.	3,769	(472)
Dividends received from unconsolidated subsidiaries	287	411

Net cash used in investing activities	(1,264)	(8,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,758)	(1,619)
Net cash from stock option exercise and share repurchase	24	(65)
Dividends paid on common stock	(2,999)	(3,395)
Dividends paid to minority stockholders in GT&T	(2,750)	(2,000)

Net cash used in financing activities	(7,483)	(7,079)

NET CHANGE IN CASH AND CASH EQUIVALENTS	11,248	4,316

CASH AND CASH EQUIVALENTS, beginning of the period	17,536	30,651

CASH AND CASH EQUIVALENTS, end of the period	$28,784	$34,967

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, wireless cable television, specialized mobile radio and paging businesses. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support and telemarketing services to companies serving the U.S. and other markets. Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. Call Home Telecom commenced commercial operations in 2002. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that operates under the name “Cellular One” and is the principal competitor in Bermuda to the Bermuda Telephone Company. ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues

2. BASIS OF PRESENTATION

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

Certain items in the prior financial statements have been reclassified to conform to current presentation.

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

A reconciliation of basic net income per share to diluted net income per share for the three month and nine month periods ended September 30, 2002 and September 30, 2003 is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,
	2002			2003
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$2,746	5,000	$0.55	$3,133	5,024	$0.62
Dilutive securities:
Stock options		71	$0.01		—	—

Diluted net income	$2,746	5,071	$0.54	$3,133	5,024	$0.62

	For the Nine Months Ended September 30,
	2002			2003
	Net Income	Weighted Average Shares	Net Income per Share	Net Income	Weighted Average Shares	Net Income per Share
Basic net income	$6,935	5,000	$1.39	$9,051	5,016	$1.80
Dilutive securities:
Stock options		71	$0.02		20	—

Diluted net income	$6,935	5,071	$1.37	$9,051	5,036	$1.80

5. SEGMENT REPORTING

The Company manages and evaluates its operations in four reportable segments: Telephone Operations, which relates to GT&T; Internet and Wireless Cable, which relates to Choice Communications; Radio and Paging, which primarily relates to Choice Communications and Call Center, which relates to Atlantic Tele-Center, Inc. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies included in the Company’s 2002 Annual Report on Form 10-K as filed with the SEC. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total telephone operating revenues. For the three and nine month periods ended September 30, 2002 and September 30, 2003, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as other operations in the accompanying condensed consolidated statements of operations.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. All companies with variable interests in variable interest entities created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a variable interest entity created before February 1, 2003, must apply the provisions of this Interpretation to that entity no later than the beginning of the first interim or annual reporting period after September 15, 2003. For variable interest entities for which an enterprise holds a variable interest that it acquired before February 1, 2003, FIN 46 may be applied by restating previously issued financial statements or prospectively from the date of adoption. The Company has evaluated its investments and concluded that none qualify as a “variable interest entity” as described in FIN 46.

In November 2002, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables”. The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. The Company adopted this pronouncement as of July 1, 2003 and does not anticipate that it will have a material impact on its results of operations, financial condition or cash flows.

7. ACCOUNTING FOR STOCK BASED COMPENSATION

At September 30, 2003, the Company continued to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2003	2002	2003
Net income:
As reported—basic and diluted	$2,746	$3,133	$6,935	$9,051
Total stock based employee compensation (expense) determined under fair value based method for all awards, net of related tax effects	(32)	—	(110)	67

Pro forma-—basic and diluted	$2,714	$3,133	$6,825	$9,118

Earnings per share:
As reported—basic	$0.55	$0.62	$1.39	$1.80
As reported—diluted	$0.54	$0.62	$1.37	$1.80

Pro forma—basic	$0.54	$0.62	$1.37	$1.82
Pro forma—diluted	$0.54	$0.62	$1.35	$1.81

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

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the ground that IADB is prohibited from lending to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the ground that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed it’s outside counsel at the suggestion of the IADB and sustained negotiations have not been held since.

In early 2000, Inet Communications, Inc., an internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T’s monopoly. Inet’s motion was denied for non-appearance of counsel. However, Inet’s counsel has applied for the matter to be restored. The Court has not yet taken action on Inet’s application.

On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates that represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional annual revenues over and above the interim rates then in effect. This was further updated on August 31, 2000 to reflect additional proposed revenues of $8.5 million per year. On December 21, 2001 the PUC issued an order denying GT&T any further rate increase and confirming as permanent the interim rates then in effect. GT&T has appealed this PUC decision to the Guyana Court of Appeal, and this appeal is still pending.

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000, and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeal; and that appeal is still pending. No stay currently exists against this order.

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

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the Government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The Government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the Minister of Telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases to which GT&T was entitled for the devaluation of currency which occurred in 1991, provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than three years ago.

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

Should GT&T be held liable for any of the above tax liabilities the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T’s return on investment to less than 15% per annum for the relevant periods.

In response to a claim against Emerging Communications, Inc. (“ECI”) for pension benefits due to the Chairman of ATN, ECI has asserted claims of $4.5 million with respect to “Closing Adjustments” when ATN and ECI separated in December 1997. The Company believes that ATN is due $1.15 million. ECI is also claiming that if the Chairman’s pension claim for $775,000 is successful, then ATN will be liable to ECI for such amount under an indemnification provision of the separation agreement. Management believes the “Closing Adjustment” claims are without merit and that the closing documents reflect no such agreement to indemnify.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Atlantic Tele-Network, Inc. is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd., the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991.

•	Choice Communications, LLC is wholly owned by the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable T.V. services. Choice Communications acquired its internet service business in 1999 and its T.V. business in March 2000. Choice Communications upgraded its T.V. service from a 15 channel analog to a 137 channel digital service in 2002.

•	Atlantic Tele-Center, Inc., a wholly owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States.

•	Bermuda Digital Communications, Ltd. provides cellular telephone services under the name “Cellular One” in Bermuda. The Company currently holds a 44% interest in BDC.

•	Call Home Telecom, LLC, a wholly owned subsidiary established in 2002 in the U.S. Virgin Islands to provide United States distribution and termination of international outbound collect calls from Guyana.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2002 and 2003

The Company had net income of $3.1 million, or $0.62 per share basic and diluted, for the quarter ended September 30, 2003. This compares to earnings of $2.7 million, or $0.55 per share basic ($0.54 diluted), for the quarter ended September 30, 2002, an increase of 14%. For the nine months ended September 30, 2003, the Company had net income of $9.1 million, or $1.80 per share basic and diluted, as compared to net income of $6.9 million, or $1.39 per share basic ($1.37 diluted) for the first nine months of 2002, an increase of 31%.

Telephone operating revenues for the quarter ended September 30, 2003 were $19.7 million, approximately equal to the same period of 2002. For the nine months ended September 30, 2003, telephone operating revenues increased $5.4 million, or 11%, over the comparable period in 2002. This increase in telephone operating revenues was due primarily to a $4.7 million or 24% increase in local exchange revenues for the nine months ended September 30, 2003, reflecting strong growth in cellular subscribers and continued, steady growth of the number of fixed access lines in service. Cellular subscribers rose from 67,931 in September 30, 2002 to 107,807 at September 30, 2003, an increase of 59%, while wireline subscribers rose from 83,791 to 89,693, or 7%, for the same period.

International long distance revenues declined by $966,000, or 8%, and grew $597,000, or 2%, for the three months and nine months ended September 30, 2003 compared to the corresponding periods of 2002. International long distance revenues for the third quarter of 2002 included an approximately $1.5 million settlement of amounts owed to GT&T by a large international telecommunications carrier, which had previously been reserved. Excluding the effect of this settlement, international long distance revenues grew 5% and 8% during the three- and nine-month periods ended September 30, 2003, compared to the corresponding periods of 2002. While total minutes of use increased by 23% in the first nine months of 2003, reflecting both increased cellular subscribers and lines in service, the average revenue per minute was lower due to a shift in the mix of traffic and the overall decline in international rates.

Total telephone operating expenses were $11.0 million and $33.0 million for the three and nine months ended September 30, 2003, respectively, as compared with $11.7 million and $32.3 million for the corresponding periods of 2002. The decline in U.S. settlement rates resulted in a significant decrease in the Company’s international long distance expenses, which fell by 28% and 27% in the three and nine months ended September 30, 2003, compared to the same periods of 2002. The lower long distance expenses were partly offset by an increase in general and administrative expenses, which was primarily due to higher legal and professional fees and the establishment of a sales unit and office in Tampa, Florida. Telephone operating expenses also included increased depreciation, power and other expenses related to the expansion of facilities and subscribers. Overall, the Company’s core operating margin improved as total telephone operating expenses declined to approximately 55.7% of telephone operating revenues for the third quarter of 2003 as compared to 59.5% for the third quarter of 2002.

Income from telephone operations was $8.7 million and $23.9 million for the three and nine months ended September 30, 2003, as compared to $8.0 million and $19.2 million for the corresponding periods of 2002. This represents an increase of 10% and 24% for the three and nine months ended September 30, 2003.

Other operations revenues and expenses represent the operations of Choice Communications (“Choice”), Atlantic Tele-Center, and Call Home Telecom. Revenues of these operations were $1.3 million and $3.6 million for the three and nine months ended September 30, 2003, as compared to $793,000 and $2.7 million for the same periods in 2002, increases of 62% and 30%, respectively. The increase in other revenues is primarily attributable to the growth in digital television subscribers at Choice and the inclusion of Call Home Telecom, which principally provides a collect call service to the United States from Guyana and commenced revenue-generating operations in July of last year.

Expenses of other operations were $2.7 million for the three months ended September 30, 2003, as compared to $2.5 million for the same period of 2002, an increase of 9.9%. For the nine months ended September 30, 2003, expenses of other operations were $7.0 million, compared to $6.5 million in the first nine months of 2002, an increase of 8.3%. The increase in expenses of other operations is primarily due to the costs associated with the growth of the television business at Choice and the addition of expenses of Call Home Telecom. In the third quarter of 2003, these factors were partially offset by a reduction of expenses at Atlantic Tele-Center, which underwent a major headcount reduction and cost- cutting in the middle of the quarter because of continued adverse business conditions and lack of revenues. The Company’s other operations saw modestly improved overall operating performance in the three- and nine-month periods ended September 30, 2003, as revenue growth outpaced growth in expenses. In addition, some of the rise in general and administrative expense discussed above reflects the devotion of increased resources at the corporate level to accelerating the growth and drive towards profitability of the Company’s other operations.

Equity in earnings of Bermuda Digital Cellular (“BDC”) was $532,000 and $1.6 million for the three and nine months ended September 30, 2003, as compared to $679,000 and $1.5 million for the corresponding periods of 2002. The 22% decline for the three months ended September 30, 2003, as compared to the same period in the prior year, was primarily attributable to a $308,000 charge from ATN to BDC in the quarter for legal fees incurred in connection with the attempted acquisition by ATN in late 2002 of the balance of equity in BDC. Excluding this charge, equity in earnings in BDC would have been $668,000 for the third quarter of 2003. The 8% increase for the first nine months of 2003, as compared to the same period in the prior year, primarily reflects increased revenue resulting from growth of the subscriber base. As of September 30, 2003, BDC had 17,514 subscribers, which represents a 6% increase from the end of 2002. Growth in cellular subscribers has slowed due to the high penetration of the Bermuda mobile wireless market and the entry in 2003 of AT&T Wireless, a GSM provider, competing with BDC and the cellular subsidiary of the Bermuda Telephone Company (which, like AT&T, offers a GSM service). BDC completed its upgrade to a high speed 1XRTT CDMA service (the only CDMA service in Bermuda) in the third quarter of 2003 and the Company expects this service upgrade and the resulting launch of new mobile data services to help increase BDC’s revenue and profits in future quarters.

The Company’s effective tax rate for the three and nine months ended September 30, 2003 was 51.6% and 50.6%, respectively as compared with 51.1% and 52% for the three months and nine months ended September 30, 2002. The lower effective tax rate for the nine months ended 2003 is due to an improvement in the Company’s non-GT&T operations (primarily consisting of results from other operations and BDC) and a marginally lower effective tax rate for GT&T in 2003. The Company’s non-Guyana income is taxed at rates that are significantly lower than Guyana’s nominal corporate income tax rate.

Minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2002 Annual Report on Form 10-K, as filed with the SEC and Note 8 to the Condensed Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and results of operations.

Liquidity and Capital Resources

As of September 30, 2003, the Company had $35.0 million in cash and cash equivalents. This represents an increase of $4.3 million compared to December 31, 2002. Cash provided by operating activities totaled $19.4 million for the nine months ended September 30, 2003 down slightly from the $20.0 million reported in the comparable period of 2002. The principal uses of cash for the nine months ended September 30, 2003 were $8.0 million for capital expenditures, $3.4 million for dividends paid to shareholders of the Company’s common stock, $2.0 million in distributions to minority shareholders and $1.6 million for principal reduction on long-term debt. While capital expenditures are significantly below the levels of 2002, the Company expects to see an increase in the rate of its capital spending in the next several quarters.

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

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC that reduced the settlement rate for U.S.—Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of

Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. Although the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current hard currency operating and capital requirements, there can be no assurance that GT&T will be able to continue to meet its hard currency needs. As of September 30, 2003, approximately $11.1 million of the Company’s $35.0 million of cash consisted of balances denominated in Guyana dollars.

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

Although the majority of GT&T’s revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. Since the Company’s investment in Guyana in 1991, the relative value of the Guyana dollar to the U.S. dollar has declined. However, since December 1998 and up to September 30, 2003, the official exchange rate has remained relatively stable at around $180 Guyana dollars to the U.S. dollar, although the rate obtained by GT&T and other buyers of US dollars has fluctuated. The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short-term investments. At September 30, 2003, of the Company’s $35 million total consolidated cash and cash equivalents, approximately $23.9 million was denominated in U.S. dollars and approximately $11.1 million was denominated in Guyana dollars. GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

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

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Press release of the Company dated July 29, 2003 as filed July 30, 2003

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 14, 2003	/s/ Cornelius B. Prior, Jr.
Cornelius B. Prior, Jr. Chief Executive Officer and Chairman of the Board

Date: November 14, 2003	/s/ Michael T. Prior
Michael T. Prior Chief Financial Officer