Form 10-K
period 2003-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2004-03-30
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 0-19551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	P.O. Box 12030 St. Thomas, U.S. Virgin Islands
(Address of principal executive offices)

47-0728886	00801-5030
(I.R.S. Employer Identification No.)	(Zip Code)

(340) 777-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2003, was approximately $42,784,964 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 22, 2004, there were 5,000,673 outstanding shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant’s 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC TELE-NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

PART I

Item 1. Business

Introduction

Atlantic Tele-Network, Inc. (“ATN” or the “Company”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991. Substantially all of the Company’s consolidated revenues and operating income in 2003 was derived from GT&T operations.

•	Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice”), a wholly owned subsidiary of the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable television services, wireless Digital Subscriber Line (DSL) services and certain other communications services. Choice Communications acquired its Internet service business in 1999 and its television business in March 2000.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, providing call center services primarily to businesses located in the United States. In early 2004, ATC acquired a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in the Caribbean and Latin America.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired a 30% interest in BDC in 1998 and currently owns 44% of the equity of BDC.

•	ATN (Haiti) S.A. (“ATN-Haiti”) and Transnet, S.A. (“Transnet”), which have provided dispatch radio, paging, Internet access and data transmission services in Haiti. During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations and funding of both of these entities and is exploring strategic alternatives for the use or disposition of the remaining assets, including support of ATC’s new VSAT internet business.

•	Call Home Telecom, LLC (“CHT”), a wholly owned subsidiary established in 2002 in the U.S. Virgin Islands to provide distribution and termination in the United States and Canada of international outbound collect calls from Guyana.

The Company was established in 1987 as a holding company to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In November 1991, the Company became a public company. On December 30, 1997, the Company was split into two separate public companies, with ATN retaining its 80% interest in GT&T and the Company’s then existing telephone operations in the U.S. Virgin Islands being spun off to a new public company called Emerging Communications, Inc. In connection with the transaction, the number of outstanding shares of the Company’s capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

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

International Traffic. GT&T’s revenues and earnings have been highly dependent upon international long-distance calls originating outside of Guyana, including collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T’s international traffic for the past three years:

International Traffic (in thousands of minutes)
	2001	2002	2003
Inbound Paid and Outbound Collect	77,680 (80)%	100,227 (84)%	124,341 (83)%
Outbound	19,553 (20)%	18,851 (16)%	25,644 (17)%

Total	97,233 (100)%	119,078 (100)%	149,985 (100)%

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

The two classes of international traffic described in the above table have produced significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a “settlement rate” payment from the foreign telecommunications carrier generally equal to one-half of the applicable “accounting rate”, and GT&T has no significant direct expenses associated with such traffic except for international transmission systems costs which are applicable to all of GT&T’s international traffic. In the case of outbound international traffic, GT&T must generally pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate that is regulated by the Public Utilities Commission of Guyana (“PUC”). During the past three years, amounts collected by GT&T for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic.

On January 1, 2002, the settlement rate for U.S. – Guyana traffic was reduced from 85 cents per minute to 23 cents per minute. This resulted in a substantially reduced profit margin on inbound traffic from the United States but has increased GT&T’s margin on outbound traffic to the United States. See “—Regulation” and “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

Domestic Service. As of December 31, 2003, GT&T had 92,683 fixed subscriber access lines in service. This represents approximately 13 lines per 100 inhabitants with an estimated population of 702,000, and an increase of approximately 7.5% over lines in service at December 31, 2002. Of all fixed lines in service, 69% were in the largest urban areas, consisting of Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2003, GT&T continued to extend service to a number of small rural communities and announced plans to add up to 13,000 new lines in 2004, primarily by extending its network to cover additional rural towns and communities. However, despite GT&T’s substantial and continuing investment in extending its fixed line network, many rural areas still do not have telephone service. The Company has recently filed with the Guyanese PUC for special rates to bring service to additional remote communities.

GT&T’s revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. As GT&T has continued its network expansion to smaller communities, residential customers account for a growing portion of local service revenues and the vast majority of new lines in service. In 2003, residential customers contributed 70% of the local service revenue and commercial customers provided 30%. As of January 2004, GT&T’s basic monthly charge per access line was $2.43 for residential customers and $7.31 for business customers.

GT&T currently offers cellular telephone service in the Georgetown area (Guyana’s capital and largest city) and along substantially all of Guyana’s coastal plain. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. In May 2001, the Guyana PUC approved a GT&T proposal to reduce cellular charges and initiate a “calling party pays” system. In such a system, a landline caller to a cellular telephone will pay the airtime charges rather than the cell phone subscriber. As a result of the new rates and in conjunction with the introduction of prepaid calling cards, cellular customers and revenues have increased dramatically over the last two years, beginning in the latter half of 2001. As of December 31, 2003, GT&T had approximately 118,658 cellular subscribers as compared to 79,915 at December 31, 2002, an increase of 48%.

Expansion. Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly rebuilt and further expanded its telecommunications network. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to 92,683 lines as of December 31, 2003, all of which are now digitally switched lines. GT&T first introduced cellular service in 1992. As noted above, GT&T has expanded this service dramatically in recent years and has begun work on installing a GSM overlay across most of its existing TDMA wireless network. The TDMA network is a widely used digital technology, but by adding the GSM capability GT&T will increase network capacity, functionality and handset options, as well as improve roaming options for its subscribers and visitors alike. GT&T utilized Northern Telecom fixed wireless access technology to provide services to about 5,900 of its subscribers as of December 31, 2003. The normal landline rates apply to GT&T’s fixed wireless network services.

GT&T is linked with the rest of the world principally through its ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. GT&T owns capacity in four international fiber optic cables – the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (“ECFS”) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch to the Guyanas. GT&T also leases capacity on an Intelsat satellite. GT&T has two Intelsat B earth stations which provide both international and local services

GT&T has installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that had not previously enjoyed service. Currently, in addition to the public telephones, GT&T maintains three public “telephone centers” at which the public can, upon payment of the charges in cash to GT&T personnel who staff these centers, use an ordinary residential-type telephone to make international and domestic calls.

Other Services. GT&T is also licensed to provide various telephone-related services that extend beyond basic telephone service, including yellow pages and other directory services. GT&T also provides broadband resale services to internet service providers.

Significant Revenue Sources. MCI WorldCom accounted for more than 10% of GT&T’s total revenues in 2001, 2002 and 2003. See Note 2 to the Consolidated Financial Statements included in this Report.

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

GT&T has a non-exclusive license to provide cellular radio telephone service. Three other companies have been licensed to provide such service. Of these, one company has had a small network and subscriber base in Berbice for several years and another company, doing business as CelStar, had expectations to provide a GSM service in 2003 but has not yet done so due, in part, to a dispute as to ownership of the company. The Company expects CelStar to become operational in 2004. The PUC presently regulates cellular service rates for GT&T and any competitors. The CelStar company has been given a substantial income tax benefit by the government of Guyana, which GT&T is protesting.

Although outbound traffic increased in 2003, GT&T competes now with illegal “Internet cafes” in Guyana that are offering VoIP services. These calls can undercut GT&T’s normal prices as the current PUC orders require GT&T to maintain the Internet service to dialup users at no local meter charges. While GT&T has objected to the relevant authorities that these “cafes” are a violation to GT&T’s exclusive international license, no action has been taken in this regard. GT&T offers a lower cost international service at its phone booths to counteract the effects of this service.

Regulation. GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 (“PUC law”) and the Guyana Telecommunications Act 1990 (“Telecommunications Law”). Under its license from the Government of Guyana (the “License”), GT&T’s rates for most of its services must be specified in a tariff approved by the PUC. GT&T also has certain significant rights and obligations under the agreement (the “GT&T Agreement”) pursuant to which the Company acquired its interest in GT&T in 1991.

License. The License, which was issued on December 19, 1990, granted to GT&T an exclusive franchise to provide in Guyana for a period of 20 years (renewable for an additional 20 years at the option of GT&T), public telephone, radio telephone (except private radio telephone systems which do not interconnect with GT&T’s network) and pay station telephone services and national and international voice and data transmission, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service. In addition, GT&T was granted a non-exclusive license to provide, for a period of 20 years (renewable for an additional 20 years at the option of GT&T), cellular radio telephone service.

GT&T Agreement. Under the GT&T Agreement, GT&T undertook to complete a substantial Expansion Plan by a date that, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years of 1991 through 1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use (“rate base”). Absent mutual agreement by the government of Guyana and the Company (and there has been no such agreement), rates are to be calculated on the basis of GT&T’s entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the United States Federal Communications Commission. GT&T believes that its rate base at December 31, 2003 was approximately $102 million, although the PUC in various orders or staff reports has disallowed or challenged several million dollars of franchise rights and working capital that are included in the foregoing figure. Under the GT&T Agreement, upon non-renewal or termination of the License, the government of Guyana will be entitled to purchase the Company’s interest in GT&T or the assets of GT&T upon such terms as may be agreed to by the Company and the government or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

PUC Law and Telecommunications Law. The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The Public Utilities Commission of Guyana is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. The PUC has authority to set rates and has broad powers to monitor GT&T’s compliance with the License and to require GT&T to supply it with such technical, administrative and financial information as it may request. The PUC claims broad authority to review and amend any GT&T program for development and expansion of facilities or services. GT&T has challenged the PUC’s claim.

Although, under the current PUC Law and predecessor statutes that have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement which guarantees GT&T at least 15% per annum return on its rate base, in the Company’s opinion, the PUC has frequently failed to do so in the past. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

Other Developments. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the introduction of wireline based competition would require the termination of the monopoly provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering a shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations have languished since the second quarter of 2002. See Note 11 to Consolidated Financial Statements, “Commitments and Contingencies.”

FCC Matters. In 1997, the U.S. Federal Communications Commission (“FCC”) issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $0.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $0.23 per minute by January 1, 2002. The settlement rate in effect prior to January 1, 2002 was $0.85 per minute, and revenues from this traffic provided a significant subsidy to GT&T’s local operations and network expansion. The implementation of the FCC’s benchmark rate order in January of 2002 resulted in a substantial reduction in inbound international telecommunication revenue. See “Management Discussion and Analysis of Financial Condition and Results of Operations – Introduction.” In 2002 and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. In early 2004, the FCC rejected AT&T’s request but indicated that it will continue to monitor and evaluate settlement rate benchmarks.

Choice Communications

Choice Communications is the largest provider of internet access services in the U.S. Virgin Islands. Choice provides internet access services throughout the U.S. Virgin Islands primarily under the domain names viaccess.net and islands.vi. internet service is provided by dial-up and by high-speed wireless links (referred to as “wireless DSL”). Choice Communications also provides “wireless cable television” services to residential subscribers and hotel rooms, SMR and paging services in the U.S. Virgin Islands. Choice television subscribership increased 76% in 2003. Choice Communications currently provides up to 134 digital channels of video programming and an additional 56 digital channels of audio programming.

Choice Communications is also seeking to enter the telephone business in the U.S. Virgin Islands as a competitive local exchange carrier to Innovative Telephone Company (“Innovative,” formerly named the Virgin Islands Telephone Company, which until the reorganization of the Company in December 1997 was a subsidiary of the Company). Choice Communications is seeking to provide competitive telecommunications services using licensed frequencies and infrastructure it owns or will acquire and/or construct, and by leasing wireline facilities from Innovative. During 2001, the Virgin Islands Public Services Commission (“PSC”) upheld Innovative’s contention that it is entitled to a rural telephone company exemption from many of the provisions of the Federal Communications Act and established a form of interconnection agreement which, in the Company’s opinion, made it infeasible for Choice to provide service as a competitive local exchange carrier for the foreseeable future. Choice appealed the PSC’s decision to the District Court where the appeal is currently pending. This does not prohibit entry into the U.S. Virgin Islands market, but does shield Innovative from offering its network elements at wholesale rates which competitors are entitled to in other jurisdictions. In 2002, Choice requested the Virgin Islands PSC to direct Innovative to sell a specific service to Choice in order for Choice to deploy high-speed data and Internet services. The service, a DS-3 circuit, is available to competitors in other jurisdictions pursuant to tariff. In 2003, the PSC’s hearing examiner initiated a round of pleadings and conducted a hearing on Choice’s request and recommended that Choice’s request to the PSC be denied. In February 2004, the PSC set another hearing for May 2004.

In 2002, Choice Communications also petitioned the Virgin Islands Public Services Commission for classification as an “Eligible Telecommunications Carrier” (“ETC”) which, if granted, would permit Choice to apply for funds from the Federal Universal Service program created to facilitate the deployment of telecommunications services in rural and high-cost areas. In 2003, the Public Services Commission held hearings on Choice’s request and, in February 2004 concluded that it did not have jurisdiction over Choice on this issue, and directed the petition to the FCC. If Choice is designated an ETC, it may require a significant capital investment in order to build out the capabilities necessary to sustain the ETC designation and meet the requirements for Federal Universal Service support.

ATC

ATC, a wholly owned subsidiary of the Company, operates a call center in Guyana. ATC provides telemarketing and customer support services, via voice and data, including order taking services, billing inquiry services, technical support services and the like, to client companies and organizations that are primarily located in and serving the U.S. market. Guyana has an English speaking population with a high literacy rate, and a low average minimum hourly wage rate. ATC’s trained agents work from client-supplied data readily accessible to them on ATC’s computer network. ATC’s call center facilities are located in Beterverwagting, Guyana, and have a computer network sufficient for 100 agents to work simultaneously with the capability to expand to 500 agents. ATC is not operating anywhere near this capacity, and reduced the size of its workforce substantially in 2003 because of a lack of customer contracts and revenues. Management is examining a variety of strategic solutions to reduce or eliminate ATC’s operating losses, including a possible sale or closure of the business. As of December 31, 2003, ATN has invested approximately $7.1 million in ATC. The Government of Guyana initially granted ATC a five-year tax exemption beginning in 2001 and during 2002 extended the tax holiday to eight years. In early 2004, ATC acquired a small, early-stage VSAT (Very Small Aperture Terminal) satellite business, which provides broadband Internet access in the Caribbean from ATC’s switch in Miami, Florida.

ATC communicates with its clients and its client’s customers in the U.S. and elsewhere via GT&T’s circuits in the Americas II fiber optic under-sea cable and through Intelsat satellites. ATN has established a point of presence in Miami, Florida to facilitate this communication.

ATN-Haiti and Transnet

At December 31, 2001, the Company wrote-off its investment in ATN-Haiti and has curtailed the operations and funding of both ATN (Haiti) and Transnet. The Company continues to explore strategic alternatives for the use or disposition of the remaining assets and the satellite internet business acquired by ATC is expected to use these Haitian facilities and personnel to provide its services in Haiti and elsewhere.

BDC

BDC provides cellular telephone service in Bermuda under the name “Cellular One.” BDC is a cellular and PCS competitor in Bermuda to the Bermuda Telephone Company and, since 2001, AT&T Wireless. BDC commenced operations in July 1999. At December 31, 2003 BDC had about 17,800 subscribers, which it estimates to be slightly less than 50% of the cellular market in Bermuda. In 2003, BDC added a CDMA 1XRTT overlay to its TDMA network. CDMA 1XRTT is the most advanced version in service of the CDMA standard in operation and has allowed BDC to offer a number of new services and enhancements to its customers, including fast mobile data services and improved handset functionality. In the end of 2003, BDC entered into a roaming agreement with one of the largest U.S. cellular providers in an effort to increase its revenue from tourists and other visitors to Bermuda.

Call Home Telecom, LLC

CHT introduced Home Country Direct collect calling for Guyana in July 2002. This service allows a caller in Guyana to dial an access code from any phone and access an automatic operator in the United States and place a collect call to the United States and Canada where the call is billed. The calls are billed in U.S. dollars. CHT plans to offer wholesale transport of USA originated traffic from its facility in Florida to Guyana in 2004.

Taxation—United States

As a U.S. corporation, ATN is subject to U.S. federal income tax on its worldwide net income, currently at rates up to 35%. GT&T is a controlled foreign corporation (“CFC”) for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under those provisions, the Company may be required to include in income certain earnings and profits (“E&P”) of a CFC subsidiary at the time such E&P are earned by the subsidiary, or at certain other times prior to their being distributed to the Company. At present, no material amount of such subsidiary E&P is includible in the U.S. taxable income of the Company before being distributed to it. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained in those provisions, the Company would be entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or deemed distributed under Subpart F from such subsidiaries, against the Company’s U.S. federal income tax.

A U.S. corporation is classified as a Personal Holding Company (“PHC”) if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of “PHC Income.” For any taxable year that a corporation is a PHC, the “undistributed personal holding company income” of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 15%. The Company currently satisfies the above ownership criterion but the Company believes that it does not satisfy the income criterion for classification as a PHC.

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

Employees

As of December 31, 2003, GT&T employed approximately 650 persons of whom approximately 475 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T’s current contract with this union expires on September 30, 2004. Negotiation of a new contract with the union is expected to begin mid-2004. The Company and its other subsidiaries employed a total of approximately 106 persons at December 31, 2003. The Company considers its employee relations to be satisfactory.

Item 2. Properties

At December 31, 2003, GT&T utilized approximately 254,000 square feet of building space on approximately 41 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 3,000 square feet of office space in Georgetown, Guyana. For additional information, see “Business—GT&T—Expansion.” GT&T carries insurance against damage to equipment and buildings, but not to outside plant. The Company and its other subsidiaries lease approximately 37,000 square feet of building space in various locations, including the U.S. Virgin Islands, Florida, and Guyana.

Item 3. Legal Proceedings

GT&T is involved in various regulatory and court proceedings in Guyana that are discussed in Item 1 “GT&T—Regulation” and Note 11 to the Consolidated Financial Statements included in this Report.

The Company is involved in various other litigation, the ultimate disposition of which, in the opinion of the Company’s management, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company as of the date hereof:

Name	Age	Position
Cornelius B. Prior, Jr.	70	Chief Executive Officer and Chairman of the Board of the Company; Chairman of the Board of GT&T
Steven J. Parrish	48	Vice President—Operations
Joseph L. DiMaio	55	Executive Vice President
Michael T. Prior	39	Chief Financial Officer and Treasurer
Lawrence M. Fuccella	40	Vice President—Special Projects
Richard A. Hanscom	62	Vice President—Technology and Engineering
Douglas J. Minster	43	Vice President, General Counsel and Secretary
Christopher N. Burns, CPA	37	Chief Accounting Officer
Sonita Jagan	38	Chief Executive Officer—GT&T

Cornelius B. Prior, Jr. has been Chief Executive Officer and Chairman of the Board of the ATN since December 30, 1997. From June 30, 1987 to December 1997 he was Co-Chief Executive Officer and President of the Company. He was Chairman of the Board of Virgin Islands Telephone Corporation from June 1987 to March 1997, and became chairman of the Board of GT&T in April 1997. From 1980 until June 1987, Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group. He is the father of Michael T. Prior, the Chief Financial Officer and Treasurer of the Company.

Steven J. Parrish joined the Company in 2003 as Vice President of Operations. Mr. Parrish served as Senior Vice President, Networks, for LighTrade, Inc., from May 2000 to February 2002 (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002). He has over 25 years of telecommunications experience. As a vice president at Ameritech, he led the successful Advanced Intelligent Network (AIN) effort from concept to implementation. Mr. Parrish led engineering and operations efforts as the EVP of Operations at USN Communications, a local telecommunications service reseller, and was Senior Vice President of Global Operations and Engineering at WorldPort Communications, with responsibilities over operations based in the U.S., Great Britain, and the Netherlands. He has B.S. in Electronics Engineering from the University of Illinois and an MBA specializing in Telecommunications from IIT.

Joseph L. DiMaio joined the Company in 2003 as Executive Vice President. Mr. DiMaio is a thirty-year veteran in the telecommunications industry with over two decades of senior leadership responsible for sales and marketing. His background includes the launch of America’s first contiguous fiber optic network with Microtel in 1985 and the recent rollout of global data initiatives with Primus Telecommunications.

Michael T. Prior joined the Company in 2003 as Chief Financial Officer and Treasurer. Mr. Prior came to ATN from Q Advisors LLC, a Denver-based investment banking and financial advisory firm focused on the telecommunications sector. Before that, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002) and was a member of ComSpace Development LLC, a seed investment concern in the communications industry. Mr. Prior was a corporate lawyer with Perkins Coie LLP in Seattle and also spent a number of years in the London and New York offices of Cleary Gottlieb Steen & Hamilton. Mr. Prior received a J.D. summa cum laude from Brooklyn Law School and received a B.A. from Vassar College. He is the son of Cornelius B. Prior, Jr., the Chief Executive Officer and Chairman of the Board of the Company.

Lawrence M. Fuccella became a Vice President of ATN in 1998. Mr. Fuccella joined GT&T as assistant finance controller in July 1992 after receiving his MBA from Virginia Commonwealth University. He became finance controller of GT&T in 1993. Since 1994 he has been Special Projects Director with responsibility for managing the Company’s audiotext operations and its relationships with foreign telecommunications administrations. Mr. Fuccella also manages the operations of CHT, the Company’s direct collect calling service in Guyana.

Richard A. Hanscom became Sr. Vice President of Technology and Engineering in 2000 and has over 40 years of experience in the telecommunications industry. Mr. Hanscom joined ITT in 1974, and was working at VITELCO divisions during the ATN acquisition in 1987. He has held various management positions with the Company since that time. He has a degree in Electrical Engineering from Rochester Institute of Technology.

Douglas J. Minster joined the Company in 2003 as Vice President and General Counsel. From November 1999 to February 2002 Mr. Minster was VP, External Affairs, at LighTrade, Inc. (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002), prior to which he headed corporate development at IP Radio, Inc., a wireless broadband service. He was part of the founding team and senior legal advisor at Time Warner Telecommunications, and founded a satellite radio company, developing the regulatory foundation for the satellite radio service. Doug began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He has a B.S. from Ithaca College and a J.D. from The Catholic University Columbus School of Law.

Christopher N. Burns, CPA joined the Company in 2003 as Chief Accounting Officer. From September 2002 to October 2003 Mr. Burns was the Corporate Controller for Nauticus Networks, Inc., a privately held high-speed secure switching company. From January 1998 to August 2002 Mr. Burns was the Corporate Controller at MCK Communications, Inc., a remote access telephony company which grew from $5 million to $40 million during his tenure highlighted by a successful initial public offering and follow on offering. Mr. Burns began his career with Coopers & Lybrand in Boston, Massachusetts. He has a B.S. in Accountancy and an MBA from Bentley College.

Sonita Jagan has been Chief Executive Officer of GT&T since 1999. Ms. Jagan joined GT&T in March 1993 as Assistant Financial Controller. She was promoted to Financial Controller in 1994 and was further promoted to General Manager—Internal Affairs in June 1999. Ms. Jagan received a Bachelor of Arts in Administration and Commerce from the University of Western Ontario, Canada.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock, $.01 par value, is listed on the American Stock Exchange (“AMEX”) under the symbol “ANK”. The following table sets forth quarterly market price ranges for the Company’s Common Stock in 2002 and 2003:

2002 Quarters	High	Low
1st	13.56	11.95
2nd	14.74	10.63
3rd	14.64	13.32
4th	15.50	13.54

2003 Quarters	High	Low
1st	18.35	15.51
2nd	22.30	17.02
3rd	23.75	20.25
4th	29.25	21.30

The approximate number of holders of record of Common Stock as of March 22, 2004 was 69.

Dividends

The Company has paid quarterly dividends on its common stock since January 1999. The following table sets forth the quarterly dividends declared by the Company over the past three fiscal years ended December 31, 2003:

	1st	2nd	3rd	4th
2001	$0.20	$0.20	$0.20	$0.20
2002	0.20	0.20	0.225	0.225
2003	0.225	0.225	0.25	0.25

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

Item 6. Selected Financial Data

SELECTED HISTORICAL FINANCIAL DATA

The following selected historical financial data have been derived from and are qualified by reference to, the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto of the Company for the years ended December 31, 2001, 2002 and 2003. All dollar amounts are in thousands, except per share data.

	1999	2000	2001	2002	2003
	Consolidated
Statement of Operations Data:
Telephone operations Revenues:
International long-distance revenues	$73,737	$62,370	$62,467	$39,711	$42,017
Local exchange service revenues	8,692	11,724	18,538	27,788	33,483
Other revenues	1,602	2,480	2,657	3,311	3,365

Total revenue	84,031	76,574	83,662	70,810	78,865
Total operating expenses	60,135	47,707	49,585	43,429	44,403

Income from telephone operations	23,896	28,867	34,077	27,381	34,462
Loss from other operations	(599)	(1,239)	(6,488)	(5,008)	(5,474)
Other income (expense), net	(58)	1,528	(763)	2,461	2,749

Income from operations before income taxes and minority interest	23,239	29,156	26,826	24,834	31,737
Income taxes	11,898	14,403	14,557	12,943	16,009

Income from operations before minority interest	11,341	14,753	12,269	11,891	15,728
Minority interest	(1,676)	(2,428)	(3,078)	(2,404)	(3,484)

Net Income	$9,665	$12,325	$9,191	$9,487	$12,244

Reported Income Per Share
Basic net income per share	$2.05	$2.51	$1.84	$1.90	$2.44

Diluted net income per share	$2.05	$2.51	$1.83	$1.87	$2.43

Dividends Per Share	$0.60	$0.70	$0.80	$0.85	$0.95

Balance Sheet Data:
Fixed Assets, net	$56,165	$72,459	$81,952	$87,113	$90,990
Total assets	131,162	137,970	142,006	147,661	151,973
Short-term debt (including current portion of long-term debt)	3,410	1,687	2,402	1,899	1,081
Long-term debt, net	7,969	2,513	5,582	3,690	2,511
Stockholders’ equity	74,777	83,469	88,943	94,106	101,531

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts’ Reports

This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management’s expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the competitive environment in the markets and industries in which the Company operates, technological change and the matters discussed in the “GT&T—Regulation” section of this Report and in Note 11 to the Consolidated Financial Statements included in this Report.

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

Introduction

The Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. Historically, GT&T derived most of its revenues from international telephone services. In 1997, the FCC issued a report and order setting maximum international settlement rates for telecommunications traffic between the U.S. and other countries. This order became effective with respect to traffic between the U.S. and Guyana on January 1, 2002 and required that from that date the settlement rate for traffic between the U.S. and Guyana be reduced from $0.85 per minute to $0.23 per minute. The international settlement rate is the amount which GT&T receives from U.S. carriers for inbound traffic from the United States and which GT&T pays to U.S. carriers for traffic from Guyana to the United States. Since the volume of inbound traffic from the United States to Guyana is traditionally 3-4 times the volume of outbound traffic from Guyana to the United States, the reduction in the international settlement rate for U.S.-Guyana traffic negatively impacted GT&T’s operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed, mainly in 2003, by a gradual reduction in settlement rates between Guyana and most other countries to $.23 per minute.

During 2001, the government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the introduction of wireline based competition would require the termination of the monopoly provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering a shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations languished in the second quarter of 2002. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the ground that the IADB is prohibited from lending to a country which has nullified the contractual rights of a U.S. investor. In 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the ground that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel at the suggestion of the IADB and sustained negotiations have not been held since. The Company is unable at this time to assess the impact of the government’s proposals on the future financial position or results of operations of the Company.

The principal components of operating expenses for the Company’s telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, international long-distance expenses, taxes other than income taxes and general and administrative expenses. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include GT&T’s expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audiotext providers from whom GT&T derives international audiotext traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. General and administrative expenses consist principally of parent company overheads and depreciation.

For accounting purposes, the December 1997 split up transaction of the Company into two separate publicly held companies (the Company and Emerging Communications, Inc.) was treated as a non pro rata split off of a business in which the split off entity is to be accounted for at fair value. The Company was considered to be the split off entity since Emerging Communications, Inc. had the greater market capitalization and greater asset value immediately after the transaction, retained more of the pre-transaction top management of the Company and had greater net income in 1997. Accordingly, the balance sheet of the Company at December 31, 1997 was adjusted to fair value as evidenced by the market capitalization of the Company immediately after the consummation of the transaction. This adjustment included an approximately $60 million reduction in the Company’s consolidated net fixed assets, and an approximately $45 million reduction in the Company’s consolidated stockholders’ equity. The fair value adjustment reduced the carrying value on the Company’s consolidated financial statements of its fixed assets significantly below their historical cost and replacement value. Therefore, depreciation expense for periods after December 31, 1997 may not be a reliable indicator of the Company’s cost of replenishing its assets.

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

The following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Foreign Currency. From the period from inception of GT&T’s operations through December 31, 2003, a significant portion of GT&T’s cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T’s functional currency and any transaction gains and losses on non U.S. dollar denominated assets and liabilities are reflected in income. Late in 2003, the value of the Guyana dollar declined in relation to the U.S. dollar, resulting in a foreign exchange gain. While the decline in rates did not have a significant impact on the Company’s revenues or operating expenses in 2003, further declines in the value of the Guyana dollar may have an adverse impact on the Company’s future operating results. As of December 31, 2003, $8.7 million of the Company’s $32.3 million of consolidated cash and cash equivalents was in Guyanese dollars. With the decline in international settlement rates, the expansion of GT&T’s cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T’s functional currency in the future.

Revenue Recognition. Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. The Company determines the country of origin of traffic it receives from foreign carriers to apply the appropriate rate to minutes of long-distance traffic carried by it. The Company also applies estimates based on historical collections experience in estimating amounts for which revenue is not recognized. The Company’s principal subsidiary operates in a regulated industry. Therefore its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

The Company recognizes revenue from subscriptions to Choice Communications’ Internet and cable service over the period that services are provided.

Valuation of Accounts Receivable. A considerable amount of judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. The Company establishes reserves for possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. The amounts the Company will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

Property, Plant and Equipment. The Company operates in an environment where rapid changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company provides for depreciation using the straight-line method.

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

Long-Lived and Intangible Assets. In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating performance and future undiscounted cash flows of the underlying business. The Company assesses impairments when necessary and adjusts the net book value of the underlying assets if the sum of the expected future cash flows is less than book value.

Tax Related Accruals. The Company’s estimate of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9—Income Taxes to its consolidated financial statements. These reflect the assessment of actual current and future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income tax could vary from these estimates due to future changes in tax law. The Company is also subject to tax audits from various jurisdictions. It makes estimates based on the available information and consults with experts where necessary. The Company believes its estimates are reasonable, however, they may change materially in the future due to new developments or changes.

Contingencies. The Company is subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. It is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. The Company consults with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.

RESULTS OF OPERATIONS

Years Ended December 31, 2003 and 2002

Net income for 2003 was $12.2 million, or $2.44 per share basic and $2.43 per share diluted, as compared to $9.5 million, or $1.90 per share basic and $1.87 per share diluted, for 2002, an increase of $2.8 million or 29%.

Telephone operating revenues for the year ended December 31, 2003 were $78.9 million as compared to $70.8 million for 2002, an increase of 8.1% million or 11%. Local exchange service revenues increased by $5.7 million to $33.5 million, primarily reflecting a 48% increase in GT&T’s cellular subscribers. GT&T’s cellular subscribers rose from 79,915 at December 31, 2002 to 118,658 on December 31, 2003. Also contributing to the increase in local exchange revenues, GT&T’s wireline subscribers (access lines) increased by 7.5% during 2003 to 92,683 lines in service at the end of the year. GT&T expects to add around 10,000 net new access lines by the end of 2004. Given the expected nation-wide launch sometime in 2004 of a new cellular services competitor and GT&T’s increased penetration of the market, GT&T’s cellular subscriber base is unlikely to grow as rapidly in 2004 and may in fact decline.

International long-distance revenues increased by $2.3 million or 6% on greater traffic volumes but lower revenue per minute. The 26% increase in international traffic in 2003 primarily reflects increased lines and cellular subscribers in service. Throughout 2003, termination rates for both inbound and outbound calls between Guyana and countries other than the United States declined towards U.S. levels. In addition to lowering average revenue per minute for inbound calls and average cost per minute for outbound calls, this worldwide price decline likely contributed to the increase in traffic volumes in 2003. See “Business Description—GT&T—International Traffic.”

Operating expenses were $44.4 million for 2003 as compared to $43.4 million for 2002, an increase of $974,000 or 2%, as increases in telephone operating expenses and general and administrative expenses were partially offset by a substantial reduction in international long distance expenses. Telephone operating expenses increased $2.4 million or 9% primarily due to increased costs of servicing a larger cellular and wireline subscriber base, as well as an increase in the cost of utilities and personnel. General and administrative expenses increased $861,000 or 15% during 2003 primarily due to increased advertising, printing costs associated with directories, and personnel costs. The $2.3 million reduction in international long distance expenses was due to lower average outbound termination rates.

Losses from other operations, comprised of Choice Communications, CHT, and ATC, were $5.5 million for 2003 as compared to $5 million for 2002. Revenues of these operations increased to $4.4 million for 2003 as compared to $3.9 million for 2002, an increase of 13%. The increase in revenues was primarily attributable to increased revenues from Choice Communications, as cable TV revenues increased over 200% to approximately $1.5 million due to a 76% increase in subscribers and the sale of more premium service packages. This increase in revenue was partially offset by declines in revenue at Call Home Telecom and Atlantic Tele-Center due to poor collections experience. Expenses of other operations were $9.9 million for 2003 as compared to $8.9 million for 2002, an increase of 11%. This increase in expenses was primarily due to increases in costs incurred at Choice Communications and CHT, which were partially offset by reduced expenses at ATC.

Other income (expense) includes interest income and expense, foreign exchange gains and losses, and the Company’s management fees from, and equity in the earnings of, Bermuda Digital Communications. Other income was $2.7 million for 2003 compared to $2.5 million in 2002, an increase of 11.7%. The increase was primarily attributable to net foreign exchange gains of $44,000 in 2003 as compared to a net loss of $573,000 in 2002. The improvement resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar late in 2003, which decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. However, this gain was substantially offset by losses incurred during the year selling Guyana dollars at rates below the central bank exchange rate quoted by the Bank of Guyana. Additional declines in the value of the Guyana dollar could have an adverse impact on the Company’s operating results and liquidity. See “—Liquidity and Capital Resources.” Interest expense declined by $262,000 due to a lower variable rate of interest on its outstanding debt and a reduction in the principal balance outstanding. Interest income declined by $480,000 consistent with the decline in interest rates during 2003.

The Company’s effective tax rate for the year ended December 31, 2003 was 50.4% as compared to 52.1% for 2002.

The minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Years Ended December 31, 2002 and 2001

Net income for 2002 was $9.5 million, or $1.90 per share basic and $1.87 per share diluted, as compared to $9.2 million, or $1.84 per share basic and $1.83 per share diluted, for 2001, an increase of $0.3 million or 3%.

Telephone operating revenues for the year ended December 31, 2002 were $70.8 million declining from $83.7 million in 2001, a decrease of $12.9 million or 15%. The decrease in revenue was primarily attributable to a $22.8 million or 36% decrease in international long-distance revenue resulting from the FCC Order implemented on January 1, 2002 that required the settlement rate for traffic between the U.S. and Guyana be reduced from $0.85 per minute to $0.23 per minute. Partially offsetting the decrease was an increase of $9.2 million in local exchange service revenues primarily reflecting a 104% increase in GT&T’s cellular subscribers, which rose from 39,206 at December 31, 2001 to 79,915 on December 31, 2002. The balance of the increase in local exchange service revenues was a result of an increase in fixed access lines in service, which increased from 79,913 at December 31, 2001 to 86,245 at December 31, 2002, an increase of 8%.

Operating expenses were $43.4 million for 2002 as compared to $49.6 million for 2001. This represents a decrease of $6.2 million or 12%. This decrease was due principally to a decrease in international long distance expense of $7.3 million or 44% resulting from the FCC Order that traffic between the U.S. and Guyana be reduced from $0.85 per minute to $0.23 per minute. Telephone operating expenses increased $1.1 million or 4% while general and administrative expenses remained relatively flat. The $1.1 million increase in telephone operating expense was primarily due to increased legal expense and increases in wages and electricity costs.

Losses from other operations, comprised of ATN (Haiti), Transnet, Choice Communications, ATC and CHT, were $5.0 million for 2002 as compared to $6.5 million for 2001. Revenues of these operations declined by 13% to $3.9 million for 2002 from $4.5 million for 2001. The decrease in revenues was primarily attributable to lower revenues at Choice Communications, as internet dialup revenue decreased and Atlantic Tele-Center did not attract new customers during the year. Operating expenses increased by approximately $1.0 million in 2002 primarily due to increases in costs incurred at Choice Communications. Losses from other operations also included an impairment charge of $3.0 million posted in 2001, representing a write-off of the Company’s remaining investment in ATN (Haiti). The Company has curtailed operations and funding of ATN (Haiti) and Transnet, and is exploring strategic alternatives for the use or disposition of remaining assets.

Other income was $2.5 million for 2002 compared to a loss of $763,000 in 2001. The improvement is primarily attributable to a $3.3 million write down in 2001 of the Company’s investment in LighTrade after LighTrade filed for Chapter 7 bankruptcy. Foreign exchange losses were $573,000 in 2002 and $326,000 in 2001 and reflect the results of buying and selling currency to meet liquidity needs. Interest expense increased slightly to $686,000 in 2002 from $576,000. Interest income declined by $566,000 consistent with the decline in interest rates during 2002.

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

Liquidity and Capital Resources

The following table discloses aggregate information about our contractual obligations as of December 31, 2003 and the periods in which payments are due:

Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	>5 Years
	(In millions)
Long Term Debt including Interest	$3.6	$1.1	$1.6	$0.9	$—

As of December 31, 2003, the Company had $32.3 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. This represents an increase of $1.7 million compared to December 31, 2002. Cash provided by operating activities was $26.5 million in 2003 compared to $29.4 in 2002. The principal uses of cash in 2003 were $16.1 million for capital equipment, $4.6 million for dividends paid to shareholders of the Company’s common stock, $2.0 million for distributions to minority shareholders, and $2.0 million for principal reduction on long term debt.

On October 16, 2003, the Company obtained a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, $5 million for general corporate purposes, and a $300,000 revolving line of credit. The interest rate on the facility is LIBOR plus 2.25%. The facility is colleralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. The Company is awaiting final documentation to complete the pledge. As of December 31, 2003 the Company had not drawn against this facility.

The Company believes its existing cash balances and other capital resources, including the $15.3 million credit facility, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 11 to the Consolidated Financial Statements included in this Report could have a material adverse impact on the Company’s liquidity. GT&T is not subject to any contractual restrictions on the payment of dividends.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases recently awarded to and currently sought by GT&T, the order of the U.S. FCC that reduced the settlement rate for U.S.-Guyana traffic and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations. As of December 31, 2003, approximately $8.7 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

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

GT&T has certain outstanding equipment loans totaling $81,000 on an original facility of $34 million. These require monthly principal payments plus interest, with outstanding balances maturing in 2004 and 2005. The interest rates on the GT&T equipment loans are at fixed rates ranging from 8.82% to 10.32%. The loans are guaranteed by ATN and collateralized by all net toll revenues due to GT&T from significant carriers.

During 2001, ATN entered into two separate financing arrangements with U.S. Bancorp Equipment Finance, Inc. These loans are collateralized by property of ATN and its subsidiaries. As of December 31, 2003, approximately $1.4 and $2.1 million were outstanding on these loans. The loans mature in 2005 and 2008. Interest is payable on the outstanding principal balance at a variable rate based on three-month LIBOR plus 6.52% and 3.36%, respectively. As of December 2003, the interest rates on these loans were 7.69% and 4.53%, respectively.

The Company anticipates making capital expenditures on existing businesses of approximately $14 to $20 million during fiscal 2004, for, among other things, installation of a GSM overlay system in Guyana, wireline and cellular expansion, a new billing system for GT&T and coverage and service expansions at Choice Communications.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in any of the years 1999 through 2003.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We evaluated our investments and other relationships and concluded that none qualify as a VIE as defined in FIN 46.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted the provisions of this standard during 2003 and it had no material impact on our financial position and results from operations.

In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and was trading above $200 in March 2004. The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented. However, the recent decline resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. This gain was substantially offset by other foreign exchange losses incurred during the year.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Critical Accounting Policies” above.

Item 8. Financial Statements and Supplementary Data

Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Arthur Andersen LLP (“Andersen”) audited the Company’s accounts for 1999, 2000 and 2001. On July 22, 2002, the Board of Directors upon recommendation of its Audit Committee decided not to reengage Andersen as the Company’s principal public accountants and engaged PricewaterhouseCoopers, LLP, to serve as the Company’s principal public accountants for fiscal year 2002.

Andersen’s report on the consolidated financial statements of the Company and its subsidiaries for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s fiscal year ended December 31, 2001 and the subsequent interim period through July 22, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

At that time, the Company provided Andersen with a copy of the foregoing disclosures. Andersen informed the Company that it was unable to provide a letter stating whether it is in agreement with such statements.

During the Company’s fiscal year ended December 31, 2001 and the subsequent interim period through July 22, 2002, the Company did not consult PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Internal Control over Financial Reporting

Evaluation of disclosure controls and procedures. Company management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be included in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), and such information is incorporated herein by reference, except that the information regarding the Company’s executive officers called for by this item is included in Part I under the heading “Executive Officers of the Registrant.”

Item 11. Executive Compensation

The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in the Proxy Statement, and such information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1. Financial Statements

Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedule that appears on page F-1 hereof.

2. Financial Statement Schedule

The financial statement schedule for the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Financial Statements and Schedule that appears on page F-1 hereof.

(b)	Reports on Form 8-K

The Company furnished a Current Report on Form 8-K with the Commission under Item 12, “Results of Operations and Financial Condition,” containing the press release relating to its financial results for the quarter ended September 30, 2003.

(c)	Exhibits

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 dated September 27, 1991).

3.3	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 16, 1996).

3.4	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1998 Stock Plan (incorporated by reference to Exhibit L to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.2	Amendments to the 1998 Stock Plan (incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.3	Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

14	Code of Business Conduct and Ethics.

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Information Regarding Consent of Arthur Andersen LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2004	ATLANTIC TELE-NETWORK, INC.

	By:	/S/ CORNELIUS B. PRIOR, JR.
Cornelius B. Prior, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chief Executive Officer and Chairman of the Board	March 30, 2004

/s/ MICHAEL T. PRIOR Michael T. Prior	Chief Financial Officer and Treasurer	March 30, 2004

/s/ CHRISTOPHER N. BURNS Christopher N. Burns	Chief Accounting Officer	March 29, 2004

/s/ CHARLES ROESSLEIN Charles Roesslein	Director	March 30, 2004

/s/ ERNST BURRI Ernst Burri	Director	March 30, 2004

/s/ HENRY WHEATLEY Henry Wheatley	Director	March 29, 2004

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

December 31, 2001, 2002, and 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Atlantic Tele-Network, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002, and the related consolidated statements of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements and financial statement schedule of Atlantic Tele-Network, Inc. for the year ended December 31, 2001, prior to the revisions described in Note 6 to the financial statements, were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financial statements in their report dated February 27, 2002.

As discussed in Note 6 to the financial statements, the Company changed its method of accounting for goodwill upon the adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 on January 1, 2002.

As discussed above, the financial statements of Atlantic Tele-Network, Inc. and subsidiaries for the year ended December 31, 2001, were audited by other independent auditors who have ceased operations. As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 6. In our opinion, the transitional disclosures for 2001 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/S/    PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

March 29, 2004

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

/s/    ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 27, 2002

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2003

(In Thousands, Except Share Data)

	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$30,651	$32,320
Accounts receivable, net of allowance	9,987	9,223
Materials and supplies	4,167	3,624
Prepayments and other current assets	4,542	2,018

Total current assets	49,347	47,185

Fixed Assets:
Property, plant, and equipment	123,332	139,488
Less accumulated depreciation	(36,219)	(48,498)

Net fixed assets	87,113	90,990

Goodwill, Net	1,593	1,593
Other Intangible Assets, Net	484	300
Investment In and Advances To Bermuda Digital Communications, Ltd.	4,681	7,515
Other Assets	4,443	4,390

Total assets	$147,661	$151,973

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,899	$1,081
Accounts payable and accrued liabilities	7,886	8,125
Dividends payable	1,141	1,271
Accrued taxes	7,778	6,352
Advance payments and deposits	2,451	2,691
Other current liabilities	2,430	1,143

Total current liabilities	23,585	20,663
Deferred Income Taxes	6,206	7,040
Long-Term Debt, excluding current portion	3,690	2,511
Other long-term liabilities	—	420

Total liabilities	33,481	30,634

Minority Interests	20,074	19,808

COMMITMENTS AND CONTINGENCIES (Note 11)
Stockholders’ Equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 4,986,356 and 5,000,673 shares outstanding in 2002 and 2003, respectively	52	52
Treasury stock, at cost	(1,669)	(1,839)
Additional paid-in capital	55,914	56,019
Retained earnings	39,809	47,299

Total stockholders’ equity	94,106	101,531

Total liabilities and stockholders’ equity	$147,661	$151,973

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2001, 2002, and 2003

(In Thousands, Except Share Data)

	2001	2002	2003
Telephone Operations:
Operating revenues:
International long-distance revenues	$62,467	$39,711	$42,017
Local exchange service revenues	18,538	27,788	33,483
Other revenues	2,657	3,311	3,365

Total telephone operating revenues	83,662	70,810	78,865

Operating expenses:
International long-distance expenses	16,655	9,344	7,087
Plant-specific operations	5,739	5,404	5,464
Plant-nonspecific operations	10,124	11,778	13,899
Customer operations	5,186	4,145	5,003
Corporate operations	5,302	6,126	5,442
General and administrative expenses	5,732	5,776	6,637
Taxes other than income taxes	847	856	871

Total telephone operating expenses	49,585	43,429	44,403

Income from telephone operations	34,077	27,381	34,462

Other Operations:
Revenues of other operations	4,487	3,908	4,422
Expenses of other operations	(7,938)	(8,916)	(9,896)
Asset write-down	(3,037)	—	—

Loss from other operations	(6,488)	(5,008)	(5,474)

Other Income (expense):
Interest expense	(576)	(686)	(424)
Interest income	1,557	991	511
Other income (expense), net	278	344	632
Equity in earnings of Bermuda Digital Communications, Ltd.	1,228	1,812	2,030
Loss on investment, net	(3,250)	—	—

Other income (expense), net	(763)	2,461	2,749

Income Before Income Taxes And Minority Interest	26,826	24,834	31,737
Income Taxes	14,557	12,943	16,009

Income Before Minority Interest	12,269	11,891	15,728
Minority Interest	(3,078)	(2,404)	(3,484)

Net Income	$9,191	$9,487	$12,244

Net Income Per Share:
Basic	$1.84	$1.90	$2.44

Diluted	$1.83	$1.87	$2.43

Weighted Average Common Shares Outstanding:
Basic	4,987	5,000	5,018

Diluted	5,013	5,071	5,033

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2001, 2002, and 2003

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders Equity
Balance, December 31, 2000	$52	$(1,539)	$55,785	$29,372	$(201)	$83,469
Purchase of 4,900 shares of common stock	—	(67)	—	—	—	(67)
Reissuance of 13,750 shares of common stock from treasury for exercise of stock options	—	105	2	—	—	107
Dividends on common stock	—	—	—	(3,992)	—	(3,992)
Net income	—	—	—	9,191	—	9,191
Other comprehensive income	—	—	—	—	235	235

Balance, December 31, 2001	52	(1,501)	55,787	34,571	34	88,943
Purchase of 20,518 shares of common stock	—	(300)	—	—	—	(300)
Reissuance of 2,500 shares of common stock from treasury for exercise of stock options	—	47	1	—	—	48
Reissuance of 8,997 shares of common stock from treasury under Directors’ Remuneration Plan	—	85	(85)	—	—	—
Award of 15,209 shares of common stock under Directors’ Remuneration Plan	—	—	211	—	—	211
Dividends on common stock	—	—	—	(4,249)	—	(4,249)
Net income	—	—	—	9,487	—	9,487
Other comprehensive loss	—	—	—		(34)	(34)

Balance December 31, 2002	52	(1,669)	55,914	39,809	—	94,106
Reissuance of 66,667 shares of common stock from treasury for exercise of stock options	—	833	—	—	—	833
Purchase of 66,667 shares of common stock	—	(1,148)	—	—	—	(1,148)
Reissuance of 12,500 shares of common stock from treasury for exercise of stock options	—	127	43	—	—	170
Reissuance of 1,817 shares of common stock from treasury under Directors’ Remuneration Plan	—	18	(18)	—	—	—
Award of 4,685 shares of common stock under Directors’ Remuneration Plan	—	—	80	—	—	80
Dividends on common stock	—	—	—	(4,754)	—	(4,754)
Net income	—	—	—	12,244	—	12,244

Balance, December 31, 2003	$52	$(1,839)	$56,019	$47,299	$—	$101,531

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2001, 2002, and 2003

(In Thousands)

	2001	2002	2003
Cash Flows from Operating Activities:
Net income	$9,191	$9,487	$12,244
Adjustments to reconcile net income to net cash flows provided by operating activities (excluding the effects of acquisitions):
Depreciation and amortization	9,398	10,759	12,473
Deferred income taxes	650	2,506	3,135
Minority interests	3,078	2,404	3,484
Equity in earnings of Bermuda Digital Communications, Ltd.	(1,228)	(1,812)	(2,030)
Loss on investment	5,000	—	—
Asset write down	3,037	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,632	6,729	764
Materials and supplies, prepayments, and other current assets	1,289	(552)	766

Accounts payable and accrued liabilities	(4,379)	(898)	(1,969)
Accrued taxes	(1,345)	1,443	(1,426)
Other	(874)	(652)	(924)

Net cash provided by operating activities	28,449	29,414	26,517

Cash Flows from Investing Activities:
Capital expenditures	(21,406)	(15,729)	(16,156)
Proceeds from sale of property, plant, and equipment	1,050	—	—
Sale (purchase) of marketable securities, net	(6,351)	6,385	—
Investment in LighTrade, Inc.	(5,250)	(320)	—
(Advances to) repayments by Bermuda Digital Communications, Ltd.	—	3,749	278
Other investments	(126)	—	(182)

Net cash used in investing activities	(32,083)	(5,915)	(16,060)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1,916)	(2,395)	(1,998)
Issuance of long-term debt	5,700	—	—
Purchase of common stock	(67)	(300)	(315)
Proceeds from stock option exercise	—	25	170
Distribution to minority shareholders	(3,050)	(3,550)	(2,000)

Dividends paid on common stock	(3,992)	(4,164)	(4,645)

Net cash used in financing activities	(3,325)	(10,384)	(8,788)

Net change in cash and cash equivalents	(6,959)	13,115	1,669
Cash and Cash Equivalents, beginning of year	24,495	17,536	30,651

Cash and Cash Equivalents, end of year	$17,536	$30,651	$32,320

Supplemental Cash Flow Information:
Interest paid	$584	$686	$390

Income taxes paid	$15,902	$12,096	$12,350

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002, and 2003

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service, specialized mobile radio, paging and the wireless cable television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and Internet access and data services in Haiti and which the Company has written down (see Note 3). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets. Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. Call Home Telecom commenced commercial operations in 2002. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2002 and 2003 and the results of operations and cash flows for the three-year period ended December 31, 2003 include the accounts of the Company and its majority-owned subsidiaries. Investments in affiliated entities in which the Company has at least 20% ownership and less than 50% ownership and does not have management control are accounted for using the equity method of accounting. All material intercompany transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2002 and 2003, $5.9 million and $8.7 million, respectively, of the Company’s cash was denominated in the Guyanese dollar. There are no significant restrictions on the Company’s use of this cash or its ability to convert this cash to U.S. dollars.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company classifies marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are based on the specific identification method.

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

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2001, goodwill was amortized using the straight-line method over periods of benefit that did not exceed 12 years. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was taken on goodwill in 2002 or 2003. Goodwill and other indefinite-lived intangible assets are tested for impairment on an annual basis. Additionally, goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of fixed assets and intangible assets in relation to the operating

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Concentrations and Significant Customers

In 2001, 2002, and 2003, revenue from MCI-WorldCom, consisting primarily of international long distance revenues, comprised approximately 47%, 23%, 21%, respectively of total revenue. No other customers accounted for more than 10% of total revenue.

Sources of Supplies

GT&T has selected a single vendor for most of the transmission equipment used in its network. However, if this vendor were unable to meet the Company’s needs, other sources for this equipment exist. The Company believes purchases would be on commensurate terms, and that operating results would not be adversely affected.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Gains and Losses

With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the years ended December 31, 2001, 2002 and 2003, foreign currency (losses) and gains related primarily to buying and selling currency to meet liquidity needs and amounted to ($326,000), ($573,000), and $44,000, respectively. However, the $44,000 gain recorded in 2003 includes losses incurred during 2003 offset by a $1.55 million gain recorded in December as a result of a decline in the value of the Guyana dollar (G$) from G$180 to the U.S. dollar to G$195. This decline resulted in a revaluation of GT&T’s Guyana dollar denominated net liabilities, resulting in the gain.

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

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2002 and 2003 include cash and cash equivalents and debt. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2002 and 2003, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company’s stock options are its only potentially dilutive securities. For the years ended December 31, 2001, 2002, and 2003, dilutive securities were included in the calculation of diluted net income per share.

A reconciliation of basic net income per share to diluted net income per share for the years ended December 31, 2001, 2002, and 2003 is as follows (in thousands, except share data):

	2001			2002			2003
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$9,191	4,987	$1.84	$9,487	5,000	$1.90	$12,244	5,018	$2.44
Dilutive securities:
Stock options	0	26	(0.01)	0	71	(0.03)	0	15	(0.01)

Diluted net income	$9,191	5,013	$1.83	$9,487	5,071	$1.87	$12,244	5,033	$2.43

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Based Compensation

At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2001	2002	2003
Net income:
As reported—basic and diluted	$9,191	$9,487	$12,244
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(129)	(150)	67

Pro forma—basic and diluted	$9,062	$9,337	$12,311

Earnings per share:
As reported—basic	$1.84	$1.90	$2.44

As reported—diluted	$1.83	$1.87	$2.43

Pro forma—basic	$1.82	$1.87	$2.45

Pro forma—diluted	$1.81	$1.84	$2.45

Reclassifications

Reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46 requires identification of our participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. We evaluated our investments and other relationships and concluded that none qualify as a VIE as defined in FIN 46.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. This statement represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that are frequently used in connection with share repurchase programs. This statement is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of July 1, 2003. We adopted the provisions of this standard during 2003 and it had no material impact on our financial position and results from operations.

In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remaining largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

3. ACQUISITIONS

Bermuda Digital Communications, Ltd.

On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2003, the Company had a 44% equity interest in BDC.

The Company has recorded cumulative equity in earnings of $4.8 million. For the years ended December 31, 2001, 2002 and 2003, the Company recorded equity in earnings of BDC of $1,228,000, $1,812,000, and $2,030,000, respectively, which are included in the accompanying consolidated statements of operations as other income (expense). The Company received dividends of $382,000 and $550,000 in 2002 and 2003.

In 1998 and 1999 the Company also provided loans to BDC totaling $3.9 million at Citibank’s prime rate plus 3%. BDC repaid all balances due to the Company under this financing in May of 2002.

In July 2008, BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC shares owned by the Company. Each such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ATN (Haiti) and Transnet

Due to poor operating results, during the fourth quarter of 2001 the Company curtailed operations and funding of ATN (Haiti) and Transnet. At that time, the Company completed a review of the assets of ATN (Haiti) pursuant to SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and wrote the Company’s investment in ATN (Haiti) down to zero. This resulted in an approximate $3.0 million asset write-down (approximately $2.0 million net of tax) in the fourth quarter of 2001. The activities of Haiti and Transnet on the 2002 and 2003 results of operations were insignificant. The Company is exploring strategic alternatives for the use of disposition of the remaining assets.

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

Cobex International Inc. (“Cobex”)

Effective June 20, 2000, Choice Communications acquired the “islands.vi” Internet access business of Cobex, an Internet service provider in the U.S. Virgin Islands, for a consideration of 40,000 shares of ATN common stock and $400,000 in cash. The acquisition added approximately 2,500 subscribers to Choice Communications’ customer base. This acquisition has been accounted for as a purchase in accordance with APB Opinion No. 16. The excess of the cost over the estimated fair value of the net tangible assets acquired amounted to $762,000 and has been allocated between goodwill and other intangible assets (customer lists) in the accompanying consolidated balance sheets.

LighTrade, Inc. (“LighTrade”)

During 2001, the Company acquired a significant minority interest in LighTrade for $5.0 million. LighTrade was a Washington, D.C.-based company in the developmental stage, which was seeking to establish a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications carriers and service providers to interconnect with each other and to help create a public market for trading “bandwidth” (telecommunications transport capacity).

During the first quarter of 2002, LighTrade filed for Chapter 7 bankruptcy protection. The Company does not expect to recover any of this investment in the bankruptcy proceedings and recorded an investment impairment charge of $5.0 million (approximately $3.3 million, net of tax) in 2001. In 2003, the Company recorded a valuation allowance against the $1.75 million capital loss carryforward as it believed it was more likely than not that this loss would not be used in future years to offset taxable income.

In addition the Company made secured loans of $250,000 to LighTrade during 2001 and an additional $320,000 in January 2002. The Company believes these amounts will be recoverable based on the Company’s security interest in certain assets of LighTrade.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. ACCOUNTS RECEIVABLE

As of December 31, 2002 and 2003, accounts receivable consist of the following (in thousands):

	2002	2003
Subscribers, net of allowance for doubtful accounts of $970 and $1,256 in 2002 and 2003, respectively	$4,030	$4,786
Connecting companies, net of allowance for doubtful accounts of $6,967 and $1,912 in 2002 and 2003, respectively	5,686	4,260
Other	271	177

Total accounts receivable, net	$9,987	$9,223

5. FIXED ASSETS

As of December 31, 2002 and 2003, property, plant, and equipment consist of the following (in thousands):

	Useful life	2002	2003
Outside plant	10-15	$36,482	$39,825
Central office equipment	7-10	52,607	59,208
Land and building	40	4,568	4,709
Station equipment	7-15	3,702	4,348
Cable TV, office and internet equipment	5-18	16,599	17,471
Other	3-7	8,115	8,245

Total plant in service		122,073	133,806
Construction in progress		1,259	5,682

Total property, plant, and equipment		$123,332	$139,488

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the requirements of SFAS 142, the Company has performed its required annual impairment test of goodwill and has determined that goodwill is not impaired. The following table reflects net income adjusted to exclude amortization expense recognized in the periods presented related to goodwill:

	(In thousands)
	2001	2002	2003
Net income as reported	$9,191	$9,487	$12,244
Add back goodwill amortization	159	—	—

Adjusted net income	$9,350	$9,487	$12,244

Income per share basic:
As reported	$1.84	$1.90	$2.44
Goodwill amortization	0.03	—	—

Adjusted basic income per share	$1.87	$1.90	$2.44

Income per share diluted:
As reported	$1.83	$1.87	$2.43
Goodwill amortization	0.04	—	—

Adjusted diluted income per share	$1.87	$1.87	$2.43

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

	(In thousands)
	2002		2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
FCC licenses	$801	$533	$811	$635
Customer Lists	300	180	300	240
Non-Compete Agreements	200	104	200	136

Total	$1,301	$817	$1,311	$1,011

Aggregate amortization expense for the year ended December 31, 2003 (in thousands):				$194
Estimated amortization expense:
For the year ended December 31, 2004				$189
For the year ended December 31, 2005				111

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. LONG-TERM DEBT

As of December 31, 2002 and 2003, long-term debt consists of the following (in thousands):

	2002	2003
Notes payable to Northern Telecom International Finance B.V. by GT&T under a $34 million equipment financing agreement (the “GT&T Equipment Loans”)	$1,052	$81
Notes payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $3.2 million equipment financing agreement	2,220	1,387
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	2,317	2,124

	5,589	3,592
Less current portion	1,899	1,081

Total long term debt	$3,690	$2,511

The GT&T Equipment Loans require monthly principal payments plus interest, with outstanding balances maturing in 2004 and 2005. The interest rates on the GT&T Equipment Loans are at fixed rates ranging from 8.82% to 10.32%.

The GT&T Equipment Loans are guaranteed by ATN and collateralized by a pledge of all the GT&T stock owned by ATN and an interest in all net toll revenues due to GT&T from significant carriers. During 2000, Northern Telecom International Finance B.V. (“Northern Telecom”) waived the Company’s requirement to maintain a debt service reserve fund and escrow account. Accordingly, the balance of the debt service reserve fund and escrow account of $3.9 million was used to reduce outstanding borrowings under the notes payable to Northern Telecom.

In August 2001, ATN entered into a $3.2 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2005. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 6.52%. As of December 2003, the interest rate was 7.69% and the weighted average interest rate for 2003 was 7.8%.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of December 2003, the interest rate was 4.53% and the weighted average interest rate for 2003 was 4.64%.

Future maturities of long-term debt at December 31, 2003 are as follows (in thousands):

2004	$1,081
2005	1,180
2006	424
2007	443
2008	464
Thereafter	—

$3,592

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. EQUITY

Common Stock

The Company has paid quarterly dividends on its common stock since January 1999. The following table sets forth the quarterly dividends per share declared by the Company over the past three fiscal years ended December 31, 2003:

	1st	2nd	3rd	4th
2001	$0.20	$0.20	$0.20	$0.20
2002	0.20	0.20	0.225	0.225
2003	0.225	0.225	0.25	0.25

Treasury Stock

In 2001, the Company purchased 4,900 shares of its common stock at an aggregate cost of approximately $67,000 or an average price of $13.67 per share. The Company issued 13,750 shares from treasury pursuant to the exercise of employee stock options.

In 2002, the Company purchased 20,518 shares of its common stock at an aggregate cost of approximately $300,000 or an average price of $14.63 per share. The Company issued 2,500 shares from treasury pursuant to the exercise of employee stock options and an additional 8,997 shares to directors under the board of directors’ remuneration plan.

In 2003, the Company re-issued 66,667 shares of its common stock upon exercise of a stock option by a former employee, and then immediately repurchased them at a net cost of approximately $315,000. The Company reissued 12,500 shares from treasury pursuant to the exercise of employee stock options and an additional 1,817 shares to directors under the board of directors’ remuneration plan

Board of Directors’ Remuneration Plan

Directors who are not officers or employees of the Company have the option under a director’s remuneration plan (“Directors’ Plan”), adopted by the board of directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of Company common stock on a deferred basis. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. Directors’ annual retainers relate to their terms of office that run from one annual stockholders’ meeting to the next. The following table shows for each of the three calendar years the aggregate amounts of annual retainer which participating directors have elected to take in stock units under the Directors Plan and the number of stock units allocated to them under the Plan:

Term of Office	Annual Retainer Paid in Stock Units	Number of Stock Units
2001-2002	$100,000	9,083
2002-2003	$80,000	4,582
2003-2004	$80,000	4,685

Stock Options

In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 250,000 shares of common stock for options to be granted under the Option Plan. The options have terms of ten years and vest ratably over a period of four years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no outstanding options at December 31, 2003.

The following table summarizes stock option activity under the plan:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at December 31, 2000	135,000	$11.79
Granted	25,000	11.01
Forfeited	—	—
Exercised	(13,750)	9.72

Outstanding at December 31, 2001	146,250	11.85
Granted	50,000	13.57
Forfeited	(25,000)	11.01
Exercised	(2,500)	9.625

Outstanding at December 31, 2002	168,750	12.56
Granted	—	—
Forfeited	(89,583)	12.39
Exercised	(79,167)	12.67

Outstanding at December 31, 2003	—	—

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

The Company has elected to continue to account for its Option Plan under APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company’s common stock granted to employees during the years ended December 31, 2001 and 2002 using the Black-Scholes option pricing model, as allowed under SFAS No. 123 and based on the following assumptions:

	2001	2002
Risk free interest rate	3.86%	3.82%
Expected dividend yield	6.00%	5.90%
Expected life (years)	5 years	5 years
Expected volatility	54.0%	47.0%

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. INCOME TAXES

The following is reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2001, 2002, and 2003 (in thousands):

	2001	2002	2003
Tax computed at statutory U.S. federal income tax rates	$9,389	$8,692	$11,108
Guyanese income taxes in excess of statutory U.S. tax rates	3,235	2,387	3,211
Other, net	1,933	1,864	1,690

Income tax expense	$14,557	$12,943	$16,009

The components of income tax expense for the years ended December 31, 2001, 2002, and 2003 are as follows (in thousands):

	2001	2002	2003
Current:
United States	$801	$150	$43
Foreign	12,383	10,406	11,301
Deferred	1,373	2,387	4,665

	$14,557	$12,943	$16,009

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Deferred tax assets:
Temporary differences not currently deductible for tax	$3,386	$1,777
Capital loss carryforward	1,750	1,750
Valuation allowance on capital loss carryforward	—	(1,750)
Foreign tax credit carryforwards	1,588	3,203
Alternative minimum tax credit carryforwards	665	666
Other	193	—

	$7,582	$5,646

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	9,978	11,750
Revenues not recognized for tax purposes	275	76
Other	374	—

	$10,627	$11,826

Net deferred tax liabilities	3,045	6,180
Portion included in current assets	3,161	860

Noncurrent deferred tax liabilities	$6,206	$7,040

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

The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2002 and 2003:

	2002	2003
Discount rate	7.00%	6.25%
Annual salary increase	5.00%	5.00%
Expected long term return on plan assets	8.00%	8.00%

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Projected benefit obligations:
Balance at beginning of year:	$3,929	$4,347
Foreign exchange fluctuations	—	(461)
Service cost	378	363
Interest cost	312	326
Benefits paid	(134)	(159)
Actuarial (gain) loss	(138)	1,104

Balance at end of year	$4,347	$5,520

Plan assets:
Balance at beginning of year:	$3,544	$4,290
Foreign exchange fluctuations	—	(362)
Actual return on plan assets	225	(2)
Company contributions	655	568
Benefits paid	(134)	(159)

Balance at end of year	$4,290	$4,335

The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2002 and 2003 (in thousands):

	2002	2003
Funded status	$(57)	$(1,185)
Unrecognized prior service cost	116	96
Unrecognized net actuarial (gain) loss	1,835	2,924

Prepaid asset recognized in the accompanying consolidated balance sheets	$1,894	$1,835

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2001, 2002, and 2003 (in thousands):

	2001	2002	2003
Service cost	$206	$378	$363
Interest cost	217	312	326
Expected return on plan assets	(268)	(307)	(340)
Recognized net actuarial (gain) loss	5	94	113
Amortization of prior service costs	13	13	13

Net periodic pension cost (income)	$173	$490	$475

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

In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending.

On December 31, 2001, GT&T filed an application with the PUC seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for U.S. Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such permanent rates have been approved. In May 2003, the PUC provided to GT&T a staff report that recommended that the temporary rates currently in effect be made permanent. GT&T responded to the Commission asking for a review of this recommendation because in GT&T’s view the staff of the Commission was not correct in disallowing certain expenditures and assets from the calculation of its rate base. No hearing has yet been called by the Commission to examine GT&T’s response.

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the ground that the IADB is prohibited from lending to a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the ground that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel at the suggestion of the IADB and sustained negotiations have not been held since. (See Litigation).

In early 2000, Inet Communications, Inc., an Internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T’s monopoly. Inet’s motion was struck down for non-appearance of counsel. However, Inet’s counsel has applied for the matter to be restored. The Court has not yet taken action on Inet’s application.

On December 31, 1997, GT&T applied to the PUC for a significant increase in rates for local and outbound international long-distance service so as to enable GT&T to earn a 15% return on its rate base. Effective February 1, 1998, GT&T was awarded an interim increase in rates that represented a substantial increase over the rates in effect during 1997 and earlier years. Subsequently, on March 27, 1998, the PUC reduced the interim rate increase effective in part on April 1, 1998 and in part on May 1, 1998. On October 27, 1998, to reflect changed conditions since December 31, 1997, GT&T filed for an additional rate increase designed to generate $19 million in additional annual revenues over and above the interim rates then in effect. This was further updated on August 31, 2000 to reflect additional proposed revenues of $8.5 million per year. On December 21, 2001 the PUC issued an order denying GT&T any further rate increase and confirming as permanent the interim rates then in effect. GT&T has appealed this PUC decision to the Guyana Court of Appeal, and that appeal is still pending.

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeal, and that appeal is still pending. No stay currently exists against this order.

Litigation

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below for which the Company is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In an action filed in the Territorial Court of the Virgin Islands, Emerging Communications, Inc. (“ECI”) has asserted claims, and the Company has asserted counterclaims, arising out of the “Closing Adjustments” that were to be made when ATN and ECI separated in December 1997. ECI claims that the Company should have paid it $2.88 million, while the Company claims that ECI should have paid it $1.15 million. This case currently is scheduled for trial in 2004. There is also a separate, related action pending in federal court in the Virgin Islands, in which the Company’s chairman is suing ECI’s parent corporation, Innovative Communications Corporation, for approximately $775,000 in pension benefits due following the separation of the Company and ECI. Although the Company and ECI are not parties to the federal court action for pension benefits, ECI closing adjustments suit claims that, if the Chairman’s pension claim for $775,000 is successful, then ATN will be liable to ECI for such amount under an indemnification provision of the separation agreement. Management believes that ECI’s “Closing Adjustment” claims are without merit and that the closing documents reflect no such agreement to indemnify.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has been involved in an arbitration proceeding initiated in 2002 by a former employee of the Company seeking interpretation of an employment agreement, specifically, provisions in the agreement relating to bonus compensation for services related to the acquisition of an equity position in BDC. The issue before the arbitrators was the proper valuation of ATN’s investment in BDC. Early in 2003 the arbitrators adopted ATN’s interpretation of the contract. The determination of the actual bonus amount was submitted to an independent appraiser who concluded that ATN owed the former employee $1,211,000 in bonus compensation. ATN maintained that the appraiser violated certain aspects of the arbitrator’s instructions and sought the arbitrator’s review of the appraiser’s methodology. Early in 2004, the arbitrator reviewed the appraiser’s report and concluded that the appraiser had violated the arbitrator’s instructions and reduced the bonus compensation to $1,028,000. The panel also denied the former employee’s request for interest dating back several years.

LEASE COMMITMENTS AND OTHER OBLIGATIONS

The Company leases approximately 40,000 square feet of office space, and certain tower sites, under non-cancelable operating leases. The Company’s obligation for minimum rentals under these leases is as follows at December 31, 2003:

2004	$300,248
2005	241,638
2006	174,474
2007	155,118
2008	160,878
Thereafter	461,768

Total Obligations Under Operating Leases	$1,494,124

At December 31, 2003, the Company had non-cancelable purchase commitments of approximately $6.8 million. The commitments primarily relate to purchases made by GT&T for cellular and other switching and transmission equipment necessary to enhance GT&T’s network.

12. RELATED-PARTY TRANSACTIONS

In March 2000, Wireless World acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. The Chairman of the Company owned the entire equity interest in Antilles Wireless. See Note 3 for additional information.

During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company’s investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company’s directors after disclosure of the above facts, which were not a factor in the board’s decision to make the investment. In July 2001, the Chairman made an unsecured loan of $500,000 to LighTrade, and the Company made secured loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to secure a $5,000,000 equity investment by an unaffiliated investor. (See Note 3 for additional information.)

13. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unrealized gains and losses on certain investments in marketable securities. The difference between net income and comprehensive income for the years ended December 31, 2001, 2002, and 2003 is detailed in the following table (in thousands):

	2001	2002	2003
Net Income, as reported	$9,191	$9,487	$12,244
Unrealized gain (loss) on marketable securities	62	(62)	—
Foreign currency translation adjustments	366	—	—

Total other comprehensive income (loss)	428	(62)	—
Income tax effect on comprehensive income (loss)	(193)	28	—

Total other comprehensive income, (loss) net of tax	235	(34)	—

Comprehensive income, net of income taxes	$9,426	$9,453	$12,244

14. INDUSTRY SEGMENTS

The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Choice Communications, Radio and Paging which primarily relates to Choice Communications and Call Center which relates to Atlantic Tele-Center, Inc.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. All of the revenues for GT&T were generated in Guyana and are shown in the accompanying consolidated statements of operations as total telephone operating revenues. Total assets for GT&T were approximately $110 million and $117 million as of December 31, 2002 and 2003, respectively. Depreciation expense for the years ended December 31, 2002 and 2003 was approximately $9.0 million and $10.5 million, respectively. For the years ended December 31, 2001, 2002, and 2003, the Internet and Wireless Cable segment, the Radio and Paging segment and the Call Center segment are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as other operations in the accompanying consolidated statements of operations.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2002 and 2003 (in thousands):

	2002 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$15,312	$16,546	$19,660	$19,292
Telephone operating expenses	10,124	10,336	11,579	11,390

Income from telephone operations	5,188	6,210	8,081	7,902
Loss from other operations	(821)	(1,264)	(1,664)	(1,259)
Other income (expense), net	620	872	767	202

Income before income taxes and minority interests	4,987	5,818	7,184	6,845
Income taxes	2,547	3,136	3,674	3,586

Income before minority interests	2,440	2,682	3,510	3,259
Minority interests	(423)	(510)	(764)	(707)

Net income	$2,017	$2,172	$2,746	$2,552

Earnings Per Share (Basic)	$0.40	$0.43	$0.55	$0.51
Earnings Per Share (Diluted)	$0.40	$0.43	$0.54	$0.50

	2003 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$18,115	$19,105	$19,724	$21,921
Telephone operating expenses	10,722	10,584	10,855	12,242

Income from telephone operations	7,393	8,521	8,869	9,679
Loss from other operations	(846)	(1,199)	(1,417)	(2,012)
Other income (expense), net	472	389	731	1,157

Income before income taxes and minority interests	7,019	7,711	8,183	8,824
Income taxes	3,542	3,844	4,219	4,404

Income before minority interests	3,477	3,867	3,964	4,420
Minority interests	(665)	(761)	(831)	(1,227)

Net income	$2,812	$3,106	$3,133	$3,193

Earnings Per Share (Basic)	$0.56	$0.62	$0.62	$0.64
Earnings Per Share (Diluted)	$0.56	$0.62	$0.62	$0.64

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Charge Offs	Balance at End of Period
YEAR ENDED, December 31, 2001
Description:
Allowance for doubtful accounts	$3,363	$2,258	$390	$5,231

YEAR ENDED, December 31, 2002
Description:
Allowance for doubtful accounts	$5,231	$2,808	$102	$7,937

YEAR ENDED, December 31, 2003
Description:
Allowance for doubtful accounts	$7,937	$2,642	$7,411	$3,168