Form 10-Q
period 2004-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2004-05-17
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19551

Atlantic Tele-Network, Inc.

(exact name of issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-072886 (I.R.S. Employer Identification Number)

9719 Estate Thomas

St. Thomas, U.S. Virgin Islands 00802

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

As of April 30, 2004, the registrant had outstanding 5,011,024 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

MARCH 31, 2004

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” with the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are or may be forward-looking statements. The forward-looking statements contained in this quarterly report reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are further discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the other sections referred to therein.

PART I FINANCIAL INFORMATION

ITEM 1	Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2003	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$32,320	$33,167
Accounts receivable, net of allowance of $3,168 and $2,144 at December 31, 2003 and March 31, 2004, respectively	9,223	10,288
Materials and supplies	3,624	3,961
Prepayments and other current assets	2,018	2,871

Total current assets	47,185	50,287

FIXED ASSETS:
Property, plant, and equipment	139,488	143,140
Less accumulated depreciation	(48,498)	(52,176)

Net fixed assets	90,990	90,964

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	300	250
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	7,515	7,686
OTHER ASSETS	4,390	4,455

Total assets	$151,973	$155,235

CURRENT LIABILITIES:
Current portion of long-term debt	$1,081	$1,169
Accounts payable and accrued liabilities	8,125	8,312
Dividends payable	1,271	1,273
Accrued taxes	6,352	8,317
Advance payments and deposits	2,691	2,481
Other current liabilities	1,143	882

Total current liabilities	20,663	22,434

DEFERRED INCOME TAXES	7,040	6,544

LONG-TERM DEBT, excluding current portion	2,511	2,132

OTHER LONG-TERM LIABILITIES	420	—

Total liabilities	30,634	31,110

MINORITY INTERESTS	19,808	20,701

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,000,673 and 5,011,024 shares outstanding on December 31, 2003 and March 31, 2004, respectively.	52	52
Treasury stock, at cost	(1,839)	(1,713)
Additional paid-in capital	56,019	55,893
Retained earnings	47,299	49,192

Total stockholders’ equity	101,531	103,424

Total liabilities and stockholders’ equity	$151,973	$155,235

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

(Dollars in thousands, except per share amounts)

	For the Three Months Ended, March 31,
	2003	2004
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$9,211	$10,668
Local exchange service revenues	8,041	7,810
Other revenues	863	905

Total telephone operating revenues	18,115	19,383

Operating expenses:
International long-distance expenses	1,840	1,380
Telephone operating expenses	7,219	8,033
General and administrative expenses	1,663	1,638

Total telephone operating expenses	10,722	11,051

Income from telephone operations	7,393	8,332

OTHER OPERATIONS:
Revenues of other operations	1,262	1,287
Expenses of other operations	2,108	2,527

Loss from other operations	(846)	(1,240)

OTHER INCOME (EXPENSE):
Interest expense	(99)	(53)
Interest income	138	124
Equity in earnings of Bermuda Digital Communications, Ltd.	542	497
Other income (expense), net	(109)	1,182

Other income (expense), net	472	1,750

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	7,019	8,842
INCOME TAXES	3,542	4,804

INCOME BEFORE MINORITY INTERESTS	3,477	4,038
MINORITY INTERESTS	(665)	(893)

NET INCOME	$2,812	$3,145

NET INCOME PER SHARE:
Basic	$0.56	$0.63

Diluted	$0.56	$0.63

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	4,998	5,024

Diluted	5,049	5,024

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.225	$0.25

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended, March 31,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,812	$3,145
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,963	3,728
Deferred income taxes	2,716	(496)
Minority interests	665	893
Equity in earnings of Bermuda Digital Communications, LTD	(542)	(497)
Changes in operating assets and liabilities:
Accounts receivable, net	1,758	(1,065)
Materials and supplies, prepayments, and other current assets	(728)	(1,190)
Accounts payable and accrued liabilities	(869)	(233)
Accrued taxes	(852)	1,965
Other	(393)	(536)

Net cash provided by operating activities	$7,530	$5,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,398)	(3,652)
(Advances to) repayments by Bermuda Digital Communications, Ltd.	(45)	326

Net cash used in investing activities	(1,443)	(3,326)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(574)	(291)
Net cash from stock option exercise and repurchase of common stock	(315)	—
Distribution to minority shareholders	(1,000)	—
Dividends paid on common stock	(1,141)	(1,250)

Net cash used in financing activities	(3,030)	(1,541)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,057	847
CASH AND CASH EQUIVALENTS, beginning of the period	30,651	32,320

CASH AND CASH EQUIVALENTS, end of the period	$33,708	$33,167

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the Internet service, specialized mobile radio, paging and the wireless cable television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and Internet access and data services in Haiti and which the Company has written down. Atlantic Tele-Center, Inc. (ATC), a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets. Atlantic Tele-Sat (“ATS”), a wholly owned subsidiary of ATC, provides satellite based internet, intranet and VPN solutions to the Caribbean, Central and South America and was acquired in February 2004. Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues.

2. BASIS OF PRESENTATION

The condensed consolidated balance sheet of ATN and subsidiaries at December 31, 2003 has been taken from the audited financial statements at that date. All of the other accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC.

Reclassifications have been made to the prior year condensed consolidated financial statements to conform to the current year presentation.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

A reconciliation of basic net income per share to diluted net income per share for the three month periods ended March 31, 2003 and March 31, 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$2,812	4,998	$0.56	$3,145	5,024	$0.63
Dilutive securities:
Stock options	$0	51	$0.00	$0	—	$0.00

Diluted net income	$2,812	5,049	$0.56	$3,145	5,024	$0.63

5. SEGMENT REPORTING

The Company manages and evaluates its operations in four reportable segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable which relates to Choice Communications, Call Center which relates to Atlantic Tele-Center, Inc., and Collect Calling which relates to Call Home Telecom. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC. Total assets for Telephone Operations (GT&T) were approximately $117.3 million and $115.2 million as of December 31, 2003 and March 31, 2004, respectively. Total assets for Internet and Wireless Cable (Choice) were approximately $14.6 million and $14.8 million as of December 31, 2003 and March 31, 2004, respectively. For the three months ended March 31, 2003 and March 31, 2004, the Call Center and Collect Calling segments are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” and are reported as part of other operations in the accompanying consolidated statements of operations.

The following table provides information for each operating segment:

	For the Three Months Ended March 31,
	2003	2004
Telephone operations:
External revenues	$18,115	$19,383
Intersegment revenues	—	—

Total segment revenues	18,115	19,383
Segment operating income	7,968	8,807
Segment net income	4,050	5,173
Depreciation and amortization	2,500	3,114
Interest income	84	87
Interest expense	20	2
Income tax expense	2,971	3,789

Internet and wireless cable:
External revenues	$961	$1,241
Intersegment revenues	—	—

Total segment revenues	961	1,241
Segment operating loss	(657)	(865)
Segment net loss	(859)	(1,127)
Depreciation and amortization	298	441
Interest income	—	—
Interest expense	202	261
Income tax expense	—	—

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months Ended March 31,
	2003	2004
Operating revenues:
Total reportable segments	$19,076	$20,624
Revenues from other operations	301	46

Total consolidated	$19,377	$20,670

Operating income:
Total reportable segments	$7,311	$7,942
Other operations	(271)	(457)
Corporate & eliminations	(493)	(393)

Total consolidated	$6,547	$7,092

Net Income:
Total reportable segments	$3,191	$4,046
Other operations	(299)	(457)
Minority interest	(665)	(893)
Equity in earnings of BDC	542	497
Interest expense, net	(25)	(14)
Corporate, eliminations and other	68	(34)

Total consolidated	$2,812	$3,145

	December 31, 2003	December 31, 2004
Total Assets:
Total reportable segments	$131,917	$130,015
Other operations	2,437	2,821
Investment in and advances to Bermuda Digital Communications	7,515	7,686
Corporate, eliminations and other	10,104	14,713

Total consolidated	$151,973	$155,235

Reconciling items are transactions or events that are included in the reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. The segment operating income from the telephone operations segment differs from the telephone operations as shown on the statement of operations due to the inclusion of corporate general and administrative expenses and the elimination of inter-company management fees.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. First, FIN 46R requires identification of the Company’s participation in variable interest entities (“VIE”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then, for entities identified as VIE, FIN 46R sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46R also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. The Company evaluated its investments and other relationships and concluded that none qualify as a VIE as defined in FIN 46R.

In December 2003, the Securities and Exchange Commission issued SAB No. 104, “Revenue Recognition,” which supercedes SAB 101, “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” The guidance contained in SAB 104 reflects the issuance of EITF 00-21, but the revenue recognition principles remain largely unchanged. As we have already incorporated EITF 00-21 and SAB 101 into our revenue recognition policies, the adoption of SAB 104 did not have a significant impact on our financial statements.

In December 2003, the FASB revised SFAS No. 132, ”Employers Disclosures about Pensions and Other Postretirement Benefits.” It requires additional disclosures to those in the original SFAS No. 132 about the plan assets, benefit obligations, cash flows, and net periodic benefit cost of defined benefit plans and other postretirement benefit plans. The interim period disclosures required under this statement are effective for interim periods beginning after December 15, 2003 and are presented in footnote 9.

7. ACCOUNTING FOR STOCK BASED COMPENSATION

At March 31, 2004, the Company continued to account for its stock-based compensation plan, which was described fully in the Company’s 2003 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months March 31,
	2003	2004
Net income:
As reported—basic and diluted	$2,812	$3,145
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(41)	—

Pro forma—basic and diluted	$2,771	$3,145

Earnings per share:
As reported—basic	$0.56	$0.63
As reported—diluted	$0.56	$0.63

Pro forma—basic	$0.55	$0.63
Pro forma—diluted	$0.55	$0.63

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

By complaint filed with the PUC and dated February 27, 2004, Celstar Guyana Inc. (CSG), a new competitor to GT&T in the cellular mobile radio business, sought an order of the PUC instructing GT&T to proceed to interconnect CSG on such terms as the PUC may require, in spite of the existence of an interconnection agreement between the parties dated April 4, 2003. GT&T suspended dealings with the de facto managers of CSG in respect of that agreement after being notified of the existence of litigation first in Florida and then Guyana, by another company, Celstar Caribbean Inc., which asserted a competing right to own, control or represent CSG. The PUC has indicated its intention to seek the opinion of the Guyana Court of Appeal as to whether the PUC has jurisdiction to adjudicate in the matter, and is proceeding to do so.

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

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

Government. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the grounds that the IADB is prohibited from lending to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the grounds that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel at the suggestion of the IADB and sustained negotiations have not been held since. (See Litigation).

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

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed several years ago.

GT&T is contesting income tax assessments of approximately $8.3 million that it has received from the commissioner of Inland Revenue for the years 1991—1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. GT&T has received assessments for the years 1997—2000 in the aggregate amount of approximately $7.4 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court’s decision.

In November 1997, GT&T received assessments of the current equivalent of approximately $11 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T’s understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court’s order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Trade Minister and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T’s application. The issues involved in these matters are part of the negotiations referred to above between GT&T and the Government of Guyana and its tax representatives.

Should GT&T be held liable for any of the above tax liabilities the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T’s return on investment to less than 15% per annum for the relevant periods.

In an action filed in the Territorial Court of the Virgin Islands, Emerging Communications, Inc. (“ECI”) has asserted claims, and the Company has asserted counterclaims, arising out of the “Closing Adjustments” that were to be made when ATN and ECI separated in December 1997. ECI claims that the Company should have paid it $2.88 million, while the Company claims that ECI should have paid it $1.15 million. This case currently is scheduled for trial in 2004. There is also a separate, related action pending in federal court in the Virgin Islands, in which the Company’s chairman is suing ECI’s parent corporation, Innovative Communications Corporation, for approximately $775,000 in pension benefits due following the separation of the Company and ECI. Although the Company and ECI are not parties to the federal court action for pension benefits, the ECI closing adjustments suit claims that, if the Chairman’s pension claim for $775,000 is successful, then ATN will be liable to ECI for such amount under an indemnification provision of the separation agreement. Management believes that ECI’s closing adjustment claims are without merit and that the closing documents reflect no such agreement to indemnify.

The Company has been involved in an arbitration proceeding initiated in 2002 by a former employee of the Company seeking interpretation of employment and acquisition agreement provisions regarding bonus compensation for services related to the Company’s acquisition of an equity position in BDC. The issue before the arbitrators was the proper valuation of ATN’s investment in BDC. Early in 2003 the arbitrators adopted ATN’s interpretation of the contract. The determination of the actual bonus amount was submitted to an independent appraiser who concluded that ATN owed the former employee $1,211,000 in bonus compensation. ATN maintained that the appraiser violated certain aspects of the arbitrator’s instructions and sought the arbitrator’s review of the appraiser’s methodology. Early in 2004, the arbitrator reviewed the appraiser’s report and concluded that the appraiser had violated the arbitrator’s instructions and reduced the bonus compensation to $1,028,000. The panel also denied the former employee’s request for interest dating back several years. The Company expects the final settlement to be approximately equal to $1,028,000 and expects to render payment during the second quarter of 2004.

Lease Commitments and Other Obligations

The Company leases approximately 40,000 square feet of office space, and certain tower sites, under non-cancelable operating leases. The Company’s obligation for minimum rentals under these leases is approximately $300,000, $242,000, $174,000, $155,000, $161,000 in 2004 through 2008 and $462,000 thereafter.

At March 31, 2004, the Company had non-cancelable purchase commitments of approximately $6.0 million. The commitments primarily relate to purchases made by GT&T for cellular and other switching and transmission equipment necessary to enhance GT&T’s network.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2004

9. RETIREMENT PLANS

The following details pension costs accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Components of net periodic benefit costs for the three months ended March 31 were as follows:

	Pension Benefits
	2003	2004
Service cost	$91	$99
Interest cost	81	81
Expected return on plan assets	(85)	(93)
Amortization of:
Prior service cost	3	3
Net loss	28	34

Net periodic benefit cost (income)	$118	$124

Key assumptions:

Measurement date	12/31/02	12/31/03
Discount rate	7.0%	6.25%
Salary scale	5.0%	5.0%
Expected return on assets	8.0%	8.0%

Employer Contributions

For the quarter ended March 31, 2004 we made contributions of $1,012,175 to our pension plans and anticipate additional funding for the remainder of 2004 of approximately $195,000.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Some of the statements in the discussion are “Forward Looking Statements” and are thus prospective. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

OVERVIEW

Atlantic Tele-Network, Inc. is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”) is the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991.

•	Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice”) is wholly owned by the Company. Choice Communications is the largest Internet access service provider in the U.S. Virgin Islands and also provides wireless cable television services, wireless Digital Subscribers Line (DSL) services and certain other communications services. Choice acquired its Internet business in 1999 and its television business in 2000.

•	Atlantic Tele-Center, Inc. (“ATC”) is a wholly-owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States. In early 2004, ATC acquired a small early stage start-up business, Atlantic Tele-Sat (“ATS”) that provides very small aperture terminal (“VSAT”) satellite based Internet and VPN solutions to the Caribbean and Central and South America.

•	Bermuda Digital Communications, Ltd. (“BDC”) is the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One.” The Company acquired a 30% interest in BDC in 1998 and currently holds a 44% interest in BDC.

•	ATN (Haiti) S.A. and Transnet, S.A. have provided dispatch radio, paging, Internet access and data transmission services in Haiti. During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations and funding of both of these entities and is exploring strategic alternatives for the use or disposition of the remaining assets, including support of ATC’s new VSAT Internet business.

•	Call Home Telecom, LLC, (“CHT”) is a wholly-owned subsidiary established in 2002 in the U.S. Virgin Islands to provide United States distribution and termination of international outbound collect calls from Guyana.

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

Published reports have indicated that CSG, a new competitor to GT&T in the cellular mobile radio business, intends to commence commercial service during 2004 and has substantially completed the initial build out of a network based on the GSM standard. Although GT&T signed an interconnection agreement with CSG in April 2003, GT&T has yet to physically interconnect to CSG’s network due to a dispute raised by a party that claims title to the CSG cellular license (see Note 8—Regulatory Matters).

Revenues and expenses from the Company’s other wholly- or majority-owned subsidiaries are shown in the Company’s condensed consolidated statements of operations as other operations. Other operations revenues and expenses include the results of Choice Communications, Atlantic Tele-Center, and Call Home Telecom.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2004

Net income for the three months ended March 31, 2004 was $3.1 million, or $0.63 per share basic and diluted as compared to $2.8 million, or $0.56 per share basic and diluted, for the quarter ended March 31, 2003 an increase of 12%.

Telephone operating revenues for the quarter ending March 31, 2004 were $19.4 million as compared to $18.1 million for the same period of 2003, an increase of $1.3 million, or 7%. The increase in telephone operating revenues was principally attributable to a $1.5 million or 16% increase in international long distance revenues, reflecting an increased volume of traffic at GT&T although lower revenue per minute. Local exchange service revenues were $7.8 million for the quarter ended March 31, 2004, as compared to $8.1 million for the same period of 2003, a decrease of $231,000, or 3%. GT&T’s cellular subscribers increased by 32% from 92,756 at March 31, 2003, to 122,862 at March 31, 2004 and wireline subscribers (access lines) increased by 7% to 93,520 during the comparable period. While the increased lines and handsets in service led to an increase in international long distance traffic and revenues, a 14% decline in the value of the Guyana dollar during the quarter ended March 31, 2004, compared to the corresponding period of 2003, adversely impacted our local exchange service revenues which are billed and paid in the local currency.

Total telephone operating expenses were $11.1 million for the quarter ended March 31, 2004 as compared to $10.7 million for the comparable period of 2003, an increase of $329,000 or 3%. The large increase in lines and cellular subscribers led to an 11% increase in telephone operating expenses, despite the decline in value of the Guyana dollar. This increased expense was partially offset by a 25% decline in international long distance expenses resulting from lower average outbound termination rates.

Income from telephone operations increased to $8.3 million for the three months ended March 31, 2004 as compared to $7.4 million for the corresponding period of 2003. This represents an increase of $939,000, or 13% over the corresponding period of the prior year. This increase is a result of the factors affecting revenues and operating expenses discussed above.

Losses from other operations comprised of Choice Communications, ATC, CHT and ATS were $1.2 million for the quarter ended March 31, 2004 as compared to $846,000 for the corresponding quarter or 2003, an increase of $394,000. The widening loss on other operations was primarily due to an increase in expenses at Choice, particularly increased sales expenses and depreciation expense, despite a 29% increase in revenues. Management was able to cut call center expenses at ATC compared to the comparable quarter last year, but the results for first quarter of 2004 also include start up expenses associated with ATS and a reduction in revenue at Call Home Telecom of approximately $246,000 that adversely impacted results.

Equity in the earnings of Bermuda Digital Communications, the Company’s cellular operator in Bermuda, was $497,000 for the three months ended March 31, 2004, an 8% decline compared to the three months ended March 31, 2003. The decrease in earnings primarily reflects increased administrative, depreciation and marketing costs associated with the increase in subscribers and increased competition. BDC’s Cellular subscribers increased 6% from 16,608 at March 31, 2003 to 17,614 at March 31, 2004 but have declined by 1% since December 31, 2003 due to increased competition.

Other income, excluding the effect of the Company’s earnings in BDC, was $1.25 million in the first quarter of 2004, compared to a loss of $70,000 in the first quarter of 2003. The increase was primarily attributable to a foreign exchange loss of $291,000 recorded during the quarter ended March 31, 2003 compared to a gain of $945,000 in the quarter ended March 31, 2004. The improvement resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities resulting in a gain.

The effective tax rate for the three months ended March 31, 2004 and March 31, 2003 was 54% and 51% respectively. The increase in the effective tax rate is principally due to a valuation allowance provided against certain tax assets, which were generated by the operations of various business segments.

Minority interest in earnings consists primarily of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See note 11 to our Consolidated Financial Statements included in the our 2003 Annual Report on Form 10-K, as filed with the SEC and note 8 to the Condensed Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of March 31, 2004, the Company had $33.2 million in cash and cash equivalents. This represents an increase of $847,000 compared to December 31, 2003. Cash provided by operating activities was $5.7 million for the three months ended March 31, 2004 compared to $7.5 million for the first three months of 2003. The principal uses of cash during the three months ended March 31, 2004 were $3.6 million for capital expenditures, $1.25 million for dividends paid to shareholders of the Company’s common stock, and $291,000 for principal reduction on long-term debt.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. The Company is awaiting final documentation to complete the pledge, which would allow the Company to access the $10 million portion of the line. As of March 31, 2004 the Company had drawn approximately $148,000 against this facility.

The Company believes its existing cash balances and other capital resources, including the $15.3 million credit facility, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 8 to the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of March 31, 2004, approximately $8.4 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

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

The Company anticipates making capital expenditures on existing businesses of approximately $14 to $20 million during fiscal 2004, for, among other things, installation of a GSM overlay system in Guyana, wireline and cellular expansion, a new billing system for GT&T and coverage and service expansions at Choice Communications. Additionally the Company expects to spend approximately $1.0 million during the quarter ended June 30, 2004 to settle a claim related to an employment and acquisition agreement (See Note 8 to the Condensed Consolidated Financial Statements filed as part of this Form 10-Q).

Inflation

The effect of inflation on the Company’s financial results has not been significant in the periods presented.

Item 3	Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures continue to be transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. The market for buyers and sellers of the Guyana dollar is small and therefore large purchases or sales of the Guyana dollar by GT&T may be made at prices that differ from publicly quoted exchange rates. In translating its Guyana dollar revenues, expenses, and balance sheet items from Guyana dollars to U.S. dollars, GT&T endeavors to use rates that reflect its actual experience in the foreign exchange market. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and was trading near $205 at March 31, 2004. During the quarter ended March 31, 2004 the devaluation resulted in the recording of a foreign exchange gain of $924,000, as the value of GT&T’s Guyana dollar net liabilities was reduced resulting in a gain. Additionally, the decline in the value of the Guyana dollar caused GT&T’s local exchange service revenues, which are billed and paid in Guyana dollars, to decline by 3% despite strong growth in subscribers. The decline in local exchange service revenues was offset by corresponding reductions in the value of local operating costs in Guyana, which are also paid in Guyana dollars and declined in real terms before accounting for the costs associated with increased subscribers.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. However, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future.

Item 4	Controls and Procedures

Evaluation of disclosure controls and procedures. Company management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the first fiscal quarter of the year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable

Item 2.	Changes in Securities

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 15, 2004, the Company filed a Form 8-K containing a press release announcing the Company’s financial results for the quarter and fiscal year ended December 31, 2003.

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 17, 2004	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: May 17, 2004	/s/ Michael T. Prior
Chief Financial Officer and Treasurer