Form 10-Q
period 2004-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2004-08-16
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

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

As of July 31, 2004, the registrant had outstanding 5,014,567 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

JUNE 30, 2004

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

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2003	June 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$32,320	$40,761
Accounts receivable, net of allowance of $3,168 and $2,324 at December 31, 2003 and June 30, 2004, respectively	9,223	6,949
Materials and supplies	3,624	4,197
Prepayments and other current assets	2,018	2,756

Total current assets	47,185	54,663

FIXED ASSETS:
Property, plant, and equipment	139,488	146,999
Less accumulated depreciation	(48,498)	(55,908)

Net fixed assets	90,990	91,091

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	300	199
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	7,515	8,244
OTHER ASSETS	4,390	4,411

Total assets	$151,973	$160,201

CURRENT LIABILITIES:
Current portion of long-term debt	$1,081	$1,182
Accounts payable and accrued liabilities	8,125	6,771
Dividends payable	1,271	1,274
Accrued taxes	6,352	8,201
Advance payments and deposits	2,691	2,774
Other current liabilities	1,143	916

Total current liabilities	20,663	21,118
DEFERRED INCOME TAXES	7,040	6,987
LONG-TERM DEBT, excluding current portion	2,511	4,836
OTHER LONG-TERM LIABILITIES	420	—

Total liabilities	30,634	32,941

MINORITY INTERESTS	19,808	21,640

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,000,673 and 5,011,024 shares outstanding on December 31, 2003 and June 30, 2004, respectively	52	52
Treasury stock, at cost	(1,839)	(1,713)
Additional paid-in capital	56,019	55,953
Retained earnings	47,299	51,328

Total stockholders’ equity	101,531	105,620

Total liabilities and stockholders’ equity	$151,973	$160,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$10,131	$11,274	$19,342	$21,942
Local exchange service revenues	8,218	8,242	16,259	16,052
Other revenues	756	990	1,619	1,895

Total telephone operating revenues	19,105	20,506	37,220	39,889

Operating expenses:
International long-distance expenses	1,936	1,256	3,776	2,636
Telephone operating expenses	7,005	7,559	14,224	15,592
General and administrative expenses	1,643	1,423	3,306	3,061

Total telephone operating expenses	10,584	10,238	21,306	21,289

Income from telephone operations	8,521	10,268	15,914	18,600

OTHER OPERATIONS:
Revenues of other operations	1,016	1,322	2,278	2,609
Expenses of other operations	2,215	2,990	4,323	5,517

Loss from other operations	(1,199)	(1,668)	(2,045)	(2,908)

OTHER INCOME (EXPENSE):
Interest expense	(73)	(50)	(172)	(103)
Interest income	126	111	264	235
Equity in earnings of Bermuda Digital Communications, Ltd.	574	690	1,116	1,187
Other	(238)	336	(347)	1,518

Other income, net	389	1,087	861	2,837

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	7,711	9,687	14,730	18,529
INCOME TAXES	3,844	5,359	7,386	10,163

INCOME BEFORE MINORITY INTERESTS	3,867	4,328	7,344	8,366
MINORITY INTERESTS	(761)	(939)	(1,426)	(1,832)

NET INCOME	$3,106	$3,389	$5,918	$6,534

NET INCOME PER SHARE:
Basic	$0.62	$0.67	$1.18	$1.30

Diluted	$0.62	$0.67	$1.17	$1.30

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,016	5,025	5,012	5,025

Diluted	5,016	5,025	5,042	5,025

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.225	$0.25	$0.45	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2004

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended, June 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,918	$6,534
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,943	7,511
Deferred income taxes	5,479	(53)
Minority interests	1,426	1,832
Equity in earnings of Bermuda Digital Communications, Ltd.	(1,116)	(1,187)
Changes in operating assets and liabilities:
Accounts receivable, net	1,048	2,274
Materials and supplies, prepayments, and other current assets	(3,098)	(1,311)
Accounts payable and accrued liabilities	(1,113)	(1,774)
Accrued taxes	(1,711)	1,849
Other	(439)	(165)

Net cash provided by operating activities	$12,337	$15,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,346)	(7,511)
(Advances to) repayments by Bermuda Digital Communications, Ltd.	205	458

Net cash used in investing activities	(4,141)	(7,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	3,000
Repayment of long-term debt	(1,154)	(574)
Proceeds from stock option exercise	170	60
Purchase of common stock	(315)	—
Distribution to minority shareholders	(2,000)	—
Dividends paid on common stock	(2,270)	(2,502)

Net cash used in financing activities	(5,569)	(16)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,627	8,441
CASH AND CASH EQUIVALENTS, beginning of the period	30,651	32,320

CASH AND CASH EQUIVALENTS, end of the period	$33,278	$40,761

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, wireless cable television, specialized mobile radio, and paging businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (formerly Digicom S.A.) and an 80% interest in Transnet, S.A., Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and internet access and data services in Haiti and which the Company has written down. Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets, and provides satellite based internet, intranet and VPN solutions to the Caribbean, Central and South America through its Atlantic Tele-Satellite business (acquired in February 2004.) Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

A reconciliation of basic net income per share to diluted net income per share for the three and six-month periods ended June 30, 2003 and 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended June 30,
	2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$3,106	5,016	$0.62	$3,389	5,025	$0.67
Dilutive securities:
Stock options	$—	—	$—	$—	—	$—

Diluted net income	$3,106	5,016	$0.62	$3,389	5,025	$0.67

	For the Six Months Ended June 30,
	2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$5,918	5,012	$1.18	$6,534	5,025	$1.30
Dilutive securities:
Stock options	$—	30	$0.01	$—	—	$—

Diluted net income	$5,918	5,042	$1.17	$6,534	5,025	$1.30

5. SEGMENT REPORTING

The Company manages and evaluates its operations in six segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable Television which relates to Choice Communications, Cellular which relates to BDC, Call Center which relates to Atlantic Tele-Center, Inc., Collect Calling which relates to Call Home Telecom, and Corporate Operations which relates to ATN, Inc. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC. For the three and six months ended June 30, 2003 and 2004, the Call Center, Collect Calling, Cellular, and Corporate Operations segments are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Results for the Corporate Operations segment are reported as a part of Telephone Operations under general and administrative expenses, results for the Internet and Wireless Cable Television, Call Center and Collect Calling segments are reported as part of other operations, and results for the Cellular segment are reported as part of other income in the accompanying consolidated statements of operations. We own an approximate 44% interest in BDC, a Bermuda corporation. We account for the investment under the equity method. For management purposes we evaluate our Cellular segment based on our proportionate share of BDC’s results, accordingly, results for our Cellular segment reflect the proportional consolidation of 44% of BDC’s results.

The following table provides information for each operating segment:

In thousands ($000’s)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Telephone operations:
External revenues	$19,105	$20,506	$37,220	$39,889
Intersegment revenues	—	—	—	—

Total segment revenues	19,105	20,506	37,220	39,889
Segment operating income	9,018	10,461	16,986	19,268
Segment net income	4,528	5,396	8,578	10,569
Depreciation and amortization	2,541	3,146	5,041	6,258
Interest income	78	84	162	171
Interest expense	13	1	33	3
Income tax expense	4,088	5,164	7,780	9,829

Internet and wireless cable television:
External revenues	$992	$1,265	$1,953	$2,506
Intersegment revenues	—	—	—	—

Total segment revenues	992	1,265	1,953	2,506
Segment operating loss	(675)	(1,235)	(1,332)	(2,100)
Segment net loss	(888)	(1,506)	(1,747)	(2,633)
Depreciation and amortization	309	457	607	898
Interest income	—	—	—	—
Interest expense	213	276	415	537
Income tax expense	—	—	—	—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

Reconciliation to Consolidated Financial Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Operating revenues:
Total reportable segments	$20,097	$21,771	$39,173	$42,395
Revenues from other operations	2,022	2,767	4,218	4,911
BDC proportional consolidation	(1,998)	(2,710)	(3,893)	(4,808)

Total consolidated	$20,121	$21,828	$39,498	$42,498

Operating income:
Total reportable segments	$8,343	$9,226	$15,654	$17,168
Other operations	(197)	384	(208)	279
BDC proportional consolidation	(602)	(697)	(1,173)	(1,204)
Eliminations and adjustments	(223)	(314)	(405)	(552)

Total consolidated	$7,321	$8,599	$13,868	$15,691

Net income:
Total reportable segments	$3,640	$3,890	$6,831	$7,936
Other operations	227	438	513	430
Eliminations and adjustments	(761)	(939)	(1,426)	(1,832)

Total consolidated	$3,106	$3,389	$5,918	$6,534

	December 31, 2003	June 30, 2004
Total Assets:
Telephone operations	$117,308	$120,856
Internet and wireless cable television	14,609	15,444
Other operations	26,721	30,648
BDC proportional consolidation	(6,665)	(6,747)

Total consolidated	$151,973	$160,201

Reconciling items are transactions or events that are included in the reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. The segment operating income from the telephone operations segment differs from the telephone operations as shown on the statement of operations due to the inclusion in the statement of operations, of corporate general and administrative expenses, and the elimination of inter-company management fees.

6. ACCOUNTING FOR STOCK BASED COMPENSATION

At June 30, 2004, the Company continued to account for its stock-based compensation plan, which was described fully in the Company’s 2003 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock- based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In thousands ($000’s) except per share data	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Net income:
As reported—basic and diluted	$3,106	$3,389	$5,918	$6,534
Total stock based employee compensation benefit (expense) determined under fair value based method for all awards, net of related tax effects	100	—	67	—

Pro forma—basic and diluted	$3,206	$3,389	$5,985	$6,534

Earnings per share:
As reported—basic	$0.62	$0.67	$1.18	$1.30
As reported—diluted	$0.62	$0.67	$1.17	$1.30
Pro forma—basic	$0.62	$0.67	$1.19	$1.30
Pro forma—diluted	$0.62	$0.67	$1.19	$1.30

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

7. CONTINGENCIES AND COMMITMENTS

Regulatory Matters

GT&T is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission (“PUC”) Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991, and because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

On May 28, 2004, the National Frequency Management Unit (“NFMU”) of the Government of Guyana sent GT&T a letter advising GT&T to put on hold its plans to implement its GSM system while the Government is reviewing its spectrum allocation policies. The company believes that the NFMU action is without merit. GT&T is in ongoing discussions with the Government on this issue and expects it to be resolved favorably in the third quarter of 2004.

By complaint filed with the PUC and dated February 27, 2004, Celstar Guyana Inc. (“CSG”), a new competitor to GT&T in the cellular mobile radio business, sought an order of the PUC instructing GT&T to proceed to interconnect CSG on such terms as the PUC may require, in spite of the existence of an interconnection agreement between the parties dated April 4, 2003. GT&T suspended dealings with the de facto managers of CSG in respect of that agreement after being notified of the existence of litigation first in Florida and then Guyana, by another company, Celstar Caribbean Inc. (“Celstar Caribbean”), which asserted a competing right to own, control or represent CSG. The PUC sought the opinion of the Guyana Court of Appeals as to whether the PUC has jurisdiction to adjudicate in the matter.

On July 29, 2004, the Guyana Court of Appeals held that the PUC is to investigate the merits of ordering interconnection between CSG and GT&T and whether such an order would be in the public interest. However, the decision stated that the PUC has no authority to either pronounce upon or enforce the private interconnection contract between CSG and GT&T. As a result, the PUC would have to hold hearings between CSG and GT&T to determine and order a new interconnection agreement that would replace the interconnection agreement of April 2003. The Court indicated, however, that the PUC does not have authority to order an interim interconnection agreement. The PUC has scheduled a hearing in the third quarter of 2004.

GT&T and CSG have negotiated an agreement to implement the April 2003, interconnection agreement and to waive any monetary claims each may have against the other arising from the suspension of interconnection undertaken by GT&T as a result of the CSG/Celstar Caribbean litigation. If the High Court of Guyana approves the negotiated agreement, it would make redundant the PUC’s interconnection investigation and hearing and the parties could proceed to interconnect pursuant to the April 2003 agreement between GT&T and CSG. The PUC has delayed the hearings until the end of September 2004, which would permit the High Court to release its decision and the parties to implement the consent agreement for interconnection between CSG and GT&T.

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

On December 31, 2001, GT&T filed an application with the PUC seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for U.S.–Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such permanent rates have been approved. In May 2003, the PUC provided to GT&T a staff report that recommended that the temporary rates currently in effect be made permanent. GT&T responded to the Commission asking for a review of this recommendation because in GT&T’s view the staff of the Commission was not correct in disallowing certain expenditures and assets from the calculation of its rate base. No hearing has yet been called by the Commission to examine GT&T’s response.

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. The Company believes that the termination of the monopoly provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the grounds that the IADB is prohibited from lending to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

IADB on the grounds that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel and sustained negotiations have not been held since. (See Litigation).

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

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeals, and that appeal is still pending. No stay currently exists against this order.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

In an action filed in the Territorial Court of the Virgin Islands, Emerging Communications, Inc. (“ECI”) has asserted claims, and the Company has asserted counterclaims, arising out of the “Closing Adjustments” that were to be made when ATN and ECI separated in December 1997. ECI claims that the Company should have paid it $2.88 million, while the Company claims that ECI should have paid it $1.15 million. This case currently is scheduled for trial in the fourth quarter of 2004. There is also a separate, related action pending in federal court in the Virgin Islands, in which the Company’s chairman is suing ECI’s parent corporation, Innovative Communications Corporation, for approximately $775,000 in pension benefits due following the separation of the Company and ECI. This case is expected to go to trial late in 2004. Although the Company and ECI are not parties to the federal court action for pension benefits, the ECI closing adjustments suit claims that, if the Chairman’s pension claim for $775,000 is successful, then ATN will be liable to ECI for such amount under an indemnification provision of the separation agreement. Management believes that ECI’s closing adjustment claims are without merit and that the closing documents reflect no such agreement to indemnify.

The Company has been involved in an arbitration proceeding initiated in 2002 by a former employee of the Company seeking interpretation of employment and acquisition agreement provisions regarding bonus compensation for services related to the Company’s acquisition of an equity position in BDC. The issue before the arbitrators was the proper valuation of ATN’s investment in BDC. Early in 2003 the arbitrators adopted ATN’s interpretation of the contract. The determination of the actual bonus amount was submitted to an independent appraiser who concluded that ATN owed the former employee $1,211,000 in bonus compensation. ATN maintained that the appraiser violated certain aspects of the arbitrator’s instructions and sought the arbitrator’s review of the appraiser’s methodology. Early in 2004, the arbitrator reviewed the appraiser’s report and concluded that the appraiser had violated the arbitrator’s instructions and reduced the bonus compensation to $1,028,000. The panel also denied the former employee’s request for interest dating back several years. On May 27, 2004 the Company entered into a final settlement with the former employee approximately equal to $1,028,000, which was paid during the second quarter of 2004 and concurrently executed a release with the former employee that settled and dismissed with prejudice all claims arising out of the employment and acquisition agreement at issue.

Lease Commitments and Other Obligations

The Company leases approximately 40,000 square feet of office space, and certain tower sites, under non-cancelable operating leases. The Company’s obligation for minimum rentals under these leases is approximately $300,000, $242,000, $174,000, $155,000, $161,000 in 2004 through 2008 and $462,000 thereafter.

At June 30, 2004, the Company had non-cancelable purchase commitments of approximately $5.9 million. The commitments primarily relate to purchases made by GT&T for cellular and other switching and transmission equipment necessary to enhance GT&T’s network.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. In June 2004, the Company borrowed $3 million under the $10 million facility. Under the terms of the credit facility, the Company is obligated to pay only interest during the first nineteen months of the loan after which time the loan converts to a 5-year term loan payable in equal monthly installments of principal and interest.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2004

8. RETIREMENT PLANS

The following details pension costs accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Components of net periodic benefit costs for the three months ended June 30 were as follows:

In thousands ($000’s)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2004	2003	2004
Service cost	$91	$99	$182	$198
Interest cost	81	81	162	162
Expected return on plan assets	(85)	(93)	(170)	(186)
Amortization of:
Prior service cost	3	3	6	6
Net loss	28	34	56	68

Net periodic benefit cost (income)	$118	$124	$236	$248

Employer Contributions

For the three and six months ended June 30, 2004 the Company made contributions of $0 and $1,268,292 to our pension plans and anticipate additional funding for the remainder of 2004 of approximately $195,000.

9. SUBSEQUENT EVENTS

On July 8, 2004, the Company entered into a Convertible Secured Note Purchase Agreement and certain related agreements (collectively, the “Agreement”) with Bridge International Communication Services, Inc. (“Bridge”), an early stage facilities-based provider of wholesale international long distance services using Voice over Internet Protocol (VOIP) technology and managed network services for VOIP providers. Pursuant to the Agreement, the Company will lend Bridge up to $4.0 million to fund working capital and certain other expenditures and has the right to convert the loan into 100% of the equity of Bridge. The loan has a three-year term and bears interest at 350 basis points over LIBOR. Additionally, ATN will issue up to 75,000 non-qualified stock options to the Bridge principals if Bridge attains certain EBITDA targets. The Company advanced approximately $1.0 million to Bridge under this loan in July 2004. As part of the Agreement, ATN purchased a Sonus Networks switch in July 2004, and leased the switch to Bridge under a 3-year operating lease. Additionally, the Company has received an option to acquire 51% of a nascent software business that has developed certain route analysis and other applications focused on the international long distance business. The acquisition cost of this business will not be significant although the Company may decide to market these applications to third parties, which would require additional working capital and other resources.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Some of the statements in the discussion are “Forward Looking Statements” and are thus prospective. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and at the beginning of this Report, these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

OVERVIEW

Atlantic Tele-Network, Inc. is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”) is the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991.

•	Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice”) is wholly owned by the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable television services, wireless Digital Subscriber Line (DSL) services and certain other communications services. Choice acquired its internet business in 1999 and its television business in 2000.

•	Atlantic Tele-Center, Inc. (“ATC”) is a wholly-owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States. In early 2004, ATC acquired a small early stage start-up business, operated as Atlantic Tele-Satellite (“ATS”), that provides very small aperture terminal (“VSAT”) satellite based internet and VPN solutions to the Caribbean and Central and South America.

•	Bermuda Digital Communications, Ltd. (“BDC”) is the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One.” The Company acquired a 30% interest in BDC in 1998 and currently holds a 44% interest in BDC.

•	ATN (Haiti) S.A. and Transnet, S.A. have provided dispatch radio, paging, internet access and data transmission services in Haiti. During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations and funding of both of these entities and is exploring strategic alternatives for the use or disposition of the remaining assets, including support of ATS.

•	Call Home Telecom, LLC, (“CHT”) is a wholly-owned subsidiary established in 2002 in the U.S. Virgin Islands to provide North American distribution and termination of international outbound collect calls from Guyana.

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

Cell Star Guyana, a competitor to GT&T in the cellular mobile radio business, intends to commence commercial service during 2004 and has substantially completed the initial buildout of a network based on the GSM standard. Although GT&T signed an interconnection agreement with CSG in April 2003, GT&T has yet to physically interconnect to CSG’s network due to a dispute raised by a third party that claims title to the CSG cellular license. (See Note 7 to the Condensed Consolidated Financial Statements included in this Report).

Operating results for the Company’s internet and wireless cable television subsidiary, Choice, together with the Company’s other wholly-or majority-owned subsidiaries ATC, and CHT, are shown in the Company’s condensed consolidated statements of operations as other operations. Revenues and expenses in this section principally represent the operations of Choice.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2004

Net income for the three months ended June 30, 2004 was $3.4 million, or $0.67 per share basic and diluted as compared to $3.1 million, or $0.62 per share basic and diluted, for the quarter ended June 30, 2003, an increase of 9%. Net income for the six months ended June 30, 2004 was $6.5 million, or $1.30 per share basic and diluted as compared to $5.9 million, or $1.18 per share basic and $1.17 diluted, for the comparable six months of 2003, an increase of 10%.

Telephone operating revenues for the quarter ending June 30, 2004 were $20.5 million as compared to $19.1 million for the same period of 2003, an increase of $1.4 million, or 7%. For the six months ended June 30, 2004, telephone operating revenues increased by $2.7 million or 7% over the comparable period of 2003. The increase in telephone operating revenues was principally attributable to a $1.1 million (11%) and $2.6 million (13%) increase in international long distance revenues for the three and six months ended June 30, 2004, respectively. The increase in long distance revenues for the three and six month periods of 2004 reflect a 27% increase in the volume of traffic but lower revenue per minute. Outbound long distance revenue, which is primarily billed in Guyana dollars, declined both in total and on a per minute basis due to a devaluation of the Guyana dollar and price promotions aimed at stimulating demand. Inbound long distance revenue per minute declined due to a general decline in international settlement rates. Local exchange service revenues were $8.2 million and $16.2 million for the three and six months ended June 30, 2004, and were essentially in line with the comparable periods of 2003. GT&T’s cellular subscribers increased by 31% to 137,236 at June 30, 2004 and wireline subscribers (access lines) increased by 10% to 96,549 compared to levels at June 30, 2003. The increased lines and handsets in service contributed to the increase in international long distance traffic and revenues, but local exchange revenues, which are billed and paid in local currency, did not increase in U.S. dollars during the first six months of 2004 due to the reduced value of the Guyana dollar. The value of the Guyana dollar in U.S. dollars has declined by 14% compared to the corresponding periods of 2003. (See Item 3 Quantitative and Qualitative Disclosures about Market Risks included in this Report.)

Total telephone operating expenses, which consist of telephone operating expenses as well as international long distance expenses and general and administrative expenses, were $10.2 million and $21.3 million for the three and six months ended June 30, 2004 as compared to $10.6 million and $21.3 for the comparable periods of 2003. Telephone operating expenses increased by $554,000 and $1.3 million during the three and six months ended June 30, 2004, primarily due to increased depreciation related to the large increase in lines and cellular subscribers and despite the decline in the value of the Guyana dollar. This increase was partially offset by a decline in international long distance expenses of $680,000 (35%) and $1.1 million (30%) during the three and six-month periods ended June 30, 2004 due to lower average outbound termination rates. General and administrative expenses declined by $220,000 and $245,000 during the three and six months ended June 30, 2004 due to lower salary expense at the parent company and the shifting of certain headquarters personnel to focus primarily on Choice, which moved the related salary expense to other operations.

Income from telephone operations was $10.3 million and $18.6 million for the three and six months ended June 30, 2004 as compared to $8.5 million and $15.9 million for the corresponding periods of 2003. This represents an increase of 21% and 17% for the three and six months ended June 30, 2004, respectively.

Losses from other operations (comprised of Choice, ATC, CHT and ATS) were $1.7 million for the quarter ended June 30, 2004 as compared to $1.2 million for the corresponding quarter of 2003, an increase of $469,000, as revenue growth did not keep pace with increased expenses. Revenues from other operations increased by $306,000 or 30% to $1.3 million during the quarter ended June 30, 2004, primarily attributable to a $273,000 or 28% increase in revenues at Choice. Expenses from other operations increased by $775,000 or 35% to $3.0 million during the quarter ended June 30, 2004. Expenses at Choice increased by $817,000 or 51% due primarily to increased sales and support costs, as well as increased depreciation expense and programming costs due to increased investment in plant and the growth of television subscribers and set top boxes in use. In an effort to reduce selling expenses and overhead at Choice, management closed its Tampa telesales operation at the end of the second quarter, and, in connection with this, Joseph DiMaio, an executive vice president and executive officer of the Company, left the Company’s employ. Choice has hired a local sales and marketing team and added staff to its field support group to provide a stronger local presence. The Company believes these actions will reduce selling and certain other operating expenses at Choice in future quarters while increasing its direct sales and marketing activities. Management also cut call center expenses at ATC by $173,000 during the quarter ended June 30, 2004, but the savings were substantially offset by increased costs associated with the start up of ATC’s Atlantic Tele-Satellite business.

For the six months ended June 30, 2004, losses from other operations were $2.9 million compared to $2.0 million for the corresponding quarter of 2003, an increase of 42%. Revenues from other operations increased by $331,000 or 15% to $2.6 million during the six months ended June 30, 2004, primarily attributable to a $553,000 or 28% increase in revenues at Choice but was partially offset by a $205,000 reduction in revenues at CHT. Expenses from other operations increased by $1.2 million or 28%, to $5.5 million during the six months ended June 30, 2004. Expenses at Choice increased by $1.3 million or 41% consistent with the trends discussed above. Call center expenses at ATC declined by $323,000 during the six months ended June 30, 2004, but were partially offset by $208,000 of costs associated with the start up of its Atlantic Tele-Satellite business.

Equity in the earnings of Bermuda Digital Communications, the Company’s cellular operator in Bermuda, was $690,000 for the three months ended June 30, 2004, as compared to $574,000 for the corresponding period of 2003, an increase of 20%. The increase in equity in earnings for the quarter ended June 30, 2004 primarily reflects increased roaming and long distance revenues partially stemming from a 10% increase in cellular subscribers to 18,302. For the six months ended June 30, 2004, the Company’s equity in earnings rose only 6% to $1.2 million compared to $1.1 million in the comparable six-month period of 2003 reflecting a weaker first quarter of 2004.

Other income, excluding the effect of the Company’s equity in earnings of BDC, was $397,000 and $1.7 million during the three and six months ended June 30, 2004, compared to losses of $185,000 and $255,000 during the comparable periods of 2003. The increase was primarily attributable to foreign exchange losses of $467,000 and $758,000 recorded during the three and six months ended June 30, 2003 compared to gains of $17,000 and $962,000 during the comparable periods of 2004. The improvement resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities resulting in a gain.

The effective tax rate for the three and six months ended June 30, 2004 was 55% compared to 50% in the comparable periods of 2003. The increase in the effective tax rate is principally due to the recording in the 2004 periods of a valuation allowance provided against certain tax assets generated primarily by Choice during 2004.

Minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, as filed with the SEC and Note 7 to the Condensed Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of June 30, 2004, the Company had $40.8 million in cash and cash equivalents. This represents an increase of $8.4 million compared to December 31, 2003. Cash provided by operating activities was $15.5 million for the six months ended June 30, 2004 compared to $12.3 million for the first six months of 2003. Principal uses of cash during the six months ended June 30, 2004 were $7.5 million for capital expenditures, $2.5 million for dividends paid to shareholders of the Company’s common stock, $1.0 million to settle an arbitration proceeding with a former employee relating to compensation for the Company’s investment in BDC, and $574,000 for principal reduction on long-term debt.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. In June 2004, the Company borrowed $3 million under the $10 million facility. The Company expects to use the funds to provide a portion of the necessary working capital required under the Convertible Secured Note Purchase Agreement with Bridge, an early stage company providing wholesale VOIP international long distance termination and managed network services, and to purchase a VOIP capable switch from Sonus Networks that it will lease to Bridge (See Note 9 to the Condensed Consolidated Financial Statements included in this Report.)

The Company believes its existing cash balances and other capital resources, including the undrawn balance of the $15.3 million credit facility, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 7 to the Company’s Condensed Consolidated Financial Statements included in this report and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of June 30, 2004, approximately $7.3 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt. In the second quarter, the Company was a final bidder for the assets in bankruptcy of a U.S.-based Company providing capacity and other network services to carriers and large corporate users. Another bidder purchased the assets in July 2004 and the Company expects to receive reimbursement from the bankruptcy estate of its legal and other expenses in connection with its bid. Additionally, the Company’s cash balance as of June 30, 2004 does not include a $1.0 million deposit it made with the bankruptcy court. The court returned the Company’s deposit in July 2004.

The Company anticipates making capital expenditures on existing businesses of approximately $13.0 to $20.0 million during fiscal 2004, for, among other things, installation of a GSM overlay system in Guyana, wireline and cellular expansion, a new billing system for GT&T and coverage and service expansions at Choice Communications. Additionally the Company expects to spend approximately $1.0 million on a VOIP switch during the third quarter of 2004 and to loan $2.0-$3.0 million to Bridge in connection with the Convertible Secured Note Purchase Agreement. (See Note 9 to the Condensed Consolidated Financial Statements included in this Report.)

Inflation

The effect of inflation on the Company’s financial results has not been significant in the periods presented.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures continue to be transacted in U.S. dollars or other hard currencies, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. The market for buyers and sellers of the Guyana dollar is small and therefore large purchases or sales of the Guyana dollar by GT&T may be made at prices that differ from publicly quoted exchange rates. In translating its Guyana dollar revenues, expenses, and balance sheet items from Guyana dollars to U.S. dollars, GT&T endeavors to use rates that reflect its actual experience in the foreign exchange market. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and was trading near $205 at June 30, 2004. During the quarter ended March 31, 2004 the devaluation resulted in the recording of a foreign exchange gain of $924,000, as the value of GT&T’s Guyana dollar net liabilities was reduced resulting in a gain. There was not a comparable gain during the quarter ended June 30, 2004. Additionally, the decline in the value of the Guyana dollar has slowed the growth of GT&T’s local exchange service revenues and outbound long distance revenues, which are billed and paid in Guyana dollars but are reflected in the Company’s financial statements in U.S. dollars. Local exchange revenues grew only 1% during the six months ended June 30, 2004, despite strong growth in subscribers and outbound long distance revenues declined in total and on a per minute basis. Flat local exchange service revenues were offset by corresponding reductions in the value of local operating costs in Guyana, which are also paid in Guyana dollars and declined in real terms before accounting for the costs associated with increased subscribers.

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

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures. Company management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that it files or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the second fiscal quarter of the year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On May 27, 2004, the Company entered into a final settlement with a former employee approximately equal to $1,028,000, which was paid during the second quarter of 2004 and concurrently executed a release with the former employee that settled and dismissed with prejudice all claims arising out of the employment and acquisition agreement at issue. See Note 7 to the Condensed Consolidated Financial Statements included in this Report.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company’s annual meeting of stockholders held on Friday, May 21, 2004, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Number of Shares Voted For	Number of Shares Withheld
Ernst A. Burri	4,384,114	2,850
Cornelius B. Prior, Jr.	4,334,805	52,159
Charles J. Roesslein	4,384,114	2,850
Henry U. Wheatley	4,384,883	2,081

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

On May 18, 2004, the Company filed a Form 8-K containing a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 16, 2004	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: August 16, 2004	/s/ Michael T. Prior
Chief Financial Officer and Treasurer