Form 10-Q
period 2004-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2004-11-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

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

As of October 31, 2004, the registrant had outstanding 5,014,567 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

SEPTEMBER 30, 2004

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are or may be forward-looking statements. The forward-looking statements contained in this quarterly report reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are further discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the other sections referred to therein.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2003	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$32,320	$44,815
Accounts receivable, net of allowance of $3,168 and $2,846 at December 31, 2003 and September 30, 2004, respectively	9,223	7,237
Materials and supplies	3,624	3,821
Prepayments and other current assets	2,018	2,976

Total current assets	47,185	58,849

FIXED ASSETS:
Property, plant, and equipment	139,488	153,159
Less accumulated depreciation	(48,498)	(59,638)

Net fixed assets	90,990	93,521

GOODWILL, NET	1,593	1,593
OTHER INTANGIBLE ASSETS, NET	300	148
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	7,515	8,764
OTHER ASSETS	4,390	5,705

Total assets	$151,973	$168,580

CURRENT LIABILITIES:
Current portion of long-term debt	$1,081	$1,197
Accounts payable and accrued liabilities	8,125	9,979
Dividends payable	1,271	1,390
Accrued taxes	6,352	10,766
Advance payments and deposits	2,691	2,852
Other current liabilities	1,143	1,493

Total current liabilities	20,663	27,677
DEFERRED INCOME TAXES	7,040	7,281
LONG-TERM DEBT, excluding current portion	2,511	4,532
OTHER LONG-TERM LIABILITIES	420	—

Total liabilities	30,634	39,490

MINORITY INTERESTS	19,808	21,205

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,000,673 and 5,014,567 shares outstanding on December 31, 2003 and September 30, 2004, respectively	52	52
Treasury stock, at cost	(1,839)	(1,670)
Additional paid-in capital	56,019	55,910
Retained earnings	47,299	53,593

Total stockholders’ equity	101,531	107,885

Total liabilities and stockholders’ equity	$151,973	$168,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$10,428	$12,687	$29,770	$34,629
Local exchange service revenues	8,512	8,501	24,771	24,553
Other revenues	784	998	2,403	2,893

Total telephone operating revenues	19,724	22,186	56,944	62,075

Operating expenses:
International long-distance expenses	1,665	1,294	5,441	3,930
Telephone operating expenses	7,520	7,978	21,745	23,570
General and administrative expenses	1,670	1,534	4,976	4,595

Total telephone operating expenses	10,855	10,806	32,162	32,095

Income from telephone operations	8,869	11,380	24,782	29,980

OTHER OPERATIONS:
Revenues of other operations	1,284	1,328	3,562	3,937
Expenses of other operations	2,701	2,873	7,024	8,390

Loss from other operations	(1,417)	(1,545)	(3,462)	(4,453)

OTHER INCOME (EXPENSE):
Interest expense	(73)	(77)	(245)	(180)
Interest income	120	134	384	369
Equity in earnings of Bermuda Digital Communications, Ltd.	532	828	1,648	2,015
Other	152	(321)	(194)	1,197

Other income, net	731	564	1,593	3,401

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	8,183	10,399	22,913	28,928
INCOME TAXES	4,219	5,703	11,605	15,866

INCOME BEFORE MINORITY INTERESTS	3,964	4,696	11,308	13,062
MINORITY INTERESTS	(831)	(1,065)	(2,257)	(2,897)

NET INCOME	$3,133	$3,631	$9,051	$10,165

NET INCOME PER SHARE:
Basic	$0.62	$0.72	$1.80	$2.02

Diluted	$0.62	$0.72	$1.80	$2.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,024	5,026	5,016	5,025

Diluted	5,024	5,026	5,036	5,025

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.25	$0.275	$0.70	$0.775

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended, September 30,
	2003	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,051	$10,165
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,039	11,292
Write down of assets to fair market value	—	500
Deferred income taxes	5,914	241
Minority interests	2,257	2,897
Equity in earnings of Bermuda Digital Communications, Ltd.	(1,648)	(2,015)
Changes in operating assets and liabilities:
Accounts receivable, net	(548)	1,986
Materials and supplies, prepayments, and other current assets	(2,534)	(1,155)
Accounts payable and accrued liabilities	(1,465)	(14)
Accrued taxes	(457)	4,414
Other	(119)	767

Net cash provided by operating activities	$19,490	$29,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,954)	(11,512)
(Advances to) repayments by Bermuda Digital Communications, Ltd.	(61)	767
Advances to Bridge International Communications, Inc. under credit facility	—	(1,030)

Net cash used in investing activities	(8,015)	(11,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	—	3,000
Repayment of long-term debt	(1,619)	(863)
Proceeds from stock option exercise	170	60
Purchase of common stock	(315)	—
Distribution to minority shareholders	(2,000)	(3,250)
Dividends paid on common stock	(3,395)	(3,755)

Net cash used in financing activities	(7,159)	(4,808)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,316	12,495
CASH AND CASH EQUIVALENTS, beginning of the period	30,651	32,320

CASH AND CASH EQUIVALENTS, end of the period	$34,967	$44,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, wireless cable television, specialized mobile radio, and paging businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (formerly Digicom S.A.) and an 80% interest in Transnet, S.A., Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, internet access and data services in Haiti and which the Company has previously written down. Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana and provides satellite based internet, intranet and VPN solutions to the Caribbean, Central and South America through its Atlantic Tele-Satellite business (acquired in February 2004.) Call Home Telecom, LLC, a wholly owned subsidiary of ATN, provides collect calling services in Guyana to destinations worldwide. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues.

2. BASIS OF PRESENTATION

The condensed consolidated balance sheet of ATN and subsidiaries at December 31, 2003 has been taken from the audited financial statements at that date. All of the other accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

A reconciliation of basic net income per share to diluted net income per share for the three and nine-month periods ended September 30, 2003 and 2004 is as follows (in thousands, except per share data):

	For the Three Months Ended September 30,
	2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$3,133	5,024	$0.62	$3,631	5,026	$0.72
Dilutive securities:
Stock options	$—	—	$—	$—	—	$—

Diluted net income	$3,133	5,024	$0.62	$3,631	5,026	$0.72

	For the Nine months Ended September 30,
	2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$9,051	5,016	$1.80	$10,165	5,025	$2.02
Dilutive securities:
Stock options	$—	20	$—	$—	—	$—

Diluted net income	$9,051	5,036	$1.80	$10,165	5,025	$2.02

5. SEGMENT REPORTING

The Company manages and evaluates its operations in six segments: Telephone Operations which relates to GT&T, Internet and Wireless Cable Television which relates to Choice Communications, Cellular which relates to BDC, Call Center which relates to Atlantic Tele-Center, Inc., Collect Calling which relates to Call Home Telecom, and Corporate Operations which relates to ATN, Inc. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC. For the three and nine months ended September 30, 2003 and 2004, the Call Center, Collect Calling, Cellular, and Corporate Operations segments are not material for separate disclosure under SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information.” Results for the Corporate Operations segment are reported as a part of Telephone Operations under general and administrative expenses, results for the Internet and Wireless Cable Television, Call Center and Collect Calling segments are reported as part of other operations, and results for the Cellular segment are reported as part of other income in the accompanying consolidated statements of operations. We own an approximately 44% interest in BDC, a Bermuda corporation. We account for the investment under the equity method. For management purposes we evaluate our Cellular segment based on our proportionate share of BDC’s results, accordingly, results for our Cellular segment reflect the proportional consolidation of 44% of BDC’s results.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

The following table provides information for each operating segment:

In thousands ($000’s)	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2003	2004	2003	2004
Telephone operations:
External revenues	$19,724	$22,186	$56,944	$62,075
Intersegment revenues	—	—	—	—

Total segment revenues	19,724	22,186	56,944	62,075
Segment operating income	8,181	10,441	22,817	27,423
Segment net income	4,157	5,324	11,287	14,484
Depreciation and amortization	3,790	4,220	11,181	12,764
Interest income	80	90	242	261
Interest expense	7	1	40	4
Income tax expense	3,970	5,212	10,848	14,164

Internet and wireless cable television:
External revenues	$1,220	$1,283	$3,173	$3,789
Intersegment revenues	—	—	—	—

Total segment revenues	1,220	1,283	3,173	3,789
Segment operating loss	(921)	(1,201)	(2,253)	(3,301)
Segment net loss	(1,150)	(1,550)	(2,897)	(4,183)
Depreciation and amortization	377	599	874	1,395
Interest income	—	—	—	—
Interest expense	228	299	643	836
Income tax expense	—	—	—	—

Reconciliation to Consolidated Financial Information

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2003	2004	2003	2004
Operating revenues:
Total reportable segments	$20,944	$23,469	$60,117	$65,864
Revenues from other operations	2,565	2,892	6,783	7,803
BDC proportional consolidation	(2,501)	(2,847)	(6,394)	(7,655)

Total consolidated	$21,008	$23,514	$60,506	$66,012

Operating income:
Total reportable segments	$8,434	$10,382	$24,088	$27,550
Other operations	(87)	609	(295)	889
BDC proportional consolidation	(615)	(832)	(1,788)	(2,037)
Eliminations and adjustments	(280)	(324)	(685)	(875)

Total consolidated	$7,452	$9,835	$21,320	$25,527

Net income:
Total reportable segments	$3,730	$4,478	$10,561	$12,414
Other operations	234	218	747	648
Eliminations and adjustments	(831)	(1,065)	(2,257)	(2,897)

Total consolidated	$3,133	$3,631	$9,051	$10,165

			December 31, 2003	September 30, 2004
Total Assets:
Telephone operations			$117,308	$125,153
Internet and wireless cable television			14,609	15,179
Other operations			26,721	35,586
BDC proportional consolidation			(6,665)	(7,338)

Total consolidated			$151,973	$168,580

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

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

6. ACCOUNTING FOR STOCK BASED COMPENSATION

At September 30, 2004, the Company continued to account for its stock-based compensation plan, which was described fully in the Company’s 2003 Annual Report on Form 10-K, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock- based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In thousands ($000’s) except per share data	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2003	2004	2003	2004
Net income:
As reported—basic and diluted	$3,133	$3,631	$9,051	$10,165
Total stock based employee compensation benefit (expense) determined under fair value based method for all awards, net of related tax effects	—	—	67	—
Pro forma—basic and diluted	$3,133	$3,631	$9,118	$10,165

Earnings per share:
As reported—basic	$0.62	$0.72	$1.80	$2.02
As reported—diluted	$0.62	$0.72	$1.80	$2.02
Pro forma—basic	$0.62	$0.72	$1.82	$2.02
Pro forma—diluted	$0.62	$0.72	$1.81	$2.02

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

GT&T launched its GSM service on September 25, 2004, after resolving a dispute with the Government concerning its right to use certain assigned frequencies. The Government has indicated, however, “an intention to review the principles for allocation of frequencies for cellular services with the aim of optimizing the efficient use of the frequency spectrum so as to foster competition in the sector in the interest of the Guyanese public.”

By complaint filed with the PUC and dated February 27, 2004, Celstar Guyana Inc. (“CSG”), a new competitor to GT&T in the cellular mobile radio business, sought an interim order of the PUC instructing GT&T to proceed to interconnect CSG on such terms as the PUC may require, in spite of the existence of an interconnection agreement between the parties dated April 4, 2003. GT&T suspended dealings with the de facto managers of CSG in respect of that agreement after being notified of the existence of litigation first in Florida and then Guyana, by another company, Celstar Caribbean Inc. (“Celstar Caribbean”), which asserted a competing right to own, control or represent CSG.

GT&T and CSG subsequently negotiated an agreement to implement the April 2003 interconnection agreement and to waive any monetary claims each may have against the other arising from the suspension of interconnection undertaken by GT&T as a result of the CSG/Celstar Caribbean litigation. The High Court of Guyana approved the negotiated agreement in September 2004. Celstar is planning to launch its service shortly but has not yet received PUC approval of its proposed rates.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

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

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeals, and that appeal is still pending. No stay of the PUC order currently exists.

In July 2004, the FCC released an order revising the rules and spectrum band plan applicable to the MMDS and ITFS services, which are the spectrum bands through which Choice offers its television and broadband data services. The new rules, to which many industry parties have objected, are subject to clarification and reconsideration before they become effective, and may have a material adverse effect on Choice operations if they remain unaltered and are applied to Choice.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

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

The Company’s chairman sued Innovative Communications Corporation (“ICC”), in Federal court in the U.S. Virgin Islands (the “Pension Action”) for approximately $775,000 in pension benefits due following the separation of the Company and Emerging Communications, Inc. (“ECI”), the predecessor to ICC. This case was argued on September 13, 2004. In an action filed in the Territorial Court of the U.S. Virgin Islands ECI asserted claims related to the closing adjustments from the separation and claimed that ATN was to indemnify ECI for any judgment in favor of the Company’s chairman in the Pension Action. ATN denied liability and filed counterclaims.

In November 2004, the Company and ECI agreed to dismiss the Territorial Court action, including any indemnification claims that either ECI or ICC may have against ATN arising out of the Pension Action. ATN will transfer to ECI stock in Eastern Caribbean Cellular (“ECC,” a St. Martin cellular company) amounting to 1.9% of ECC’s equity, which is valued on the Company’s books at $150,000. The Pension Action remains pending. The Chairman has notified the Board of Directors of the Company that he does not intend to seek compensation from ATN if he does not prevail in the Pension Action. See Part II “Other Information” filed as a part of this Report.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

Lease Commitments and Other Obligations

The Company leases approximately 37,000 square feet of office space, and certain tower sites, under non-cancelable operating leases. The Company’s obligation for minimum rentals under these leases is approximately $290,000, $194,000, $191,000, $204,000, $210,000 in 2004 through 2008 and $495,000 thereafter.

At September 30, 2004, the Company had non-cancelable purchase commitments of approximately $2.2 million. The commitments primarily relate to purchases made by GT&T to enhance their network.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. In June 2004, the Company borrowed $3.0 million under the $10 million facility and this amount remains outstanding at September 30, 2004. Under the terms of the credit facility, the Company is obligated to pay only interest during the first nineteen months of the loan after which time the loan converts to a 5-year term loan payable in equal monthly installments of principal and interest.

8. RETIREMENT PLANS

The following details pension costs accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Components of net periodic benefit costs for the three and nine months ended September 30 were as follows:

In thousands ($000’s)	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2003	2004	2003	2004
Service cost	$91	$99	$273	$297
Interest cost	81	81	243	243
Expected return on plan assets	(85)	(93)	(255)	(279)
Amortization of:
Prior service cost	3	3	9	9
Net loss	28	34	84	102

Net periodic benefit cost (income)	$118	$124	$354	$372

Employer Contributions

For the three and nine months ended September 30, 2004 the Company made contributions of $0 and $1,268,292 to our pension plans and anticipates additional funding for the remainder of 2004 of approximately $224,000.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2004

9. BRIDGE INTERNATIONAL COMMUNICATIONS SERVICES, INC.

On July 8, 2004, the Company entered into a Convertible Secured Note Purchase Agreement and certain related agreements (collectively, the “Agreement”) with Bridge International Communications Services, Inc. (“Bridge”), an early stage facilities-based provider of wholesale international long distance services using Voice over Internet Protocol (VoIP) technology and managed network services for VoIP providers. Pursuant to the Agreement, the Company will lend Bridge up to $4.0 million to fund working capital and certain other expenditures and has the right to convert the loan into 100% of the equity of Bridge. The loan has a three-year term and bears interest at 350 basis points over LIBOR. Additionally, ATN will issue up to 75,000 non-qualified stock options to the Bridge principals if Bridge attains certain EBITDA targets. The Company advanced approximately $1.0 million to Bridge under this loan in July 2004. As part of the Agreement, ATN purchased a Sonus Networks switch in July 2004, and leased the switch to Bridge under a 3-year operating lease. The switch is still in the acceptance phase and lease payments will commence when the switch has been installed and is fully operational. Additionally, related to the Bridge transaction, the Company expects to receive an option to acquire 51% of a nascent software business that has developed certain route analysis and other applications focused on the international long distance business. The acquisition cost of this business will not be significant although the Company may decide to market these applications to third parties, which would require additional working capital and other resources.

10. IMPAIRMENT OF ASSETS

During the quarter ended September 30, 2004, and in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long- Lived Assets”, the Company recorded a $500,000 ($350,000 net of associated income tax benefit) impairment loss as a component of other income (expense). The impairment charge is comprised of a $450,000 reduction in the market value of a corporate jet held by ATN and a $50,000 reduction in the value of certain unproductive assets at Choice that were no longer in service. In determining the proper value for the jet and the resulting impairment charge, the Company relied primarily on a quote from a third party who is principally engaged in buying and selling similar aircraft.

11. SUBSEQUENT EVENTS

In November 2004, ATN and ECI resolved claims related to the separation of ECI from ATN in 1998. The settlement agreement provides for dismissal of all of the parties claims and counterclaims and allows the pension suit filed by the Company’s chairman against ICC to continue with no possibility of a claim by ECI or ICC against the Company for indemnity or contribution. ATN is required to transfer to ECI shares of ECC valued at $150,000 on the Company’s books at the time of settlement. In conjunction with the settlement, the Company recorded a charge of $150,000 ($100,000 net of associated income tax benefit), the approximate value of the shares to be transferred. This litigation is more fully described in Note 7 to these financial statements and in our Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

OVERVIEW

On October 28, 2004, the Company issued a press release announcing its earnings for the three and nine-month periods ended September 30, 2004. Subsequent to the earnings release but prior to the filing of this report, the Company agreed to settle an outstanding lawsuit and recorded a charge of $100,000, net of associated income tax benefit. See Notes 7 and 11 to the Company’s Condensed Consolidated Financial Statements included in this Report. Additionally, the Company recorded a deferred tax asset of $150,000 related to the impairment of certain corporate assets. See Note 10 to the Company’s Condensed Consolidated Financial Statements included in this Report. The adjustments had the effect of increasing other expenses by $150,000 and reducing the Company’s income tax expense by $200,000, which together resulted in a $0.01 per share increase in the reported earnings for the three and nine-months ended September 30, 2004.

Atlantic Tele-Network, Inc. is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”) is the national and international telephone company in the Republic of Guyana. The Company has owned 80% of the stock of GT&T since January 1991.

•	Choice Communications, LLC (hereinafter referred to as “Choice Communications” or “Choice”) is wholly owned by the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable television services, wireless Digital Subscriber Line (DSL) services and certain other communications services. Choice acquired its internet business in 1999 and its television business in 2000.

•	Atlantic Tele-Center, Inc. (“ATC”) is a wholly owned subsidiary established in 2000 in the Republic of Guyana providing call center services primarily to businesses located in the United States. In early 2004, ATC acquired a small early stage start-up business, operated as Atlantic Tele-Satellite (“ATS”), that provides very small aperture terminal (“VSAT”) satellite based internet and VPN solutions to the Caribbean and Central and South America.

•	Bermuda Digital Communications, Ltd. (“BDC”) is the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One.” The Company acquired a 30% interest in BDC in 1998 and currently holds a 44% interest in BDC.

•	ATN (Haiti) S.A. and Transnet, S.A. have provided dispatch radio, paging, internet access and data transmission services in Haiti. During 2001, the Company wrote-off its investment in ATN-Haiti. The Company has curtailed operations and funding of both of these entities and is exploring strategic alternatives for the use or disposition of the remaining assets, including support of ATS.

•	Call Home Telecom, LLC, (“CHT”) is a wholly-owned subsidiary established in 2002 in the U.S. Virgin Islands to provide North American distribution and termination of international outbound collect calls from Guyana.

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

Cell Star Guyana (“CSG”), a competitor to GT&T in the cellular mobile radio business, intends to commence commercial service during 2004 and has substantially completed the initial build out of a network based on the GSM standard. Although GT&T signed an interconnection agreement with CSG in April 2003, GT&T has yet to physically interconnect to CSG’s network due to a dispute raised by a third party that claims title to the CSG cellular license. (See Note 7 to the Condensed Consolidated Financial Statements included in this Report.)

Operating results for the Company’s internet and wireless cable television subsidiary, Choice, together with the Company’s other wholly-or majority-owned subsidiaries ATC, and CHT, are shown in the Company’s condensed consolidated statements of operations as other operations. Revenues and expenses in this section principally represent the operations of Choice.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2003 and 2004

Net income for the three months ended September 30, 2004 was $3.6 million, or $0.72 per share basic and diluted as compared to $3.1 million, or $0.62 per share basic and diluted, for the quarter ended September 30, 2003, an increase of 16%. Net income for the nine months ended September 30, 2004 was $10.2 million, or $2.02 per share basic and diluted as compared to $9.1 million, or $1.80 per share basic and diluted, for the comparable nine months of 2003, an increase of 12%.

Total revenues from telephone operations for the three months ended September 30, 2004 were $22.2 million as compared to $19.7 million for the same period of 2003, an increase of $2.5 million, or 12%. For the nine months ended September 30, 2004, total revenues from telephone operations increased by $5.1 million or 9% over the comparable period of 2003. The increase in telephone operating revenues for these periods was principally attributable to a $2.3 million (22%) and $4.9 million (16%) increase in international long distance revenues for the three and nine months ended September 30, 2004, respectively. The increase in long distance revenues primarily reflects an increase in the volume of inbound international voice traffic, with inbound international minutes rising 27% and 29% for the three and nine month periods, respectively, over the comparable periods of 2003. However, the increase in long distance revenues also reflects the payment to GT&T in the third quarter of 2004 of an approximately $1.0 million settlement from a large international carrier. The settlement was for traffic that was over one year past due and was fully reserved against. Excluding the effect of this settlement, total telephone operating revenues grew by 7% during the three and nine-month periods of 2004 and international long distance revenues grew by 12% and 13%, respectively, as compared to the year earlier periods. The settlement did not impact the traffic volumes noted above. Outbound traffic was essentially flat for the third quarter of 2004 but rose 8% for the first nine months of 2004. Outbound long distance revenue, which is primarily billed in Guyana dollars, has declined by approximately $1.3 million (13%) in the first nine months of 2004 due to a devaluation of the Guyana dollar and, to a lesser extent, price promotions aimed at stimulating volume.

Local exchange service revenues were essentially flat for the three and nine months ended September 30, 2004 when compared to the same periods of 2003. The lack of growth in these revenues comes despite continued growth in GT&T’s cellular subscribers and access lines. In the third quarter of 2004, GT&T’s cellular subscribers increased by 5% over the second quarter to approximately 144,000 at September 30, 2004, a 34% increase since September 30, 2003. Wireline subscribers (access lines) also increased by 10% to 98,390 compared to levels at September 30, 2003, and 2% since June 30, 2004. The increased lines and handsets in service contributed to the increase in inbound international long distance traffic and revenues for the three and nine-month periods of 2004, but, unlike the international carrier settlements, GT&T’s outbound international customers are billed and pay in local currency. Although the increased lines and handsets in service led to growth in local currency revenue from GT&T’s subscribers, the 14% decline in the value of the Guyana dollar compared to the comparable periods of 2003 offset this growth. (See Item 3 “Quantitative and Qualitative Disclosures about Market Risks” included in this Report.)

Despite the growth in total telephone operating revenue, total telephone operating expenses declined slightly for the three and nine month periods of 2004 due to cuts in international long distance expenses and general and administrative expenses and the positive impact of the decline in value of the Guyana dollar on GT&T’s local currency expenses. Total telephone operating expenses, which consist of telephone operating expenses, international long distance expenses and general and administrative expenses, were $10.8 million and $32.1 million for the three and nine months ended September 30, 2004 as compared to $10.9 million and $32.2 million for the comparable periods of 2003. Telephone operating expenses increased by $458,000 (6%) and $1.8 million (8%) during the three and nine months ended September 30, 2004, primarily due to increased depreciation expense related to the large increase in lines and cellular subscribers and despite the decline in the value of the Guyana dollar. International long distance expenses declined by $371,000 (22%) and $1.5 million (28%) during the three and nine-month periods ended September 30, 2004 due to lower average outbound termination rates. General and administrative expenses, which consist mainly of overhead expense of the parent company, declined by $136,000 (8%) and $381,000 (8%) during the three and nine months ended September 30, 2004 due to lower salary and bonus expense at the parent company and the shifting of certain headquarters personnel to focus primarily on Choice, re-allocating the related salary expense to other operations.

Income from telephone operations was $11.4 million and $30.0 million for the three and nine months ended September 30, 2004 as compared to $8.9 million and $24.8 million for the corresponding periods of 2003. This represents an increase of 28% and 21% for the three and nine months ended September 30, 2004, respectively.

Losses from other operations (comprised of Choice, ATC, CHT) were $1.5 million for the quarter ended September 30, 2004 as compared to $1.4 million for the corresponding quarter of 2003, as revenue growth did not keep pace with increased expenses, although the losses narrowed slightly compared to the second quarter of 2004. Losses from other operations were $4.5 million for the nine months ended September 30, 2004, an increase of 29% over losses of $3.5 million for the same period of 2003. Revenues from other operations increased by 3% during the quarter ended September 30, 2004 and 11% for the nine months ended September 30, 2004 compared to the same periods of 2003, and expenses from other operations increased 6% and 19%, respectively, over the same periods. A 35% increase in television service revenue at Choice was largely offset by a 14% decline in Choice’s other revenues as a result of increased internet services competition and other more minor factors. Expenses at Choice in the third quarter of 2004 increased by $339,000 (16%) due primarily to increased depreciation expense and programming costs resulting from increased investment in plant and the growth of television subscribers. However, actions taken by the Company at the end of the second quarter did contribute to a very slight decrease in Choice’s selling, general and administrative expenses in the third quarter when compared to the third quarter of 2003. For the nine months ended September 30, 2004, selling general and administrative expenses rose by $685,000 primarily because of higher salary expense and legal expense.

In the third quarter of 2004, ATC successfully concluded a wholesale arrangement with another call center company, and management expects that this agreement will cover substantially all of the cash costs of running the call center business while it remains in place. This arrangement, combined with better expense management, contributed to a $418,000 reduction in call center losses at ATC, an improvement of 68% when compared to the third quarter of 2003. For the year to date, the reduction in losses amounted to $703,000 compared to the first nine months of 2003. The savings in both the three and nine month periods of 2004 were partly offset by losses associated with ATC’s Atlantic Tele-Satellite satellite internet business of $99,000 and $286,000. Operating losses at CHT increased by $171,000 and $398,000 during the three and nine-month periods ending September 30, 2004, respectively, due to lower revenues and increased bad debt expense.

Equity in the earnings of Bermuda Digital Communications, the Company’s cellular operator in Bermuda, was $828,000 for the three months ended September 30, 2004, as compared to $532,000 for the corresponding period of 2003, an increase of 56%. The increase in equity in earnings for the quarter ended September 30, 2004 primarily reflects higher airtime, roaming and long distance revenues. An increase in subscribers from 17,514 at September 30, 2003 to 18,575, or 6%, contributed to the revenue increase. In addition, BDC entered into roaming agreements in late 2003 and early 2004 with the two largest US CDMA carriers, along with certain other carriers, and these agreements helped drive the increase in long distance and roaming revenues, from both BDC’s subscribers traveling abroad and visitors to Bermuda. For the nine months ended September 30, 2004, the Company’s equity in earnings of BDC rose 22% to $2.0 million compared to $1.6 million in the comparable nine-month period of 2003.

Excluding the effect of the Company’s equity in earnings of BDC, the Company recorded other expense of $264,000 during the three months ended September 30, 2004 and other income of $1.4 million during the nine months ended September 30, 2004, compared to other income of $199,000 and other expense of $55,000 during the comparable periods of 2003. In the third quarter of 2004, this item was negatively impacted by a charge of $500,000 the Company recorded to reflect the reduction in the carrying value of certain assets to their current market value and a charge of $150,000 related to the settlement of a lawsuit between ATN and ECI. Other income (expense) also reflects foreign exchange gains incurred by the Company of $6,000 and $968,000 during the three and nine months ended September 30, 2004, respectively, as compared to foreign exchange losses of $127,000 and $884,000 for the same periods of 2003. The improvement in 2004 resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities and resulted in a gain.

The effective tax rate for the three and nine months ended September 30, 2004 was 55%, compared to 52% and 51% in the comparable periods of 2003. The increase in the effective tax rate for the three and nine months ended September 30, 2004 relates primarily to the recording of a valuation allowance provided against certain tax assets generated by Choice during 2004.

Minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, as filed with the SEC, and Note 7 to the Condensed Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of September 30, 2004, the Company had $44.8 million in cash and cash equivalents. This represents an increase of $12.5 million compared to December 31, 2003. Net cash provided by operating activities was $29.1 million for the nine months ended

September 30, 2004 compared to $19.5 million for the first nine months of 2003. Principal uses of cash during the nine months ended September 30, 2004 were $11.5 million for capital expenditures and $3.8 million for dividends paid to shareholders of the Company’s common stock. The capital expenditures to date were primarily made by GT&T and include GT&T’s purchase and installation of a new GSM/GPRS mobile wireless system, which is in addition to GT&T’s existing TDMA network. GT&T launched service on this network in the third quarter of 2004. GT&T’s capital expenditures for the year to date also include the purchase and installation of a new billing system for the GSM network and the build out of approximately 6,000 additional lines on its wireline network. Other capital expenditures or investments primarily consist of television and data network additions at Choice and ATC’s investment in the ATS internet satellite business. During 2004, the Company has received over $600,000 in dividends from its Bermuda affiliate.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10.0 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. The Company has a principal amount of $3.0 million outstanding under the $10 million facility.

The Company believes that its existing cash balances and other capital resources, including the un-drawn balance of the $15.3 million credit facility, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 7 to the Company’s Condensed Consolidated Financial Statements included in this Report and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2003 Annual Report on Form 10-K, as filed with the SEC, could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of September 30, 2004, approximately $6.8 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

From time to time the Company explores opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt. In the second quarter, the Company was a final bidder for the assets in bankruptcy of a U.S.-based Company providing capacity and other network services to carriers and large corporate users. Another bidder purchased the assets in July 2004 and the Company received a partial reimbursement from the bankruptcy estate of its legal and other expenses in connection with its bid.

The Company anticipates making total capital expenditures on existing businesses of approximately $22.0 to $24.0 million during fiscal 2004, for, among other things, installation of a GSM/GPRS mobile wireless system in Guyana, wireline and cellular expansion, a new billing system for GT&T and coverage and service expansions at Choice Communications. During the third quarter of 2004, the Company advanced approximately $1.0 million to Bridge International Communications Services, Inc. in connection with the Convertible Secured Note Purchase Agreement. (See Note 9 to the Condensed Consolidated Financial Statements included in this Report.) Additionally, the Company made an initial payment of approximately $541,000 to purchase a VoIP switch, which is being leased to Bridge. The VoIP switch is still in the acceptance phase and we expect to accept the switch and make an additional payment of approximately $500,000 during the fourth quarter of 2004.

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

From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and was trading near $205 at September 30, 2004. During the quarter ended March 31, 2004 the devaluation resulted in the recording of a foreign exchange gain of $924,000, as the value of GT&T’s Guyana dollar net liabilities was reduced resulting in a gain. There was not a comparable gain during the quarters ended June 30 or September 30, 2004. Additionally, the decline in the value of the Guyana dollar has slowed the growth of GT&T’s local exchange service revenues and outbound long distance revenues, which are billed and paid in Guyana dollars but are reflected in the Company’s financial statements in U.S. dollars. Local exchange revenues declined slightly during the nine months ended September 30, 2004, despite strong growth in subscribers while outbound long distance revenues declined in total and on a per minute basis. Flat local exchange service revenues were offset by corresponding reductions in the value of local operating costs in Guyana, which are also paid in Guyana dollars and declined in real terms before accounting for the costs associated with increased subscribers and network growth.

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

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the third fiscal quarter of the year covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

In November, ATN and ECI reached a settlement of all claims and counterclaims arising out of the separation of ECI from ATN in 1998, including ECI’s indemnification claim against ATN arising out of the chairman’s suit against ICC for pension benefits, and agreed to ask the court to dismiss all claims with prejudice. The chairman’s pension claim remains pending. See Note 7 to the Company’s Condensed Consolidated Financial Statements included in this Report.

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

On July 29, 2004, the Company filed a Form 8-K containing a press release announcing the Company’s financial results for the quarter ended June 30, 2004.

On September 22, 2004 the Company filed a Form 8-K containing a press release announcing a 10% increase in the Company’s quarterly dividend and a stock buyback plan.

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 15, 2004	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: November 15, 2004	/s/ Michael T. Prior
Chief Financial Officer and Treasurer