Form 10-K
period 2004-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2005-03-31
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
        ACT OF 1934

        For the transition period from             to             .

Commission file number 0-19551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	9719 Estate Thomas St. Thomas, U.S. Virgin Islands
(Address of principal executive offices)
47-0728886	00802
(I.R.S. Employer Identification No.)	(Zip Code)

(340) 777-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

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

The aggregate market value of the shares of all classes of voting stock of the registrant held by non-affiliates of the registrant on June 30, 2004, was approximately $65,551,089 computed upon the basis of the closing sales price of the Common Stock on that date. For purposes of this computation, shares held by directors (and shares held by any entities in which they serve as officers) and officers of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.

As of March 21, 2005, there were 5,006,133 outstanding shares of Common Stock, $.01 par value, of the registrant.

Documents Incorporated by Reference

Portions of the proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A for the registrant’s 2005 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ATLANTIC TELE-NETWORK, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

Item 1.    Business

Introduction

Atlantic Tele-Network, Inc. (“ATN,” “Company” or “we”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest cellular provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. More than 90% of our consolidated revenues in 2004 were derived from GT&T operations.

•	Choice Communications, LLC (“Choice Communications” or “Choice”), a wholly owned subsidiary of the Company. Choice Communications is the largest internet access service provider in the U.S. Virgin Islands and also provides wireless cable television services, wireless Digital Subscriber Line (“wDSL”) services and certain other communications services. Choice Communications acquired its internet service business in 1999 and its television business in March 2000.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. We currently own 44% of the equity of BDC.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, to provide call center services. In early 2004, ATC acquired the assets of a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in lesser-developed countries. Call center operations were curtailed in early 2005; see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Recent Developments.”

•	ATN (Haiti) S.A. (“ATN-Haiti”) and Transnet, S.A. (“Transnet”), dispatch radio, paging, internet access and data transmission service companies in Haiti. The Company owns 80% of the stock of each company. During 2001, the Company wrote-off its investment in ATN-Haiti. We have curtailed operations and funding of both of these entities although we continue to explore strategic alternatives for the use or disposition of the remaining assets.

•	Call Home Telecom, LLC (“CHT”), a wholly owned subsidiary, was established in 2002 in the U.S. Virgin Islands to provide distribution and termination in the United States and Canada of international outbound collect calls from Guyana. We curtailed CHT’s collect calling operations during 2004 and are exploring strategic alternatives for re-deploying the limited equipment and personnel towards wholesale transport of telecommunications traffic.

The Company was established in 1987 to acquire the Virgin Islands Telephone Corporation from ITT Corporation. In November 1991, the Company became a public company. On December 30, 1997, the Company was split into two separate public companies, with ATN retaining its 80% interest in GT&T and the Company’s then existing telephone operations in the U.S. Virgin Islands being spun off to a new public company called Emerging Communications, Inc. In connection with the transaction, the number of outstanding shares of the Company’s capital stock was reduced by 60% (in effect, a reverse stock split of 1:2.5).

We are continually evaluating opportunities for establishing or acquiring other telecommunications businesses in the Caribbean, Latin America, the United States and elsewhere, and may make investments in such businesses in the future.

GT&T

General.    GT&T supplies all public telecommunications service in Guyana and is the exclusive provider of local exchange and long distance services. GT&T is also by far the largest mobile wireless service provider in

Guyana. GT&T is the successor to the Guyana Telecommunication Corporation (“GTC”), a corporation wholly owned by the government of Guyana, which prior to 1991 had been the exclusive provider of telecommunications services in Guyana for more than 20 years.

International Traffic.    GT&T’s revenues and earnings have been highly dependent upon international long-distance calls originating outside of Guyana, including collect calls from Guyana to foreign points. The following table sets forth data with respect to the volume of GT&T’s international traffic for the past three years:

International Traffic (in thousands of minutes)
	2002	2003	2004
Inbound Paid and Outbound Collect	100,227 (84)%	124,341 (83)%	150,111 (85%)
Outbound	18,851 (16)%	25,644 (17)%	27,083 (15%)

Total	119,078 (100)%	149,985 (100)%	177,194 (100%)

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

The two classes of international traffic described in the above table have historically produced significantly different profit margins for GT&T. In the case of regular inbound traffic and outbound collect traffic, GT&T receives a “settlement rate” payment from the foreign telecommunications carrier generally equal to one-half of the applicable “accounting rate”, and GT&T has no significant direct expenses associated with such traffic except for international transmission systems costs which are applicable to all of GT&T’s international traffic. In the case of outbound international traffic, GT&T must typically pay the foreign carrier a settlement rate payment equal to one-half of the applicable international accounting rate, and GT&T collects from its subscriber a rate that is regulated by the Public Utilities Commission of Guyana (“PUC”). During the past three years, amounts collected by GT&T for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic, and the average rate GT&T pays for outbound international traffic has declined significantly as well. However, the growth of GT&T’s outbound international traffic volume has been negatively impacted by the existence of numerous internet telephony providers, such as “internet cafés,” which sell long distance internet calls to the public, in apparent contravention of the law and GT&T’s license. See “Competition.”

On January 1, 2002, the United States Federal Communications Commission (“FCC”) reduced the settlement rate for U.S.—Guyana traffic from $0.85 per minute to $0.23 per minute. This resulted in a substantially reduced profit margin on inbound traffic from the United States but has increased GT&T’s margin on outbound traffic to the United States. See “—Regulation” and “Managements’ Discussion and Analysis of Financial Condition and Results of Operations—Introduction.”

Domestic Service.    As of December 31, 2004, GT&T had approximately 103,000 fixed subscriber access lines in service. This represents approximately 15 lines per 100 inhabitants with an estimated population of approximately 700,000, an increase of approximately 11%, or over 10,500 net new lines, compared to lines in service at December 31, 2003. Of all fixed lines in service, the majority is in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2004, GT&T continued to extend its network to cover additional rural towns and communities. However, despite GT&T’s substantial and continuing investment in extending its fixed line network, many rural areas still do not have telephone service. GT&T recently received permission from the PUC to charge special rates to bring service to additional remote communities. This service has provided much relief to hinterland areas, where it would not be economically feasible to provide widespread landline service, as these communities tend to be small and spread apart. GT&T extended access lines to 23 remote locations in 2004 at the new special rates.

GT&T’s revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. As GT&T has continued its network expansion to smaller communities, residential customers account for a growing portion of local service revenues and the vast majority of new lines in service. In 2004, residential customers contributed 74% of the local service revenue and commercial customers provided 26%. As of January 2005, GT&T’s basic monthly charge per access line was approximately $2.44 for residential customers and $7.32 for business customers. GT&T also utilizes Northern Telecom fixed wireless access technology to provide services to more than 5,000 of its access line subscribers as of December 31, 2004. The normal landline rates apply to GT&T’s fixed wireless network services.

GT&T currently offers cellular telephone service in the Georgetown area (Guyana’s capital and largest city) and along substantially all of Guyana’s coastal plain. Cellular subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. In May 2001, the Guyana PUC approved a GT&T proposal to reduce cellular charges and initiate a “calling party pays” system. In such a system, a landline caller to a cellular telephone will pay the airtime charges rather than the cell phone subscriber. As a result of the new rates and in conjunction with the introduction of prepaid calling cards, cellular customers and revenues have increased dramatically over the last three years, beginning in the latter half of 2001. As of December 31, 2004, GT&T had approximately 151,000 cellular subscribers as compared to approximately 119,000 at December 31, 2003, an increase of about 27%.

In the fourth quarter of 2004, GT&T launched services on its new GSM/GPRS mobile wireless network, alongside its existing TDMA network. GSM/GPRS is a more advanced mobile wireless digital service than TDMA, allowing GT&T to offer richer handset features and certain mobile data services, while increasing GT&T’s network capacity. The launch of GSM services has also helped GT&T enter into roaming agreements with wireless carriers in a number of other countries, including some of the largest carriers in the U.S. and Caribbean, enabling GT&T’s subscribers to use their handsets in other countries and allowing some visitors to use their cell phones while in Guyana. GT&T expects to enter into roaming agreements with additional carriers in 2005.

Expansion.    Since the Company acquired its interest in GT&T in January 1991, GT&T has significantly rebuilt and further expanded its telecommunications network. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to over 103,000 lines as of December 31, 2004, all of which are now digitally switched lines. GT&T first introduced cellular service in 1992. As noted above, GT&T has expanded this service dramatically in recent years and, as discussed above, in the fourth quarter of 2004 GT&T launched services on a GSM overlay across most of its existing TDMA wireless network.

GT&T is linked with the rest of the world principally through its ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. GT&T owns capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the United States Virgin Islands and the United States mainland, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (“ECFS”) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch to the Guyanas. GT&T also leases capacity on an Intelsat satellite. GT&T has two Intelsat B earth stations, which provide both international and local services, and provide a partial back-up to its fiber optic cable capacity.

GT&T has installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that had not previously enjoyed service. GT&T also maintains three public “telephone centers” at which the public can pay to use an ordinary residential-type telephone to make international and domestic calls.

Other Services.    GT&T is also licensed to provide various telephone-related services that extend beyond basic telephone service, including yellow pages and other directory services. GT&T also provides broadband resale services to internet service providers.

Significant Revenue Sources.    MCI accounted for more than 10% of GT&T’s total telephone operating revenues in 2002, 2003 and 2004, and IDT Corporation accounted for more than 10% of GT&T’s total telephone operating revenue in 2004. See Note 2 to the Consolidated Financial Statements included in this Report.

Competition.    Pursuant to its license from the Government of Guyana, GT&T has the exclusive right to provide, and is the sole provider of, local, domestic long-distance and international telephone service in Guyana. GT&T also has the exclusive franchise to provide telephone directories and directory advertising and to supply a wide variety of telecommunications equipment in Guyana. GT&T’s revenues from directory advertising and the sale of telecommunications equipment have not been significant to the Company. The exclusivity provisions of GT&T’s license are the subject of negotiations with the Government of Guyana. See “GT&T—Regulation—Other Regulatory Developments.”

GT&T has a non-exclusive license to provide cellular radio telephone service. Three other companies have been licensed to provide similar services. Of these, the most significant competitor conducts business in Guyana as CelStar. CelStar built a GSM network with comparable coverage in Guyana to GT&T and launched services in the 4th quarter of 2004. CelStar has an estimated 6,000 subscribers as of February 2005. CelStar is owned by a non-Guyanese company, which apparently owns several other licenses in the Caribbean but no other operational systems. There has been some dispute as to which entity actually owns the CelStar license, which delayed GT&T’s connection to CelStar until late 2004. Another competitor has had a small network and subscriber base in Berbice for several years. In addition, as discussed further below, the Government has proposed a split of the licensed 900 MHz spectrum. Furthermore, recent reports indicate that the Government intends to issue one or more additional cellular licenses in the near future. The PUC presently regulates cellular service rates for GT&T and its competitors.

Although outbound traffic has increased in recent years, as mentioned above, GT&T also competes with illegal “internet cafes” in Guyana that are offering VoIP services. These calls can undercut GT&T’s normal prices as the current PUC orders require GT&T to maintain the internet service to dial-up users at no local meter charges. Further, numerous private residences and businesses have been utilizing new technologies such as the “yap jack” which allows for “free” internet calls. While GT&T has objected to the relevant authorities that these activities are a violation of GT&T’s exclusive international license, no action has been taken in this regard. GT&T offers a lower cost international service at its phone booths to counteract the effects of the internet cafés.

Regulation—General.    GT&T is subject to regulation in Guyana under the provisions of its License and under the Guyana Public Utilities Commission Act of 1999 (“PUC law”) and the Guyana Telecommunications Act 1990 (“Telecommunications Law”). Under its license from the Government of Guyana (the “License”), GT&T’s rates for most of its services must be specified in a tariff approved by the PUC. GT&T also has certain significant rights and obligations under the agreement (the “GT&T Agreement”) pursuant to which the Company acquired its interest in GT&T in 1991.

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

GT&T Agreement.    Under the GT&T Agreement, GT&T undertook to complete a substantial expansion plan by a date that, after giving effect to certain agreed upon extensions, was February 28, 1995, and GT&T was entitled to a specified minimum return. Subject to certain limitations applicable to the years of 1991 through 1994, GT&T is entitled, pursuant to the GT&T Agreement, to a minimum return of 15% per annum on its capital dedicated to public use (“rate base”). Absent mutual agreement by the Government of Guyana and the Company

(and there has been no such agreement), rates are to be calculated on the basis of GT&T’s entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the FCC. GT&T believes that its rate base at December 31, 2004 was approximately $106 million, although the PUC in various orders or staff reports has disallowed or challenged several million dollars of franchise rights and working capital that are included in the foregoing figure. Under the GT&T Agreement, upon non-renewal or termination of the License, the Government of Guyana will be entitled to purchase the Company’s interest in GT&T or the assets of GT&T upon such terms as may be agreed to by the Company and the government or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

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

Although, under the current PUC Law and predecessor statutes that have been in effect since 1990, the PUC is obligated to honor the provisions of the GT&T Agreement which guarantees GT&T at least 15% per annum return on its rate base, in our opinion, the PUC has frequently failed to do so. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

Other Regulatory Developments.    In 2001, the Government of Guyana announced its intention to introduce additional competition into Guyana’s telecommunications sector and reports and comments since that date indicate that this remains the Government’s intention. We believe that the introduction of wireline based competition would require the termination of the exclusivity provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. We also believe that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government; however, negotiations have languished since the second quarter of 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction” and Note 11 to the Consolidated Financial Statements included in this Report.

On December 23, 2004, GT&T received a letter from the National Frequency Management Unit (“NFMU”) stating that they propose to divide the GSM 900 spectrum into four separate bands. This spectrum was previously divided into two bands which were awarded to GT&T and CelStar Guyana, Inc. GT&T is seeking a postponement of any NFMU reclamation of spectrum until GT&T can review the consequences of the NFMU’s proposal. GT&T is in the process of analyzing the effect that this proposed division would have on its network. The most likely outcome of this spectrum subdivision would be the further sectorizing of the network where GT&T might be required to add additional cell sites or additional equipment to existing sites in order to increase capacity.

FCC Matters.    In 1997, the FCC issued a Report and Order in a rule making proceeding in which it adopted mandatory international accounting and settlement rate benchmarks for many countries. The FCC adopted a mandatory settlement rate benchmark of $0.23 per minute for low-income countries such as Guyana and required that settlement rates between the U.S. and low-income countries be reduced to $0.23 per minute by January 1, 2002. The settlement rate in effect prior to January 1, 2002 was $0.85 per minute, and revenues from this traffic provided a significant subsidy to GT&T’s local operations and network expansion. The implementation of the FCC’s benchmark rate order in January of 2002 resulted in a substantial reduction in inbound international telecommunication revenue. See “Management Discussion and Analysis of Financial

Condition and Results of Operations—Introduction.” In 2002 and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. In early 2004, the FCC rejected AT&T’s request but indicated that it will continue to monitor and evaluate settlement rate benchmarks.

Choice Communications

Choice Communications is the largest provider of internet access services in the U.S. Virgin Islands. Choice provides internet access services throughout the U.S. Virgin Islands, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and by high-speed wireless links (referred to as “wireless DSL” or “wDSL”). Choice Communications also provides “wireless cable television” or “wCATV” services to residential subscribers and hotel rooms, providing up to 137 digital channels of video programming and an additional 56 digital channels of audio programming, SMR and paging services. Choice television subscribership increased by over 40% in 2004 while its internet dial-up subscribers decreased by about 17% in 2004. Choice completed infrastructure build-outs in 2004, which significantly expanded the service areas covered by Choice’s wireless network. Choice plans to introduce new technology in 2005 to support broader deployment of wDSL services. The expanded network infrastructure will help support Choice’s focus on continued growth in both wCATV and wDSL services.

Choice Communications is seeking to provide competitive telecommunications services using licensed frequencies and infrastructure it owns or will acquire and/or construct, and by leasing wireline facilities from Innovative Telephone Company (“Innovative,” formerly named the Virgin Islands Telephone Company, which until the reorganization of the Company in December 1997 was a subsidiary of the Company). During 2001, the Virgin Islands Public Services Commission (“PSC”) concluded that Innovative is exempt from certain requirements of the Telecommunications Act of 1996 due to Innovative’s status as a rural telephone company. The PSC decision does not prohibit entry into the U.S. Virgin Islands telecommunications market, but does shield Innovative from offering its network elements at wholesale rates to competitors. Choice appealed the PSC’s decision to the District Court. A decision is expected in 2005.

In 2002, Choice requested the Virgin Islands PSC to direct Innovative to sell a specific service to Choice in order for Choice to deploy high-speed data and internet services. The service, a DS-3 circuit, is available to competitors in other jurisdictions pursuant to tariff. In 2003, the PSC’s hearing examiner conducted a hearing on Choice’s request and recommended that Choice’s request to the PSC be denied. In 2004, the PSC adopted the hearing examiner’s recommendation and denied Choice’s request. The PSC also initiated a proceeding to consider whether demand for DS-3 service in the Virgin Islands nevertheless is sufficient to require Innovative to offer the service. That proceeding is on-going at the PSC.

In 2002, Choice Communications also petitioned the Virgin Islands Public Services Commission for classification as an “Eligible Telecommunications Carrier” (“ETC”), which, if granted, would permit Choice to apply for funds from the Federal Universal Service program created to facilitate the deployment of telecommunications services in rural and high-cost areas. In 2003, the Public Services Commission held hearings on Choice’s request and, in February 2004 concluded that it did not have jurisdiction over Choice on this issue, and directed the petition to the FCC. In January 2005, Choice filed a Petition for Designation as an Eligible Telecommunications Carrier at the FCC. The public comment cycle closed in March and the proceeding is pending. If Choice is designated an ETC, it may require a significant capital investment in order to build out the capabilities necessary to sustain the ETC designation and meet the requirements for Federal Universal Service support. See Note 11 to the Consolidated Financial Statements included in this Report.

In July 2004, the FCC released an Order revising the rules and spectrum band plan applicable to the MMDS and ITFS services and renaming the services Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”) respectively. These are the spectrum bands in which Choice operates its video and broadband data services. The new rules, to which Choice and many industry parties have objected, are subject to clarification and reconsideration before they become effective, and may have a material adverse effect on Choice operations if they remain unaltered and are applied to Choice. ATN and Choice are working within the applicable FCC rules to minimize the potential negative impact on Choice.

BDC

BDC provides cellular telephone service in Bermuda under the name “Cellular One.” BDC faces competition from the incumbent telephone company’s cellular subsidiary, Mobility, and, since 2001, AT&T Wireless (now Cingular). BDC commenced operations in July 1999. At December 31, 2004 BDC had approximately 20,000 subscribers, which it estimates to be about 50% of the cellular market in Bermuda. In 2003, BDC added a CDMA 1XRTT overlay to its TDMA network. CDMA 1XRTT, an advanced version of the CDMA standard, has allowed BDC to offer a number of new services and enhancements to its customers, including fast mobile data services and improved handset functionality. In 2004, BDC further upgraded its capability for data services by successfully installing “EV-DO” (Evolution Data Optimized, a CDMA 1XRTT enhancement), which essentially enables BDC to offer broadband data services over the cellular network, primarily a mobile high-speed internet connection. BDC launched these services in the first quarter of 2005. In the end of 2003 and in 2004, BDC entered into roaming agreements with two of the largest U.S. cellular providers. This led to increased roaming revenue in 2004 from visitors to Bermuda and from BDC’s own subscribers traveling abroad.

ATC

ATC, a wholly owned subsidiary of the Company, established a web-enabled call center in Guyana in late 2000 to provide telemarketing and customer support services, via voice and data. Guyana has an English speaking population with a high literacy rate, and a low average minimum hourly wage rate. ATC trained its agents to work from client-supplied data readily accessible to them on ATC’s computer network. ATC’s call center facilities are located in Beterverwagting, Guyana, and the facilities are sufficient for 100 agents to work simultaneously with the capability to expand to 500 agents. ATC’s call center facilities are connected to its client’s customers in the U.S. and elsewhere via GT&T’s circuits in the Americas II fiber optic under-sea cable and through Intelsat satellites. We established a point of presence in Miami, Florida to facilitate this communication. ATC had not been operating anywhere near its capacity, and reduced the size of its workforce substantially in 2003 because of a lack of customer contracts and revenues. Although results improved with the establishment of a wholesale arrangement in the third quarter of 2004, the subsequent default in the fourth quarter of 2004 by this customer led us to record an impairment charge of $1.2 million related to these assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments.” We curtailed ATC’s call center operations in early 2005, and we are examining a variety of strategic solutions including a possible sale, long-term lease or closure of the business. As of December 31, 2004, ATN had invested approximately $8.4 million in ATC and enjoys a tax holiday through 2010. In early 2004, ATC acquired the assets of a small, early-stage VSAT satellite business, which provides broadband internet access in the Caribbean from ATC’s hub in Miami, Florida under the name Atlantic Tele-Satellite.

Call Home Telecom, LLC

Call Home Telecom was established in 2002 primarily to service the outbound collect call market from Guyana. Due to previously reported collection problems, we curtailed these operations in late 2004. We have invested over $1 million in this business through December 31, 2004 and the telephone plant was valued at approximately $147,000 on our balance sheet, net of accumulated depreciation, at that date. We are currently re-orienting our equipment, personnel and international connections towards providing international wholesale transport of telecommunications traffic. CHT maintains a point of presence in Miami, FL at a telecommunications co-location facility due to its proximity to the undersea fiber systems, which connect North America to the Caribbean Islands and Guyana. CHT expects to maintain its status as a licensed international carrier with FCC Section 214 authority.

ATN-Haiti and Transnet

At December 31, 2001, we wrote-off our investment in ATN-Haiti and curtailed the operations and funding of both ATN (Haiti) and Transnet. These businesses continue to provide services to customers in Haiti, but without providing or using cash from us. The impact of the activities of ATN (Haiti) and Transnet on our 2002, 2003 and 2004 results of operations were insignificant. We continue to explore strategic alternatives for the use or disposition of the remaining assets and are in active discussions concerning such alternatives.

Taxation—United States

As a U.S. corporation, ATN is subject to U.S. federal income taxation on its worldwide net income, currently at rates up to 35%. GT&T is a controlled foreign corporation (“CFC”) for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Under those provisions, the Company may be required to include into income certain earnings and profits (“E&P”) of a CFC at the time such E&P are earned by the subsidiary, or at certain other times prior to their being distributed to the Company. In general, to the extent E&P are distributed in a later year, the previously taxed amounts are not subject to U.S. taxation upon the distribution. For the current year, ATN has included into U.S. income a portion of the unremitted E&P of GT&T. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained under those provisions, the Company is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against the Company’s U.S. federal income tax.

On October 22, 2004, the American Jobs Creation Act (“AJCA”) was signed into law. The AJCA addressed multiple areas of U.S. taxation. For ATN, the most relevant sections included an increased carryforward period of foreign tax credits, an increased ability to offset Alternative Minimum Tax (“AMT”) with foreign tax credits and the ability to repatriate certain foreign earnings at a reduced rate of U.S. taxation.

As of October 22, 2004, the Company had foreign tax credit carry forwards of approximately $3.4 million with expiration dates between 2006 and 2008. For foreign tax credits that were present as of October 22, 2004, the AJCA extends the carryforward period of foreign tax credits by an additional five years to 2011 and 2013 for the Company. As of the end of 2004, the Company has a total foreign tax credit carryforward of approximately $5.7 million.

As of the end of 2004, the Company has Alternative Minimum Tax Credits carry forwards of approximately $1.3 million

The AJCA includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. ATN may elect to apply this provision to qualifying earnings repatriations during their 2005 tax year. ATN has started an evaluation of the effects of the repatriation provision; however, it does not expect to be able to complete this evaluation until after Congress or the Treasury Department provide additional clarifying language on key elements of the provision. ATN expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that ATN is considering for repatriation under this provision is between zero and $165 million. Due to complexity of the provisions of AJCA and pending additional clarifying language, the related range of income tax effects of such repatriation cannot be reasonably estimated at this time.

For tax years ending after December 31, 2004, taxpayers will be permitted to offset 100 percent of AMT liability with AMT foreign tax credits, subject to certain complex limitations. Prior to the AJCA, taxpayers were only permitted to offset 90 percent of AMT liability with AMT foreign tax credits. This change may provide us with a modest tax benefit in 2005.

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

Employees

As of December 31, 2004, GT&T employed approximately 617 persons of whom approximately 430 are represented by the Guyana Postal and Telecommunications Workers Union. GT&T and this union completed negotiations in the fourth quarter of 2004 on the salaries and wages section of a new contract. The two parties signed an agreement awarding workers (which will apply to non-unionized staff as well) a 7% increase for the period from October 2004 to September 2005 and a 6% increase for the period from October 2005 to September 2006. GT&T expects to commence negotiations on benefit increases some time in 2005. GT&T’s new contract with the union expires in September, 2006.

The Company and its other subsidiaries employed a total of approximately 83 persons at December 31, 2004. The Company considers its employee relations to be satisfactory.

Item 2.    Properties

At December 31, 2004, GT&T utilized approximately 266,000 square feet of building space on approximately 48 acres of land in various locations throughout Guyana, all of which is owned by GT&T. In addition, GT&T leases approximately 4,000 square feet of office space in Georgetown, Guyana. For additional information, see “Business—GT&T—Expansion.” GT&T carries insurance against damage to equipment and buildings, but not to outside plant. The Company and its other subsidiaries lease approximately 30,000 square feet of building space in various locations, including the U.S. Virgin Islands, Massachusetts, and Guyana.

Item 3.    Legal Proceedings

GT&T is involved in various regulatory and court proceedings in Guyana that are discussed in Item 1 “GT&T—Regulation” and Note 11 to the Consolidated Financial Statements included in this Report.

We are involved in various other litigation, the ultimate disposition of which, in the opinion of management, will not have a material adverse effect on the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Executive Officers of the Registrant

Set forth below are the executive officers of the Company as of the date hereof:

Name	Age	Position
Cornelius B. Prior, Jr.	71	Chief Executive Officer and Chairman of the Board of the Company; Chairman of the Board of GT&T
Steven J. Parrish	49	Vice President—Operations
Michael T. Prior	40	Chief Financial Officer and Treasurer
Lawrence M. Fuccella	41	Vice President—Carrier Relations
Douglas J. Minster	44	Vice President, General Counsel and Secretary
Christopher N. Burns, CPA	38	Chief Accounting Officer
Sonita Jagan	39	Chief Executive Officer—GT&T

Cornelius B. Prior, Jr. has been Chief Executive Officer and Chairman of the Board of ATN since December 30, 1997. From June 30, 1987 to December 1997 he was Co-Chief Executive Officer and President of the Company. He was Chairman of the Board of Virgin Islands Telephone Corporation from June 1987 to March 1997, and became chairman of the Board of GT&T in April 1997. Upon graduation from the Harvard School of Law in 1962, he spent one year as a Fullbright Scholar in Brazil and then joined the law firm of Sullivan and Cromwell in 1963. From 1980 until June 1987, Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group. He is the father of Michael T. Prior, the Chief Financial Officer and Treasurer of the Company. Mr. Prior is currently the Chairman of the Caribbean Association of National Telecommunications Organizations (“CANTO”).

Steven J. Parrish joined the Company in 2003 as Vice President of Operations. Mr. Parrish served as Senior Vice President, Network, for LighTrade, Inc., from May 2000 to February 2002 (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002). He has over 25 years of telecommunications experience. As a vice president at Ameritech, he led the successful Advanced Intelligent Network (AIN) effort from concept to implementation. Mr. Parrish led engineering and operations efforts as the EVP of Operations at USN Communications, a local telecommunications service reseller, and was Senior Vice President of Global Operations and Engineering at WorldPort Communications, with responsibilities over operations based in the U.S., Great Britain, and the Netherlands. He has B.S. in Electronics Engineering from the University of Illinois and an MBA specializing in Telecommunications from IIT.

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

Lawrence M. Fuccella became a Vice President of ATN in 1998. Mr. Fuccella joined GT&T as assistant finance controller in July 1992 after receiving his MBA from Virginia Commonwealth University. He became finance controller of GT&T in 1993. Since 1994 he has been Special Projects Director and Vice President—Carrier Relations, with responsibility for managing the Company’s limited wholesale long distance operations and relationships and its relationships with carriers and foreign telecommunications administrations. Mr. Fuccella also manages the operations of CHT.

Douglas J. Minster joined the Company in 2003 as Vice President and General Counsel. From November 1999 to February 2002 Mr. Minster was VP, External Affairs, at LighTrade, Inc. (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002), prior to which he headed corporate development at IP Radio, Inc., a wireless broadband service. He was part of the founding team and senior legal advisor at Time Warner Telecommunications, and founded a satellite radio company, developing the regulatory foundation for the satellite radio service. Mr. Minster began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He has a B.S. from Ithaca College and a J.D. from The Catholic University Columbus School of Law.

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

Sonita Jagan has been Chief Executive Officer of GT&T since 1999. Ms. Jagan joined GT&T in March 1993 as Assistant Financial Controller. She was promoted to Financial Controller in 1994 and was further promoted to General Manager—Internal Affairs in June 1999. Ms. Jagan received a Bachelor of Arts in Administration and Commerce from the University of Western Ontario, Canada. As previously announced by the Company (see the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2005), Ms. Jagan is resigning from GT&T effective June 1, 2005 because her husband moved to Eastern Europe in connection with his employment.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

The Company’s Common Stock, $.01 par value, is listed on the American Stock Exchange (“AMEX”) under the symbol “ANK”. The following table sets forth quarterly market price ranges for the Company’s Common Stock in 2003 and 2004:

2003 Quarters	High	Low
1st	$18.35	$15.51
2nd	$22.30	$17.02
3rd	$23.75	$20.25
4th	$29.25	$21.30

2004 Quarters	High	Low
1st	$32.08	$27.50
2nd	$32.50	$30.75
3rd	$32.25	$25.60
4th	$34.15	$28.07

The approximate number of holders of record of Common Stock as of March 21, 2005 was 62.

Dividends

The following table sets forth the quarterly dividends per share declared by the Company over the past three fiscal years ended December 31, 2004:

	1st	2nd	3rd	4th
2002	$0.20	$0.20	$0.225	$0.225
2003	0.225	0.225	0.25	0.25
2004	0.25	0.25	0.275	0.275

The declaration and payment of dividends on the Common Stock is at the discretion of the Board of Directors of the Company. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believe in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2002, 2003 and 2004, we paid a total annual dividend of $0.825, $0.925 and $1.025 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2004

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2004—October 31, 2004	—	—	—	$5,000,000
November 1, 2004—November 30, 2004	—	—	—	5,000,000
December 1, 2004—December 31, 2004	10,000	$33.05	10,000	4,669,540

Total	10,000	$33.05	10,000	$4,669,540

(1)	The shares were purchased from a private investor pursuant to a previously announced authorization by our Board of Directors in September 2004 to repurchase up to $5.0 million of our common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

Item 6.    Selected Financial Data

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

The following selected historical financial data have been derived from and are qualified by reference to, the audited consolidated financial statements of the Company. The selected historical consolidated financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto of the Company for the years ended December 31, 2002, 2003 and 2004. All dollar amounts are in thousands, except per share data.

	2000	2001	2002	2003	2004
Statement of Operations Data:
Telephone operations Revenues:
International long-distance revenues	$62,370	$62,467	$39,711	$42,017	$46,861
Local exchange service revenues	11,724	18,538	27,788	33,483	33,057
Other revenues	2,480	2,657	3,311	3,365	4,041

Total revenue	76,574	83,662	70,810	78,865	83,959
Total operating expenses	47,707	49,585	43,429	44,403	43,706

Income from telephone operations	28,867	34,077	27,381	34,462	40,253
Loss from other operations	(1,239)	(6,488)	(5,008)	(5,474)	(9,162)

Income from operations	27,628	27,589	22,373	28,988	31,091
Other income (expense), net	1,528	(763)	2,461	2,749	4,427

Income from operations before income taxes and minority interest	29,156	26,826	24,834	31,737	35,518
Income taxes	14,403	14,557	12,943	16,009	19,487

Income from operations before minority interest	14,753	12,269	11,891	15,728	16,031
Minority interest	(2,428)	(3,078)	(2,404)	(3,484)	(3,914)

Net Income	$12,325	$9,191	$9,487	$12,244	$12,117

Reported Income Per Share
Basic net income per share	$2.51	$1.84	$1.90	$2.44	$2.41

Diluted net income per share	$2.51	$1.83	$1.87	$2.43	$2.41

Dividends per share	$0.70	$0.80	$0.85	$0.95	$1.05

Balance Sheet Data:
Fixed assets, net	$72,459	$81,952	$87,113	$90,990	$100,092
Total assets	137,970	142,006	147,661	151,973	176,374
Short-term debt (including current portion of long-term debt)	1,687	2,402	1,899	1,081	687
Long-term debt, net	2,513	5,582	3,690	2,511	11,726
Stockholders’ equity	83,469	88,943	94,106	101,531	108,132

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Analysts’ Reports

This report contains forward looking statements within the meaning of the federal securities laws, including statements concerning future rates, revenues, costs, capital expenditures, and financing needs and availability and statements of management’s expectations and beliefs. Actual results could differ materially from these statements as a result of many factors, including future economic and political conditions in Guyana, the competitive environment in the markets and industries in which we operate, legal and regulatory actions, technological change and the matters discussed in the “Business—GT&T—International Traffic” section of this Report and in Note 11 to the Consolidated Financial Statements included in this Report.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the our policy to disclose to them any material non-public information or other confidential information. Accordingly, stockholders and prospective investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Introduction

The Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. Historically, GT&T derived most of its revenues from international telephone services. In 1997, the FCC issued a report and order setting maximum international settlement rates for telecommunications traffic between the U.S. and other countries. This order became effective with respect to traffic between the U.S. and Guyana on January 1, 2002 and required that from that date the settlement rate for traffic between the U.S. and Guyana be reduced from $0.85 per minute to $0.23 per minute. The international settlement rate is the amount which GT&T receives from U.S. carriers for inbound traffic from the United States and which GT&T pays to U.S. carriers for traffic from Guyana to the United States. Since the volume of inbound traffic from the United States to Guyana is traditionally 3-4 times the volume of outbound traffic from Guyana to the United States, the reduction in the international settlement rate for U.S.-Guyana traffic negatively impacted GT&T’s operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less.

During 2001, the government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector. We believe that the introduction of wireline based competition would require the termination of the monopoly provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. We also believe that the government is considering a shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government, however negotiations languished in the second quarter of 2002. In 2002, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”) to halt a proposed loan to the Government of Guyana on the ground that the American director of the IADB is prohibited from approving loans to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB concluding that we lacked standing. We decided not to appeal the decision. In March 2003, the Government invited the Company to resume negotiations. Subsequently the Government changed its outside counsel and sustained negotiations have not been held since. We are unable at this time to assess the impact of the government’s proposals on the future financial position or results of operations of the Company.

The principal components of operating expenses for the Company’s telephone operations are plant specific operations expenses, plant non-specific operations expenses, customer operations expenses, corporate operations expenses, international long-distance expenses, taxes other than income taxes and general and administrative expenses. These categories are consistent with FCC accounting practices. Plant specific operations expenses relate to support and maintenance of telephone plant and equipment and include vehicle expense, land and building expense, central office switching expense and cable and wire expense. Plant non-specific operations expenses consist of depreciation charges for telephone plant and equipment and expenses related to telephone plant and network administration, engineering, power, materials and supplies, provisioning and plant network testing. Customer operations expenses relate to marketing, providing operator services for call completion and directory assistance, and establishing and servicing customer accounts. Corporate operations expenses include GT&T’s expenses for executive management and administration, corporate planning, accounting and finance, external relations, personnel, labor relations, data processing, legal services, procurement and general insurance. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana and payments to audio text providers from whom GT&T derives international audio text traffic. Taxes other than income taxes include gross receipts taxes, property taxes, and other miscellaneous taxes. General and administrative expenses consist principally of parent company overheads and depreciation.

Other operations, as presented throughout this document, are comprised of the operating results of Choice, ATC and CHT.

The Company’s consolidated financial statements include, in addition to GT&T, the subsidiaries and affiliates listed in Note 1 to the Consolidated Financial Statements included in this Report.

Recent Developments

During the fourth quarter of 2004, faced with continuing losses and a general lack of prospects, we curtailed the collect calling operations of our CHT subsidiary. CHT plans on re-orientating its equipment, personnel and international connections towards providing international wholesale transport of telecommunications traffic. CHT has minimal assets and has had an insignificant effect on the Company’s net income in recent years; and we do not expect CHT to have a significant effect on our consolidated operating results in 2005. In early 2005, we also curtailed ATC’s call center operations, and we are examining a variety of strategic solutions including a possible sale, long-term lease or closure of the call center business. While ATC has the capability to employ 500 call center agents, a lack of customer contracts and revenues have caused the business to operate well below its capacity. The default in the fourth quarter of 2004 by ATC’s wholesale customer also led us to record a $1.2 million impairment charge during that period. As noted below, recent flooding in Guyana has also adversely impacted ATC’s operations in 2005.

On January 26, 2005 we filed a current report on Form 8-K indicating that our Guyana operations had been affected by severe flooding caused by persistent rains in the area over a period of approximately ten (10) days. Both our GT&T and ATC subsidiaries were affected. Estimated damages caused by the flooding are in excess of $500,000. While both companies have insurance policies that should cover the related flood damage, deductibles of up to $100,000 may apply and there is no certainty that costs incurred to mitigate flood damage will be covered by the insurers. ATC’s operations in the first quarter of 2005 are expected to suffer losses due to lost revenue and some property damage, while the flooding is not expected to have a material adverse impact on GT&T’s results, or the Company’s consolidated results, for the first quarter of 2005.

On March 14, 2005 we filed a current report on Form 8-K announcing that the current General Manager and CEO of its subsidiary GT&T, Ms. Sonita Jagan, resigned effective June 1, 2005. Ms. Jagan has been with GT&T for the last 12 years holding various positions of increasing responsibility and is leaving to join her husband in Romania. Ms. Jagan will be replaced by Mr. Joseph Singh, whose past positions include Major General of the army of Guyana, and most recently, Executive Director of Conservation International Guyana.

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

We have identified the critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider these accounting estimates to be critical because changes in the assumptions or estimates we have selected have the potential of materially impacting our financial statements.

Foreign Currency.    From the inception of GT&T’s operations through December 31, 2004, a significant portion of GT&T’s cash receipts and expenditures have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T’s functional currency and any transaction gains and losses on non U.S. dollar denominated assets and liabilities are reflected in income. Late in 2003 and early 2004, the value of the Guyana dollar declined in relation to the U.S. dollar, resulting in foreign exchange gains. While the decline in rates did not have a significant impact on the Company’s revenues or operating expenses, the decline has offset growth in GT&T’s local exchange and outbound international long distance revenues, which are billed and paid in Guyana dollars. Further declines in the value of the Guyana dollar may have an adverse impact on the Company’s future operating results as growth of local currency denominated revenues continues. As of December 31, 2004, $3.7 million of the Company’s $39.9 million of consolidated cash and cash equivalents was in Guyana dollars. With the decline in international settlement rates, the expansion of GT&T’s cellular business and the increases that GT&T has received and hopes to receive in its rates for local service, the Guyana dollar may become GT&T’s functional currency in the future.

Revenue Recognition.    Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. GT&T determines the country of origin of traffic it receives from foreign carriers to apply the appropriate rate to minutes of long-distance traffic carried by it. In determining the appropriate amount of revenue to recognize for a particular carrier or transaction, GT&T applies the criteria established by Staff of Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104) and defers those items that do not meet the recognition criteria and also relies on its past history of disputes and collections with each carrier in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. GT&T operates in a regulated industry, therefore its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

The Company recognizes revenue from subscriptions to Choice Communications’ internet, cable television, paging and other services monthly, as the services are provided, net of management’s best estimate of uncollectible accounts. Revenues at CHT and ATC are not material and are not expected to be material in future periods. Revenues from the services provided by these companies are recognized when provided.

The Company’s subsidiary, GT&T, charges an activation fee to new cellular subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. The Company determined that the activation fees do not represent a separate unit of accounting under EITF 00-21. Accordingly, the Company’s policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T’s and the Company’s financial position and results of operations for all periods presented. Installation fees charged by Choice Communications to customers subscribing to cable and internet services have also historically been immaterial to both Choice’s and the Company’s financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice’s monthly service offerings. The Company determined that the activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company’s policy is to recognize these fees as revenue when the services are performed.

Valuation of Accounts Receivable.    A considerable amount of judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. The Company establishes and maintains reserves for sales that do not meet the recognition criteria established by SAB 104, possible unreported or uncollectible minutes from foreign carriers and doubtful accounts from customers. Due to the nature and timing of carrier settlements, adjustments affecting revenue and the corresponding receivable can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. However, the amounts the Company will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable. For example, increasing our estimate of uncollectible accounts from approximately 1% to 2% would decrease the Company’s consolidated revenues by approximately $800,000 per year.

Property, Plant and Equipment.    The Company operates in an environment where rapid changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. The Company provides for depreciation using the straight-line method.

No gain or loss is recognized in connection with ordinary retirements of depreciable property. With regard to GT&T, as of January 1, 1998, we adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission. In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC. Because GT&T operates in a regulated environment, it accounts for costs in accordance with the accounting principles for regulated enterprises. Accordingly, fixed assets are depreciated over lives approved by regulators, and certain costs and obligations are deferred based on approvals received from regulators to permit recovery of such amounts in future years.

Long-Lived and Intangible Assets.    In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections. We assessed our long-lived assets for impairment during 2004, and determined that an impairment charge of $1.7 million was required to write down the carrying amount of certain assets to their estimated fair value as these assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent to which these assets were being utilized in the business, which was caused by the unfavorable business climate within the industry and continued losses in each segment.

We also assess the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 “Goodwill and Other Intangible Assets”. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. We recorded a $1.6 million impairment charge for goodwill at Choice during 2004.

Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The fair value of a liability for an asset retirement obligation is to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized and included as part of the carrying value of the long-lived asset and depreciated over the useful life of the asset. SFAS No. 143 was effective for the Company beginning on January 1, 2003. In the case of GT&T we have not provided for costs related to the removal of tangible long-lived assets because there are no obligations under any of our leases or under any existing or enacted laws, statutes or ordinances or elsewhere that would require us to provide for costs related to the retirement of those assets. In the case of our other businesses, principally Choice Communications, we lease tower space from third parties. While we have obligations under certain leases to remove equipment placed on these towers (failure to remove the equipment would result in the landlord retaining possession of such equipment and selling or otherwise disposing of it with no further obligation to Choice), the costs associated with removal are immaterial to our business and have not been provided for in our financial statements. We periodically review our obligations and update our cost estimates. If laws are enacted or circumstances change, amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

Tax Related Accruals.    Our estimate of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9 to the Company’s Consolidated Financial Statements included in this Report. These reflect the assessment of actual current and future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income tax could vary from these estimates due to future changes in tax law. The Company is also subject to tax audits from various jurisdictions, particularly in Guyana. It makes estimates based on the available information and consults with experts where necessary. The Company believes its estimates are reasonable; however, they may change materially in the future due to new developments or interpretation.

Contingencies.    We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2004, the majority of which are not recorded on our books. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. See Note 11 to the Consolidate Financial Statements included in this Report.

RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

Net income for the year ended December 31, 2004 was $12.1 million, or $2.41 per share basic and diluted, as compared to $12.2 million, or $2.44 per share basic and $2.43 per share diluted for 2003, a decrease of

$0.1 million or 1%. Net income for 2004 was reduced by the recording in the third and fourth quarter of several significant impairment and other charges totaling approximately $4.0 million. The impact of these charges was partly offset by some large carrier settlements we recognized on a cash basis and a foreign exchange gain, which together increased 2004 net income by approximately $1.2 million.

Telephone Operations.    Telephone operating revenues for the year ended December 31, 2004 were $84.0 million as compared to $78.9 million for 2003, an increase of $5.1 million or 6%. International long distance revenues increased by 12% resulting from an 18% increase in international traffic. Approximately $1.0 million of this increase relates to the receipt of amounts owed to GT&T from several large international carriers that were significantly past due and were recognized on a cash basis. GT&T received $1.7 million in such settlements during the latter part of 2004 as compared to $750,000 received in the fourth quarter of 2003. Excluding the effect of these settlements, telephone operating revenues grew by 5% and international long distance revenue grew by 9%. The increase in international traffic during 2004 primarily reflects increased lines and cellular subscribers in service. Unlike GT&T’s inbound international traffic, outbound international traffic, which amounted to approximately 15% of GT&T’s international traffic in 2004, is billed and paid in local currency and therefore revenue for this traffic was negatively impacted by the 14% decline in value of the Guyana dollar in 2004. In addition, termination rates for both inbound and outbound calls between Guyana and countries other than the United States continued to decline towards U.S. levels, which we believe contributed to the increase in traffic volumes in 2004. See “Business—GT&T—International Traffic.”

Local exchange service revenues were $33.1 million, down slightly from the $33.5 million reported in 2003. GT&T’s subscriber growth led to an increase in local exchange revenues in local currency, but the decline in the value of the Guyana dollar in 2004 offset growth in this category. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risks” included in this Report. The number of GT&T’s cellular subscribers increased from approximately 119,000 at December 31, 2003 to approximately 151,000 at December 31, 2004 and GT&T’s wireline subscribers (access lines) increased by 11% during 2004 to approximately 103,000 lines in service at the end of the year. The growth in access lines in 2004 mainly reflects the successful completion of the planned rollout of service to new areas of Guyana. On the cellular side, GT&T was able to expand its capacity and also commenced offering GSM/GPRS services and handsets during the fourth quarter of 2004. However, given the launch in late 2004 of a new cellular services competitor and GT&T’s increased penetration of the market, GT&T’s cellular subscriber base is unlikely to grow as rapidly in 2005 and may, in fact, decline.

Despite the growth in total telephone operating revenue, total telephone operating expenses, which consists of telephone operating expenses, international long distance expenses and general and administrative expenses at GT&T and the parent company, declined by approximately $700,000 or 2% to $43.7 million for 2004 from $44.4 million for 2003 due to cuts in international long distance expenses and the positive impact of the decline in value of the Guyana dollar on GT&T’s local currency expenses. International long distance expenses declined by $2.0 million or 28% due to more efficient routing of outbound traffic lowering average outbound termination rates. General and administrative expenses, which consist mainly of overhead expense of the parent company, were $6.6 million and essentially unchanged from 2003 levels. General and administrative expenses during 2004 benefited from decreased salary and bonus expense, lower travel expenditures, and the shifting of certain parent company headquarters personnel to focus primarily on Choice, reallocating the related salary expense to other operations. These reductions were offset by charges of $600,000 related to a reduction in the carrying value of certain assets at ATN, and the settlement of a lawsuit in the third quarter of 2004. Additionally, we experienced an increase in professional fees, primarily related to compliance with the Sarbanes-Oxley Act of 2002. We expect the cost of compliance with the Sarbanes-Oxley Act to increase significantly in 2005 and 2006. Telephone operating expenses, which includes depreciation, increased by $1.3 million or 4% compared to 2003 levels due to the large increase in GT&T’s lines and cellular subscribers.

Income from telephone operations was $40.3 million for the year ended December 31, 2004 as compared to $34.5 million and for the corresponding period of 2003. This represents an increase of nearly 17%.

Other Operations.    Other operations reflects the combined operating results of Choice Communications, CHT, and ATC. Losses from other operations were $9.2 million for the year ended December 31, 2004 as compared to $5.5 million for 2003, as both Choice ($1.7 million) and ATC ($1.2 million) recorded impairment losses, discussed below, and revenue growth at these business units did not keep pace with expenditures. In 2005, we expect the losses from ATC to be significantly lower than 2004, and we expect Choice’s losses to decline more modestly.

Revenues from other operations increased by 20% to $5.3 million for 2004 as compared to $4.4 million for 2003. The growth in revenues was primarily attributable to Choice Communications, which reported an increase of approximately $668,000 or 15% compared to 2003 levels. Choice’s cable television revenues increased nearly 66% to approximately $2.5 million in 2004 on a 41% increase in subscribers and the sale of more premium service packages. However, growth in television revenues was partially offset by an 11% decline in Choice’s other revenues, mainly due to attrition in Choice’s dial-up internet base. Revenues from Atlantic Tele-Center increased by $256,000 over 2003 levels due to the completion of a wholesale arrangement with another call center company during the third quarter of 2004, improved collections experience and revenues from Atlantic Tele-Satellite (“ATS”). Revenues from Call Home Telecom were not significant in either 2003 or 2004.

The increased loss from other operations was primarily due to increased expenses at Choice of $1.9 million attributable to increased depreciation and compensation expenses and TV programming costs. The increase in these items reflects Choice’s additional investment in plant and strong growth in TV subscribers. We concluded that the goodwill on Choice’s balance sheet was impaired and recorded a charge for $1.6 million in the fourth quarter of 2004. Choice also recorded a $50,000 charge in the third quarter of 2004 to write-off non-productive assets. ATC’s wholesale arrangement, combined with better expense management, contributed to a $919,000 reduction in call center losses, before impairment charges, during 2004, an improvement of 51% when compared to 2003 levels. These savings were partly offset by losses associated with the ATS satellite internet business of $382,000. ATC’s wholesale customer defaulted during the fourth quarter of 2004. As a result of the default, we are considering strategic alternatives, including the sale or closure of the facility, and based on the default, we concluded that ATC’s call center assets were impaired at December 31, 2004, and recorded a charge of $1.2 million against the $1.7 million of these assets on our books. The flooding in Guyana in January 2005, which caused substantial damage to the main facility, further impacted ATC’s operations. As to CHT, given the very small size of its collect-calling business and lack of prospects for growth, we have decided to curtail CHT’s collect-calling operations and expect to redeploy its assets to support the wholesale transport of telecommunications traffic.

Other Income/Expense.    Equity in the earnings of Bermuda Digital Communications, a cellular operator in Bermuda, was $2.6 million for the year ended December 31, 2004, as compared to $2.0 million for 2003, an increase of 27%. The increase in equity in earnings of BDC for 2004 primarily reflects higher airtime, long distance, and roaming revenues. An increase in subscribers from 17,800 at December 31, 2003 to 20,026 also contributed to the revenue increase. In addition, BDC entered into roaming agreements in late 2003 and early 2004 with the two largest US CDMA carriers, along with certain other carriers, and these agreements helped drive the increase in long distance and roaming revenues, from both BDC’s subscribers traveling abroad and visitors to Bermuda. While it may be difficult for BDC to achieve similar substantial growth in 2005 because of competition and the limited size of their market, we are hopeful that BDC’s new high-speed data services will provide a significant additional revenue stream in 2005 and beyond. See “Business—BDC.”

Other income (expense), excluding the effect of the Company’s equity in earnings of BDC, includes foreign exchange gains and losses incurred by the Company on our foreign operations, interest income, interest expense, management fees earned from BDC and other non-operating items. Other income was $1.9 million for the year ended December 31, 2004 and $718,000 for 2003. The results reflect foreign exchange gains recorded by the Company of $988,000 for 2004, as compared to foreign exchange gains of $44,000 for 2003. The improvement in 2004 resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities and resulted in a non-cash gain. Interest income, net of interest expense, was $306,000 in 2004 compared to $87,000 in 2003 reflecting an increase in interest rates earned on higher average cash balances during 2004 and a lower average interest rate on borrowings throughout the year. Management fees received from BDC, which are based on BDC’s revenue, were $1.2 million in 2004 compared to $948,000 in 2003 reflecting continued growth in BDC’s business. Other income (expense) in 2004 also includes a charge of $570,000 related to the write-off of loans made in connection with our investment in LighTrade, Inc., as compared to a total charge of $275,000 during 2003 to write-down certain assets at ATN. Excluding BDC, other income is likely to decline in 2005 if there are no foreign exchange gains

Our effective tax rate for the year ended December 31, 2004 was 54.8% as compared to 50.4% for 2003. The increase in the effective tax rate during 2004 was primarily due to the recording of approximately $3.6 million in non-cash charges related to the write down of assets for which there was no associated tax benefit.

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

International long-distance revenues increased by $2.3 million or 6% on greater traffic volumes but lower revenue per minute. The 26% increase in international traffic in 2003 primarily reflects increased lines and cellular subscribers in service. Throughout 2003, termination rates for both inbound and outbound calls between Guyana and countries other than the United States declined towards U.S. levels. In addition to lowering average revenue per minute for inbound calls and average cost per minute for outbound calls, this worldwide price decline likely contributed to the increase in traffic volumes in 2003. See “Business—GT&T—International Traffic.”

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

Losses from other operations were $5.5 million for 2003 as compared to $5 million for 2002. Revenues of these operations increased to $4.4 million for 2003 as compared to $3.9 million for 2002, an increase of 13%. The increase in revenues was primarily attributable to increased revenues from Choice Communications, as cable TV revenues increased over 200% to approximately $1.5 million due to a 76% increase in subscribers and the sale of more premium service packages. This increase in revenue was partially offset by declines in revenue at Call Home Telecom and Atlantic Tele-Center due to poor collections experience. Expenses of other operations were $9.9 million for 2003 as compared to $8.9 million for 2002, an increase of 11%. This increase in expenses was primarily due to increases in costs incurred at Choice Communications and CHT, which were partially offset by reduced expenses at ATC.

Other income was $2.7 million for 2003 compared to $2.5 million in 2002, an increase of 11.7%. The increase was primarily attributable to net foreign exchange gains of $44,000 in 2003 as compared to a net loss of $573,000 in 2002. The improvement resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar late in 2003, which decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. However, this gain was substantially offset by losses incurred during the year selling Guyana dollars at rates below the central bank exchange rate quoted by the Bank of Guyana. Interest expense declined by $262,000 due to a lower variable rate of interest on our outstanding debt and a reduction in the principal balance outstanding. Interest income declined by $480,000 consistent with the decline in interest rates during 2003.

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

Liquidity and Capital Resources

The following table discloses aggregate information about our contractual obligations as of December 31, 2004 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Long term debt including interest	$12.4	$0.7	$4.1	$5.4	$2.2
Operating lease obligations	$4.4	$0.5	$1.0	$0.8	$2.1

As of December 31, 2004, the Company had $39.9 million in cash and cash equivalents as noted on the Company’s consolidated balance sheet and statement of cash flows. This represents an increase of $7.6 million compared to December 31, 2003. Cash provided by operating activities was $41.6 million in 2004 compared to $26.5 in 2003. The principal uses of cash in 2004 were $25.3 million for capital equipment, $8.1 million for the purchase of marketable securities, $5.1 million for dividends paid to shareholders of the Company’s common stock, $3.25 million for distributions to minority shareholders, and $1.2 million for principal reduction on long term debt.

On October 16, 2003, the Company obtained a $15.3 million credit facility that allows for borrowings of up to $10.0 million for external acquisitions and investments, $5.0 million for general corporate purposes, and a $300,000 revolving line of credit. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. As of December 31, 2004 the Company had drawn $10.0 million under this facility. During 2001, ATN entered into two separate financing arrangements with U.S. Bancorp Equipment Finance, Inc. These loans are collateralized by property of ATN and its subsidiaries. As of December 31, 2004, approximately $488,000 and $1.9 million were outstanding on these loans. The loans mature in 2005 and 2008. Interest is payable on the outstanding principal balance at a variable rate based on three-month LIBOR plus 6.52% and 3.36%, respectively, but there are penalties for prepayment. As of December 2004, the interest rates on these loans were 8.9% and 5.74%, respectively.

Towards the end of 2004 and continuing in early 2005, we invested a large portion of our cash balances into highly rated debt instruments and other securities. Investments in these items will generally be recorded as “marketable securities” on our balance sheet. While we believe this is a prudent way to increase returns on our cash, these investments carry more risk to principal than bank money market accounts due to the possibility of adverse market changes or negative developments involving the issuer of any such instruments. We try to minimize these risks by generally seeking instruments with shorter maturities issued by highly rated government agencies or corporations, but there is no way to eliminate the risk to principal.

We believe our existing cash balances and other capital resources, including the remaining amounts available under the $15.3 million credit facility, are adequate to meet our current operating and capital needs. Our primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 11 to the Consolidated Financial Statements included in this Report could have a material adverse impact on the Company’s liquidity. Neither GT&T nor BDC is subject to any contractual restrictions on the payment of dividends.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the rate increases previously awarded to and currently sought by GT&T, the growth of GT&T’s local exchange operations and the general trend toward lower international settlement rates, it is likely that an increasing portion of the Company’s revenues will be earned in Guyana currency. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. The limited liquidity has not prevented us from converting Guyana currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations. As of December 31, 2004, approximately $3.7 million of the Company’s $39.9 million total cash balance consisted of balances held in Guyana dollars. See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk.”

From time to time we explore opportunities to acquire communications properties or licenses in the Caribbean, Latin America, the United States and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

The Company anticipates making capital expenditures on existing businesses of approximately $15.0 to $18.0 million during fiscal 2005, for, among other things, GT&T wireline expansion, including new switches and cabling, increasing GT&T’s cellular capacity and enhancing coverage in urban areas, and coverage and service expansion at Choice Communications. The Company also expects that Bridge International Communications will draw down additional amounts on its secured credit facility with the Company. As of March 21, Bridge had drawn down an additional $500,000 under the facility during the first quarter of 2005. See Note 15 to the Consolidated Financial Statements included in this Report.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in any of the years 1999 through 2004.

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R)

supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company expects to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the January 1, 2005 adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2005 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2005 that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost on grants of employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) share in Note 2 to our Consolidated Financial Statements included in this report. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carry forwards available to offset future U.S. federal and state taxable income. We do not expect the adoption of SFAS No. 123 (R) to have a material effect on the Company’s financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The effect of the devaluation of the Guyana dollar on the Company’s consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; the Company did not incur similar losses in 2004.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under generally accepted international accounting principles, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” above.

The Company has approximately $12.4 million of long term debt at December 31, 2004. The interest rates associated with this debt are variable and subject to change with the market. An increase in rates will increase the Company’s cost of borrowing and have a negative impact on our earnings.

Item 8.    Financial Statements and Supplementary Data

Consolidated financial statements of the Company and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item will be included in the Company’s definitive proxy statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), and such information is incorporated herein by reference, except that the information regarding the Company’s executive officers called for by this item is included in Item 4 of Part I under the heading “Submission of Matters to a Vote of Security Holders.”

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

3. Exhibits

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

3.2	By-Laws of the Company (incorporated by reference to Exhibit 3(b) to the Company’s Registration Statement on Form S-1 dated September 27, 1991).

3.3	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(ii) to the Company’s Current Report on Form 8-K dated February 16, 1996).

3.4	Amendment to the By-Laws of the Company (incorporated by reference to Exhibit 3(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1	1998 Stock Plan (incorporated by reference to Exhibit L to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.2	Amendments to the 1998 Stock Plan (incorporated by reference to Exhibit M to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.3	Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated May 13, 2001).

14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year-ended December 31, 2003).

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005	ATLANTIC TELE-NETWORK, INC.

	By:	/s/ CORNELIUS B. PRIOR, JR.
Cornelius B. Prior, Jr. Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chief Executive Officer and Chairman of the Board	March 30, 2005

/s/ MICHAEL T. PRIOR Michael T. Prior	Chief Financial Officer and Treasurer	March 30, 2005

/s/ CHRISTOPHER N. BURNS Christopher N. Burns	Chief Accounting Officer	March 30, 2005

/s/ CHARLES ROESSLEIN Charles Roesslein	Director	March 30, 2005

/s/ ERNST BURRI Ernst Burri	Director	March 29, 2005

/s/ HENRY WHEATLEY Henry Wheatley	Director	March 29, 2005

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2002, 2003, and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Atlantic Tele-Network, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2005

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2004

(In Thousands, Except Share Data)

	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$32,320	$39,900
Marketable securities	—	8,081
Accounts receivable, net of allowances	9,223	7,495
Materials and supplies	3,624	5,228
Prepayments and other current assets	2,018	1,825

Total current assets	47,185	62,529

Fixed Assets:
Property, plant, and equipment	139,488	162,909
Less accumulated depreciation	(48,498)	(62,817)

Net fixed assets	90,990	100,092

Goodwill	1,593	—
Other intangible assets, net	300	74
Investment in Bermuda Digital Communications, Ltd.	7,515	9,638
Other assets	4,390	4,041

Total assets	$151,973	$176,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,081	$687
Accounts payable and accrued liabilities	8,125	10,670
Dividends payable	1,271	1,402
Accrued taxes	6,352	11,663
Advance payments and deposits	2,691	3,303
Other current liabilities	1,143	3,927

Total current liabilities	20,663	31,652
Deferred income taxes	7,040	5,142
Long-Term debt, excluding current portion	2,511	11,726
Other long-term liabilities	420	—

Total liabilities	30,634	48,520

Minority interests	19,808	19,722

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,000,673 and 5,004,567 shares outstanding in 2003 and 2004, respectively	52	52
Treasury stock, at cost; 150,751 and 146,857 shares, in 2003 and 2004, respectively	(1,839)	(2,000)
Additional paid-in capital	56,019	56,767
Equity contribution receivable from related party	—	(858)
Retained earnings	47,299	54,171

Total stockholders’ equity	101,531	108,132

Total liabilities and stockholders’ equity	$151,973	$176,374

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2003, and 2004

(In Thousands, Except Per Share Data)

	2002	2003	2004
Telephone operations:
Operating revenues:
International long-distance revenues	$39,711	$42,017	$46,861
Local exchange service revenues	27,788	33,483	33,057
Other revenues	3,311	3,365	4,041

Total telephone operating revenues	70,810	78,865	83,959

Operating expenses:
International long-distance expenses	9,344	7,087	5,068
Plant-specific operations	5,404	5,464	5,030
Plant-nonspecific operations	11,778	13,899	15,232
Customer operations	4,145	5,003	5,295
Corporate operations	6,126	5,442	5,584
General and administrative expenses	5,776	6,637	6,632
Taxes other than income taxes	856	871	865

Total telephone operating expenses	43,429	44,403	43,706

Income from telephone operations	27,381	34,462	40,253

Other operations:
Revenues of other operations	3,908	4,422	5,293
Expenses of other operations	(8,916)	(9,896)	(11,580)
Asset impairments	—	—	(2,875)

Loss from other operations	(5,008)	(5,474)	(9,162)

Income from operations	22,373	28,988	31,091

Other income (expense):
Interest expense	(686)	(424)	(281)
Interest income	991	511	587
Other income (expense), net	344	632	1,553
Equity in earnings of Bermuda Digital Communications, Ltd.	1,812	2,030	2,568

Other income (expense), net	2,461	2,749	4,427

Income before income taxes and minority interest	24,834	31,737	35,518
Income taxes	12,943	16,009	19,487

Income before minority interests	11,891	15,728	16,031
Minority interest	(2,404)	(3,484)	(3,914)

Net income	$9,487	$12,244	$12,117

Net income per share:
Basic	$1.90	$2.44	$2.41

Diluted	$1.87	$2.43	$2.41

Weighted average common shares outstanding:
Basic	5,000	5,018	5,025

Diluted	5,071	5,033	5,025

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2003, and 2004

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Equity Contribution Receivable from Related Party	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders Equity
Balance, December 31, 2001	52	$(1,501)	$55,787	$—	$34,571	$34	$88,943
Purchase of 20,518 shares of common stock	—	(300)	—	—	—	—	(300)
Reissuance of 2,500 shares of common stock from treasury for exercise of stock options	—	47	1	—	—	—	48
Reissuance of 8,997 shares of common stock from treasury under Directors’ Remuneration Plan	—	85	(85)	—	—	—	—
Award of 15,209 shares of common stock under Directors’ Remuneration Plan	—	—	211	—	—	—	211
Dividends on common stock	—	—	—	—	(4,249)	—	(4,249)
Net income	—	—	—	—	9,487	—	9,487
Other comprehensive loss	—	—	—	—		(34)	(34)

Balance December 31, 2002	52	(1,669)	55,914	—	39,809	—	94,106
Reissuance of 66,667 shares of common stock from treasury for exercise of stock options	—	833	—	—	—	—	833
Purchase of 66,667 shares of common stock	—	(1,148)	—	—	—	—	(1,148)
Reissuance of 12,500 shares of common stock from treasury for exercise of stock options	—	127	43	—	—	—	170
Reissuance of 1,817 shares of common stock from treasury under Directors’ Remuneration Plan	—	18	(18)	—	—	—	—
Award of 4,685 shares of common stock under Directors’ Remuneration Plan	—	—	80	—	—	—	80
Dividends on common stock	—	—	—	—	(4,754)	—	(4,754)
Net income	—	—	—	—	12,244	—	12,244

Balance, December 31, 2003	52	(1,839)	56,019	—	47,299	—	101,531

Purchase of 10,000 shares of common stock	—	(331)	—	—	—	—	(331)
Reissuance of 13,894 shares of common stock from treasury under Directors’ Remuneration Plan	—	170	(170)	—	—	—	—
Award of 1,938 shares of common stock under Directors’ Remuneration Plan	—	—	60	—	—	—	60
Dividends on common stock	—	—	—	—	(5,245)	—	(5,245)
Net income	—	—	—	—	12,117	—	12,117
Equity Contribution, Related Party	—	—	858	(858)	—	—	—

	$52	$(2,000)	$56,767	$(858)	$54,171	$—	$108,132

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2003, and 2004

(In Thousands)

	2002	2003	2004
Cash flows from operating activities:
Net income	$9,487	$12,244	$12,117
Adjustments to reconcile net income to net cash flows provided by operating activities
Depreciation and amortization	10,759	12,473	14,709
Loss on uncollectible loans	—	—	570
Asset impairments	—	—	3,325
Deferred income taxes	2,506	3,135	(1,039)
Minority interests	2,404	3,484	3,914
Equity in earnings of Bermuda Digital Communications, Ltd.	(1,812)	(2,030)	(2,568)
Changes in operating assets and liabilities:
Accounts receivable, net	6,729	764	1,847
Materials and supplies, prepayments, and other current assets	(552)	766	(1,351)
Accounts payable and accrued liabilities	(898)	(1,969)	698
Accrued taxes	1,443	(1,426)	4,452
Other	(652)	(924)	4,935

Net cash provided by operating activities	29,414	26,517	41,609

Cash flows from investing activities:
Capital expenditures	(15,729)	(16,156)	(25,317)
Sale (purchase) of marketable securities	6,385	—	(8,081)
Payments by Bermuda Digital Communications Ltd.	3,749	278	445
Advances to Bridge International Communications, Inc.	—	—	(1,195)
Investment in LighTrade, Inc.	(320)	—	—
Other investments	—	(182)	—

Net cash used in investing activities	(5,915)	(16,060)	(34,148)

Cash flows from financing activities:
Repayment of long-term debt	(2,395)	(1,998)	(1,179)
Issuance of long-term debt	—	—	10,000
Purchase of common stock	(300)	(315)	(331)
Proceeds from stock option exercise	25	170	—
Distribution to minority stockholders	(3,550)	(2,000)	(3,250)
Dividends paid on common stock	(4,164)	(4,645)	(5,121)

Net cash provided by (used in) financing activities	(10,384)	(8,788)	119

Net change in cash and cash equivalents	13,115	1,669	7,580
Cash and cash equivalents, beginning of year	17,536	30,651	32,320

Cash and cash equivalents, end of year	$30,651	$32,320	$39,900

Supplemental cash flow information:
Interest paid	$686	$390	$281

Income taxes paid	$12,096	$12,350	$14,598

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2003, and 2004

1.    ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, specialized mobile radio, paging and the wireless cable television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and Internet access and data services in Haiti and which the Company has written down (see Note 3). Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a Web-enabled call center in Guyana providing customer support to companies serving the U.S. and other markets, and a small satellite-based internet services business, serving customers in Latin America and the Caribbean, call center operations were curtailed in early 2005. During 2004, we curtailed the operations of Call Home Telecom, LLC, a wholly owned subsidiary of ATN providing collect calling services from Guyana, and are examining the development by this unit of a wholesale international long distance business. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service in Bermuda and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their revenues.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated balance sheets as of December 31, 2003 and 2004 and the results of operations and cash flows for the three-year period ended December 31, 2004 include the accounts of the Company and its majority-owned subsidiaries. Investments in affiliated entities in which the Company has at least 20% ownership and less than 50% ownership and does not have management control are accounted for using the equity method of accounting. We account for investments where we own less than 20% and management has determined that the Company does not have the ability to exert significant influence over the operations of these entities under the cost method. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, useful lives of our fixed assets, and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments with a remaining maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2003 and 2004, the Company had deposits with banks in excess of FDIC insured limits and a significant portion of its cash is on deposit with non-insured institutions such as corporate money market issuers. The Company’s cash and cash equivalents are not subject to any restriction. As of December 31, 2003 and 2004, $8.7 million and $3.7 million, respectively, of the Company’s cash was denominated in the Guyana dollar. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented us from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Marketable Securities

The Company classifies marketable securities as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders’ equity. Gains or losses on securities sold are based on the specific identification method.

Materials and Supplies

Materials and supplies primarily include customer premise equipment, cables, and poles at GT&T and are carried at weighted average cost.

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

The Company provides for depreciation using the straight-line method generally between 3 and 15 years. No gain or loss is recognized in connection with ordinary retirements of depreciable property. With respect to GT&T, as of January 1, 1998, we adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission (“PUC”). In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Intangible assets consist primarily of licenses, customer lists, and non-compete agreements. Intangible assets are amortized over the following estimated useful lives:

Years
FCC licenses	10
Customer lists	5
Non-compete agreements	6

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In 2001, goodwill was amortized using the straight-line method over periods of benefit that did not exceed 12 years. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 142 as of January 1, 2002, no amortization was taken on goodwill in 2002, 2003 or 2004. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying value. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company recorded a $1.6 million impairment charge to write-down goodwill at Choice during 2004. (See Note 6 for additional information.)

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections. The Company assessed its long-lived assets for impairment during 2004 and determined that an impairment charge of $1.7 million was required to write down the carrying amount of certain assets at ATC and ATN Corporate to their estimated fair value as these assets were identified as being excess, obsolete or carried at values that may not have been recoverable due to an adverse change in the extent to which these assets were being utilized in the business. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2003 and 2004. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

Minority Interests

Minority interests in the accompanying consolidated statements of operations represent minority stockholders’ share of the income or loss of GT&T. The minority interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses and net of any distribution from the consolidated subsidiaries.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Local exchange service and international long-distance revenues are recognized when earned, regardless of the period in which they are billed. The Company determines the country of origin of traffic it receives from foreign carriers to apply the appropriate rate to minutes of long-distance traffic carried by it. In determining the appropriate amount of revenue to recognize for a particular carrier or transaction, GT&T applies the criteria established by Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104) and defers those items that do not meet the recognition criteria and also relies on its past history of disputes and collections with each carrier in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. However, GT&T operates in a regulated industry, therefore, its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

The Company recognizes revenue from subscriptions to Choice Communications’ internet, cable television, paging and other services monthly, as the services are provided, net of management’s best estimate of uncollectible accounts. Revenues at CHT and ATC have not been material and are not expected to be material in future periods. Revenues from the respective services are recognized as the services are provided.

The Company’s subsidiary, GT&T, charges an activation fee to new cellular subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. The Company determined that the activation fees do not represent a separate unit of accounting under Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, the Company’s policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T’s and the Company’s financial position and results of operations for all periods presented. Installation fees charged by Choice Communications to customers subscribing to cable and internet services have also historically been immaterial to both Choice’s and the Company’s financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice’s monthly service offerings. The Company determined that Choice’s activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company’s policy is to recognize these fees as revenue when the services are performed.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using currently enacted tax rates.

Credit Concentrations and Significant Customers

MCI, consisting primarily of international long distance revenues, comprised approximately 23%, 21%, and 17%, respectively, of telephone operating revenues in 2002, 2003 and 2004, respectively, and IDT Corporation accounted for 13% of telephone operating revenues during 2004. No other customers accounted for more than 10% of total revenue.

Foreign Currency Gains and Losses

With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For the year ended December 31, 2002, foreign currency losses related primarily to buying and selling currency to meet liquidity needs and amounted to a loss of $573,000. During 2003 and 2004, the value of the Guyana dollar declined in relation to the U.S. dollar. The $44,000 foreign exchange gain recorded in 2003 included foreign exchange losses incurred from buying and selling currency to meet liquidity needs, offset by a gain of $1.55 million recorded in December 2003 as a result of a decline in the Guyana dollar (G$) from G$180 to the U.S. dollar to G$195. During 2004 foreign exchange gains were $988,000 and include a gain of $924,000 recorded as a result of further declines in the value of the Guyana dollar from G$195 to the U.S. dollar to G$205, due to GT&T’s net liability position.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2003 and 2004 include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2003 and 2004, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Currently, the Company’s stock options are its only potentially dilutive securities. For the years ended December 31, 2002, 2003, and 2004, dilutive securities were included in the calculation of diluted net income per share using the treasury stock method.

A reconciliation of basic net income per share to diluted net income per share for the years ended December 31, 2002, 2003, and 2004 is as follows (in thousands, except per share data):

	2002			2003			2004
	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share	Net Income	Weighted Average Shares	Net Income per share
Basic net income	$9,487	5,000	$1.90	$12,244	5,018	$2.44	$12,117	5,025	$2.41

Dilutive securities:
Stock options	0	71	(0.03)	0	15	(0.01)	0	0	—

Diluted net income	$9,487	5,071	$1.87	$12,244	5,033	$2.43	$12,117	5,025	$2.41

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Based Compensation

At December 31, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2002	2003	2004
Net income:
As reported—basic and diluted	$9,487	$12,244	$12,117
Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150)	67	0

Pro forma—basic and diluted	$9,337	$12,311	$12,117

Earnings per share:
As reported—basic	$1.90	$2.44	$2.41

As reported—diluted	$1.87	$2.43	$2.41

Pro forma—basic	$1.87	$2.45	$2.41

Pro forma—diluted	$1.84	$2.45	$2.41

New Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company expects to adopt SFAS No. 123(R) on July 1, 2005. SFAS No. 123(R) permits the Company to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the January 1, 2005 adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2005 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2005 that remain unvested on the adoption date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The company plans to adopt SFAS No. 123(R) using the modified prospective method.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost on grants of employee stock options. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) share above. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement is not anticipated to be material since the Company does not currently recognize a benefit of excess tax deductions because of federal and state net operating loss carryforwards available to offset future U.S. federal and state taxable income. We do not expect the adoption of SFAS No. 123(R) to have a material effect on the Company’s financial position or results of operations.

3.    ACQUISITIONS

Bermuda Digital Communications, Ltd.

On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2004, the Company had a 44% equity interest in BDC.

The Company has recorded cumulative equity in earnings of BDC of $7.3 million. For the years ended December 31, 2002, 2003 and 2004, the Company recorded equity in earnings of BDC of $1,812,000, $2,030,000, and $2,568,000, respectively, which are included in the accompanying consolidated statements of operations as other income (expense). The Company received dividends of $550,000 and $621,000 in 2003 and 2004.

In 1998 and 1999 the Company also provided loans to BDC totaling $3.9 million at Citibank’s prime rate plus 3%. BDC repaid all balances due to the Company under this financing in May of 2002.

In July 2008, BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC shares owned by the Company. If exercised, such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank.

ATN (Haiti) and Transnet

Due to poor operating results, during the fourth quarter of 2001 the Company curtailed operations and funding of ATN (Haiti) and Transnet. At that time, the Company completed a review of the assets of ATN (Haiti) and wrote down the Company’s investment in ATN (Haiti) to zero. This resulted in an approximate $3.0 million asset impairment (approximately $2.0 million net of tax) in the fourth quarter of 2001. The Company has approximately $855,000 remaining on its books, which primarily consists of buildings and transmission towers. The activities of ATN Haiti and Transnet on the 2002, 2003 and 2004 results of operations were insignificant and we are exploring strategic alternatives for the use or disposition of the remaining assets.

Antilles Wireless Corporation

Effective March 31, 2000, Choice Communications acquired the assets and business of Antilles Wireless Corporation (AWC) for 242,424 shares of ATN common stock and $1.5 million in cash. Antilles Wireless held LMDS and MMDS licenses for the U.S. Virgin Islands and provided wireless cable television services. The

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chairman of the Board and majority shareholder of the Company had owned the entire equity interest in AWC. In accordance with American Institute of Certified Public Accountants Interpretation No. 39 of APB Opinion No. 16, the assets and liabilities acquired from AWC have been accounted for as a transaction between commonly controlled entities and recorded at AWC’s carrying value similar to a pooling-of-interests transaction, and the cash portion of the consideration of $1.5 million has been treated as a distribution to a stockholder analogous to a cash dividend. (See Note 12 for additional information.)

LighTrade, Inc. (“LighTrade”)

During 2001, the Company acquired a significant minority interest in LighTrade for $5.0 million. LighTrade was a Washington, D.C.-based company in the developmental stage, which established a series of market-participant neutral pooling points in major cities in the U.S. and abroad to enable telecommunications carriers and service providers to interconnect with each other and to help service a public market for trading “bandwidth” (telecommunications transport capacity).

During the first quarter of 2002, LighTrade filed for Chapter 7 bankruptcy protection. The Company does not expect to recover any of this investment in the bankruptcy proceedings and recorded an investment impairment charge of $5.0 million (approximately $3.3 million, net of tax) in 2001. The Company recorded a valuation allowance in 2003 against the $1.75 million capital loss carry forward as it believed it was more likely than not that this loss would not be used in future years to offset taxable income. In addition, the Company made secured loans of $250,000 to LighTrade during 2001 and an additional $320,000 in January 2002. These loans were written off during 2004 as they were deemed to be uncollectible and the resale market for the underlying collateral would not result in a substantial recovery.

4.    ACCOUNTS RECEIVABLE

As of December 31, 2003 and 2004, accounts receivable consist of the following (in thousands):

	2003	2004
Subscribers, net of allowance for doubtful accounts of $1,256 and $612 in 2003 and 2004, respectively	$4,786	$4,646
Connecting carriers, net of allowance for doubtful accounts of $1,912 and $432 in 2003 and 2004, respectively	4,260	2,442
Other	177	407

Total accounts receivable, net	$9,223	$7,495

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    FIXED ASSETS

As of December 31, 2003 and 2004, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2003	2004
Outside plant	10-15	$39,825	$43,801
Central office equipment	7-10	59,208	73,190
Land and building	40	4,709	5,295
Station equipment	7-15	4,348	5,161
Cable TV, office and internet equipment	5-18	17,471	23,456
Other	3-7	8,245	8,996

Total plant in service		133,806	159,899
Construction in progress		5,682	3,010

Total property, plant, and equipment		$139,488	$162,909

As a result of a valuation of the Company’s net assets in a non-pro rata split-off during 1997, fixed assets were reduced by $49.2 million from their previous carrying value, which was based primarily on historical cost. Depreciation expense was $10.8 million, $12.3 million and $14.5 million for the years ended December 31, 2002, 2003 and 2004, respectively.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with the requirements of SFAS 142, the Company has performed its annual impairment test of goodwill and determined that goodwill was impaired at December 31, 2004 as the carrying value of the goodwill recorded on its books exceeded its fair value at December 31, 2004. Accordingly, the Company adjusted the carrying value of these assets and recorded a $1.6 million impairment charge for goodwill at its Choice subsidiary.

The following table summarizes intangible assets by asset class and related accumulated amortization as required by SFAS 142:

	(In thousands)
	2003		2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
FCC licenses	$811	$635	$811	$742
Customer Lists	300	240	300	290
Non-Compete Agreements	200	136	200	200

Total	$1,311	$1,011	$1,311	$1,232

	2002	2003	2004
Aggregate amortization expense (in thousands):	$194	$194	$194
Estimated amortization expense:
For the year ended December 31, 2005			$79

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    LONG-TERM DEBT

As of December 31, 2003 and 2004, long-term debt consists of the following (in thousands):

	2003	2004
Notes payable to Northern Telecom International Finance B.V. by GT&T under a $34 million equipment financing agreement (the “GT&T Equipment Loans”)	$81	$—
Notes payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $3.2 million equipment financing agreement	1,387	488
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	2,124	1,925
Note payable to Banco Popular de Puerto Rico under a $15.3 million line of credit	—	10,000

	3,592	12,413
Less current portion	1,081	687

Total long term debt	$2,511	$11,726

The GT&T Equipment Loans, which had fixed interest rates ranging from 8.82% to 10.32%, were paid in full during 2004.

In August 2001, ATN entered into a $3.2 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2005. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 6.52%. As of December 2004, the interest rate was 8.9% and the weighted average interest rate for 2004 was 7.95%.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of December 2004, the interest rate was 5.74% and the weighted average interest rate for 2004 was 4.85%.

In October 2003, the Company entered into a $15.3 million credit facility that allows for borrowings of up to $10.0 million for external acquisitions and investments, provides a $5.0 million revolving line of credit for general corporate purposes, and a $300,000 revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25% (4.22% at December 31, 2004). The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. The Company borrowed $3.0 million under the $10 million portion of the facility in June 2004 and an additional $7.0 million in December 2004 and has a total of $10.0 million outstanding at December 31, 2004. Under the terms of the credit facility, the Company is obligated to pay only interest until January 2006 after which time the loan converts to a 5-year term loan payable in equal monthly installments of principal and interest. At December 31, 2004, approximately $5.0 million remains available under this credit facility.

Future maturities of long-term debt at December 31, 2004 are as follows (in thousands):

2005	$687
2006	2,021
2007	2,121
2008	3,294
2009	2,093
Thereafter	2,197

$12,413

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    EQUITY

Common Stock

The Company has paid quarterly dividends on its common stock since January 1999. The following table sets forth the quarterly dividends per share declared by the Company over the past three fiscal years ended December 31, 2004:

	1st	2nd	3rd	4th
2002	$0.20	$0.20	$0.225	$0.225
2003	0.225	0.225	0.25	0.25
2004	0.25	0.25	0.275	0.275

Treasury Stock

In 2002, the Company purchased 20,518 shares of its common stock at an aggregate cost of approximately $300,000 or an average price of $14.63 per share. The Company issued 2,500 shares from treasury pursuant to the exercise of employee stock options and an additional 8,997 shares to directors under the board of directors’ remuneration plan.

In 2003, the Company reissued 66,667 shares of its common stock upon exercise of a stock option by a former employee, and then immediately repurchased them at a net cost of approximately $315,000, which was recorded as compensation expense in 2003. The Company reissued 12,500 shares from treasury pursuant to the exercise of employee stock options and an additional 1,817 shares to directors under the board of directors’ remuneration plan.

In 2004, the Company repurchased 10,000 shares of its common stock at an aggregate cost of approximately $331,000 or an average price of $33.05 per share. The Company reissued 13,894 shares from treasury to directors under the board of directors’ remuneration plan.

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

Term of Office	Annual Retainer Paid in Stock Units	Number of Stock Units
2002-2003	$80,000	6,264
2003-2004	$80,000	4,685
2004-2005	$60,000	1,938

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 250,000 shares of common stock for options to be granted under the option plan. The options have terms of ten years and vest ratably over a period of four years. There were no outstanding options at December 31, 2003 and 2004, and there were 154,583 shares available for grant at December 31, 2004.

The following table summarizes stock option activity under the plan:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at December 31, 2001	146,250	$11.85
Granted	50,000	13.57
Forfeited	(25,000)	11.01
Exercised	(2,500)	9.625

Outstanding at December 31, 2002	168,750	12.56
Granted	—	—
Forfeited	(89,583)	12.39
Exercised	(79,167)	12.67

Outstanding at December 31, 2003 and 2004	—	—

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

The Company accounts for equity-based compensation issued to employees and directors in accordance with APB Opinion No. 25, under which the Company has recognized no compensation cost. However, the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company’s common stock granted to employees during the year ended December 31, 2002 using the Black-Scholes option pricing model, as allowed under SFAS No. 123 and based on the following assumptions:

2002
Risk free interest rate	3.82%
Expected dividend yield	5.90%
Expected life (years)	5 years
Expected volatility	47.0%

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    INCOME TAXES

The following is reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	2002	2003	2004
Tax computed at statutory U.S. federal income tax rates	$8,692	$11,108	$12,431
Guyanese income taxes in excess of statutory U.S. tax rates	2,387	3,211	6,978
Other, net	1,864	1,690	78

Income tax expense	$12,943	$16,009	$19,487

The components of income tax expense for the years ended December 31, 2002, 2003, and 2004 are as follows (in thousands):

	2002	2003	2004
Current:
United States	$150	$43	$1,015
Foreign	10,406	11,301	19,511
Deferred	2,387	4,665	(1,039)

	$12,943	$16,009	$19,487

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Deferred tax assets:
Temporary differences not currently deductible for tax	$1,777	$708
Capital loss carryforward	1,750	1,750
Valuation allowance on capital loss carryforward	(1,750)	(1,750)
Foreign tax credit carryforwards	3,203	5,721
Valuation allowance on foreign tax credit carryforwards	—	(472)
Alternative minimum tax credit carryforwards	666	1,282

	$5,646	$7,239

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	11,750	12,381
Revenues not recognized for tax purposes	76	—

	$11,826	$12,381

Net deferred tax liabilities	6,180	5,142
Portion included in current assets	860	—

Noncurrent deferred tax liabilities	$7,040	$5,142

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

The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2003 and 2004:

	2002	2003	2004
Discount rate	7.00%	6.25%	6.75%
Annual salary increase	5.00%	5.00%	5.00%
Expected long term return on plan assets	8.00%	8.00%	8.00%

The expected long-term rate of return on pension plan assets was determined based on several factors including input from pension investment consultants, projected long-term returns of equity and bond indices in Guyana and the United States, and historical returns over the life of the related obligations of the fund. GT&T, in conjunction with its investment pension investment consultants, reviews its asset allocation periodically and rebalances its investments when appropriate in an effort to earn the expected long-term returns. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Projected benefit obligations:
Balance at beginning of year:	$4,347	$5,520
Foreign exchange fluctuations	(461)	(269)
Service cost	363	434
Interest cost	326	402
Benefits paid	(159)	(118)
Actuarial loss	1,104	629

Balance at end of year	$5,520	$6,598

Plan assets:
Balance at beginning of year:	$4,290	$4,335
Foreign exchange fluctuations	(362)	(211)
Actual return on plan assets	(2)	691
Company contributions	568	1,461
Benefits paid	(159)	(118)

Balance at end of year	$4,335	$6,158

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The plan’s weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	2003	2004
Equity Securities	23.4%	20.9%
Debt Securities	34.7	40.5
Other	41.9	38.6

Total	100%	100%

GT&T’s investment policy for its pension assets is to have a reasonably balanced investment approach, with a long-term bias toward debt investments. GT&T’s strategy allocates plan assets among equity, debt and other assets in both Guyana and the United States to achieve long-term returns without significant risk to principal. The fund is prohibited under Guyana law from investing in the equity, debt or other securities of the employer, its subsidiaries or associates of the employer or any company of which the employer is a subsidiary or an associate. Furthermore, the plan must invest between 70%-80% of its total plan assets within Guyana.

The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2003 and 2004 (in thousands):

	2003	2004
Funded status	$(1,185)	$(440)
Unrecognized prior service cost	96	79
Unrecognized net actuarial loss	2,924	2,933

Prepaid asset recognized in the accompanying consolidated balance sheets	$1,835	$2,572

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2002, 2003, and 2004 (in thousands):

	2002	2003	2004
Service cost	$378	$363	$434
Interest cost	312	326	402
Expected return on plan assets	(307)	(340)	(399)
Recognized net actuarial loss	94	113	186
Amortization of prior service costs	13	13	11

Net periodic pension cost (income)	$490	$475	$634

The Company’s GT&T subsidiary expects to contribute approximately $1.1 million to its pension plan in 2005.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten (10) years as indicated below:

Fiscal Year	Pension Benefits
2005	$117
2006	156
2007	200
2008	229
2009	268
2010-2014	1,976

$2,946

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

GT&T launched its GSM service on September 25, 2004, after resolving a dispute with the Government concerning GT&T’s right to use certain assigned frequencies. The Government has indicated, however, its intent to review the allocation of frequencies for cellular services with the aim of optimizing use of the spectrum to foster additional competition in the cellular service sector. The Government has proposed a split of the licensed 900MHz spectrum, in which GT&T offers service. On December 23, 2004, GT&T received a letter from the National Frequency Management Unit (“NFMU”) notifying the Company that the NFMU proposes to subdivide the GSM 900 spectrum into four separate bands. This spectrum was previously divided into two bands, which were awarded to GT&T and CelStar Guyana, Inc. GT&T is seeking a postponement of any NFMU reclamation of spectrum until GT&T can review the consequences of the NFMU’s proposal. GT&T is in the process of analyzing the effect that this proposed division would have on its network.

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

GT&T and CSG subsequently negotiated an agreement to implement the April 2003 interconnection agreement and to waive any monetary claims each may have against the other arising from the suspension of interconnection undertaken by GT&T as a result of the CSG/Celstar Caribbean litigation. The High Court of Guyana approved the negotiated agreement in September 2004. CSG launched its GSM service November 25, 2004 and interconnected to GT&T on December 16, 2004.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. Although there has been no activity in this suit, the Government of Guyana continues its efforts to introduce and pass legislation that would allow for competition in areas (such as long distance) that are precluded by the exclusivity terms of GT&T’s license and the investment agreement with the Company.

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

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the ground that the American director of the IADB is prohibited from approving loans to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the ground that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel at the suggestion of the IADB and sustained negotiations have not been held since. (See Litigation).

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2004, the FCC released an order revising the rules and spectrum band plan applicable to the MMDS and ITFS services and renaming the services Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”), respectively. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules, to which Choice and many industry parties have objected, are subject to clarification and reconsideration before they become effective, and may have a material adverse effect on Choice operations if they remain unaltered and are applied to Choice.

In 1999, Choice began efforts to enter the local telephone market in the U.S. Virgin Islands as a competitive local exchange carrier to the incumbent carrier by using its licensed frequencies and by leasing wireline facilities and purchasing interconnection from the incumbent. In 2001, the Virgin Islands Public Services Commission (“PSC”) upheld the incumbent’s contention that it is entitled to a rural telephone company exemption from certain provisions of the Telecommunications Act of 1996 that require the incumbent to interconnect on terms and conditions favorable to the competitor. Choice appealed the PSC’s decision to the District Court. The case was argued in September 2004, and the parties submitted findings of fact and conclusions of law late in 2004. A decision is expected in 2005.

In 2002, Choice requested the Virgin Islands’ PSC to direct the incumbent to sell a specific service to Choice in order for Choice to deploy high-speed data and internet services. The service, a DS-3 circuit, is available to competitors in other jurisdictions pursuant to tariff. In 2003, the PSC’s hearing examiner initiated a round of pleadings and conducted a hearing on Choice’s request and recommended that Choice’s request to the PSC be denied. In February 2004, the PSC set another hearing for May 2004, after which the PSC adopted the hearing examiner’ recommendation and denied Choice’s request. The PSC also initiated a proceeding to consider whether demand for DS-3 service in the Virgin Islands is nevertheless sufficient to require the incumbent local exchange carrier to offer the service. That proceeding is on-going at the PSC.

In 2002, Choice also petitioned the Virgin Islands PSC for classification as an “Eligible Telecommunications Carrier” (“ETC”), which, if granted, would permit Choice to apply for funds from the Federal Universal Service program created to facilitate the deployment of telecommunications services in rural and high-cost areas. In 2003, the Public Services Commission held hearings on Choice’s request and, in February 2004 concluded that it did not have jurisdiction over Choice on this issue, and directed the petition to the FCC. In January 2005, Choice filed a Petition for Designation as an Eligible Telecommunications Carrier at the FCC. The public comment cycle closed in March and that proceeding is pending. If Choice is designated an ETC, it may require a significant capital investment in order to build out the capabilities necessary to sustain the ETC designation and meet the requirements for Federal Universal Service support.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the Government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than four years ago.

GT&T is contesting income tax assessments of approximately US $7.3 million that it has received from the commissioner of Inland Revenue for the years 1991 – 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997 – 2000 in the aggregate amount of approximately $6.5 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court’s decision.

In November 1997, GT&T received assessments of the current equivalent of approximately $9.7 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T’s understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court’s order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit with the Trade Minister and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T’s application. The issues involved in these matters are part of the ongoing negotiations referred to above between GT&T and the Government of Guyana and its tax representatives.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any judgment in favor of the Company’s chairman in the Pension Action. ATN denied liability and filed counterclaims.

In November 2004, the Company and ECI agreed to dismiss the Territorial Court action, including any indemnification claims that either ECI or ICC may have against ATN arising out of the Pension Action. ATN transferred to ECI stock in Eastern Caribbean Cellular (“ECC,” a St. Martin cellular company) amounting to 1.9% of ECC’s equity, which was valued on the Company’s books at $150,000. The Company recorded the transfer as a general and administrative expense. The Pension Action remained pending. In March 2005, a decision in the Pension Action found in favor of ICC and concluded that the pension liability rests with the Company. The Chairman previously notified the Board of Directors of the Company that he did not intend to seek compensation from ATN if he did not prevail in the Pension Action.

Lease Commitments and Other Obligations

The Company leases approximately 34,000 square feet of office space and certain tower sites under non-cancelable operating leases. The Company’s obligation for payments under these leases is as follows at December 31, 2004:

2005	$470,717
2006	499,808
2007	522,365
2008	423,487
2009	420,622
Thereafter	2,068,742

Total Obligations Under Operating Leases	$4,405,741

12.     RELATED-PARTY TRANSACTIONS

In March 2000, Wireless World (now operating as Choice Communications) acquired the assets and business of Antilles Wireless for consideration of 242,424 shares of ATN common stock and $1.5 million in cash. The Chairman of the Company owned the entire equity interest in Antilles Wireless. In accordance with certain provisions of the purchase agreement, the Chairman of the Board was required, effective December 31, 2004, to return approximately $858,000, including accrued interest to ATN, as the financial performance of AWC fell below expected levels specified in the agreement. Payment was made in March 2005 in the form of shares, (25,860) of the Company’s common stock. The Company recorded the repayment as an equity contribution as of December 31, 2004. (See Note 3 for additional information.)

During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company’s investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company’s directors after disclosure of the above facts, which were not a factor in the board’s decision to make the investment. In July 2001, the Chairman made an unsecured loan of $500,000 to LighTrade, and the Company made secured loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to secure a $5,000,000 equity investment by an unaffiliated investor. In December 2004, the Company deemed the loans to be uncollectible and wrote them off. (See Note 3 for additional information.)

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income includes net income and other comprehensive income. Other comprehensive income is classified separately into foreign currency items and unrealized gains and losses on certain investments in marketable securities. The difference between net income and comprehensive income for the years ended December 31, 2002, 2003, and 2004 is detailed in the following table (in thousands):

	2002	2003	2004
Net Income, as reported	$9,487	$12,244	$12,117
Unrealized gain (loss) on marketable securities	(62)	—	—
Foreign currency translation adjustments	—	—	—

Total other comprehensive income (loss)	(62)	—	—
Income tax effect on comprehensive income (loss)	28	—	—

Total other comprehensive income (loss), net of income taxes	(34)	—	—

Comprehensive income, net of income taxes	$9,453	$12,244	$12,117

14.    INDUSTRY SEGMENTS

The Company manages and evaluates its operations in six segments: Telephone Operations, which relates to GT&T; Internet and Wireless Cable Television, which relates to Choice Communications; Cellular, which relates to BDC; Call Center, which relates to Atlantic Tele-Center, Inc.; Collect Calling, which relates to Call Home Telecom; and Corporate Operations, which relates to ATN, Inc. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. 100% of GT&T’s revenues were generated in Guyana and 100% of Choice’s revenues were generated in the Virgin Islands and are shown in the accompanying consolidated statements of operations as telephone operating revenues and as part of revenue from other operations, respectively. All of GT&T’s assets are located in Guyana, and all of Choice’s assets are located in the Virgin Islands.

For the years ended December 31, 2002, 2003 and 2004, the Cellular, Call Center, Collect Calling, and Corporate Operations segments are not material for separate disclosure under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Results for the Corporate Operations segment are reported as a part of Telephone Operations under general and administrative expenses, results for the Call Center and Collect Calling segments are reported as part of Other Operations, and results for the Cellular segment are reported as part of Other Income in the accompanying consolidated statements of operations.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information for each operating segment:

	2002	2003	2004
	In thousands ($000’s)
Telephone operations:
External revenues	$70,810	$78,865	$83,959

Total segment revenues	70,810	78,865	83,959
Segment operating income	24,096	31,668	37,276
Segment net income	12,018	17,420	19,571
Depreciation and amortization	13,751	15,139	16,403
Interest income	552	346	411
Interest expense	211	81	41
Income tax expense	11,846	14,557	19,063

Internet and wireless cable television:
External revenues—television	$482	$1,487	$2,461
External revenues—internet and related	2,916	2,889	2,583

Total segment revenues	3,398	4,376	5,044
Segment operating loss	(3,506)	(3,515)	(6,469)
Segment net loss	(4,396)	(4,469)	(7,699)
Depreciation and amortization	1,175	1,344	2,076
Interest expense	893	888	1,197

Reconciliation to Consolidated Financial Information

	2002	2003	2004
Operating revenues:
Total reportable segments	$74,206	$83,241	$89,003
Revenues from other operations	509	46	249

Total consolidated	$74,717	$83,287	$89,252

Operating income:
Total reportable segments	$25,402	$32,852	$35,378
Other operations	(2,106)	(2,916)	(3,090)
Eliminations and adjustments	(923)	(948)	(1,197)

Total consolidated	$22,373	$28,988	$31,091

Net income:
Total reportable segments	$10,586	$15,847	$14,690
Other operations	1,305	(119)	1,341
Eliminations and adjustments	(2,404)	(3,484)	(3,914)

Total consolidated	$9,487	$12,244	$12,117

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2003	2004
Total assets:
Telephone operations	$117,308	$133,070
Internet and wireless cable television	14,609	13,039
Other operations	20,056	30,275

Total consolidated	$151,973	$176,374

Capital expenditures
Telephone operations	$13,880	$20,104
Internet and wireless cable television	1,947	3,074
Other operations	329	2,139

Total consolidated	$16,156	$25,317

Reconciling items are transactions or events that are included in the reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. The segment operating income from the telephone operations segment differs from the telephone operations as shown on the statement of operations due to the inclusion in the statement of operations, of corporate general and administrative expenses, and the elimination of inter-company management fees

A significant portion of the total assets for other operations as shown above consist of cash and cash equivalents at the parent company (ATN).

15.    BRIDGE INTERNATIONAL COMMUNICATIONS, INC.

On July 8, 2004, the Company entered into a Convertible Secured Note Purchase Agreement and certain related agreements (collectively, the “Agreement”) with Bridge International Communications Services, Inc. (“Bridge”), an early stage facilities-based provider of wholesale international long distance services using Voice over Internet Protocol (VoIP) technology and managed network services for VoIP providers. Pursuant to the Agreement, the Company may be obligated to lend Bridge up to $4.0 million to fund working capital and certain other expenditures and has the right to convert the loan into 100% of the equity of Bridge at any time. The loan has a three-year term and bears interest at 350 basis points over LIBOR (5.34% at December 31, 2004). Additionally, ATN will issue up to 75,000 non-qualified stock options to the Bridge principals if Bridge attains certain EBITDA targets. As of December 31, 2004, the Company had advanced approximately $1.2 million to Bridge under this agreement and advanced an additional $500,000 during the first quarter of 2005.

As part of the Agreement, ATN purchased a VoIP/TDM switch in July 2004, and leased the switch to Bridge under a 3-year operating lease beginning in October 2004. The revenue and related expenses associated with the switch, primarily depreciation, are recorded under Other Operations. Additionally, related to the Bridge transaction, the Company expects to receive an option to acquire 85% of a nascent software business that has developed certain route analysis and other applications focused on the international long distance business. The acquisition cost of this business will not be significant although the Company may decide to market these applications to third parties, which would require additional working capital and other resources.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2003 and 2004 (in thousands):

	2003 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$18,115	$19,105	$19,724	$21,921
Telephone operating expenses	10,722	10,584	10,855	12,242

Income from telephone operations	7,393	8,521	8,869	9,679
Loss from other operations	(846)	(1,199)	(1,417)	(2,012)
Other income (expense), net	472	389	731	1,157

Income before income taxes and minority interests	7,019	7,711	8,183	8,824
Income taxes	3,542	3,844	4,219	4,404

Income before minority interests	3,477	3,867	3,964	4,420
Minority interests	(665)	(761)	(831)	(1,227)

Net income	$2,812	$3,106	$3,133	$3,193

Earnings per share (basic)	$0.56	$0.62	$0.62	$0.64

Earnings per share (diluted)	$0.56	$0.62	$0.62	$0.64

	2004 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Telephone operating revenues	$19,383	$20,506	$22,186	$21,884
Telephone operating expenses	11,051	10,238	11,406	11,011

Income from telephone operations	8,332	10,268	10,780	10,873
Loss from other operations	(1,240)	(1,668)	(1,595)	(4,659)
Other income (expense), net	1,750	1,087	1,214	376

Income before income taxes and minority interests	8,842	9,687	10,399	6,590
Income taxes	4,804	5,359	5,703	3,621

Income before minority interests	4,038	4,328	4,696	2,969
Minority interests	(893)	(939)	(1,065)	(1,017)

Net income	$3,145	$3,389	$3,631	$1,952

Earnings per share (basic)	$0.63	$0.67	$0.72	$0.39

Earnings per share (diluted)	$0.63	$0.67	$0.72	$0.39

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Charge Offs	Balance at End of Period
YEAR ENDED, December 31, 2002
Description:
Allowance for doubtful accounts	$5,231	$2,808	$102	$7,937

YEAR ENDED, December 31, 2003
Description:
Allowance for doubtful accounts	$7,937	$2,642	$7,411[a]	$3,168

YEAR ENDED, December 31, 2004
Description:
Allowance for doubtful accounts	$3,168	$1,019	$3,143[b]	$1,044

a)	Net charge-offs in 2003 consist primarily of amounts written-off due to the bankruptcy of a large international carrier. The Company is engaged in a lawsuit with the international carrier to collect on this account but recovery is unlikely. The write-off did not impact reported earnings in 2003 as the Company had established an allowance in prior years and applied the specific reserve to the carrier’s account.
b)	Net charge-offs in 2004 include the reversal of approximately $1.7 million in reserves to recognize revenue as the Company collected several significantly past due accounts for which it had previously provided reserves. Charge-off’s also include $0.94 million to write-off significantly aged accounts at Call Home Telecom. The majority of these amounts had been reserved for during 2003.