Form 10-Q
period 2005-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2005-05-16
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

As of April 30, 2005, the registrant had outstanding 4,981,444 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

MARCH 31, 2005

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” with the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are or may be forward-looking statements. The forward-looking statements contained in this quarterly report reflect our current expectations concerning future results and events. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are further discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the other sections referred to therein.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2004	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$39,900	$48,168
Marketable securities	8,081	—
Accounts receivable, net of allowances of $1,044 and $1,212 at December 31, 2004 and March 31, 2005, respectively	7,495	8,900
Materials and supplies	5,228	4,876
Prepayments and other current assets	1,825	1,897

Total current assets	62,529	63,841

FIXED ASSETS:
Property, plant, and equipment	162,909	165,412
Less accumulated depreciation	(62,817)	(66,931)

Net fixed assets	100,092	98,481

INVESTMENT IN LONG-TERM MARKETABLE SECURITY	—	1,000
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	9,638	9,575
OTHER ASSETS	4,115	4,925

Total assets	$176,374	$177,822

CURRENT LIABILITIES:
Current portion of long-term debt	$687	$715
Accounts payable and accrued liabilities	10,670	9,435
Dividends payable	1,402	1,403
Accrued taxes	11,663	13,642
Advance payments and deposits	3,303	3,188
Other current liabilities	3,927	2,125

Total current liabilities	31,652	30,508
DEFERRED INCOME TAXES	5,142	5,472
LONG-TERM DEBT, excluding current portion	11,726	11,418

Total liabilities	48,520	47,398

MINORITY INTERESTS	19,722	20,623

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,004,567 and 4,980,273 shares outstanding on December 31, 2004 and March 31, 2005, respectively.	52	52
Treasury stock, at cost	(2,000)	(2,858)
Additional paid-in capital	56,767	56,767
Equity contribution receivable from related party	(858)	—
Retained earnings	54,171	55,840

Total stockholders’ equity	108,132	109,801

Total liabilities and stockholders’ equity	$176,374	$177,822

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2004	2005
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$10,668	$11,366
Local exchange service revenues	7,810	8,620
Other revenues	905	1,279

Total telephone operating revenues	19,383	21,265

Operating expenses:
International long-distance expenses	1,380	1,270
Telephone operating expenses	8,033	9,083
General and administrative expenses	1,638	1,411

Total telephone operating expenses	11,051	11,764

Income from telephone operations	8,332	9,501

OTHER OPERATIONS:
Revenues of other operations	1,287	1,425
Expenses of other operations	2,527	2,987

Loss from other operations	(1,240)	(1,562)

OTHER INCOME:
Interest expense	(53)	(136)
Interest income	124	269
Equity in earnings of Bermuda Digital Communications, Ltd.	497	590
Other income, net	1,182	301

Other income, net	1,750	1,024

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	8,842	8,963
INCOME TAXES	4,804	5,016

INCOME BEFORE MINORITY INTERESTS	4,038	3,947
MINORITY INTERESTS	(893)	(901)

NET INCOME	$3,145	$3,046

NET INCOME PER SHARE:
Basic	$0.63	$0.61

Diluted	$0.63	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,024	5,014

Diluted	5,024	5,014

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.25	$0.275

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2005

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,145	$3,046
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,728	4,147
Deferred income taxes	(496)	330
Minority interests	893	901
Equity in earnings of Bermuda Digital Communications, Ltd.	(497)	(590)
Dividends received from Bermuda Digital Communications, Ltd	207	415
Changes in operating assets and liabilities:
Accounts receivable, net	(1,065)	(1,405)
Amounts due from Bermuda Digital Communications, Ltd.	119	238
Materials and supplies, prepayments, and other current assets	(1,190)	280
Accounts payable, accrued liabilities and other liabilities	(233)	(3,152)
Accrued taxes	1,965	1,979
Other assets	(536)	(843)

Net cash provided by operating activities	$6,040	$5,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,652)	(2,503)
Sale of marketable securities	—	8,081
Purchase of long term marketable security	—	(1,000)

Net (cash used in) provided by investing activities	(3,445)	4,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(291)	(280)
Dividends paid on common stock	(1,250)	(1,376)

Net cash used in financing activities	(1,541)	(1,656)

NET CHANGE IN CASH AND CASH EQUIVALENTS	847	8,268
CASH AND CASH EQUIVALENTS, beginning of the period	32,320	39,900

CASH AND CASH EQUIVALENTS, end of the period	$33,167	$48,168

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice” or “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, specialized mobile radio, paging and the wireless cable television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), both Haitian corporations that have been principally engaged in dispatch radio, mobile telecommunications, paging, and Internet access and data services in Haiti, the assets of which the Company has written down . Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a satellite-based internet services business (d/b/a/ Atlantic Tele-Satellite), serving customers in Latin America and the Caribbean, as well as certain call center operations that were curtailed in early 2005. During 2004, ATN curtailed the operations of Call Home Telecom, LLC, a wholly owned subsidiary of ATN providing collect calling services from Guyana, and is examining the development by this unit of a wholesale international long distance business. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service in Bermuda and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their respective revenues.

2. BASIS OF PRESENTATION

The condensed consolidated balance sheet of ATN and subsidiaries at December 31, 2004 has been taken from the audited financial statements at that date. All of the other accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowances for doubtful accounts, useful lives of fixed assets, and income taxes. Actual results could differ significantly from those estimates.

4. NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standard No. 128, “Earnings Per Share,” basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. At March 31, 2004 and 2005 there were no dilutive securities outstanding.

5. SEGMENT REPORTING

The Company manages and evaluates its operations in six segments: Telephone Operations, which relates to GT&T; Internet and Wireless Cable Television, which relates to Choice Communications; Cellular, which relates to BDC; Call Center, which relates to Atlantic Tele-Center, Inc.; Collect Calling, which relates to Call Home Telecom; and Corporate Operations, which relates to ATN, Inc. The operating segments are managed separately because each offers different services and serves different markets. The

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accounting policies of the operating segments are the same as those described in the Company’s 2004 Annual Report on Form 10K, as filed with the SEC. 100% of GT&T’s revenues were generated in Guyana and 100% of Choice’s revenues were generated in the Virgin Islands and are shown in the accompanying consolidated statements of operations as telephone operating revenues and as part of revenue from other operations, respectively. All of GT&T’s assets are located in Guyana, and all of Choice’s assets are located in the Virgin Islands.

For the three months ended March 31, 2004 and 2005, the Cellular, Call Center, Collect Calling, and Corporate Operations segments are not material for separate disclosure under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Results for the Corporate Operations segment are reported as a part of Telephone Operations under general and administrative expenses, results for the Call Center and Collect Calling segments are reported as part of Other Operations, and results for the Cellular segment are reported as part of Other Income in the accompanying consolidated statements of operations.

The following table provides information for each operating segment:

	For the Three Months Ended March 31,
	2004	2005
Telephone operations:

External revenues	$19,383	$21,265

Total segment revenues	19,383	21,265

Segment operating income	8,807	8,762
Segment net income	5,173	4,505
Depreciation and amortization	3,114	4,243
Interest income	87	163
Interest expense	2	—
Income tax expense	3,789	4,428

Internet and wireless cable television:

External revenues-television	$670	$858
External revenues- internet and related	571	433

Total segment revenues	1,241	1,291
Segment operating loss	(865)	(1,338)
Segment net loss	(1,127)	(1,719)
Depreciation and amortization	441	583
Interest expense	261	381

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION

	For the Three Months Ended March 31,
	2004	2005
Operating revenues:
Total reportable segments	$20,624	$22,556
Other operations	46	134

Total consolidated	$20,670	$22,690

Operating income:
Total reportable segments	$7,942	$8,297
Other operations	(457)	(65)
Eliminations and adjustments	(393)	(293)

Total consolidated	$7,092	$7,939

Net Income:
Total reportable segments	$4,046	$3,331
Other operations	(8)	616
Eliminations and adjustments	(893)	(901)

Total consolidated	$3,145	$3,046

	December 31, 2004	March 31, 2005
Total Assets:
Telephone operations	$133,070	$127,919
Internet and wireless cable television	13,039	13,195
Other operations	30,265	36,708

Total consolidated	$176,374	$177,822

	For the Three Months Ended March 31,
	2004	2005
Capital expenditures:
Telephone operations	$2,610	$2,450
Internet and wireless cable television	782	51
Other operations	260	2

Total consolidated	$3,652	$2,503

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company is currently evaluating the impact of this accounting interpretation on its results of operations, financial position and cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance regarding SFAS 123R for the proper accounting and valuation of share-based compensation arrangements.

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. The Company expects to adopt SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

7. COMMITMENTS AND CONTINGENCIES

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

GT&T launched its GSM service on September 25, 2004, after confirming with the Government GT&T’s right to use certain assigned frequencies. The Government has indicated its intent to review the allocation of frequencies for mobile services to optimize spectrum usage while fostering additional competition in the mobile sector. On December 23, 2004, GT&T received a letter from the National Frequency Management Unit (“NFMU”) notifying the Company of the NFMU’s decision to subdivide the GSM 900 MHz spectrum, in which GT&T offers service, into four separate bands. This spectrum was previously divided into two bands, which were awarded to GT&T and CelStar Guyana, Inc (“CSG”). GT&T sought a postponement of the subdivision of the GSM 900 MHz spectrum into four bands until GT&T could review the consequences of such a subdivision, and is now in the process of analyzing the effect that this subdivision will have on its network and business. Based on a request by GT&T to the Government of Guyana, the Prime Minister, who exercises responsibility for telecommunications, convened a meeting between GT&T and the NFMU. As a result of this meeting, the NFMU’s plan to subdivide the GSM 900 MHz spectrum was confirmed and GT&T was informally notified that it would have six months to propose any adjustments to the new spectrum allocation scheme.

During this period, the Company became aware that CSG intended to apply for a second license in the GSM 900 MHz band under the name and in the corporate entity of U-Mobile. After confirming such an application, GT&T asserted that this was an improper attempt by one company to use and benefit from 50% of the GSM 900 MHz band rather than the 25% per-company allocation under the NFMU’s regime. The Prime Minister informed GT&T that the required process of public notice and comment would be adhered to and that the Company would be given ample opportunity to voice its concerns and objections before any such application was acted upon. In the interim, GT&T filed an application to the High Court asking, among other things, that the Court order the publication of U-Mobile’s application so that the lawfulness of granting such an application could be publicly considered. GT&T is not in a position at this time to predict whether U-Mobile will receive and be able to implement a license utilizing only 25% of the GSM 900 MHz spectrum or the impact of any such action on GT&T’s operations.

In other events, another party, Digicel, who operates a cellular 900 MHz service in other Caribbean countries, has requested or applied for a mobile license in Guyana. It is the Company’s understanding that CSG objected to the granting of this license to the Government of Guyana (“GOG”) based on a moratorium agreement between CSG and the GOG. It is the Company’s understanding that this agreement, which is not a public document, gives CSG a specific period of time during which it could develop its own network and services before a new mobile license will be granted by the GOG. It is not clear at this time, what position the GOG will take on this matter or whether the GOG will act on the Digicel application and, if so, when such action will occur. CSG has filed a lawsuit in Guyana against Digicel claiming that Digicel had violated a Memorandum of Understanding that the two Companies signed in October 2003, when the two companies apparently had prior acquisition talks, and that Digicel unlawfully sought to hire CSG employees with a view to acquire strategic marketing information. CSG had initially been granted an ex parte injunction, but this injunction was subsequently dismissed and CSG has appealed that dismissal.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In 1999, Choice began efforts to enter the local telephone market in the U.S. Virgin Islands as a competitive local exchange carrier to the incumbent carrier by using its licensed frequencies and by leasing wireline facilities and purchasing interconnection from the incumbent. In 2001, the Virgin Islands Public Services Commission (“PSC”) upheld the incumbent’s contention that it is entitled to a rural telephone company exemption from certain provisions of the Telecommunications Act of 1996 that require the incumbent to interconnect on terms and conditions favorable to the competitor. Choice appealed the PSC’s decision to the District Court. The case was argued in September 2004, and the parties submitted findings of fact and conclusions of law late in 2004. A decision of the District Court adverse to Choice may increase the operating and capital expenditures if Choice continues its efforts to offer local telephone service.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In 2002, Choice also petitioned the Virgin Islands PSC for classification as an “Eligible Telecommunications Carrier” (“ETC”), which, if granted, would permit Choice to apply for funds from the Federal Universal Service program created to facilitate the deployment of telecommunications services in rural and high-cost areas. In 2003, the PSC held hearings on Choice’s request and, in February 2004, concluded that it did not have jurisdiction over Choice on this issue, and directed the petition to the FCC. In January 2005, Choice filed a Petition for Designation as an Eligible Telecommunications Carrier at the FCC. The public comment cycle closed in March and that proceeding is pending. If Choice is designated an ETC, it may require a significant capital investment in order to build out the capabilities necessary to sustain the ETC designation and meet the requirements for Federal Universal Service support.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments and Other Obligations

The Company leases approximately 34,000 square feet of office space and certain tower sites under non-cancelable operating leases. The Company’s obligation for payments under these leases is as follows at March 31, 2005:

2005	$353,000
2006	500,000
2007	522,000
2008	424,000
2009	421,000
Thereafter	2,069,000

Total Obligations Under Operating Leases	$4,289,000

8. RETIREMENT PLANS

The following details pension costs accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. Components of net periodic benefit costs for the three months ended March 31 were as follows:

	Pension Benefits
	2004	2005
Service cost	$99	$104
Interest cost	81	110
Expected return on plan assets	(93)	(131)
Amortization of:
Prior service cost	3	3
Net loss	34	33

Net periodic benefit cost	$124	$119

Employer Contributions

For the quarter ended March 31, 2005 we did not make any contributions to our pension plans but anticipate additional funding for the remainder of 2005 of approximately $950,000.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Some of the statements in the discussion are “Forward Looking Statements” and are thus prospective. As further discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

OVERVIEW

Atlantic Tele-Network, Inc. (“ATN,” “Company” or “we”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest cellular provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. More than 90% of our consolidated revenues in 2004 were derived from GT&T operations.

•	Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of wireless cable television services, wireless Digital Subscriber Line (“wDSL”) services, dial-up internet services and certain other communications services in the U.S. Virgin Islands. Choice Communications is a wholly owned subsidiary of the Company and acquired its internet service business in 1999 and its television business in March 2000.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. We currently own 44% of the equity of BDC.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, to provide call center services. In early 2004, ATC acquired the assets of a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in lesser-developed countries. Call center operations were curtailed in early 2005.

•	ATN (Haiti) S.A. (“ATN-Haiti”) and Transnet, S.A. (“Transnet”), dispatch radio, paging, internet access and data transmission service companies in Haiti. The Company owns 80% of the stock of each company. During 2001, the Company wrote-off its investment in ATN-Haiti. We have curtailed operations and funding of both of these entities although we continue to explore strategic alternatives for the use or disposition of the remaining assets.

•	Call Home Telecom, LLC (“CHT”), a wholly owned subsidiary, established in 2002 in the U.S. Virgin Islands to provide distribution and termination in the United States and Canada of international outbound collect calls from Guyana. We curtailed CHT’s collect calling operations during 2004 and are exploring strategic alternatives for re-deploying the limited equipment and personnel towards wholesale transport of telecommunications traffic.

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their respective revenues.

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

Operating results for the Company’s internet and wireless cable television subsidiary, Choice, together with the Company’s other wholly-or majority-owned subsidiaries ATC, and CHT, are shown in the Company’s condensed consolidated statements of operations as “Other Operations”. Revenues and expenses in this section principally represent the operations of Choice.

We are continually evaluating opportunities for establishing or acquiring other telecommunications businesses in the Caribbean, Latin America, the United States and elsewhere, and may make investments in such businesses in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 and 2005

Net income for the three months ended March 31, 2005 was $3.0 million, or $0.61 per share basic and diluted, as compared to $3.1 million, or $0.63 per share basic and diluted for 2004, a decrease of $0.1 million or 3%. Net income in the first quarter of 2004 included a net foreign exchange gain of $945,000 due to a devaluation of the Guyana dollar, as discussed below. Excluding this gain, net income for the first quarter of 2005 increased by 12% over the first quarter of 2004.

Telephone Operations. Telephone operating revenues for the quarter ended March 31, 2005 were $21.3 million as compared to $19.4 million for 2004, an increase of $1.9 million or 10%. A substantial addition to GT&T’s handsets in service and access lines drove growth in both international long distance and local exchange service revenues. GT&T’s cellular subscribers increased to approximately 166,000 at March 31, 2005 from approximately 123,000 at March 31, 2004, a 29% increase, and GT&T’s wireline subscribers (access lines) increased by 12% during the first quarter of 2005 to approximately 106,000 lines in service at quarter end. International long distance revenues rose 7% due to a 9% increase in international traffic. The increase in international traffic during 2005 primarily reflects the increased lines and cellular subscribers in service. Average international inbound rates declined only slightly over the past year, following more pronounced declines in recent periods.

Local exchange service revenues were $8.6 million, an increase of $0.8 million or 10% from the $7.8 million reported in 2004 due to the increase in cellular subscribers and access lines. The growth in cellular subscribers and access lines outpaced local exchange revenue growth, which we believe is mainly due to the penetration by GT&T’s cellular base into the lower-use, lower-spending power, section of its market. The growth in access lines over the past year primarily reflects the successful completion of the planned rollout of service to new areas of Guyana. On the cellular side, the growth also reflects GT&T’s continued investment in the expansion of the country’s telecommunications infrastructure. During the fourth quarter of 2004, GT&T expanded its cellular capacity and broadened its service offerings with the launch of services on its new GSM/GPRS network overlay, which has been met with strong demand to date. GT&T now has approximately 17,000 GSM subscribers, some of whom were formerly TDMA subscribers of GT&T. In the first quarter of 2005, GT&T had a total of 15,000 net new additions to its cellular subscriber base. However, given the launch in late 2004 of a new cellular services competitor and GT&T’s increased penetration of the market, GT&T’s cellular subscriber base is unlikely to grow as rapidly in 2005 as in 2004 and it may, in fact, decline.

The growth in access lines, cellular subscribers and traffic caused telephone operating expenses to increase by approximately $1.1 million or 13% to $9.1 million for the first quarter of 2005 from $8.0 million for the first quarter of 2004. However, the other components of total telephone operating expenses—international long distance expenses and general and administrative expenses—declined. International long distance expenses decreased by $0.1 million or 8% from $1.4 million to $1.3 million due to more efficient routing of outbound traffic lowering average outbound termination rates. General and administrative expenses, which consist mainly of overhead expense of the parent company, were $1.4 million, a decrease of $0.2 million or 13% from $1.6 million for the first quarter of 2004. General and administrative expenses during 2005 benefited from decreased salary and bonus expense, lower travel expenditures, and reclassification of the expenses related to the shifting of certain parent company headquarters personnel to focus primarily on Choice. Following professional expenses of $133,000 incurred during the year ended December 31, 2004 to prepare for compliance with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, we incurred approximately $26,000 of these expenses in the first quarter of 2005, as the deadline for compliance for companies such as us was delayed by one year. However, we expect the cost of compliance with the Sarbanes-Oxley Act to increase significantly later in 2005 and particularly in 2006, unless there is some relief from the current interpretation of the new law and related regulations.

The growth in revenue and expense reductions led to a $1.2 million, or 14%, increase in income from telephone operations for the first quarter ended March 31, 2005 as compared to the first quarter of 2004.

Other Operations. Other operations reflects the combined operating results of Choice Communications, CHT, and ATC. Losses from other operations were $1.6 million for the quarter ended March 31, 2005 as compared to $1.2 million for 2004, due to an increase in Choice’s operating losses. This 26% larger loss from other operations was primarily due to increased expenses at Choice, including compensation expense, depreciation expense and TV programming expense. During 2004, Choice continued to invest in its wireless infrastructure to improve its service offerings and expand its coverage area for TV and wireless broadband data and this led to increased depreciation expense and compensation expense in the first quarter of 2005. The increase in programming costs reflects growth in Choice’s TV subscriber base. Choice’s TV revenues in the first quarter of 2005 were up 33% over the first quarter of 2004, but its dial-up internet subscriber base declined over the same period, with related revenues declining by 18%.

Losses generated by Atlantic Tele-Center in the first quarter of 2005 decreased to $253,000 from $332,000 or 24% when compared to the first quarter of 2004 due to reductions in overhead expense and a decline in depreciation expense resulting from the write-off of certain call center assets in the fourth quarter of 2004. These improvements were partly offset by increased expenses associated with its Atlantic Tele-Satellite business (ATS). Management decided to curtail ATC’s call center business at the end of 2004 and took steps to wind down its activities in the first several months of 2005; major flooding in Eastern Guyana in January caused substantial property damage and interrupted call center operations, which in turn led management to accelerate its curtailment activities. Losses from Call Home Telecom, which also experienced a curtailment in business activities during 2004, were down by almost 50% from the first quarter of 2004.

Other Income. Equity in the earnings of Bermuda Digital Communications, our cellular affiliate in Bermuda, was $590,000 for the quarter ended March 31, 2005, as compared to $497,000 for the quarter ended March 31, 2004, an increase of 19%. The increase in equity earnings of BDC for 2005 primarily reflects higher airtime, long distance, and roaming revenues. A 16% increase in subscribers from 17,614 at March 31, 2004 to 20,400 at March 31, 2005, was the primary cause of the revenue increase. In addition, BDC entered into reciprocal roaming agreements in late 2003 and early 2004 with the two largest U.S. CDMA carriers, along with certain other carriers, and these agreements helped drive the increase in long distance and roaming revenues, from both BDC’s subscribers traveling abroad and visitors to Bermuda. While it may be difficult for BDC to achieve similar subscriber growth in 2005 because of competition and the limited size of their market, we are hopeful that BDC’s new high-speed data services and growth in roaming activity will provide a significant source of revenue growth in 2005.

Interest expense increased from $53,000 to $136,000 due to a $9.1 million increase in the Company’s long term debt from March 31, 2004 to March 31, 2005. Interest income increased from $124,000 to $269,000 as a result of an increase in the Company’s cash and marketable securities by $16 million from March 31, 2004 to March 31, 2005. Other income includes foreign exchange gains and losses incurred on our foreign operations, management fees earned from BDC and other income. Other income was $0.3 million for the quarter ended March 31, 2005 and $1.2 million for the same period of 2004. The results reflect foreign exchange gains of $945,000 for 2004, as compared to foreign exchange gains of $8,000 for 2005. The foreign exchange gain in the first quarter of 2004 resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities and resulted in a non-cash gain.

The minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Income taxes. Our effective tax rate for the quarter ended March 31, 2005 was 56% as compared to 54% for the quarter ended March 31, 2004. The increase in the effective tax rate during 2005 was primarily due to the effect of increased losses from other operations, for which the Company did not record a tax benefit because of limitations related to the source of the income.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, as filed with the SEC and Note 7 to the Condensed Consolidated Financial Statements included in this Quarterly report on Form 10-Q. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of March 31, 2005, the Company had $49.2 million in cash, cash equivalents and marketable securities (including our investment in a long term marketable security). Compared to December 31, 2004, this represents an increase of $1.2 million. Major components of this increase included $5.3 million of cash being provided by operating activities offset by $2.5 million for capital expenditures and $1.4 million for dividends paid to shareholders of the Company’s common stock.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $0.3 million revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. As of March 31, 2005, the Company had fully drawn against the $10 million investment credit facility but had not drawn on the revolving line of credit.

The Company believes its existing cash balances and other capital resources, including the $5 million revolving line of credit, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 7 to the Company’s Condensed Consolidated Financial Statements included in this Form 10-Q and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC, could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of March 31, 2005, when translated at $205 Guyana dollars to $1 U.S. dollar, approximately $4.6 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

From time to time we explore opportunities to acquire communications properties or licenses in the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

During the three months ended March 31, 2005, we made $2.5 million in capital expenditures and anticipate making capital expenditures on existing businesses of approximately $15 to $18 million during fiscal 2005, for, among other things, GT&T wireline expansion, including new switches and cabling, increasing GT&T’s cellular capacity and enhancing coverage in urban areas, and coverage and service expansion at Choice Communications. As of March 31, 2005, Bridge International Communications (“Bridge”), a company with which ATN has entered into a secured loan agreement which is convertible into equity, has $2.5 million of availability under its secured credit facility with the Company. We expect that Bridge will draw down additional amounts on this facility.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $945,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; the Company did not incur similar losses in 2004 and did not incur similar gains or losses through March 31, 2005.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under international accounting standards, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and, therefore, devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs(1)
January 1, 2005 – January 31, 2005	—		—	—	$4,669,540
February 1, 2005 – February 28, 2005	—		—	—	$4,669,540
March 1, 2005 – March 31, 2005	25,860	(2)	$33.17	—	$4,669,540

(1)	In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

(2)	The shares were acquired from the Chairman of the Board and Chief Executive Officer of the Company (the “Chairman”) in satisfaction of a financial obligation to the company resulting from the Company’s acquisition of Antilles Wireless Cable T.V. (“Antilles Wireless”). The sale contract required the Chairman to reimburse the Company if Antilles Wireless did not meet gross profit targets in the years 2000 to 2004. The financial performance of Antilles Wireless did not meet the levels specified in the agreement and the Chairman was required to return approximately $856,000 to the Company. Payment was made in March 2005 in the form of 25,860 shares of common stock as approved by the Company’s independent directors.

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 16, 2005	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: May 16, 2005	/s/ Michael T. Prior
Chief Financial Officer and Treasurer