Form 10-Q
period 2005-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2005-08-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

As of July 31, 2005, the registrant had outstanding 4,964,386 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

June 30, 2005

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” with the meaning of the United States federal securities laws including without limitation Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are or may be forward-looking statements. The forward-looking statements contained in this quarterly report reflect our current expectations concerning future financial performance and results of operations as well as management’s plans, strategy for the future and expectations regarding future market conditions. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors are further discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the other sections referred to therein. ATN undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2004	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$39,900	$40,100
Marketable securities	8,081	—
Accounts receivable, net of allowances of $1,044 and $1,330 at December 31, 2004 and June 30, 2005, respectively	7,495	11,146
Materials and supplies	5,228	5,909
Prepayments and other current assets	1,825	2,249

Total current assets	62,529	59,404

FIXED ASSETS:
Property, plant, and equipment	162,909	169,541
Less accumulated depreciation	(62,817)	(70,971)

Net fixed assets	100,092	98,570

LONG-TERM MARKETABLE SECURITIES	—	1,996
INVESTMENT IN AND ADVANCES TO BERMUDA DIGITAL COMMUNICATIONS, LTD.	9,638	10,286
OTHER ASSETS	4,115	5,598

Total assets	$176,374	$175,854

CURRENT LIABILITIES:
Current portion of long-term debt	$687	$735
Accounts payable and accrued liabilities	10,670	9,209
Dividends payable	1,402	1,403
Accrued taxes	11,663	10,427
Advance payments and deposits	3,303	3,219
Other current liabilities	3,927	1,876

Total current liabilities	31,652	26,869
DEFERRED INCOME TAXES	5,142	5,142
LONG-TERM DEBT, excluding current portion	11,726	11,113

Total liabilities	48,520	43,124

MINORITY INTERESTS	19,722	21,568

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,004,567 and 4,964,386 shares outstanding on December 31, 2004 and June 30, 2005, respectively.	52	52
Treasury stock, at cost	(2,000)	(3,565)
Additional paid-in capital	56,767	57,191
Deferred compensation	—	(223)
Equity contribution receivable from related party	(858)	—
Retained earnings	54,171	57,707

Total stockholders’ equity	108,132	111,162

Total liabilities and stockholders’ equity	$176,374	$175,854

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
TELEPHONE OPERATIONS:
Operating revenues:
International long-distance revenues	$11,274	$11,223	$21,942	$22,589
Local exchange service revenues	8,242	9,298	16,052	17,918
Other revenues	990	1,354	1,895	2,633

Total telephone operating revenues	20,506	21,875	39,889	43,140

Operating expenses:
International long-distance carrier expenses	1,256	1,335	2,636	2,605
Telephone operating expenses	7,559	9,195	15,592	18,278
General and administrative expenses	1,423	1,585	3,061	2,996
Non-cash equity-based compensation	—	270	—	270

Total telephone operating expenses	10,238	12,385	21,289	24,149

Income from telephone operations	10,268	9,490	18,600	18,991

OTHER OPERATIONS:
Revenues of other operations	1,322	1,509	2,609	2,934
Expenses of other operations	2,990	2,924	5,517	5,911

Loss from other operations	(1,668)	(1,415)	(2,908)	(2,977)

OTHER INCOME (EXPENSE):
Interest expense	(50)	(197)	(103)	(333)
Interest income	111	263	235	532
Other	336	263	1,518	564

Other income, net	397	329	1,650	763

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	8,997	8,404	17,342	16,777
INCOME TAXES	5,359	5,024	10,163	10,040

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF BERMUDA DIGITAL COMMUNICATIONS	3,638	3,380	7,179	6,737
MINORITY INTERESTS	(939)	(945)	(1,832)	(1,846)
EQUITY IN EARNINGS OF BERMUDA DIGITAL COMMUNICATIONS, LTD.	690	796	1,187	1,386

NET INCOME	$3,389	$3,231	$6,534	$6,277

NET INCOME PER SHARE:
Basic	$0.67	$0.65	$1.30	$1.26

Diluted	$0.67	$0.65	$1.30	$1.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,025	4,988	5,025	5,001

Diluted	5,025	4,991	5,025	5,003

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.25	$0.275	$0.50	$0.55

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2005

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,534	$6,277
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,511	8,154
Equity-based compensation	—	270
Deferred income taxes	(53)	—
Minority interests	1,832	1,846
Equity in earnings of Bermuda Digital Communications, Ltd.	(1,187)	(1,386)
Changes in operating assets and liabilities:
Accounts receivable, net	2,274	(3,651)
Amounts due from Bermuda Digital Communications, Ltd.	43	(22)
Materials and supplies, prepayments, and other current assets	(1,311)	(686)
Other assets	(165)	(752)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,774)	(3,622)
Accrued taxes	1,849	(1,236)

Net cash provided by operating activities	15,553	5,192

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,511)	(7,051)
Dividends received from Bermuda Digital Communications, Ltd	415	760
Sale of marketable securities	—	8,081
Advances to Bridge International Communications, Inc.	—	(731)
Purchase of long term marketable securities	—	(1,996)

Net cash used in investing activities	(7,096)	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of long-term debt	3,000	—
Repayment of long-term debt	(574)	(565)
Proceeds from stock option exercise	60	—
Payments to acquire treasury stock	—	(749)
Dividends paid on common stock	(2,502)	(2,741)

Net cash used in financing activities	(16)	(4,055)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,441	200
CASH AND CASH EQUIVALENTS, beginning of the period	32,320	39,900

CASH AND CASH EQUIVALENTS, end of the period	$40,761	$40,100

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (the “Company” or “ATN”), a Delaware corporation, is engaged principally through its 80%-owned subsidiary, Guyana Telephone & Telegraph Company, Limited (“GT&T”), in providing telecommunications services, including local telephone service, long-distance services, and cellular service in the Cooperative Republic of Guyana (“Guyana”) and international telecommunications service to and from Guyana. The Company wholly owns Choice Communications, LLC (hereinafter referred to as “Choice” or “Choice Communications” and formerly known as Wireless World), which holds Multichannel Multipoint Distribution Service (“MMDS”) and Local Multipoint Distribution Service (“LMDS”) licenses for the United States (“U.S.”) Virgin Islands and is engaged in the U.S. Virgin Islands in the internet service, specialized mobile radio, paging and the wireless digital “cable” television businesses. The Company owns an 80% interest in ATN (Haiti) S.A. (“ATN (Haiti)”) and an 80% interest in Transnet, S.A. (“Transnet”), both Haitian corporations that were principally engaged in dispatch radio, mobile telecommunications, paging, and Internet access and data services in Haiti, the assets of which the Company wrote down during previous years. Atlantic Tele-Center, Inc., a wholly owned subsidiary of ATN, operates a satellite-based internet services business (d/b/a/ Atlantic Tele-Satellite), serving customers in Latin America and the Caribbean. Atlantic Tele-Center, Inc.’s call center operations in Guyana were curtailed in early 2005. During 2004, ATN curtailed the operations of Call Home Telecom, LLC, a wholly owned subsidiary of ATN providing collect calling services from Guyana, and is now examining the development by this unit of a wholesale international long distance business. The Company owns a 44% interest in Bermuda Digital Communications, Ltd. (“BDC”), a Bermuda corporation that provides cellular service in Bermuda and operates under the name “Cellular One.” ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their respective revenues.

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

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowances for doubtful accounts, useful lives of fixed assets and the realizability of the carrying values of those assets, the functional currency of GT&T, and income taxes. Actual results could differ significantly from those estimates.

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

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (table in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Basic weighted average common shares outstanding	5,025	4,988	5,025	5,001
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	—	3	—	2

Diluted weighted average common shares outstanding	5,025	4,991	5,025	5,003

5. SEGMENT REPORTING

The Company manages and evaluates its operations in six segments: Telephone Operations, which relates to GT&T; Internet and Wireless Digital Television, which relates to Choice Communications; Cellular, which relates to BDC; Call Center and Satellite Services, which relates to Atlantic Tele-Center, Inc.; Collect Calling, which relates to Call Home Telecom; and Corporate Operations, which relates to Atlantic Tele-Network, Inc. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the Company’s 2004 Annual Report on Form 10K, as filed with the SEC. GT&T, which generates all of its revenues in Guyana, derives most of its revenues from international telephone services by terminating calls for global, tier-one carriers and settling such revenues in U.S. dollars. All of Choice’s revenues were generated in the Virgin Islands and are shown in the accompanying consolidated statements of operations as telephone operating revenues and as part of revenue from other operations, respectively. All of GT&T’s assets are located in Guyana, and all of Choice’s assets are located in the Virgin Islands.

For the three and six months ended June 30, 2004 and 2005, the Cellular, Call Center and Satellite Services, Collect Calling, and Corporate Operations segments are not material for separate disclosure under SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Results for the Corporate Operations segment are reported as a part of Telephone Operations under general and administrative expenses, results for the Call Center and Satellite Services and Collect Calling segments are reported as part of Other Operations, and results for the Cellular segment are reported as part of Other Income in the accompanying consolidated statements of operations.

The following table provides information for each operating segment:

In thousands ($000’s)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Telephone operations:
External revenues	$20,506	$21,875	$39,889	$43,140
Intersegment revenues	—	—	—	—

Total segment revenues	20,506	21,875	39,889	43,140
Segment operating income	10,461	9,162	19,268	17,924
Segment net income	5,396	4,727	10,569	9,232
Depreciation and amortization	3,146	4,208	6,258	8,451
Interest income	84	147	171	310
Interest expense	1	—	3	—
Income tax expense	$5,164	$4,582	$9,829	$9,010

Internet and wireless digital television:

External revenues	$1,265	$1,347	$2,506	$2,638
Intersegment revenues	—	—	—	—

Total segment revenues	1,265	1,347	2,506	2,638
Segment operating loss	(1,235)	(1,311)	(2,100)	(2,649)
Segment net loss	(1,506)	(1,746)	(2,633)	(3,465)
Depreciation and amortization	457	589	898	1,172
Interest income	—	—	—	—
Interest expense	276	435	537	816
Income tax expense	$—	$—	$—	$—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents a reconciliation of the segment information to the consolidated financial information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2005	2004	2005
Operating revenues:
Total reportable segments	$21,771	$23,222	$42,395	$45,778
Revenues from other operations, excluding internet an wireless digital television	57	162	103	296

Total consolidated	$21,828	$23,384	$42,498	$46,074

Operating income:
Total reportable segments	$9,226	$8,722	$17,168	$17,019
Other operations	384	(386)	279	(451)
Eliminations and adjustments	(1,010)	(261)	(1,755)	(554)

Total consolidated	$8,600	$8,075	$15,692	$16,014

Net income:
Total reportable segments	$3,890	$3,521	$7,936	$6,852
Other operations	438	655	430	1,271
Eliminations and adjustments	(939)	(945)	(1,832)	(1,846)

Total consolidated	$3,389	$3,231	$6,534	$6,277

	December 31, 2004	June 30, 2005
Total Assets:
Telephone operations	$133,070	$129,273
Internet and wireless digital television	13,039	13,504
Other operations	30,265	33,147

Total consolidated	$176,374	$175,924

	For the Six Months Ended June 30,
	2004	2005
Capital Expenditures:
Telephone operations	$4,400	$6,174
Internet and wireless digital television	1,983	877
Other operations	1,128	—

Total consolidated	$7,511	$7,051

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R revises FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This standard requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees (including stock options and discount stock purchase plans). SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The compensation cost of the award is recognized over the period during which an employee is required to provide service, i.e. the requisite service period (usually the vesting period). In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides further guidance regarding SFAS 123R for the proper accounting and valuation of share-based compensation arrangements.

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

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and accordingly the Company expects to adopt FIN 47 in December 2005. The Company believes that there should be no impact as a result of the adoption of this accounting interpretation on its results of operations, financial position and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective for reporting periods ending after June 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. 143-1 is not expected to have an impact on our financial position or results of operations.

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

GT&T launched its Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government, GT&T’s right to use certain assigned frequencies. The Government has indicated its intent to review the allocation of frequencies for mobile services to optimize spectrum usage while fostering additional competition in the mobile sector. On December 23, 2004, GT&T received a letter from the National Frequency Management Unit (“NFMU”) notifying the Company of the NFMU’s decision to subdivide the GSM 900 MHz spectrum, in which GT&T offers service, into four separate bands. This spectrum was previously divided into two bands, which were awarded to GT&T and CelStar Guyana, Inc (“CSG”). GT&T sought a postponement of the subdivision of the GSM 900 MHz spectrum into four bands until GT&T could review the consequences of such a subdivision, and is now in the process of analyzing the effect that this subdivision will have on its network and business. Based on a request by GT&T to the Government of Guyana (“GOG”), the Prime Minister, who exercises responsibility for telecommunications, convened a meeting between GT&T and the NFMU. As a result of this meeting, the NFMU’s plan to subdivide the GSM 900 MHz spectrum was confirmed and GT&T was informally notified that it would have six months to propose any adjustments to the new spectrum allocation scheme. A further extension to March 2006 was granted to GT&T in keeping with the understanding that the Company should not be overly inconvenienced by the decision. GT&T is still in discussions with the Government and the NFMU regarding the structure and level of the spectrum fee and cannot, at this time, reach any conclusion as to the impact, if any, that this fee will have on operations.

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

In other events, another party, Digicel, which operates a cellular 900 MHz service in other Caribbean countries, has requested or applied for a mobile license in Guyana. It is the Company’s understanding that CSG objected to the granting of this license to the “GOG” based on a moratorium agreement between CSG and the GOG. It is the Company’s understanding that this agreement, which is not a public document, gives CSG a specific period of time during which it could develop its own network and services before a new mobile license will be granted by the GOG. It is not clear at this time, what position the GOG will take on this matter or whether the GOG will act on the Digicel application and, if so, when such action will occur. CSG has filed a lawsuit in Guyana against Digicel claiming that Digicel had violated a Memorandum of Understanding that the two Companies signed in October 2003, when the two companies apparently had prior acquisition talks, and that Digicel unlawfully sought to hire CSG employees with a view to acquire strategic marketing information. CSG had initially been granted an ex parte injunction, but this injunction was subsequently dismissed and CSG has appealed that dismissal.

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

On December 31, 2001, GT&T filed an application with the Public Utilities Corporation of Guyana (“PUC”) seeking $24.7 million of additional local revenues per year in light of the reduction in international settlement rates for U.S. Guyana traffic. In connection with its application, GT&T proposed that it receive a temporary rate increase designed to generate $16.1 million per year of additional local revenues. On February 18, 2002, the PUC issued an order awarding GT&T interim rates designed to produce $2.7 million per year of additional local revenues. The PUC indicated that it would continue to hold hearings on the appropriate permanent increase in rates with the objective of establishing permanent rates by June 2002, but as of the date of this report no such permanent rates have been approved. In May 2003, the PUC provided to GT&T a staff report that recommended that the temporary rates currently in effect be made permanent. GT&T responded to the Commission asking for a review of this recommendation because in GT&T’s view the staff of the Commission was not correct in disallowing certain expenditures and assets from the calculation of its rate base. No hearing has yet been called by the Commission to examine GT&T’s response.

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. After negotiations with the Government broke down, ATN and GT&T brought suit in the U.S. District Court in Washington, D.C. against the Inter-American Development Bank (“IADB”), among others, to halt a proposed loan to the Government of Guyana on the grounds that the American director of the IADB is prohibited from approving loans to a country which has nullified the contractual rights of a U.S. investor. On March 7, 2003, the United States District Court for the District of Columbia dismissed the Company’s suit against the IADB on the grounds that the Company lacked standing and the Company decided not to appeal the decision. Upon the termination of this litigation in March of 2003, the Government invited the Company to resume negotiations and to prepare a summary of the February 2002 meeting. Subsequently the Government changed its outside counsel at the suggestion of the IADB and sustained negotiations have not been held since. (See Litigation).

In early 2000, Inet Communications, Inc., an Internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the GOG and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T’s monopoly. Inet’s motion was struck down for non-appearance of counsel. However, Inet’s counsel has applied for the matter to be restored. The Court has not yet taken action on Inet’s application.

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

In July 2004, the FCC released an order revising the rules and spectrum band plan applicable to the MMDS and ITFS services and renaming the services Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”), respectively. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules, to which Choice and many industry parties have objected, are subject to clarification and reconsideration before they become effective. Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to these rules by obtaining an additional 24 MHz from the FCC. Choice may still be required to relocate certain operations to different spectrum, the costs of which may be borne by the party precipitating the move. Choice is actively participating in the rule making process at the FCC to make its position known and mitigate any impact on operations.

In 1999, Choice began efforts to enter the local telephone market in the U.S. Virgin Islands as a competitive local exchange carrier to the incumbent carrier by using its licensed frequencies and by leasing wireline facilities and purchasing interconnection from the incumbent. In 2001, the Virgin Islands Public Services Commission (“PSC”) upheld the incumbent’s contention that it is entitled to a rural telephone company exemption from certain provisions of the Telecommunications Act of 1996 that require the incumbent to interconnect on terms and conditions favorable to the competitor. Choice appealed the PSC’s decision to the District Court. The case was argued in September 2004, and the parties submitted findings of fact and conclusions of law late in 2004. On July 15, 2005, the District Court released an order that agreed with Choice’s contention that the PSC erred in its analysis when finding that competition would adversely affect universal service and affirmed the PSC’s conclusions that competition would not be technically and economically burdensome to the incumbent. The incumbent and the PSC have indicated plans to appeal. A decision considered to be adverse to Choice may increase the operating and capital expenditures if Choice chooses to offer local telephone service in a traditional circuit-switched network platform.

In 2002, Choice also petitioned the Virgin Islands PSC for classification as an “Eligible Telecommunications Carrier” (“ETC”), which, if granted, would permit Choice to apply for funds from the Federal Universal Service program created to facilitate the deployment of telecommunications services in rural and high-cost areas. In 2003, the PSC held hearings on Choice’s request and, in February 2004, concluded that it did not have jurisdiction over Choice on this issue, and directed the petition to the FCC. In January 2005, Choice filed a Petition for Designation as an Eligible Telecommunications Carrier at the FCC. The public comment cycle closed in March and that proceeding is pending. On April 29, 2005, Centennial USVI Operations Corp. (“Centennial”), a cellular carrier, applied to the FCC for designation as an ETC. In comments to the FCC, Choice asserted that the FCC must consider ETC applications in the order they were filed and address Choice’s application before considering Centennial’s application. If Choice is designated an ETC, and decides to enter the local telephone market in a traditional manner, it may require a significant capital investment in order to build out the capabilities necessary to sustain the ETC designation and meet the requirements for Federal Universal Service support.

Although outbound traffic has increased in recent years, as mentioned above, GT&T also competes with illegal “internet cafes” in Guyana that are offering VoIP services. These calls can undercut GT&T’s normal prices as the current PUC orders require GT&T to maintain the internet service to dial-up users at no local meter charges. Further, numerous private residences and businesses have been utilizing new technologies such as VoIP which allows for “free” internet calls. While GT&T has objected to the relevant authorities that these activities are a violation of GT&T’s exclusive international license, no action has been taken in this regard. GT&T offers a lower cost international service at its phone booths to counteract the effects of the internet cafés.

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

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the Government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases, to which GT&T was entitled to compensate for the devaluation of currency which occurred in 1991, provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than four years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, cellular and data.

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

Should GT&T be held liable for any of the above tax liabilities, totaling $23.5 million, the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T’s return on investment to less than 15% per annum for the relevant periods.

In December 2002, GT&T filed a proof of claim against Teleglobe Inc., a customer of GT&T that is in bankruptcy protection, for approximately US$41.5 million for fees and interest from Teleglobe’s breach of its contract with GT&T and requesting damages for fraudulent activity alleged by GT&T. In January 2005, the bankruptcy administrator disallowed

GT&T’s entire claim against the estate and GT&T filed a notice of dispute. Settlement discussions followed and the parties agreed to settle all claims for approximately US$15 million. GT&T expects that it will receive a distribution in the third quarter that is no more than 1.2 percent of this amount.

Lease Commitments and Other Obligations

The Company leases approximately 34,000 square feet of office space and certain tower sites under non-cancelable operating leases. The Company’s approximate obligation for payments under these leases is as follows at June 30, 2005:

For the twelve months ended June 30,
2006	$477,000
2007	500,000
2008	436,000
2009	402,000
2010	354,000
Thereafter	1,612,000

Total Obligations Under Operating Leases	$3,781,000

8. SUBSEQUENT EVENTS

ATN- Pending Acquisition of Commnet Wireless LLC

On July 26, 2005, the Company announced that it had signed a definitive agreement to purchase 95% of Commnet Wireless LLC in a cash transaction valued at approximately $59 million, including the repayment of approximately $5.4 million in Commnet debt. Commnet is a privately held owner and operator of wireless voice and data roaming networks in rural markets throughout the United States. The Company will fund the purchase through a combination of cash on hand and bank debt. ATN has received a conditional commitment for the required financing from a major U.S. financial institution and expects the transaction and the financing facility to close early in the fourth quarter of 2005. ATN expects to have consolidated debt of approximately $60 million upon the closing of this transaction.

Choice- Acquisition of Additional Spectrum

On February 24, 2005, Choice filed an application with the FCC for 24 MHz of EBS spectrum for Choice’s commercial use in the Virgin Islands and a waiver request asking the FCC to lift its long-term freeze on applications for commercial use of EBS spectrum, typically allocated only for educational uses only. On June 22, 2005, the Wireless Telecommunications Bureau of the FCC issued an order granting Choice’s waiver request and, on July 6, 2005, it issued Choice a license for 24 MHz of additional spectrum, Choice is using this spectrum, a 20% increase of its spectrum holdings, to expand its rollout of its broadband digital services and wireless digital television.

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

OVERVIEW

Atlantic Tele-Network, Inc. (“ATN,” “Company” or “we”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest cellular provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. More than 90% of our consolidated revenues in 2004 were derived from GT&T operations.

•	Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of wireless digital television services, wireless Digital Subscriber Line (“wDSL”) services, dial-up internet services and certain other communications services in the U.S. Virgin Islands. Choice Communications is a wholly owned subsidiary of the Company and acquired its internet service business in 1999 and its television business in March 2000.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. We currently own 44% of the equity of BDC.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, to provide call center services. In early 2004, ATC acquired the assets of a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in lesser-developed countries. Call center operations were curtailed in early 2005.

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates for a management fee equal to approximately 6% of their respective revenues.

The Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. Historically, GT&T has derived most of its revenues from international telephone services by terminating calls for global, tier-one carriers and settling such revenues in US dollars. Since mid-2001, in part as a result of revised tariffs for cellular service, an increasing proportion of the Company’s telephone operating revenues are derived from local exchange service, both wireless and wireline. The principal components of operating expenses for the Company are international long-distance expenses, telephone operating expenses, and general and administrative expenses. International long-distance expenses consist principally of charges from international carriers for outbound international calls from Guyana. Telephone operating expenses consist of plant specific operations, plant non-specific operations (which includes depreciation and amortization), customer operations, corporate operations expenses of GT&T, and taxes other than income taxes. General and administrative expenses consist principally of expenses of the parent company.

Operating results for the Company’s internet and wireless digital television subsidiary, Choice, together with the Company’s other wholly-or majority-owned subsidiaries ATC, and Call Home Telecom, LLC (“CHT”), are shown in the Company’s condensed consolidated statements of operations as “Other Operations”. Revenues and expenses in this section principally represent the operations of Choice.

We are continually evaluating opportunities for establishing or acquiring other telecommunications businesses in the Caribbean, Latin America, the United States and elsewhere, and may make investments in such businesses in the future.

RECENT DEVELOPMENTS

ATN- Pending Acquisition of Commnet Wireless LLC

On July 26, 2005 , the Company announced that it has signed a definitive agreement to purchase 95% of Commnet Wireless LLC in a cash transaction valued at approximately $59 million, including the repayment of approximately $5.4 million in Commnet debt. Commnet is a privately held owner and operator of wireless voice and data roaming networks in rural markets throughout the United States.

The Company will fund the purchase through a combination of cash on hand and bank debt. ATN has received a conditional commitment for the required financing from a major U.S. financial institution and expects the transaction to close early in the fourth quarter of 2005.

Choice- Acquisition of Additional Spectrum

On February 24, 2005, Choice filed an application with the FCC for 24 MHz of EBS spectrum for Choice’s commercial use in the Virgin Islands and a waiver request asking the FCC to lift its long-term freeze on applications for commercial use of EBS spectrum, typically allocated only for educational uses only. On June 22, 2005, the Wireless Telecommunications Bureau of the FCC issued an order granting Choice’s waiver request and, on July 6, 2005, it issued Choice a license for 24 MHz of additional spectrum, Choice is using this spectrum, a 20% increase of its spectrum holdings, to expand its rollout of its broadband digital services and wireless digital television.

GT&T- Cost Allocation Model

In March 2005, the PUC informed GT&T that the PUC had retained a consulting firm, Georgetown Consulting Group (GCG), to examine several issues, including the development of a cost allocation model (CAM) that might serve as guidelines or a framework for the development of rates by GT&T in the future. GT&T provided certain information to GCG at the direction of the PUC, and GCG presented a workshop on its recommendations. GT&T attended the workshop as an observer rather than a participant. GT&T has taken the position that the adoption of a formal CAM is not necessary or useful for Guyana, and GT&T has not yet received a requested clarification from the Prime Minister as to the scope and purpose of the CAM study. At this time, GT&T does not know whether a CAM will be adopted in Guyana nor what the effect of any such action would be on GT&T’s rates, revenues, or business operations.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2004 and 2005

Net income for the three months ended June 30, 2005 was $3.2 million, or $0.65 per share basic and diluted as compared to $3.4 million, or $0.67 per share basic and diluted, for the quarter ended June 30, 2004, a decrease of 5.9%. Net income for the six months ended June 30, 2005 was $6.3 million, or $1.26 per share basic and $1.25 per share diluted as compared to $6.5 million, or $1.30 per share basic and diluted, for the comparable six months of 2004, a decrease of 3.1%. Net income for the first six months of 2004 included a net foreign exchange gain of $962,000 due to a devaluation of the Guyana dollar. Excluding this gain, net income for the first six months of 2005 increased by 12.7% over the first six months of 2004.

Telephone Operations. Total telephone operating revenues for the quarter ending June 30, 2005 were $21.9 million as compared to $20.5 million for the same period of 2004, an increase of $1.4 million, or 6.8%. For the six months ended June 30, 2005, telephone operating revenues increased by $3.3 million or 8.2% over the comparable period of 2004. The overall increase in total telephone operating revenues was principally attributable to an increase in cellular and wireline subscribers as GT&T continues to see strong demand for its new GSM/GPRS services which were introduced in the fourth quarter of 2004.

International long distance revenues remained relatively unchanged between the three months ended June 30, 2005 and 2004 as total minutes of traffic decreased less than 2.0% in 2005 as compared to 2004. For the six months ended June 30, 2005, international long distance revenues increased $0.6 million, or 2.9%, due to an increase in traffic volume of 2.4% as compared to the six months ended June 30, 2004. Such increase in traffic was offset by a slight reduction in rates. While average inbound rates remained unchanged during the periods presented, average outbound rates decreased approximately 4.4% during the six months ended June 30, 2005 as compared to the same period of 2004. Local exchange service revenues increased by $1.1 million, or 12.8% and $1.9 million, or 11.6% for the three and six months ended June 30, 2005, respectively, as GT&T’s cellular and wireline (access lines) subscribers increased to 181,019 and 108,622 as of June 30, 2005, respectively. These subscriber levels represent an increase of 43,783 or 31.9% in cellular subscribers and 12,073 or 12.5% in wireline subscribers, respectively as compared to June 30, 2004. Based on anecdotal evidence only, GT&T management suspects that voice over internet protocol (VoIP) traffic is increasing and is limiting the increase in traditional voice traffic over GT&T’s network.

Total telephone operating expenses, which consist of international long-distance expenses, telephone operating expenses, general and administrative expenses and non-cash stock-based compensation, were $12.4 million and $24.1 million for the three and six months ended June 30, 2005 as compared to $10.2 million and $21.3 for the comparable periods of 2004 an increase of $2.2 million, or 21.6% and $2.8 million, or 13.1%, respectively. As GT&T penetrates deeper into its market for cellular services, however, the average revenue per subscriber has declined, so recent substantial subscriber gains have had a lesser impact on revenues. International long distance expenses increased slightly during the quarter ended June 30, 2005 as compared to 2004 as outbound minutes increased by 5.9% quarter over quarter and 3.3% when comparing the six month periods. These increases, however, were partially offset by more efficient routing of outbound traffic, lowering the average termination rate. Telephone operating expenses increased by $1.6 million and $2.7 million during the three and six months ended June 30, 2005, primarily due to the large increase in lines and cellular subscribers. Network operating costs were also negatively impacted by a significant increase in electric and fuel prices in Guyana over the past year.

General and administrative expenses increased during the quarter ended June 30, 2005 by $162,000 or 11% due to an increase in travel and professional fees in connection with a new corporate office in Salem, MA and the potential acquisition of Commnet. For the six months ended June 30, 2005 however, general and administrative expenses have benefited from decreased salary and bonus expense and a reclassification of the expenses related to the shifting of certain parent company headquarters personnel to focus primarily on Choice. Following professional expenses of $133,000 incurred during the year ended December 31, 2004 to prepare for compliance with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002, we incurred approximately $26,000 and $17,000 during the first and second quarters of 2005 as the deadline for compliance for smaller “non-accelerated filers” such as us was delayed by one year. However, we expect the cost of compliance with the Sarbanes-Oxley Act to increase significantly later in 2005 and particularly in 2006, unless there is some relief from the current interpretation of the new law and related regulations.

Non-cash equity compensation represents the vesting of approximately 8,500 of the 17,000 restricted shares that were issued to certain employees during May 2005 under the Company’s 2005 Restricted Stock Plan.

Income from telephone operations was $9.5 million and $19.0 million for the three and six months ended June 30, 2005 as compared to $10.3 million and $18.6 million for the corresponding periods of 2004. This represents a decrease of 7.8% and an increase of 2.2% for the three and six months ended June 30, 2005, respectively.

Losses from other operations (comprised of Choice, ATC and CHT) were $1.4 million for the quarter ended June 30, 2005 as compared to $1.7 million for the corresponding quarter of 2004, an improvement of $0.3 million, due to an increase in revenue at Choice combined with the reduction of expenses at ATC and CHT which had their operations curtailed during 2004. Revenues from other operations increased by $187,000 or 14% to $1.5 million during the quarter ended June 30, 2005, primarily attributable to an $88,000 or 7.0% increase in revenues at Choice as television subscribers increased by 36%. Expenses from other operations remained relatively unchanged from the quarter ended June 30, 2005 as compared to 2004. Expenses at Choice increased by $143,000 or 7.5% due primarily to increased depreciation expense as Choice continued its expansion of its network infrastructure. This was largely offset by a $132,000 reduction in call center expenses during the quarter ended June 30, 2005 because of the closing of its call center facilities.

For the six months ended June 30, 2005, losses from other operations were $3.0 million compared to $2.9 million for the corresponding quarter of 2004, an increase of 3.4%. Revenues from other operations increased by $325,000 or 12.5% to $2.9 million during the six months ended June 30, 2005, primarily attributable to a $140,000 or 5.6% increase in revenues at Choice. Expenses from other operations increased by $0.4 million or 7.1%, to $5.9 million during the six months ended June 30, 2005. Expenses at Choice increased by $0.6 million or 16.7% and this increase was only partly offset by the expense reduction at ATC and CHT. Call center expenses at ATC declined by $161,000 from $476,000 for the six months ended June 30, 2004 to $315,000 for the six months ended June 30, 2005.

Equity in the earnings of Bermuda Digital Communications, the Company’s cellular operator in Bermuda, was $796,000 for the three months ended June 30, 2005, as compared to $690,000 for the corresponding period of 2004, an increase of 15.4%. The increase in earnings for the quarter ended June 30, 2005 primarily reflects increased roaming and long distance revenues partially stemming from an increase of 10.9 million minutes or 33.2% to 43.7 million minutes during 2005 from 32.8 million minutes in 2004 and a 18.3% increase in cellular subscribers to 21,644. The increased subscriber levels include new data customers using Bermuda Digital Communications’ new EV-DO network to obtain high-speed Mobile data services. For the six months ended June 30, 2005, the Company’s equity in earnings rose 16.7% to $1.4 million compared to $1.2 million in the comparable six-month period of 2004.

Other income was $329,000 and $763,000 during the three and six months ended June 30, 2005, compared to $397,000 and $1.7 million during the comparable periods of 2004. The decrease was primarily attributable to foreign exchange gains of $17,000 and $962,000 recorded during the three and six months ended June 30, 2004. The foreign exchange gain resulted from a decline in the value of the Guyana dollar in relation to the U.S. dollar, which decreased the value of GT&T’s Guyana dollar denominated net liabilities resulting in a gain.

The effective tax rate for the three and six months ended June 30, 2005 and 2004 was 55% which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S income tax rates.

Minority interest in earnings consists of the Guyana government’s 20% interest in GT&T.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, as filed with the SEC and Note 7 to the Condensed Unaudited Consolidated Financial Statements included in this Quarterly report on Form 10-Q. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of June 30, 2005, the Company had $42.1 million in cash, cash equivalents and marketable securities (including our investment in long term marketable securities). Compared to December 31, 2004, this represents a decrease of $5.9 million. Major components of this decrease included $5.3 million of cash being provided by operating activities offset by $7.1 million for capital expenditures, $2.8 million for dividends paid to shareholders of the Company’s common stock and $749,000 paid to acquire the Company’s common stock to be held in treasury.

The Company maintains a $15.3 million credit facility that allows for borrowings of up to $10 million for external acquisitions and investments, provides a $5 million revolving line of credit for general corporate purposes, and a $0.3 million revolving line of credit for corporate travel and expenses. The interest rate on the facility is LIBOR plus 2.25%. The facility is collateralized by, among other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. As of June 30, 2005, the Company had fully drawn against the $10 million investment credit facility but had not drawn on the revolving line of credit. See Note 8 regarding the Company’s potentially new credit facility in connection with the proposed acquisition of Commnet Wireless.

The Company believes its existing cash balances and other capital resources, including the $5 million revolving line of credit, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from GT&T and BDC. The tax and regulatory issues discussed in Note 7 to the Company’s Condensed Unaudited Consolidated Financial Statements included in this Form 10-Q and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC, could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of June 30, 2005, when translated at $205 Guyana dollars to $1 U.S. dollar, approximately $1.8 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

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

On July 26, 2005 , the Company announced that it had signed a definitive agreement to purchase 95% of Commnet Wireless LLC in a cash transaction valued at approximately $59 million, including the repayment of approximately $5.4 million in Commnet debt. Commnet is a privately held owner and operator of wireless voice and data roaming networks in rural markets throughout the United States. The Company will fund the purchase through a combination of cash on hand and bank debt. ATN has received a conditional commitment for the required financing from a major U.S. financial institution and expects the transaction and the financing facility to close early in the fourth quarter of 2005. ATN expects to have consolidated debt of approximately $60 million upon the closing of this transaction.

During the six months ended June 30, 2005, we made $7.1 million in capital expenditures and anticipate making additional capital expenditures on existing businesses of approximately $12 million to $15 million during the remainder of 2005, for, among other things, GT&T wireline expansion, including new switches and cabling, increasing GT&T’s cellular capacity and enhancing coverage in urban areas, and coverage and service expansion at Choice Communications. As of June 30, 2005, Bridge International Communications (“Bridge”), an early stage facilities-based provider of wholesale international long distance services using VoIP technology and managed network services for VoIP providers with which ATN has entered into a secured loan agreement which is convertible into equity, has approximately $2.1 million of availability under its secured credit facility with the Company. We expect that Bridge will draw down additional amounts on this facility.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $945,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; the Company did not incur similar losses in 2004 and did not incur similar gains or losses through June 30, 2005.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under international accounting standards, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and, therefore, devaluations of the Guyana dollar should have no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs(1)
April 1, 2005 – April 30, 2005	—	$—	—	$4,669,540
May 1, 2005 – May 31, 2005	12,556	28.84	7,000	4,469,963
June 1, 2005 – June 30, 2005	13,000	29.79	13,000	4,083,870

(1)	In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company’s annual meeting of stockholders held on May 18, 2005, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Number of Shares Voted For	Number of Shares Withheld
Ernst A. Burri	4,703,871	252,172
Cornelius B. Prior, Jr.	4,454,029	502,014
Charles J. Roesslein	4,703,835	252,208
Henry U. Wheatley	4,703,535	252,508

Also at the Company’s annual meeting of stockholders held on May 18, 2005, the Company’s 2005 Restricted Stock and Incentive Plan was approved. The relevant voting information is as follows:

Voted	Number of Votes
For	3,512,601
Against	766,684
Abstain	114,498
Non-votes	562,260

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 15, 2005	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: August 15, 2005	/s/ Michael T. Prior
Chief Financial Officer and Treasurer