Form 10-Q
period 2005-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2005-11-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-12593

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, the registrant had outstanding 4,964,386 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

September 30, 2005

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q are “Forward-Looking Statements” with the meaning of the United States federal securities laws, including without limitation Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are or may be forward-looking statements. The forward-looking statements contained in this quarterly report reflect our current expectations concerning future financial performance and results of operations as well as management’s plans, strategy for the future and expectations regarding future market conditions. Accordingly, such forward looking statements are not guarantees of future events or results. Forward-looking statements generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” or other similar words or phrases. Statements that describe our objectives, plans or goals are or may be forward-looking statements. The forward-looking statements contained in this quarterly report are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance and achievements expressed or implied by these statements. These risks, uncertainties and other factors include those discussed in the first paragraph of Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the other sections referred to therein, as well as major competitive developments, material changes in the communications industry or regulation and changes in communications technology. ATN undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2004	September 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$39,900	$28,417
Marketable securities	8,081	—
Accounts receivable, net of allowances of $1,044 and $1,485 at December 31, 2004 and September 30, 2005, respectively	7,495	17,901
Materials and supplies	5,228	4,700
Prepayments and other current assets	1,825	2,916

Total current assets	62,529	53,934

FIXED ASSETS:
Property, plant, and equipment	162,909	194,053
Less accumulated depreciation	(62,817)	(74,882)

Net fixed assets	100,092	119,171

LICENSES	—	11,246
GOODWILL	—	25,374
LONG-TERM MARKETABLE SECURITIES	—	1,992
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES	9,638	13,926
OTHER ASSETS	4,115	8,582

Total assets	$176,374	$234,225

CURRENT LIABILITIES:
Current portion of long-term debt	$687	$752
Accounts payable and accrued liabilities	10,670	14,261
Dividends payable	1,402	1,518
Accrued taxes	11,663	15,548
Advance payments and deposits	3,303	2,655
Other current liabilities	3,927	3,584

Total current liabilities	31,652	38,318
DEFERRED INCOME TAXES	5,142	1,063
LONG-TERM DEBT, excluding current portion	11,726	58,040

Total liabilities	48,520	97,421

MINORITY INTERESTS	19,722	22,732

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 5,151,424 shares issued and 5,004,567 and 4,964,386 shares outstanding on December 31, 2004 and September 30, 2005, respectively.	52	52
Treasury stock, at cost	(2,000)	(3,651)
Additional paid-in capital	56,767	57,475
Deferred compensation	—	(447)
Equity contribution receivable from related party	(858)	—
Retained earnings	54,171	60,643

Total stockholders’ equity	108,132	114,072

Total liabilities and stockholders’ equity	$176,374	$234,225

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

( Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
REVENUES:
International long-distance	$12,688	$11,401	$34,629	$33,990
Cellular and local exchange	8,488	10,885	24,393	28,786
Internet and television	1,907	2,174	5,717	6,257
Other	431	540	1,273	1,866

Total revenues	23,514	25,000	66,012	70,899

OPERATING EXPENSES:
Termination and access fees	1,429	1,633	4,351	4,406
Internet and programming	644	656	1,804	1,922
Engineering and operations	2,918	3,764	8,124	10,873
Sales and marketing	1,232	1,458	3,505	4,577
General and administrative	3,448	3,337	10,756	10,117
Other operating	228	238	643	710
Non-cash equity-based compensation	—	32	—	302
Depreciation and amortization	3,780	4,005	11,303	12,281

Total operating expenses	13,679	15,123	40,486	45,188

Income from operations	9,835	9,877	25,526	25,711

OTHER INCOME (EXPENSE):
Interest expense	(76)	(297)	(182)	(631)
Interest income	133	273	370	809
Other, net	(320)	404	1,198	1,144

Other income, net	(263)	380	1,386	1,322

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	9,572	10,257	26,912	27,033
Income Taxes	5,706	5,601	15,866	15,642

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED SUBSIDIARIES	3,866	4,656	11,046	11,391
Minority interests, net of tax	(1,065)	(1,118)	(2,897)	(2,964)
Equity in earnings of unconsolidated subsidiaries, net of tax.	829	894	2,015	2,280

NET INCOME	$3,630	$4,432	$10,164	$10,707

NET INCOME PER SHARE:
Basic	$0.72	$0.89	$2.02	$2.15

Diluted	$0.72	$0.89	$2.02	$2.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,026	4,964	5,025	4,982

Diluted	5,026	4,973	5,025	4,986

DIVIDENDS APPLICABLE TO COMMON STOCK	$0.275	$0.30	$0.775	$0.85

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

(Unaudited)

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,164	$10,707
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,303	12,281
Write-down of assets to fair market value	500	—
Equity-based compensation	—	302
Deferred income taxes	241	990
Minority interests	2,897	2,964
Equity in earnings of unconsolidated subsidiaries.	(2,015)	(2,280)
Changes in operating assets and liabilities, excluding the effects of the acquisition of Commnet:
Accounts receivable, net	1,986	(5,125)
Amounts due from unconsolidated subsidiaries.	1,816	443
Materials and supplies, prepayments, and other current assets	(1,155)	22
Other assets	(165)	(586)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(763)	(3,443)
Accrued taxes	4,414	(1,184)

Net cash provided by operating activities	29,223	15,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,512)	(15,166)
Acquisition of Commnet, net of cash acquired of $1,751	—	(57,679)
Dividends received from Bermuda Digital Communications, Ltd	622	1,105
Advances to Bridge International Communications, Inc.	(1,030)	(849)
Proceeds from sales of marketable securities	—	8,081
Purchase of long term marketable securities	—	(1,992)

Net cash used in investing activities	(11,920)	(66,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	3,000	57,000
Repayment of long-term debt	(863)	(10,621)
Proceeds from stock option exercise	60	—
Payments to acquire treasury stock	—	(834)
Distribution to minority shareholders	(3,250)	(1,500)
Dividends paid on common stock	(3,755)	(4,119)

Net cash used in financing activities	(4,808)	39,926

NET CHANGE IN CASH AND CASH EQUIVALENTS	12,495	(11,483)
CASH AND CASH EQUIVALENTS, beginning of the period	32,320	39,900

CASH AND CASH EQUIVALENTS, end of the period	$44,815	$28,417

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN,” “Company” or “we”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest cellular provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. More than 90% of our consolidated revenues in 2004 and through the nine months ended September 30, 2005 were derived from GT&T operations.

•	Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides its customers, wireless service providers, with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•	Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of wireless digital television services, wireless Digital Subscriber Line (“wDSL”) services, dial-up internet services and certain other communications services in the U.S. Virgin Islands. Choice Communications, a wholly owned subsidiary of the Company, acquired its internet service business in 1999 and its television business in March 2000.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. The Company currently owns 44% of the equity of BDC.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, to provide call center services. In early 2004, ATC acquired the assets of a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in lesser-developed countries. Call center operations were curtailed in early 2005.

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates and typically receives a management fee equal to approximately 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated subsidiaries are included in “Other Income” in the accompanying statements of operations.

2. BASIS OF PRESENTATION

The condensed consolidated balance sheet of ATN and subsidiaries at December 31, 2004 has been taken from the audited financial statements at that date. All of the other accompanying condensed consolidated financial statements are unaudited. These condensed consolidated financial statements have been prepared by the management of ATN in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments except for those related to the acquisition of Commnet) considered necessary for a fair statement of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements state fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC.

As a result of the Commnet acquisition, the Company has changed the way it presents income statement data. In prior periods, the GT&T subsidiary represented a substantial majority of the Company’s revenue, expense and profit, and the income statement followed the traditional regulated telecommunications business presentation. Now that the Company has added a substantial non-regulated business in Commnet and experienced significant growth in its non-exclusive cellular business in Guyana, management believes it important to report the revenue and expenses together for all of the Company’s consolidated subsidiaries. The Company has also grouped depreciation and amortization for all consolidated businesses into one line item on the income statement. Prior periods have been reclassified to conform with the current period presentation. The reclassification of prior period results had no effect on reported net income or earnings per share.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowances for doubtful accounts, useful lives of fixed assets and intangible assets and the realizability of the carrying values of those assets, the values ascribed to acquired intangible assets, the functional currency of GT&T, and income taxes. Actual results could differ significantly from those estimates.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

4. ACQUISITION OF COMMNET WIRELESS, LLC

On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LCC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.6 million, which consisted of $58.7 million in cash and transaction costs of $0.9 million, which primarily consisted of legal and financial advisory services. The acquisition was financed through a new credit facility as discussed in Note 5.

In connection with the Commnet merger agreement, the Company placed $7.4 million of the purchase price in escrow as of September 30, 2005. Of this amount $2.0 million was released to the selling unit holders in November 2005 after successfully meeting certain working capital requirements. The remaining $5.4 million will be released in September 2006 assuming no indemnification claims are presented by ATN.

The acquisition was accounted for using the purchase method and the results of operations of the acquired business since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company for the three and nine month periods ended September 30, 2005. The purchase price allocation is preliminary, as additional time is needed by a third party valuation firm to prepare a complete and accurate appraisal. The final determination of required purchase accounting adjustments will be made upon the completion of an appraisal of Commnet’s tangible and intangible assets during the fourth quarter of 2005. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of the third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The goodwill and licenses, however, will be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Total consideration:
Cash paid	$58,671
Transaction costs paid	759
Transaction costs accrued	200

Total purchase consideration	$59,630

Allocation of the purchase consideration:
Current assets, including cash of $1.8 million	$7,617
Fixed assets	16,194
Licenses	11,246
Investments in unconsolidated entities	3,556
Note receivable	3,213
Goodwill	25,374

Total assets acquired	67,200

Accounts payable and accrued expenses	(4,521)
Commitment to purchase additional interest in Commnet of Florida, LLC	(1,500)
Minority interests	(1,549)

Fair value of liabilities assumed	(7,570)

$59,630

Investments in unconsolidated entities of $3.6 million represents Commnet’s 35.00% ownership of MoCelCo, LLC, a 36.63% ownership of Commnet of Florida, LLC and a 33.33% ownership in Tennessee Cellular Telephone Company, LLC which are accounted for using the equity method of accounting.

The note receivable of $3.2 million represents a promissory note from Commnet of Florida, LLC, and is secured by a first lien on all of the assets of Commnet of Florida, LLC. Per the Commnet merger agreement, the Company is required to purchase an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million.

Minority interests represent the minority shareholders’ interest in Commnet’s majority owned subsidiaries as well as a minority shareholder’s 5% interest in Commnet Wireless, LLC and Subsidiaries.

The following table represents the condensed consolidated balance sheet of Commnet as of September 30, 2005 (in thousands):

Total current assets	$8,243
Long term assets other than goodwill	33,146
Goodwill	25,374

Total assets	$66,763

Total current liabilities	$5,906
Long term liabilities	—
Minority interests	1,297

Total liabilities and minority interests	7,203

Net assets	$59,560

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2004 and 2005 assuming that the Commnet acquisition had occurred on January 1, 2004 (in thousands, except per share data):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2004	2005	2004	2005
Revenues	$27,960	$32,030	$76,408	$89,485
Net income	3,770	5,298	9,607	13,019
Net income per basic share	0.75	1.07	1.91	2.61
Net income per diluted share	0.75	1.07	1.91	2.61

5. CREDIT FACILITIES

On September 15, 2005, ATN, as borrower, entered into a Credit Agreement (the “Credit Agreement”) dated as of September 15, 2005 with (a) CoBank, ACB as Administrative Agent, Lead Arranger, and a Lender, and (b) Banco Popular de Puerto Rico as a Lender.

The Credit Agreement contains the following terms and conditions that are material to ATN:

(a)	The Credit Agreement provides for a $20 million revolving credit facility (the “Revolver Facility”) and a $50 million term loan (the “Term Loan”, and together with the Revolver Facility, the “Credit Facilities”).

(b)	The Credit Facilities shall terminate, and all amounts outstanding thereunder shall be due and payable in full on, October 31, 2010.

(c)	Amounts outstanding under the Credit Facilities accrue interest at a rate equal to (at ATN’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50%, (ii) a variable rate of interest published from time to time in the Wall Street Journal as the average prime lending rate for 75% of the United States’ thirty largest commercial banks plus 1%, or (iii) for the Term Loan only, a fixed annual interest rate of 5.875%.

ATN used the proceeds from the $50 million term loan, drew $7.0 million from the Revolver Facility and used $12.4 million of its existing cash on hand in order to acquire 95% of the outstanding equity of Commnet (totaling approximately $59.6 million, including transaction fees) and to repay $10.0 million of outstanding debt under ATN’s previous credit facility. As of September 30, 2005, the Company has also accrued $0.2 million of transaction fees.

As of September 30, 2005 the amounts drawn under the Revolver Facility bear interest at a blended rate of 5.55%.

The Credit Facilities contain certain affirmative and negative covenants on behalf of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of September 30, 2005, the Company was in compliance with the covenants of the Credit Facilities.

6. NET INCOME PER SHARE

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Basic weighted average common shares outstanding	5,026	4,964	5,025	4,982
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	—	9	—	4

Diluted weighted average common shares outstanding	5,026	4,973	5,025	4,986

7. SEGMENT REPORTING

The Company manages and evaluates its operations in seven segments of which three are considered material for separate disclosure under SFAS 131, “Disclosures About Segments of and Enterprise Related Information.” Those three segments are: i) Integrated Telephony, which generates all of its revenues in Guyana and has all of its assets located in Guyana, ii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands, and iii) Rural Cellular, which, as a result of the acquisition of Commnet, generates all of its revenues in the United States and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the Company’s 2004 Annual Report on Form 10K, as filed with the SEC.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2004
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$22,186	$1,283	$—	$1,784	$(1,739)	$23,514
Depreciation and amortization	3,076	508	—	196	—	3,780
Operating income (loss)	11,585	(1,202)	—	(225)	(323)	9,835
Interest income	90	—	—	342	(299)	133
Interest expense	1	299	—	75	(299)	76
Income taxes	5,651	(620)	—	675	—	5,706
Net income (loss)	4,966	(1,551)	—	215	—	3,630

	For the Three Months Ended September 30, 2005
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$21,985	$1,425	$1,548	$1,760	$(1,718)	$25,000
Depreciation and amortization	3,067	584	186	168	—	4,005
Operating income (loss)	10,809	(1,220)	629	(31)	(310)	9,877
Interest expense	—	507	—	297	(507)	297
Interest income	146	—	14	620	(507)	273
Income taxes	4,525	(690)	239	1,527	—	5,601
Net income (loss)	4,728	(1,725)	567	862	—	4,432

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

	For the Nine Months Ended September 30, 2004
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$62,075	$3,789	$—	$4,995	$(4,847)	$66,012
Depreciation and amortization	9,336	1,406	—	561	—	11,303
Operating income	30,853	(3,302)	—	(1,150)	(875)	25,526
Interest income	260	—	—	946	(836)	370
Interest expense	4	836	—	178	(836)	182
Income taxes	15,479	(1,672)	—	2,059	—	15,866
Net income	13,702	(4,182)	—	644	—	10,164

	For the Nine Months Ended September 30, 2005
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$65,125	$4,062	$1,548	$5,193	$(5,029)	$70,899
Depreciation and amortization	9,773	1,756	186	566	—	12,281
Operating income	30,472	(3,869)	629	(657)	(864)	25,711
Interest income	456	—	14	1,660	(1,321)	809
Interest expense	—	1,321	—	631	(1,321)	631
Income taxes	14,855	(2,076)	239	2,624	—	15,642
Net income	13,188	(5,190)	567	2,142	—	10,707

	Assets
As of	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Consolidated
September 30, 2005	$125,401	$13,470	$67,722	$27,632	$234,225
December 31, 2004	133,070	13,039	—	30,265	176,374

Total assets for the Rural Cellular segment includes $25.4 million of goodwill.

	Capital Expenditures
Nine Months Ended September 30,	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Consolidated
2005	$13,536	$1,833	$86	(289)	$15,166
2004	10,611	2,368	—	(1,467)	11,512

8. RECENT ACCOUNTING PRONOUNCEMENTS

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

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

In September 2005, FASB issued FASB Staff Position (“FSP”) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations” to address the accounting for obligations associated with EU Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with the commercial user until the equipment is replaced. Depending upon the law adopted by the particular country, upon replacement, the waste management obligation for that equipment may be transferred to the producer of the related equipment. The user retains the obligation if they do not replace the equipment.

FSP No. FAS 143-1 requires a commercial user to apply the provisions of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” to waste obligations associated with historical equipment. The rules require that a liability be established for the retirement obligation with an offsetting increase to the carrying amount of the related asset. FSP No. FAS 143-1 is effective for reporting periods ending after September 8, 2005 or the date of adoption of the law by the applicable EU member country. The issuance of FSP No. 143-1 is not expected to have an impact on our financial position or results of operations.

9. COMMITMENTS AND CONTINGENCIES

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

regulatory agencies. For further information concerning pending GT&T regulatory matters, see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies – Regulatory Matters” in the Company’s Annual Report on Form 10-K as filed with the SEC, and “Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies – Regulatory Matters” in the Company’s Quarterly Report for the Quarter ending June 30, 2005, as filed with the SEC.

GT&T launched its 900 MHz Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government of Guyana, GT&T’s right to use certain assigned frequencies. On December 23, 2004, GT&T received a letter from the National Frequency Management Unit (“NFMU”) notifying the Company of the NFMU’s decision to subdivide the GSM 900 MHz spectrum into four separate bands in an effort to optimize spectrum usage while fostering additional competition in the mobile sector. This spectrum was previously divided into two bands, which were awarded to GT&T and CelStar Guyana, Inc (“CSG”). GT&T sought a postponement of the subdivision of the GSM 900 MHz spectrum until GT&T could analyze the effect that this subdivision would have on its network and business. Based on a request by GT&T to the Government of Guyana (“GOG”), the Prime Minister, who exercises responsibility for telecommunications, convened a meeting between GT&T and the NFMU. As a result of this meeting, GT&T was informally notified that it would have six months to propose any adjustments to the new spectrum allocation scheme. A further extension to March 2006 was granted to GT&T in keeping with the understanding that GT&T should not be overly inconvenienced by the decision.

As a result of extensive discussions with the Guyana NFMU, on October 25, 2005, GT&T submitted its final spectrum fee payment to the NFMU for 2005, while the NFMU continues to develop a methodology for calculating GSM spectrum fees for wireless market participants in Guyana. At this time, the Company does not expect the final determination of the amount of the fee payment in 2005 to have a material adverse effect on its financial condition or results of operations.

There have been no additional material developments in the regulatory matters concerning GT&T in the period covered by these interim Financial Statements.

In July 2004, the FCC released an order revising the spectrum band plan applicable to the MMDS and ITFS services and renaming the services Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”), respectively. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice has objected to the new rules, which are subject to clarification and reconsideration before they become effective, and requested an opportunity to opt-out of the new band plan. In September 2005, the FCC released an order reallocating certain spectrum currently used by Choice for its broadband data service for the deployment of Advanced Wireless Services (“AWS”) and seeking comment on the transition period and compensation of incumbents required to relocate. Choice will be required to relocate certain operations to different frequencies; however, the FCC has proposed that any such transition may take up to five years with the costs borne by the party precipitating the move. Choice is actively participating in the rule making process at the FCC to make its position known and mitigate any impact on operations. Choice believes it has mitigated or eliminated the possibility of a net reduction of its spectrum due to these rules by obtaining an additional 24 MHz of spectrum from the FCC. See “Recent Developments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

There have been no additional material developments in regulatory matters concerning Choice in the period covered by these interim Financial Statements. For further information concerning pending Choice regulatory matters, see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies – Regulatory Matters” in the Company’s Annual Report on Form 10-K as filed with the SEC, and “Notes to Unaudited Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies – Regulatory Matters” in the Company’s Quarterly Report for the Quarter ending June 30, 2005, as filed with the SEC.

Litigation Matters

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in the Company’s Annual Report on Form 10-K as filed with the SEC for which the Company is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the Government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases in compensation for the devaluation of currency in 1991 provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than four years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, cellular and data.

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

In November 1997, GT&T received assessments of the current equivalent of approximately $9.7 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T’s understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court’s order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T’s application.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2005

In December 2002, GT&T filed a proof of claim against Teleglobe Inc., a customer of GT&T that is in bankruptcy protection, for approximately US $41.5 million for fees and interest from Teleglobe’s breach of its contract with GT&T and requesting damages for fraudulent activity alleged by GT&T. In January 2005, the bankruptcy administrator disallowed GT&T’s entire claim against the estate and GT&T filed a notice of dispute. Settlement discussions followed and the parties agreed to settle all claims for approximately US $15 million. GT&T’s claim was then submitted for payment alongside other claims against the estate and, given the fact that the claims against the Teleglobe estate far exceeded the assets available, GTT expected to recover only a small fraction of its claim. In September of 2005, GT&T received a distribution from the Teleglobe estate of approximately $170,000; GT&T may receive additional amounts in the final disposition of the Teleglobe bankruptcy but does not expect such amounts, if any, to be significant.

There have been no additional material developments in litigation in the period covered by these interim Financial Statements.

Additional Investment in Commnet

In July 2006, and in accordance with the Commnet merger agreement, the Company is required to purchase an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company would own 49% of Commnet of Florida.

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

OVERVIEW

Atlantic Tele-Network, Inc. (“ATN,” “Company” or “we”) is a holding company with the following operating subsidiaries and affiliates:

•	Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest cellular provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. More than 90% of our consolidated revenues in 2004 were derived from GT&T operations.

•	Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides its customers, wireless service providers, with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•	Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of wireless digital television services, wireless Digital Subscriber Line (“wDSL”) services, dial-up internet services and certain other communications services in the U.S. Virgin Islands. Choice Communications is a wholly owned subsidiary of the Company and acquired its internet service business in 1999 and its television business in March 2000.

•	Bermuda Digital Communications, Ltd. (“BDC”), the largest cellular telephone service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. The Company currently owns 44% of the equity of BDC.

•	Atlantic Tele-Center, Inc. (“ATC”), a wholly owned subsidiary established in 2000 in the Republic of Guyana, to provide call center services. In early 2004, ATC acquired the assets of a small early stage start-up business that provides very small aperture terminal (“VSAT”) satellite internet services in lesser-developed countries. Call center operations were curtailed in early 2005.

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates and typically receives a management fee equal to approximately 6% of their respective revenues.

For the periods presented, the Company’s revenues and income from operations are derived principally from the operations of its telephone subsidiary, GT&T. Historically, GT&T has derived most of its revenues from international telephone services by terminating calls for global, tier-one carriers and settling such revenues in US dollars. Since mid-2001, in part as a result of revised tariffs for cellular service, an increasing proportion of the GT&T’s are derived from local exchange service, particularly cellular services.

We are continually evaluating opportunities for establishing or acquiring other telecommunications businesses in the Caribbean, the United States and elsewhere, and may make investments in such businesses in the future.

RECENT DEVELOPMENTS

Acquisition of Commnet Wireless LLC

On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LCC, a provider of voice and data mobile roaming services in rural areas of the United States. The purchase price was paid in cash and was approximately $59.6 million including the repayment of approximately $5.7 million of Commnet’s debt and certain transaction costs of $0.9 million, which primarily consisted of fees for bank fees and legal services. The acquisition was financed through a new credit facility as discussed in Note 5 to the accompanying financial statements and the Liquidity and Capital Resources section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The acquisition was accounted for using the purchase method and the results of operations of the acquired business since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company for the three and nine month periods ended September 30, 2005. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of an appraisal provided by a third-party valuation firm. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to identified intangible assets, by management with the assistance of the third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.

Choice - Acquisition of Additional Spectrum

On February 24, 2005, Choice filed an application with the FCC for 24 MHz of EBS spectrum for Choice’s commercial use in the Virgin Islands and a waiver request asking the FCC to lift its long-term freeze on applications for commercial use of EBS spectrum, typically allocated only for educational uses. On June 22, 2005, the Wireless Telecommunications Bureau of the FCC issued an order granting Choice’s waiver request and, on July 6, 2005, it issued Choice a license for 24 MHz of additional spectrum. Choice is using this spectrum, a 20% increase in its spectrum holdings, to expand its rollout of its broadband digital services and wireless digital television in the U.S. Virgin Islands.

GT&T - Cost Allocation Model

In March 2005, the PUC informed GT&T that the PUC had retained a consulting firm, Georgetown Consulting Group (GCG), to examine several issues, including the development of a cost allocation model (CAM) that might serve as guidelines or a framework for the development of rates by GT&T in the future. GT&T provided certain information to GCG at the direction of the PUC, and GCG presented a workshop on its recommendations. GT&T attended the workshop as an observer rather than a participant. GT&T has taken the position that the adoption of a formal CAM is not necessary or useful for Guyana, and GT&T has not yet received a requested clarification from the Prime Minister as to the scope and purpose of the CAM study. At this time, GT&T has not been notified whether a CAM will be adopted in Guyana and has not determined what the effect if any such action would have on GT&T’s rates, revenues, or business operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2005

International long distance revenues. International long distance revenues are generated by GT&T for international telephone calls inbound to and outbound from Guyana. Inbound traffic, which makes up a majority of these revenues, are settled in US dollars. International long distance revenues decreased by $1.3 million from $12.7 million to $11.4 million from 2004 to 2005, respectively. However, revenues for 2004 included a previously disclosed $1.0 million settlement of amounts owed to GT&T by a large international carrier that were significantly past due and written off in a prior period. Net of this settlement, international long distance revenues decreased by $0.3 million, or 2%, from the three months ended September 30, 2004 to the three months ended September 30, 2005. The decrease occurred despite the expansion of GT&T’s access lines by 13% from 98,000 to 111,000 as of September 30, 2004 and 2005, respectively, as management continued to follow through on the major build-out activities to bring new areas of Guyana into service. GT&T’s management believes that unauthorized internet calling continues to dampen international long distance revenues, although this mainly impacts outbound calls. Inbound long distance minutes, which are settled in U.S. dollars, actually increased by 1.8 million minutes, or 5%, from 37.9 million to 39.7 million during the third quarters of 2004 and 2005, respectively.

Cellular and local exchange revenues. Cellular and local exchange revenues represent GT&T’s cellular airtime and access fees and the basic service fees, measured service revenue, access fees and other revenues generated by GT&T’s fixed wireline network. For 2005 this item also includes wholesale voice and data roaming revenues generated by Commnet for the last 15 days of the quarter. Cellular and local exchange revenues also include installation charges for new lines, monthly line rental charges, maintenance, activation fees, equipment sales and other customer services. Cellular and local exchange revenues increased by $2.4 million, or 28%, to $10.9 million for 2005 from $8.5 million for 2004 primarily due to the addition of Commnet and an increase in GT&T’s cellular subscribers of 75,000, or 52%, from 144,000 to 219,000 as of September 30, 2004 and 2005, respectively. However, management believes that some portion of this subscriber growth is a result of certain exiting TDMA prepaid subscribers buying a GSM handset while still retaining their TDMA handsets and, therefore, for the time being, appearing as two subscribers. This phenomenon should resolve itself over time as those TDMA accounts become inactive. Despite this doubling up effect, management believes that the strong growth of GSM subscribers is quite significant in the face of a new nationwide GSM competitor as 75,000 of GT&T’s cellular subscribers are GSM/GPRS subscribers as of September 30, 2005. Of the

$2.4 million increase in cellular and local exchange revenues, $1.5 million of that increase is attributable to the Company’s acquisition of Commnet which was completed on September 15, 2005. We expect the addition of Commnet will cause these revenues to increase substantially in future quarters when compared to our results before the acquisition.

Internet and television revenues. Internet and television revenues represent fees charged to our customers (primarily Choice’s customers) for internet access (both dial-up and high-speed wireless links) as well as wireless digital television services. Internet and television revenues increased by $0.3 million, or 16%, from $1.9 million to $2.2 million as Choice experienced rapidly growing demand for its new WiMax “plug and play” wireless broadband service, marketed as ClearChoice. This increase in broadband subscribers was partially offset, however, by a decrease in Choice’s dial-up subscriber base. Choice’s digital television subscriber base also increased from approximately 3,800 to 4,800 as of September 30, 2004 and 2005, respectively.

Other revenues. Other revenues are miscellaneous services and fees we charge our customers to support the telecommunications services provided to them. Other revenues increased by $0.1 million, or 25%, from $0.4 million to $0.5 million as a result of our expanding network and subscriber bases as noted above.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay to international carriers to terminate our outbound telephone traffic as well as for bandwidth and circuit costs. Termination and access fees increased by $0.2 million, or 14%, from $1.4 million to $1.6 million from 2004 to 2005. Net of Commnet’s expenses of $0.5 million for a portion of the third quarter of 2005, the Company’s termination and access fees decreased by $0.3 million from the third quarters of 2004 to the third quarters of 2005 as GT&T reduced its long distance expenses and Choice had lower circuit costs resulting from the decline of its dial-up subscriber base. The addition of Commnet is expected to increase these expenses substantially in future periods as well.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks. Engineering and operations expenses increased by $0.9 million, or 31%, from $2.9 million to $3.8 million from 2004 to 2005. This increase is the result of the increase in costs to support our expanding networks and subscriber bases. A higher per unit cost of fuel and power in Guyana also contributed to this increase as did the addition of Commnet.

Sales and marketing. Sales and marketing include expenses relating to the salaries and benefits that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns as well as customer service expenses. Sales and marketing expenses increased by $0.3 million, or 25%, from $1.2 million to $1.5 million from 2004 to 2005. The increase in sales and marketing expenses is the result of additional costs needed to provide customer service to our increased subscriber bases as well as more aggressive marketing and sales initiatives at GT&T in connection with competition for GSM market share in Guyana. Both GT&T and its main competitor launched GSM services in the fourth quarter of 2004. Sales and marketing expenses are expected to fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses remained relatively unchanged and decreased by $0.1 million, or 3%, from $3.4 million to $3.3 million from 2004 to 2005 despite the addition of approximately $100,000 in overhead expenses of Commnet.

Other operating expenses. Other operating expenses include miscellaneous taxes (other than income taxes) and fees we incur in order to maintain our operations. Other operating expenses remained unchanged at $0.2 million during 2004 and 2005.

Non-cash equity based compensation. Non-cash equity based compensation represents the vesting of approximately 2,900 of the 8,700 restricted shares that were issued to an employee during July 2005 under the Company’s 2005 Restricted Stock Plan.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation charges the Company records on its property and equipment. Depreciation and amortization expenses increased by $0.2 million, or 5%, from $3.8 million to $4.0 million for 2004 and 2005, respectively. The increase is due to the expansion of our networks to support our increased subscriber bases. A portion of the increase can also be attributed to the addition of Commnet’s assets which were acquired on September 15, 2005.

Interest expense. Interest expense represents the interest on the Company’s outstanding credit facilities including a $50.0 million term loan as well as a $20.0 million revolving line of credit facility. Interest expense increased by $0.2 million from $0.1 to $0.3 million as a result of the borrowings used from these credit facilities to complete the acquisition of Commnet on September 15, 2005.

Interest income. Interest income represents interest earned on the Company’s cash and investments in marketable securities. Interest income increased by $0.2 million from $0.1 million to $0.3 million as a result of the Company’s continuing efforts to maximize its returns on its cash and investments in marketable securities.

Other income(expense). Other income(expense) represents miscellaneous non-operational income earned by, or expenses incurred by, the Company including management fees received from our unconsolidated subsidiaries, mainly BDC. Other income increased from an expense of $0.3 million to income of $0.4 million for 2004 and 2005, respectively, as a result a foreign exchange loss of $0.6 million recorded during 2004.

Income taxes. Income taxes represent taxes the Company pays on its net taxable income. The effective tax rate was 61% and 56% for 2004 and 2005, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes and the amortization of a deferred tax asset which was recorded in a prior period.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T as well as minority shareholders’ interests in Commnet which was acquired on September 15, 2005.

Equity in earnings of unconsolidated subsidiaries. Equity in earnings of unconsolidated subsidiaries includes the Company’s share of the earnings Bermuda Digital Communications, the Company’s cellular operator in Bermuda. Equity in the earnings of BDC increased from $0.8 million to $0.9 million from 2004 to 2005, respectively. This increase primarily reflects increased roaming and long distance revenues partially stemming from an increase of 3,900 subscribers, or 21%, from 18,600 as of September 30, 2004 to 22,500 at September 30, 2005. The increased subscriber levels include new data customers using Bermuda Digital Communications’ new EV-DO network to obtain high-speed Mobile data services. Equity in earnings of unconsolidated subsidiaries also includes the unconsolidated subsidiaries of Commnet, which was acquired on September 15, 2005, and had a negligible effect on the Company’s equity in earnings of unconsolidated subsidiaries for 2005.

Nine Months Ended September 30, 2004 and 2005

International long distance revenues. International long distance revenues decreased by $0.6 million, or 2%, from $34.6 million to $34.0 million from 2004 to 2005, respectively. However, revenues for 2004 included a previously disclosed $1.0 million settlement of amounts owed to GT&T by a large international carrier that were significantly past due and written off in a prior period. Net of this settlement, international long distance revenues increased by $0.4 million, or 1%, from the three months ended September 30, 2004 to the three months ended September 30, 2005. The lack of growth in these revenues was disappointing given the expansion of GT&T’s access lines by 13% from 98,000 to 111,000 as of September 30, 2004 and 2005, respectively, as management continued to follow through on the major build-out activities to bring new areas of Guyana into service. GT&T’s management believes that unauthorized internet calling continues to dampen international long distance revenues, although this mainly impacts outbound calls. Inbound long distance minutes, which are settled in U.S. dollars, increased by 3.4 million minutes, or 3%, from 113.0 million to 116.4 million during the third quarters of 2004 and 2005, respectively.

Cellular and local exchange revenues. Cellular and local exchange revenues increased by $4.4 million, or 18%, to $28.8 million for 2005 from $24.4 million for 2004 primarily due to an increase in cellular subscribers of 75,000, or 52%, from 144,000 to 219,000 as of September 30, 2004 and 2005, respectively. However, management believes that some portion of this subscriber growth is a result of certain exiting TDMA prepaid subscribers buying a GSM handset while still retaining their TDMA handsets and, therefore, for the time being, appearing as two subscribers. This phenomenon should resolve itself over time as those TDMA accounts become inactive. Despite this doubling up effect, management believes that the strong growth of GSM subscribers is quite significant in the face of a new nationwide GSM competitor as 75,000 of GT&T’s cellular subscribers are GSM/GPRS subscribers as of September 30, 2005. Of the $4.4 million increase in cellular and local exchange revenues, $1.5 million of that increase is attributable to the Company’s acquisition of Commnet which was completed on September 15, 2005.

Internet and television revenues. Internet and television revenues increased by $0.6 million, or 11%, from $5.7 million to $6.3 million as Choice experienced rapidly growing demand for its new WiMax “plug and play” wireless broadband service, marketed as ClearChoice. This increase in broadband subscribers was partially offset, however, by a decrease in Choice’s dial-up subscriber base. Choice’s digital television subscriber base also increased from approximately 3,800 to 4,800 as of September 30, 2004 and 2005, respectively.

Other revenues. Other revenues increased by $0.6 million, or 46%, from $1.3 million to $1.9 million as a result of our expanding network and subscriber bases as noted above, as well as the addition of Commnet on September 15, 2005.

Termination and access fee expenses. Termination and access fees remained unchanged at $4.4 million for 2004 and 2005 despite the addition of Commnet during 2005 as well as an increase in the Company’s long distance traffic and subscriber base. The increase caused by these factors was offset by reduced long distance expenses at GT&T and a reduction in circuit costs at Choice resulting from the decline of its dial-up subscriber base.

Engineering and operations expenses. Engineering and operations expenses increased by $2.8 million, or 35%, from $8.1 million to $10.9 million from 2004 to 2005. This increase is the result of the increase in costs to support our expanding networks and subscriber bases. A higher per unit cost of fuel and power in Guyana also contributed to this increase.

Sales and marketing. Selling, marketing and customer service expenses increased by $1.1 million, or 31%, from $3.5 million to $4.6 million from 2004 to 2005. The increase in selling, marketing and customer service expenses is the result of additional costs needed to provide customer service to our increased subscriber bases as well as more aggressive marketing and sales initiatives at GT&T in connection with competition for GSM market share in Guyana. Both GT&T and its main competitor launched GSM services in the fourth quarter of 2004.

General and administrative expenses. General and administrative expenses decreased by $0.7 million, or 6%, from $10.8 million to $10.1 million as the Company continued its concentrated effort in limiting spending on overhead and administrative matters.

Other operating expenses. Other operating expenses remained relatively unchanged and increased from $0.6 million to $0.7 million during 2004 and 2005, respectively.

Non-cash equity based compensation. Non-cash equity based compensation represents the vesting of approximately 8,445 of the 25,500 restricted shares that were issued to certain executives and managers during 2005 under the Company’s 2005 Restricted Stock Plan.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.0 million, or 9%, from $11.3 million to $12.3 million for 2004 and 2005, respectively. The increase is due to the expansion of our networks to support our increased subscriber bases. A portion of the increase can also be attributed to the addition of Commnet which was acquired on September 15, 2005.

Interest expense. Interest expense increased by $0.4 million from $0.2 million to $0.6 million as a result of the borrowings used from the new credit facilities to complete the acquisition of Commnet on September 15, 2005.

Interest income. Interest income increased by $0.4 million from $0.4 million to $0.8 million as a result of the Company’s continuing efforts to maximize its returns on its cash and investments in marketable securities.

Other income. Other income decreased from $1.2 million to $1.1 million for 2004 and 2005, respectively, as management fees from BDC remained consistent from 2004 to 2005.

Income taxes. The effective tax rate was 61% and 59% for 2004 and 2005, respectively, which represent the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S income tax rates rates as well as certain U.S. state income taxes and the amortization of a deferred tax asset which was recorded in a prior period.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T as well as minority shareholders’ interests in Commnet which was acquired on September 15, 2005.

Equity in earnings of unconsolidated subsidiaries. Equity in the earnings of BDC, which makes up the majority of the Company’s equity in earnings of unconsolidated subsidiaries, increased from $2.0 million to $2.3 million from 2004 to 2005, respectively. This increase primarily reflects increased roaming and long distance revenues partially stemming from an increase of 3,900 subscribers, or 21%, from 18,600 as of September 30, 2004 to 22,500 as of September 30, 2005. The increased subscriber levels include new data customers using Bermuda Digital Communications’ new EV-DO network to obtain high-speed mobile data services. Equity in earnings of unconsolidated subsidiaries also includes the unconsolidated subsidiaries of Commnet, which was acquired on September 15, 2005, and had a nominal effect on the Company’s equity in earnings of unconsolidated subsidiaries for 2005.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, as filed with the SEC and Note 9 to the Condensed Unaudited Consolidated Financial Statements included in this Quarterly report on Form 10-Q. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

As of September 30, 2005, the Company had $30.4 million in cash, cash equivalents and marketable securities (including our investment in long term marketable securities). Compared to December 31, 2004, this represents a decrease of $17.6 million. Major components of this decrease included $15.3 million of cash being provided by operating activities offset by $12.4 million for the purchase of Commnet on September 15, 2005 (net of borrowings of $47.0 million used to finance the purchase as discussed below), $15.2 million for capital expenditures, $4.1 million for dividends paid to shareholders of the Company’s common stock and $0.8 million paid to acquire the Company’s common stock to be held in treasury. The Company also acquired $1.8 million of cash as a part of the acquisition of Commnet and borrowed $10.0 million to repay in full the outstanding balance under a previously existing credit facility.

On September 15, 2005, ATN, as borrower, entered into a Credit Agreement (the “Credit Agreement”) dated as of September 15, 2005 with (a) CoBank, ACB as Administrative Agent, Lead Arranger, and a Lender, and (b) Banco Popular de Puerto Rico as a Lender.

The Credit Agreement contains the following terms and conditions that are material to ATN:

(a)	The Credit Agreement provides for a $20 million revolving credit facility (the “Revolver Facility”) and a $50 million term loan (the “Term Loan”, and together with the Revolver Facility, the “Credit Facilities”).

(b)	The Credit Facilities shall terminate, and all amounts outstanding thereunder shall be due and payable in full on, October 31, 2010.

(c)	Amounts outstanding under the Credit Facilities accrue interest at a rate equal to (at ATN’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50%, (ii) a variable rate of interest published from time to time in the Wall Street Journal as the average prime lending rate for 75% of the United States’ thirty largest commercial banks plus 1%, or (iii) for the Term Loan only, a fixed annual interest rate of 5.875%.

ATN used the proceeds from the $50 million term loan, drew $7.0 million from the Revolver Facility and used $12.4 million of its existing cash on hand in order to acquire 95% of the outstanding equity of Commnet (totaling approximately $59.6 million, including transaction fees) and to repay $10.0 million of outstanding debt under ATN’s previous credit facility. As of September 30, 2005, the Company accrued $0.2 million of transaction fees.

As of September 30, 2005 the amounts drawn under the Revolver Facility bear interest at a blended rate of 5.55%.

The Credit Facilities contain certain affirmative and negative covenants on behalf of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time.

The Company believes its existing cash balances and other capital resources, including the approximately $13 million currently available on its revolving line of credit, are adequate to meet current operating and capital needs. The Company’s primary sources of funds at the parent company level are advisory fees and dividends from its subsidiaries and affiliates. The tax and regulatory issues discussed in Note 9 to the Company’s Condensed Unaudited Consolidated Financial Statements included in this Form 10-Q and Note 11 to the Company’s Consolidated Financial Statements included in the Company’s 2004 Annual Report on Form 10-K, as filed with the SEC, could have a material adverse impact on the Company’s liquidity.

The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. A portion of GT&T’s taxes in Guyana may be payable in U.S. dollars or other hard currencies. As a result of the growth of GT&T’s local and cellular business and the general trend toward lower international settlement rates, an increasing portion of the Company’s revenues are earned in Guyana dollars. While there are no legal restrictions on the conversion of Guyana currency into U.S. dollars or other hard currencies, or on the expatriation of Guyana currency or foreign currency from Guyana, there is currently little liquidity in the foreign currency markets in Guyana. While the Company believes that it has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations and no assurance that they will be able to convert such currency at prevailing market rates. As of September 30, 2005, when translated at $205 Guyana dollars to $1 U.S. dollar, approximately $2.3 million of the Company’s total cash balances consisted of balances held in Guyana dollars.

From time to time we explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms the Company will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or debt.

During the nine months ended September 30, 2005, we made $15.2 million in capital expenditures and anticipate making additional capital expenditures on existing businesses of approximately $4 million to $6 million during the remainder of 2005, for, among other things, GT&T wireline expansion, including new switches and cabling, increasing GT&T’s cellular capacity and enhancing coverage in urban areas, Commnet network capacity and coverage expansion and coverage and service expansion at Choice Communications.

As of September 30, 2005, Bridge International Communications (“Bridge”), an early stage facilities-based provider of wholesale international long distance services using VoIP technology and managed network services for VoIP providers with whom the Company has entered into a collateralized loan agreement which is convertible into common equity of Bridge, has approximately $2.0 million of availability under the secured credit facility with the Company. We expect that Bridge will draw down additional amounts on this facility.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $945,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by foreign exchange losses incurred during the year; the Company did not incur similar losses in 2004 and did not incur similar gains or losses through September 30, 2005.

A substantial majority of the Company’s consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under international accounting standards, which, in the Company’s view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in the Company’s view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and, therefore, devaluations of the Guyana dollar should have no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved this position of the Company. Moreover, with the decline in international settlement rates and the increases in GT&T’s cellular and local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s Annual Report on Form 10-K, as filed with the SEC.

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to Financial Statements

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs(1)
July 1, 2005 – July 31, 2005	—	—	—	$4,083,870
August 1, 2005 – August 31, 2005	—	—	—	4,083,870
September 1, 2005– September 30, 2005	—	—	—	4,083,870

(1)	In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 14, 2005	/s/ Cornelius B. Prior, Jr.
Chief Executive Officer and Chairman of the Board

Date: November 14, 2005	/s/ Michael T. Prior
Chief Financial Officer and Treasurer