Form 10-K
period 2005-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2006-03-31
CIK 879585

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-191551

Atlantic Tele-Network, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)
10 Derby Square
Salem, Massachusetts	01970
(Address of principal executive offices)	(Zip Code)

(978) 745-8106

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	American Stock Exchange

None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of each class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2005, was approximately $65,893,200, based on the closing price of the registrant’s Common Stock as reported on the American Stock Exchange.

As of March 31, 2006, the Registrant had 12,949,768 outstanding shares of Common Stock, $.01 par value, as adjusted for a 5-for-2 stock split effected as a 250% stock dividend on March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future economic and political conditions in Guyana and Bermuda, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this Report generally.

You should keep in mind that any forward-looking statement made by us in this Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth in Item 1A of this Report under the caption “Risk Factors.” We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this Report after the date of this Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that the future events or circumstances described in any forward-looking statement made by us in this Report or elsewhere might not occur.

In this Report on Form 10-K, the words “we,” “our,” “ours” and “us” refer to Atlantic Tele-Network, Inc. and its subsidiaries. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report also contains other trademarks, service marks and trade names that are the property of others.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

Information regarding shares of our Common Stock set forth in this Report has been retroactively adjusted to reflect our 5-for-2 stock split on March 31, 2006.

i

PART I

ITEM 1.                BUSINESS

Overview

We provide wireless and wireline telecommunications services in the Caribbean and North America. Through our operating subsidiaries and affiliates, we offer the following principal services:

•       Wireless.   We offer wireless voice and data services to retail customers in Guyana and Bermuda. In the United States, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in Arizona, Colorado, Illinois, Missouri and New Mexico.

•       Local Telephone and Data.   Our local telephone and data services include our operations in Guyana, the U.S. Virgin Islands and the mainland United States. We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. We are a leading Internet access service provider in the U.S. Virgin Islands. In the mainland United States, we offer facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont.

•       International Long Distance Voice and Data Services.   We are the exclusive provider of international long distance voice and data communications into and out of Guyana. As part of our infrastructure, we own interests in major international fiber optic cables linking Guyana to, among other places, Suriname, French Guiana, Trinidad, the U.S. Virgin Islands and the mainland United States.

Strategy

The key elements of our strategy consist of the following:

•       Focus on Providing Wireless and Wireline Telecommunications Services.   We are focused on providing wireless and wireline voice and data services to residential and business customers across a variety of geographic and demographic markets. We have provided these services to our customers for over ten years and have demonstrated our ability to grow both customers and revenues by improving service and increasing the number of wireline and wireless products offered to these customers. We believe these sectors provide significant opportunities for organic and acquisitive growth.

•       Target Underserved Markets Where We Can Compete Successfully.   We operate in smaller, underserved markets where we believe we are or will be one of the leading providers of telecommunications services. Our businesses typically have strong local brand identities and leading market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base.

•     Partner with Successful Local Owner/Operators.   We partner with local management teams who have a demonstrated a successful track record. We believe that strong local management enhances our close relationship with customers and reduces risk. Our geographically diverse businesses are all operated and often partially owned by local managers, employees and investors. We seek to enhance our strong market position by maintaining these partnerships and by leveraging our extensive management experience to assist them in further improving operations.

•       Maintain a Disciplined Earnings-Oriented Approach.   We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing our newer, faster growing businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow. We consider new investments and acquisitions on a disciplined return-on-investment basis and generally avoid transactions that we do not expect to have a near-term positive impact on our earnings.

As a result of these strategies, over the past four years we have increased our consolidated operating income and earnings per share by approximately 10% and 14%, respectively, on an annually compounded basis. We have also been able to pay cash dividends to our shareholders for 29 consecutive quarters and have increased our quarterly dividend per share by approximately 33% since the beginning of 2002.

Our Company

We conduct our operations in the mainland United States, Guyana, Bermuda, and U.S. Virgin Islands through the following principal operating subsidiaries and affiliate:

•       Guyana Telephone & Telegraph (or GT&T).   In 1991, we acquired an 80% equity interest in GT&T, which is the exclusive provider of domestic wireline local and long distance telecommunications services in Guyana and the largest service provider in Guyana’s competitive wireless tele-communications market. GT&T is the successor to the Guyana Telecommunications Corporation, a corporation wholly owned by the Government of Guyana. The remaining 20% equity interest in GT&T is held by the Government of Guyana.

•       Commnet Wireless, LLC.   In September 2005, we acquired a 95% equity interest in Commnet, which provides wireless voice and data communications roaming services in the United States. The remaining 5% equity interest in Commnet is held by Commnet management.

•       SoVerNet, Inc.   In February 2006, we acquired a 96% equity interest in SoVerNet, which provides facilities-based integrated voice and broadband data communications services in New England, primarily in Vermont. The remaining 4% equity interest in SoVerNet is held by SoVerNet management.

•       Bermuda Digital Communications, Ltd (or BDC).   In 1998, we acquired a 44% equity interest in BDC, which is the largest wireless voice and data communications service provider in Bermuda, operating under the Cellular One brand. The remaining equity holders include BDC’s Bermudian management team.

•       Choice Communications, LLC.   In October 1999, we acquired Choice, which provides fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Through our Choice subsidiary, we also offer fixed wireless digital television services in the U.S. Virgin Islands.

In addition to our equity interests, we also receive management fees from our principal operating subsidiaries and affiliate.

Atlantic Tele-Network, Inc. was incorporated in the State of Delaware in 1987. Our principal corporate offices are located at 10 Derby Square, Salem, Massachusetts 01970. The telephone number at our principal corporate offices is (978) 745-8106. We also maintain corporate offices in St. Thomas, U.S. Virgin Islands.

Our Services

Through our operating subsidiaries and affiliates, we provide wireless, local telephone and data, and international long distance services in Guyana, the mainland United States, U.S. Virgin Islands and Bermuda. For fiscal years 2003, 2004 and 2005, our Guyana operations generated 95%, 94% and 85%, respectively, of our consolidated revenue. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 13 to the Consolidated Financial Statements included in this Report.

Wireless Services

We provide wireless voice and data communications services in the United States, Guyana and Bermuda.

U.S. Operations

Through our Commnet subsidiary, we provide wholesale wireless voice and data roaming services in rural markets to national, regional and local wireless carriers. We offer these services through our own networks in markets located principally in Arizona, Colorado, Illinois, Missouri and New Mexico. Roaming is a service offered by most wireless service providers that enables their subscribers to utilize their mobile phone service while traveling outside of their service provider’s network coverage area. Roaming enables wireless service providers to offer their customers extended coverage without the need to own a network or spectrum. We design, install and operate our wireless networks in areas where our wholesale customers need extended coverage.

Network.   We currently operate networks with GSM, TDMA, CDMA and analog technologies in both the 850 MHz and 1900 MHz bands. This mix of technologies and spectrum varies by market. However, we typically have at least two technologies deployed at each cell site in order to maximize revenue opportunities. Our networks are comprised of telecommunications switches, base stations, consisting of radio transceivers located on towers and buildings typically owned by others, and leased transport facilities. As of March 2006, we own and operate 273 base stations consisting of 129 GSM, 25 CDMA and 119 TDMA/analog stations.

Sales and Marketing.   Traditionally, roaming agreements have been cancelable at-will. Recently however, major carriers have been experiencing technological malfunctions and incompatibility with other wholesalers’ networks, which has increased carriers’ willingness to make longer term commitments in exchange for supporting technologies and features. We have taken advantage of this environment by entering into long-term, preferred roaming agreements with several major wireless carriers, including Cingular, Verizon and T-Mobile. Under these preferred roaming agreements, we agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers’ wireless traffic. We believe we have established a track record of building highly-reliable, feature-rich network coverage in a variety of technical environments for major wireless carriers on time and at attractive rates. We believe carriers are drawn to our ability to timely meet buildout requirements, the reliability of our networks and our status as a trusted partner that does not compete for retail subscribers. Once we complete building a rural network, we then benefit from existing roaming agreements with other national, regional, and local carriers to supplement our initial revenues. These nonpreferred roaming agreements are usually terminable within 30 days. Because we have no retail subscribers, we do not incur retail distribution or retail marketing costs and our customer service costs are largely limited to technical and engineering support.

Customers.   We currently have roaming agreements with 77 United States-based wireless service providers, including preferred agreements with Cingular, Verizon and T-Mobile. As of December 31, 2005, we were the preferred roaming carrier for Cingular (under an agreement that terminates in mid-2008) and Verizon (under an agreement that terminates in mid-2007) in selected markets. From September 15, 2005, the date we acquired Commnet, through December 31, 2005, Cingular and Verizon accounted for 81% of our U.S. wireless revenues.

Competition.   Our wireless roaming services enable our carrier customers to provide their subscribers with additional network coverage and service without having to build and operate their own extended wireless networks. We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. In addition, our carrier customers may also elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our services in that market. We believe the bases on which we compete for wholesale roaming customers are price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic, as competitors expand their networks and as new products and services that require supporting connectivity are developed.

Guyana Operations

Through our GT&T subsidiary, we offer wireless telephone service in the vast majority of populated areas in Guyana, including the Georgetown area (Guyana’s capital and largest city) and substantially all of Guyana’s coastal plain where 70% of Guyana’s population is concentrated.

Guyana is an English speaking nation and part of the British Commonwealth. Located along the Caribbean Rim on the north coast of South America, it is approximately 83,000 square miles in size. Guyana has a population of approximately 765,000 people and a per capita GDP of approximately $3,900. As of the end of 2005, we estimate that Guyana’s teledensity was approximately 15 access lines per 100 inhabitants. Approximately 32% of the population are wireless subscribers. Economic activity in Guyana is mainly centered on the export of sugar, gold, bauxite/alumina, rice, shrimp, molasses, rum, and timber.

We estimate that approximately 87% of the country’s population resides in areas covered by our wireless network. We first introduced wireless service in 1992. As of December 31, 2005, we had approximately 228,000 wireless subscribers, up 51% from the approximately 151,000 subscribers we had at December 31, 2004. In the fourth quarter of 2004, we launched services on a GSM overlay across most of our existing TDMA wireless network. As of December 31, 2005, over 100,000 of our wireless subscribers were GSM subscribers.

The following table shows the increase in our wireless subscribers:

              Our Guyana Wireless Subscribers

Network.   We initially constructed a TDMA wireless network in Guyana. In the fourth quarter of 2004, we launched services on our new GSM/GPRS mobile wireless network, alongside our existing TDMA network. GSM/GPRS is a more advanced wireless digital service than TDMA, allowing us to offer richer handset features and certain wireless data services, while increasing our network capacity. The launch of GSM services has also helped us enter into roaming agreements with wireless carriers in a number of other countries, including some of the largest carriers in the U.S. and Caribbean, enabling our subscribers to use their handsets in other countries and allowing some visitors to use their wireless phones while in Guyana. At December 31, 2005, we had roaming agreements with 53 wireless carriers.

We are currently operating both the TDMA and GSM networks. At December 31, 2005, approximately 55% of our subscribers were on the TDMA network and 45% were on the GSM network. We anticipate substantially all of the TDMA subscribers will migrate to the GSM network over the next 18 months or will otherwise cease to be TDMA subscribers because they already have a GSM handset and account.

Our TDMA network operates on approximately 30 MHz of spectrum in the 800 MHz band.  Prior to March 2006, our GSM network operated on approximately 16 MHz of spectrum in the 900 MHz band. In March 2006, the National Frequency Management Unit (or NFMU) in Guyana reallocated the GSM 900 MHz spectrum, which was previously divided into two bands of 24 MHz each, into four bands of 12 MHz each, with the expectation of licensing two additional wireless providers.  See “—Regulation of Our GT&T Subsidiary—Other Regulatory Developments.”

Sales and Marketing.   We actively market our wireless services through widespread signage, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other popular figures. We do not maintain any traditional retail stores, although all post-paid wireless customers set up accounts at one of our six business centers and pre-paid customers may do so as well. Our handsets, prepaid cards and pre-paid accounts are sold primarily through independent dealers who we pay competitive commissions for sales. Wireless subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. These fees are payable on either a pre-paid basis, which means a customer purchases a calling card with a prescribed number of minutes in advance of any usage, or a post-paid basis, which means the subscriber is billed for his or her minutes of use after usage. Pre-payments can be made by the purchase of disposable prepaid calling card, which come in fixed Guyanese dollar amounts, or by recharging an account via electronic terminals from any authorized vendor.

Customers.   As of December 31, 2005 we had approximately 228,000 wireless subscribers, of whom we estimate over 96% were on prepaid plans.

Competition.   We provide wireless services in Guyana pursuant to a non-exclusive license. We currently face competition from a nationwide wireless service provider and may face additional competition in the future. Guyana Government officials, including the President, have stated that it is their intention to provide a wireless license to Digicel, a large mobile telecommunications company operating in many Caribbean countries, and that licensing discussions with Digicel are in process. In addition, our existing competitor is attempting to obtain a second wireless license through an affiliated entity, although we believe that a second license is not permitted under the spectrum allocation proposal.
See “—Regulation of Our GT&T Subsidiary.” We believe the bases on which we compete for customers are price, coverage and quality of service.

Bermuda Operations

Through our BDC affiliate, we provide wireless voice and data service to retail and business customers under the name “Cellular One” throughout the island of Bermuda. BDC commenced operations in July 1999 and became the largest wireless operator in Bermuda by 2002. Bermuda has a total population of approximately 65,000 and a per capita GDP of approximately $36,000, one of the highest in the world. The customer base in Bermuda, with its high disposable income and business economy built on sophisticated financial services, has consistently shown demand for newer wireless services and capabilities.

Network.   Following rapid upgrades in earlier years from analog to TDMA to CDMA, in early 2005, BDC enhanced the data speeds and capabilities of its CDMA 1XRTT network by deploying Evolution Data Optimized (or EV-DO) services. Together with the improved handset functionality and data services already enabled by CDMA 1XRTT technology, EV-DO enables BDC to offer significantly higher speed data services. BDC launched these services in the first quarter of 2005 and they proved to be popular with existing and new customers. In late 2005, however, BDC was ordered by Bermuda’s Minister of Telecommunications and Technology to cease providing certain of its new data services. BDC has appealed the order. See “—Regulation of Our BDC Affiliate.”

BDC’s advanced network, operating in the 850 MHz frequency band, covers virtually the entire population of Bermuda. BDC also has extensive backbone facilities on the island linking its sites, switching facilities and the international interconnection points.

Sales and Marketing.   BDC maintains four retail stores and a service center in Bermuda that are a core part of its brand identity and sales efforts. BDC also advertises frequently in the newspapers and other media and sponsor various events and initiatives. BDC sells services in a number of post-paid subscription plans that are distinguished largely by the number of minutes and the enhanced features, such as text messaging, included in the plan. A substantial majority of BDC’s customers subscribe to one of its post-paid plans. BDC also has a small number of pre-paid subscribers and has established “point of sale” payment terminals to enable those customers to increase their account balance at any one of a number of stores, such as a local grocer, maintaining the terminals.

Customers.   At December 31, 2005, BDC had approximately 22,600 subscribers, which it estimates to be just less than half of the wireless market in Bermuda. As the only CDMA operator on Bermuda, BDC is the roaming partner for two of the largest U.S. wireless providers. Since entering into roaming agreements with these and other carriers in 2003 and 2004, BDC’s roaming traffic has grown and it has been able to offer improved roaming services and rates in North America and elsewhere. This has led to increased roaming revenue in 2005 from visitors to Bermuda and from BDC subscribers traveling abroad. To take advantage of its enhanced data capabilities, BDC plans to launch data roaming with these and other providers in 2006.

Competition.   Until the fourth quarter of 2001, BDC competed only with the wireless division of the incumbent telephone company in Bermuda, which operates a GSM network. In 2001 another operator launched services on its newly built GSM network. This operator was acquired by Cingular (then AT&T Wireless) and was subsequently sold in 2005 to Digicel. Although we believe that BDC has the most advanced network in terms of data speeds and reliability, BDC’s competitors currently have an advantage in their ability to offer roaming in European countries, where all the major carriers operate GSM networks. As discussed above, however, as the only CDMA operator in Bermuda BDC has strong relationships with the North American CDMA carriers. We believe the bases on which we compete for wireless retail customers are features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care.

Local Telephone and Data Services

Our local telephone and data services include our operations in Guyana, the U.S. Virgin Islands and the mainland United States.

Guyana Operations

Through our GT&T subsidiary, we are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. As of December 31, 2005, we had approximately 113,500 access lines in service. This represents approximately 15 lines per 100 inhabitants (based on an estimated population of approximately 765,000), an increase of approximately 10%, or over 10,200 net new lines, compared to lines in service at December 31, 2004. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2005, we continued to extend our network to cover additional rural towns and communities. However, despite our substantial and continuing investment in extending our fixed line network, some rural areas still do not have telephone service.

Network.   We have significantly rebuilt and expanded our telecommunications network. Through December 31, 2005, we have invested approximately US$228 million in Guyanese telecommunications infrastructure. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to over 113,500 lines as of December 31, 2005, all of which are now digitally switched lines. The following table shows the increase in our fixed access lines over time:

Our Guyana Fixed Access Lines

In addition, we have installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that previously did not have service. We also maintain three public telephone centers at which the public can pay to use an ordinary residential-type telephone to make international and domestic calls.

Sales and Marketing.   Our revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Customers desiring to obtain an access line submit written applications to one of our customer service offices. Service representatives process the applications and service is installed within about two weeks (or, if service is not yet available, the applicant is placed on a waiting list). We employ a minimal sales force, as wireline sales are primarily driven by network expansion and availability of service. Our wireline subscribers pay for telephone service (including international long distance) after being billed for it. Customers can pay their bills at any one of our six business centers, any Western Union branch, commercial banks and post offices.

Customers.   We provide our wireline telephone services to residential and commercial customers. As a result of our continued network expansion into smaller communities, residential customers account for a growing portion of local telephone service revenues and the vast majority of new lines in service. In 2005, residential customers contributed approximately two thirds of the wireline local telephone service revenue and commercial customers provided one third.

Competition.   Pursuant to our license from the Government of Guyana, we have the exclusive right to provide domestic wireline local and long distance telephone service in Guyana. The exclusivity provisions of our license have been the subject of negotiations with the Government of Guyana. See “—Regulation of Our GT&T Subsidiary—Other Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk.”

U.S. Virgin Islands Operations

Through our Choice subsidiary, we are a leading provider of Internet access services in the U.S. Virgin Islands. We provide Internet access services throughout the U.S. Virgin Islands, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and a variety of wireless broadband technologies. The broadband services include WiFi hotspots, fixed wireless, and near-line-of-sight (or NLOS) portable wireless capabilities sold under the ClearChoice™ service name. We also provide fixed wireless digital television services to residential subscribers and hotel rooms. In July of 2005, we launched our new ClearChoice™ service, a NLOS broadband wireless service that allows customers to easily self-install the broadband Internet service and provides the customer the ability to move service from one location to another. We completed infrastructure build-outs in 2004 that significantly expanded the service areas covered by our wireless network. In 2005, aside from the launch of ClearChoice™ on the islands of St. Thomas and St. John, we expanded our television coverage with the addition of a new tower on the southeast side of St. Thomas. We also began the rollout of broadband WiFi hotspots to serve the extensive tourist market.

With respect to our Internet access services, we continue to experience an increase in customer demand for broadband access services and a decrease in customer demand for dial-up services. As of the end of 2005, the number of our broadband data customers increased by 220% compared to 2004, as we supplemented our existing broadband offering with ClearChoice™. During the same period the number of our dial-up subscribers decreased by 18%.

Network.   We have expanded our digital television and data networks over the last two years to support new service capabilities and provide more capacity for new broadband Internet customers. In 2004, we decided to build our core and primary customer access data networks using licensed spectrum to avoid the radio interference that often occurs in the U.S. Virgin Islands. All our services (other than WiFi hotspots) are provided over this licensed spectrum. Currently, we are the only carrier in the U.S. Virgin Islands using  licensed spectrum to provide these services. Our network consists of fixed wireless radio transceivers, WiFi modems and leased circuits connected to collocation equipment we maintain at the incumbent provider’s facilities.

Sales and Marketing.   We have expanded our presence in the marketplace by continued leverage of the Choice name. New services, such as ClearChoice™, incorporate the marketplace recognition of the Choice name. Hotels continue to be an area of focus for our digital television services sales efforts. We have three retail locations in the U.S. Virgin Islands that account for the majority of customer interaction.

Customers.   Our services are offered to local residential customers, the hotels catering to the tourism industry and other local businesses.

Competition.   Our Internet access services compete mostly with the local telephone company, as well as some smaller Internet providers. Our digital television services compete mostly with the local cable television provider and, to a much lesser extent, satellite television service providers. We believe the bases on which we compete for wireless broadband customers are price, ease of installation and network quality. We believe the bases on which we compete for wireless digital television customers are price, programming and customer service.

U.S. Operations

As a result of acquiring SoVerNet in February 2006, we are the largest competitive integrated voice and broadband data communications services provider in Vermont. We also provide dial-up Internet access in parts of New Hampshire.

Network.   We provide voice and data services using a network comprised of telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from Verizon. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2005, we had approximately 9,700 voice lines and 3,000 broadband data lines.

Sales and Marketing.   We sell our services primarily through a direct sales force that assists customers in choosing tailored solutions for their unique communication needs. The direct sales staff focuses on selling integrated voice and data to small and medium-sized businesses and other organizations. In Vermont, the sales force is geographically dispersed to maximize customer acquisition. Residential services are largely sold through advertising and word of mouth. We advertise on television and radio through cooperative arrangements and engage in other promotional activities from time to time.

Customers.   We focus on two subsets of customers in this market:  small to medium sized businesses (or SMBs) and residential customers. Our SMB customers require up to 12 telephone lines for voice communications and digital subscriber line (or DSL), broadband data communications capability. Our residential customers require voice and data communications (using either DSL or lower-speed, dial-up modems for data communications). As of December 31, 2005, we had approximately 5,800 SMB and residential voice and broadband data customers and approximately 13,500 dial-up customers.

Competition.   We compete for customers by offering them a set of voice and data services designed to meet the specific needs of our two targeted subsets of customers, coupled with superior customer service and competitive pricing. Our primary competitor is Verizon, the incumbent telecommunications provider. We also compete occasionally with other competitive service providers who target small and medium sized businesses, cable companies and other Internet service providers seeking to provide voice and/or data services primarily to residential customers.

International Long Distance Services

Through our GT&T subsidiary, we are the exclusive provider of international long distance voice and data communications into and out of Guyana. We collect a payment from foreign carriers for handling international long distance calls originating from the foreign carriers’ country and terminating in Guyana. We make a payment to foreign carriers for international calls from Guyana terminating in the foreign carrier’s country and are entitled to collect from our subscribers a rate that is regulated by the Public Utilities Commission of Guyana.

For fiscal years 2003, 2004 and 2005, our revenues from international long distance services were 50%, 53% and 44%, respectively, of our consolidated revenues. Most of these revenues were from collecting settlement rate payments, which are paid in U.S. dollars, for international long distance calls into Guyana from other countries.

For fiscal years 2003, 2004 and 2005, inbound international long distance traffic (together with outbound collect which also entitles us to receive a settlement rate payment), was approximately 85% of our total minutes of international long distance traffic as shown in the table below:

	International Traffic
	2003		2004		2005
	(minutes in thousands)
Inbound paid and outbound collect	124,341	83%	150,111	85%	156,857	85%
Outbound paid	25,644	17%	27,083	15%	27,386	15%
Total	149,985	100%	177,194	100%	184,243	100%

We estimate that over one million Guyanese live in the United States, the United Kingdom, and Canada and drive this profitable traffic to Guyana. With respect to outgoing international traffic, during the past three years, amounts collected by us for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic, and the average rate we pay for outgoing international traffic has declined significantly as well.

The rates at which we collect fees from foreign carriers for handling incoming international long distance calls, and the rates at which we pay foreign carriers for handling outgoing international calls, are established by agreement between us and the foreign carriers, and can be affected by maximum limits set by foreign telecommunications regulators, such as the Federal Communications Commission (or the FCC), as to how much carriers under their jurisdiction may pay for the termination of an international traffic in another country.

Network.   Our international long distance network is linked with the rest of the world principally through our ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. We own capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the U.S. Virgin Islands and the mainland United States, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (or ECFS) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch through French Guiana, Suriname and Guyana.  We also lease capacity on an Intelsat satellite. We have two Intelsat B earth stations, which provide both international and local services, and provide a partial back-up to our fiber optic cable capacity.

Sales and Marketing.   Our international long distance business is driven by the population of Guyanese living abroad and the number of people in Guyana capable of initiating and receiving international long distance calls, which consists of wireline telephone customers and all of the wireless subscribers in Guyana (including subscribers of other wireless service providers). We do not market long distance service independent of domestic wireline and wireless services.

Customers.   With respect to outgoing international long distance calls, our customers consist of our local wireline customers and wireless subscribers. With respect to incoming international long distance calls, we receive payments from foreign carriers, especially MCI (now owned by Verizon) and IDT Corporation. For 2003, 2004 and 2005, MCI accounted for approximately 20%, 16% and 8%, respectively, and IDT Corporation accounted for approximately 4%, 12% and 14%, respectively, of our consolidated revenue. See Note 2 to the Consolidated Financial Statements included in this Report.

Competition.   Pursuant to our license from the Government of Guyana, we have the exclusive right to provide international long distance voice and data service into and out of Guyana. The exclusivity provisions of our license have been the subject of negotiations with the Government of Guyana. See
“—Regulation of Our GT&T Subsidiary—Other Regulatory Developments.” and “Risk Factors—Our exclusive license to provide local exchange and long distances telephone services in Guyana is subject to significant political and regulatory risk.”  We have become aware of efforts to bypass our international exchange and avoid paying us termination fees. We have taken action against local companies and individuals who are engaging in these efforts. In addition, we have sent letters to various foreign carriers seeking cessation of their involvement with these services, and in one case have filed an informal complaint with the FCC in the United States, and against foreign carriers, in an effort to protect our network and our rights under our license. We will continue to monitor these activities and move vigorously to defend our interests. See “Risk Factors—Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results.”

Employees

As of December 31, 2005, we had 853 employees (803 full-time and 50 part-time), approximately 700 were employed by our GT&T subsidiary. At the holding company level, we employ the executive management team and minimal staff. The substantial majority of the GT&T full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. GT&T completed negotiations with the union in the fourth quarter of 2004 on the salaries and wages section of a new contract and signed an agreement (which applies to non-unionized personnel as well) awarding workers a 7% increase for the period from October 2004 to September 2005 and a 6% increase for the period from October 2005 to September 2006. In November 2005, GT&T successfully concluded the negotiation of the allowances which are provided to all staff in the areas of meal allowances, cashier allowances and cycle allowances. All other allowances remained the same. GT&T’s contract with the union expires in September 2006. As a result of acquiring our SoVerNet subsidiary, we added approximately 67 employees in February 2006.

We consider our employee relations to be satisfactory.

Regulation

Our telecommunications operations are subject to extensive governmental regulation. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, local, and foreign regulation and legislation that may affect our businesses. Please refer to Note 11 of the financial statements included in this Report for a more detailed discussion of regulatory and litigation matters that concern our business.

Legislative or regulatory requirements currently applicable to our businesses may change in the future and legislative or regulatory requirements may be adopted by those jurisdictions that currently have none. Any such changes could impose new obligations on us that would adversely affect our operating results.

Regulation of Our GT&T Subsidiary

We are subject to regulation in Guyana under the provisions of our licenses from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 (or PUC law) and the Guyana Telecommunications Act 1990 (or Telecommunications Law). The Public Utilities Commission of Guyana (or PUC) is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. We also have certain significant rights and obligations under the agreement pursuant to which we acquired our interests in GT&T in 1991, which we refer to as the Guyana Agreement.

Licenses.   We provide domestic wireline local and long distance telephone services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide public telephone, radio telephone (except private radio telephone systems which do not interconnect with our network) and pay station telephone services and national and international voice and data communications, sale of advertising in any directories of telephone subscribers and switched or non-switched private line service. Under this license, our rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has a 20 year term and is renewable for an additional 20 year term at our option. We provide wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana to provide wireless radio telephone service. Similarly, our wireless license was granted in December 1990 and has a 20 year term, which is renewable for an additional 20 year term at our option.

Guyana Agreement.   In 1991, we entered into the Guyana Agreement, pursuant to which we agreed to provide telecommunications services for public use, including completing by February 1995 a significant expansion of those services, in Guyana in exchange for a minimum return of 15% per annum on GT&T’s capital dedicated to public use (or rate base). We believe the rate base includes GT&T’s entire property, plant and equipment pursuant to a rate of return methodology consistent with the practices and procedures of the FCC. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the rate base. The Guyana Agreement also provides that, upon non-renewal of our exclusive wireline license, the Government of Guyana will be entitled to purchase our interest in GT&T or the assets of GT&T upon mutually agreed upon terms or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

PUC Law and Telecommunications Law.   The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. The PUC has authority to set rates and has certain powers to monitor our compliance with our exclusive wireline license and to require us to supply it with such technical, administrative and financial information as it may request. While we have challenged its position, the PUC claims broad authority to review and amend any of our programs for development and expansion of facilities or services.

We believe that the PUC has failed to adhere to the provisions of the Guyana Agreement guaranteeing us a minimum 15% per annum return on GT&T’s rate base as required under the current PUC Law and predecessor statutes in effect since 1990. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

Other Regulatory Developments.   In 2001, the Government of Guyana announced its intention to introduce additional competition into Guyana’s telecommunications sector and reports and comments since that date indicate that this remains the Government’s intention. We believe that the introduction of wireline based competition would require the termination of the exclusivity provisions of our wireline license, and thus would require our consent, presumably for compensation and/or regulatory considerations such as a rebalancing of rates so that the rates for each service represent the real economic cost of providing such services. We also believe that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, we began negotiations with the Government on these issues and all other outstanding issues between us and the Government; however, negotiations have not progressed since the second quarter of 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and Note 11 to the Consolidated Financial Statements included in this Report.

In March 2006, the NFMU reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to us and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. We are in the process of analyzing the effect of this reallocation on our network. We believe the most likely impact will be a further sectorizing of our network requiring us to add cell sites or equipment to existing sites in order to maintain and increase capacity. In connection with the subdivision of the GSM 900 MHz spectrum, we have reached a preliminary agreement with the Government pursuant to which we would be granted additional GSM 1800 MHz spectrum. In January 2006, we asked the Prime Minister, who is responsible for telecommunications, to increase the frequency allocation in the Georgetown boundary area as it is becoming clear that the limited spectrum allocation is creating significant problems for operators and their customers because of the constraints it imposes on network capacity. This area has a very dense population and constitutes over 40% of total wireless use in Guyana.

During 2005, GT&T became aware that GT&T’s existing wireless competition, CelStar Guyana, Inc. (or CSG), intended to apply for a second license in the GSM 900 MHz band under the name and in the corporate entity of U-Mobile. After confirming such an application, GT&T asserted that this was an improper attempt by one company to use and benefit from 50% of the GSM 900 MHz band rather than the 25% per-company allocation under the NFMU’s regime. The Prime Minister informed GT&T that the required process of public notice and comment would be adhered to and that GT&T would be given an opportunity to voice its concerns and objections before any such application was acted upon. In the interim, GT&T filed an application to the High Court asking, among other things, that the Court order the publication of U-Mobile’s application so that the lawfulness of granting such an application could be publicly considered. GT&T is not in a position at this time to predict whether U-Mobile will receive and be able to implement a license utilizing only 25% of the GSM 900 MHz spectrum or the impact of any such action on GT&T’s operations.

Another wireless service provider, Digicel, who operates a cellular 900 MHz service in other Caribbean countries, has requested or applied for a mobile license in Guyana. GT&T has strongly opposed this position and it is unclear at this time whether the Government will act on the Digicel application and, if so, when such action will occur.

FCC Rule-Making and International Long Distance Rates.   The actions of telecommunications regulators, especially the FCC, affect the settlement rate payable by foreign carriers to us for handling incoming international long distance calls. In 1997, the FCC adopted mandatory international accounting and settlement rate benchmarks for many countries. In January 2002, the FCC reduced the settlement rate benchmark for low-income countries, including Guyana from $0.85 to $0.23 per minute. The reduction in the settlement rate resulted in a substantial reduction in inbound international telecommunication revenue. See “Management Discussion and Analysis of Financial Condition and Results of Operations—Overview.”  In 2002, and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC rejected AT&T’s request in early 2004, it indicated that it will continue to monitor and evaluate settlement rate benchmarks.

U.S. Federal Regulation of Our Commnet, SoVerNet, and Choice Subsidiaries

Our operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or Communications Act), among other regulatory regimes. The Communications Act contains provisions specifically applicable to our wireless services, as well as provisions applicable to both our wireless and landline services.

Wireless Services

The FCC regulates the licensing, construction, operation, acquisition and sale of wireless systems in the United States.

Licenses.   We provide our wireless services under various commercial mobile radio services (or CMRS) licenses granted by the FCC. Some of these licenses are site-based while others cover specified geographic market areas, typically Metropolitan Statistical Areas (or MSAs) or Rural Service Areas (or RSAs), as defined by the FCC. The FCC generally grants all CMRS licenses through an auction process, after determining how many licenses to make available in particular frequency ranges and the terms on which the license auction will be conducted.

License Renewals.   These licenses generally have a 10-year term and are renewable upon application to the FCC. Licenses may be revoked for cause, and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have complied with applicable FCC rules and policies and the Communications Act, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without further considering any competing applications. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license, subject to a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

The FCC may deny applications and, in extreme cases, revoke licenses, if it finds that an entity lacks the requisite “character” qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations, or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either the licensees in which we hold a controlling interest or us that would warrant such a finding by the FCC.

With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of at least 90 continuous days, our license for that area would be automatically forfeited.

License Acquisitions.   The FCC’s prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, which the FCC then puts on public notice, typically providing the public with 30 days to oppose or comment on the proposed transaction. In addition, the FCC has implemented disclosure obligations that require licensees that assign or transfer control of a license acquired in an auction within the first three years of the license term to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.

The FCC now engages in a case-by-case review of proposed transactions in which an entity would be attributed ownership of both wireless frequency blocks in an MSA market or certain amounts of CMRS spectrum. We believe the FCC’s recent changes could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators. Further, the FCC now permits licensees to lease spectrum under certain conditions. Spectrum leasing provides additional flexibility for wireless providers to structure transactions and creates additional business and investment opportunities. We are leasing spectrum in certain areas.

Other Requirements.   Wireless providers must satisfy a variety of FCC requirements relating to technical and reporting matters. One requirement of wireless providers is the coordination of proposed frequency usage with adjacent wireless users, permittees, and licensees in order to avoid interference between adjacent systems. In addition, the height and power of wireless base station transmitting facilities and the type of signals they emit must fall within specified parameters. Also, CMRS operators must be able to transmit 911 calls from any qualified handset without credit check or validation and are required to provide the location of the 911 caller within an increasingly narrow geographic range. CMRS operators are also required to provide 911 service for individuals with speech and hearing disabilities.

The radio systems towers that we own and lease are subject to Federal Aviation Administration and FCC regulations that govern the location, marking, lighting, and construction of towers and are subject to the requirements of the National Environmental Policy Act, National Historic Preservation Act, and other environmental statutes enforced by the FCC. The FCC has also adopted guidelines and methods for evaluating human exposure to radio frequency emissions from radio equipment. We believe that all of our radio systems on towers that we own or lease comply in all material respects with these requirements, guidelines, and methods.

In August 2005, the FCC initiated a proceeding to review the rules governing roaming services, or arrangements between CMRS operators when one operator’s subscribers make or receive calls over a second operator’s network. We cannot predict the net impact of any changes in the roaming rules on us.

Wireless and Wireline Services

In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which provides wireline and wireless telephone service to individuals and families qualifying for federal assistance or households located in remote areas. Contributions to the federal USF are based on end user interstate telecommunications revenue. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue.

Amendments to the Communications Act encourage competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to:

•       negotiate interconnection agreements at any technically feasible point on just, reasonable, and non-discriminatory rates, terms, and conditions;

•       provide access to certain unbundled network elements (or UNEs), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost-based rates;

•       provide physical collocation, which allows competitive local exchange carriers (or CLECs), such as SoVerNet, to install and maintain its network termination equipment in an ILEC’s central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

•       provide access to poles, ducts, conduits, and rights-of-way on a reasonable, non-discriminatory basis;

•       offer retail local telephone services to resellers at discounted wholesale rates;

•       when a call originates on its network, compensate other telephone companies for terminating or transporting the call;

•       provide dialing parity, which ensures that customers are able to route their calls to telecommunications service providers without having to dial additional digits;

•       provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and

•       provide telephone number portability, so customers may keep the same telephone number if they switch service providers.

In addition, under section 271 of the Communications Act, the Bell Operating Companies (or BOCs) have an obligation to provide certain network elements, including certain network elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under section 251 of the Communications Act. The BOCs are required to provide network elements made available under section 271 of the Communications Act under a “just and reasonable” pricing standard.

SoVerNet operates in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, has benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and has benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

Choice has not similarly benefited from these provisions, because, in contrast to SoVerNet, Choice operates in a region where the ILEC is classified as a rural ILEC, such that under section 251(f) of the Communications Act, the rural ILEC is exempt from certain unbundling and other obligations that are set forth in section 251(c) of the Communications Act.

Internet Services

We provide Internet access services as an Internet service provider (or ISP). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. On September 23, 2005, the FCC announced a policy of ensuring neutral access to and operation of the Internet. SBC and Verizon, the two largest ILECs, agreed to conduct their businesses in compliance with the FCC policy as a condition of the FCC’s approval of their acquisitions of AT&T and MCI (now owned by Verizon), respectively. We, however, do not know to what extent or in what context the FCC will enforce these policies, and whether the FCC will constrain any ILEC actions taken in contravention of these policies. There may be new legislation or further FCC action to address access to the Internet, and we cannot predict the impact of any such actions on our results or operations. Also, the FCC generally preempts state and local regulation of information services.

State Regulation of Our Commnet and SoVerNet Subsidiaries

Federal law preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction. For example, although states do not have the authority to regulate the entry or the rates charged by CMRS providers, states may regulate the “other terms and conditions” of a CMRS provider’s service. Most states still maintain some form of jurisdiction over  complaints as to the nature or quality of services and as to billing issues. Since states may continue to regulate “other terms and conditions” of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices, the outcome of these proceedings is uncertain and could require us to change certain of our practices and ultimately increase state regulatory authority over the wireless industry. States and localities assess on wireless carriers such as us, taxes and fees that may equal or even exceed federal obligations.

The location and construction of our wireless transmitter towers and antennas are subject to state and local environmental regulation, as well as state or local zoning, land use and other regulation. Before we can put a system into commercial operation, we must obtain all necessary zoning and building permit approvals for the cell site and tower locations. The time needed to obtain zoning approvals and requisite state permits varies from market to market and state to state. Likewise, variations exist in local zoning processes. If zoning approval or requisite state permits cannot be obtained, or if environmental rules make construction impossible or infeasible on a particular site, our network design might be adversely affected, network design costs could increase and the service provided to our customers might be reduced.

Regulation of Our Choice Subsidiary

Our operations in the U.S. Virgin Islands are regulated by the FCC and governed by the  Communications Act. Like other states, the U.S. Virgin Islands has a Public Services Commission (or PSC) that oversees public utilities including the local telephone company. We are not regulated by the PSC, however, we often appear before the PSC in our efforts to provide competitive telecommunications services in the U.S. Virgin Islands.

In 2002, we petitioned the PSC for classification as an “Eligible Telecommunications Carrier” (or ETC), which would permit us to apply for federal funds to deploy telecommunications services in rural and high-cost areas. In 2004, the PSC concluded that it lacked jurisdiction to decide this issue and directed the petition to the FCC. In January 2005, we filed a petition for ETC status with the FCC, which is pending. If we are designated an ETC, a significant capital investment may be necessary to build out the capabilities to sustain the ETC designation and meet the requirements for federal support.

In July 2004, the FCC released an Order revising the rules and spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which we operates our video and broadband data services. The new rules restructure these bands and could impact our operations and customers. We have objected to the new rules and requested an opportunity to opt-out of the new band plan.  We are working to minimize the potential negative impact on us and, in 2005, obtained from the FCC additional spectrum in which to operate.

Regulation of Our BDC Affiliate

In Bermuda, our BDC affiliate is subject to Bermuda’s Telecommunications Act 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its “Bull” branded wireless modem. While BDC has appealed the directive in Bermuda court claiming that the directive contravenes BDC’s license to provide data services and BDC’s long history of providing data services, we cannot guarantee that BDC’s claim will prevail in court. This directive has no impact on BDC’s wireless voice services.

Taxation—Guyana

GT&T’s worldwide income is subject to Guyanese tax at a rate of 45% of taxable income. The Guyana Agreement provides that the repatriation of dividends to Atlantic Tele-Network and any payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to Atlantic Tele-Network or any of its subsidiaries for management services shall be payable in foreign currency and shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See “Risk Factors—Risk Relating to Our Wireless and Wireline Services in Guyana—GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations.” Note 11 to the Consolidated Financial Statements included in this Report.

Taxation—United States

As a U.S. corporation, Atlantic Tele-Network is subject to U.S. federal income taxation on its worldwide net income, currently at rates up to 35% of taxable income. Due to the 2005 acquisition of Commnet Wireless, LLC and its classification as a domestic partnership for U.S. tax purposes, Atlantic Tele-Network has included its pro rata share of Commnet’s taxable income in its U.S. taxable income. In February 2006, Atlantic Tele-Network acquired SoVerNet, Inc., also a domestic based company.

In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) of a foreign corporation when they are actually distributed. However, there are exceptions for certain types of income of a controlled foreign corporation ("CFC") that may require E&P to be included in the United States parent's taxable income before it is actually distributed.

GT&T is a CFC for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended or the Code. Under those provisions, Atlantic Tele-Network may be required to include in income certain E&P at the time such E&P are earned by GT&T, or at certain other times prior to being distributed to Atlantic Tele-Network. These earnings are referred to as “Subpart F” income. In general, to the extent E&P are distributed in a later year, the previously taxed amounts are not subject to U.S. taxation upon the distribution. For the current year, Atlantic Tele-Network has included into U.S. income a portion of the unremitted E&P of GT&T. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained under those provisions, Atlantic Tele-Network is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against Atlantic Tele-Network’s U.S. federal income tax.

On October 22, 2004, the American Jobs Creation Act, which addressed multiple areas of U.S. taxation, was signed into law. For Atlantic Tele-Network, the most relevant sections included an increased carryforward period of certain foreign tax credits from 5 years to 10 years and increased ability to offset Alternative Minimum Tax (or AMT) with foreign tax credits. As of the end of 2005, Atlantic Tele-Network has a foreign tax credit carryforward of approximately $11 million. These credits begin expiring in 2011. Based upon current projections and planning, Atlantic Tele-Network currently estimates that it is more likely than not that $5.8 million of these credits will expire unutilized. The Company has therefore placed a valuation allowance of $5.8 million against the foreign tax credit carryforward. As of the end of 2005, Atlantic Tele-Network has Alternative Minimum Tax Credits of approximately $600,000. The AMT credits have no expiration date.

Historically, Atlantic Tele-Network’s overall effective tax rate exceeds the effective tax rates for Guyana and the U.S. The higher effective tax rate is attributable to reserves provided for uncertain tax positions in Guyana, the operating losses with respect to Choice Communications that Atlantic Tele-Network has not been able to derive any tax benefits from and state taxes that have resulted from the acquisition of Commnet.

A U.S. corporation is classified as a Personal Holding Company (or PHC) if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of “PHC Income.” For any taxable year that a corporation is a PHC, the “undistributed personal holding company income” of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 15%. Atlantic Tele-Network currently satisfies the above ownership criterion but we believe Atlantic Tele-Network does not satisfy the income criterion for classification as a PHC for 2004 and 2005.

Available Information

Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a)or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Financial Statements and Federal Filings” portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge by writing to us at 10 Derby Square, Salem, Massachusetts 01970, Attention:  Investor Relations; or by calling us at (978) 745-8106.

We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of conduct is incorporated by reference as an exhibit to this Report.

ITEM 1A.   RISK FACTORS

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk.

Since 1991, our subsidiary Guyana Telephone and Telegraph Company, Limited (or GT&T) has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of local exchange and long distance services. From time to time, Guyana Government officials have publicly stated their intention to revoke or terminate the license and have made efforts to enact legislation that would allow for competition in areas that are precluded by the exclusivity terms. President Bharrat Jagdeo has publicly stated that it is a priority of his administration to enable other telecommunications companies to provide wireline services covered by our exclusive license, as well as to increase the number of wireless service providers. While we would seek to enforce our rights under the exclusive wireline license and believe that we would be entitled to damages for any termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceedings.

We are highly dependent on GT&T for a substantial majority of our revenues and profits. Approximately 85% of our consolidated revenue for the year ended December 31, 2005 were generated by GT&T. As of December 31, 2005, we have invested approximately $228 million in Guyanese telecommunications infrastructure. Any modification, early termination or other revocation of the exclusive wireline license could adversely affect a substantial majority of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results.

We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers’ countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. Federal Communications Commission (or FCC). For the year ended December 31, 2005, our revenues from GT&T’s international long distance services were $45.4 million (or 44% of our consolidated revenue for 2005) and constituted a significant portion of our profits. Most of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. In January 2002, the FCC reduced the payment rate for U.S.-Guyana traffic from $0.85 per minute to $0.23 per minute which negatively impacted GT&T’s operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less. We believe the volume of outbound international long distance voice traffic is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

The regulation of the rates that GT&T may charge for local wireline telephone service may adversely affect our profitability, revenue growth and our ability to make additional network investment in Guyana.

The rates that GT&T may charge for local wireline phone service are regulated by the Public Utility Commission (or PUC), an independent regulatory body responsible for regulating telecommunications in Guyana. The PUC has authority to set local wireline rates and has broad powers to assess GT&T’s compliance with the terms of GT&T’s exclusive license with the Government of Guyana. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return equal to 15% of GT&T’s capital dedicated to public use. Unless otherwise agreed to by the parties, the license states that such rates shall be calculated on the basis of GT&T’s entire property, plant and equipment in a manner consistent with the practices and procedures of the FCC. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the base upon which rates are determined in accordance with the terms of the license (or rate base). Any failure by the PUC to calculate rates in accordance with the rate of return calculation in the license would adversely affect our profitability, revenue growth and our ability to make additional network investment in that country.

In addition, we calculate the rate base in U.S. dollars based on a historical U.S. dollar valuation of dedicated capital, which protects the value of GT&T earnings from devaluations in the Guyanese dollar. The PUC has neither approved nor disapproved this method of calculation. If we were required to calculate the rate base based on a Guyanese dollar valuation of dedicated capital, the value of GT&T’s earnings would be subject to devaluations in the Guyanese dollar.

GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations.

GT&T’s worldwide income is subject to Guyanese tax at an overall rate of 45%. GT&T has received various income tax assessments from Guyana tax authorities for past periods that claim GT&T owes approximately $23.5 million in additional income taxes. A substantial portion of this amount is based on the disallowance of 80% of GT&T’s deduction for management fees paid to us pursuant to the original investment agreement and related agreements. This management fee is currently set at approximately 6% of GT&T’s revenue. Although we believe that the fee is part of the original contract, is similar to amounts charged by other international telecommunications companies to their foreign subsidiaries for management advisory services and is an appropriate and proper expense, we may not prevail in these tax disputes. In addition, as part of an overall settlement of outstanding issues with the Government we might be forced to agree to reduce the amount of, or deductibility of, the management fees. If GT&T is required to pay these additional taxes and/or reduce our management fee, it could have a material adverse effect on our financial condition and results of operations.

Political transition in Guyana may adversely affect our operations.

Presidential elections are currently scheduled to take place in Guyana during the Summer of 2006. In the past, presidential elections in Guyana have caused an escalation of political and ethnic strife, and some observers are concerned that the upcoming elections could cause significant unrest, including acts of violence, vandalism and economic disruption. Given the potential for negative impact on our employees and our customers in Guyana, any such unrest, especially if severe or prolonged, could have a material adverse effect on our financial condition and results of operations.

Other Risks Relating to Our Businesses and Industry

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

We face competition in the markets in which we operate. For example:

•       In Guyana, we face current competition from a nationwide wireless service provider and may face additional competition in the future. Guyana Government officials, including the President, have stated that Guyana will provide a wireless license to a large mobile telecommunications company operating in many Caribbean countries.

•       In Vermont, in addition to other competitive voice and data communications service providers, we compete with a much larger national carrier, which has greater financial resources, greater economies of scale and may employ more advanced technology than us.

•       Commnet’s greatest competitive risk is the possibility that its current customers may elect to build or enhance their own networks within the rural market in which Commnet currently provides service, which is commonly known as “over-building.”  If Commnet’s customers, which have greater financial resources and access to capital than we have, determine to over-build, their need for Commnet’s roaming services will be significantly reduced or eliminated.

•       In Bermuda, BDC competes with the incumbent wireless service provider and a larger regional provider, which because of the their greater size and financial resources, have earlier access to the most technologically advanced handsets and have greater negotiating power in purchasing handsets and other equipment from vendors.

Over the last several years, an increase in competition has contributed to a decline in prices for communication services, including local and long distance telephone service, data services and mobile wireless services. Increased competition may decrease prices further. In addition, increased competition could reduce our customer base, require us to invest in new facilities and capabilities and reduce revenues, margins and returns.

Our retail wireless businesses may not continue to grow at the same rate as in the past.

The future growth of our retail wireless businesses and affiliates may be constrained by the smaller markets that we serve. In Guyana, the wireless communications market is relatively small in comparison with other developing countries and regions. At December 31, 2005, we estimate that the wireless penetration rate (the percentage of a population subscribing to wireless services) in Guyana is approximately 32%. Bermuda is also a relatively small wireless market. At December 31, 2005, we estimate that the wireless penetration rate in Bermuda is approximately 70%. It is unlikely that our wireless subscriber levels will continue to grow at the same rate as in the past.

In addition, we believe that some portion of our wireless subscriber growth in Guyana since our deployment of GSM services in the fourth quarter of 2004 may be a result of TDMA prepaid subscribers buying a GSM handset and temporarily retaining their TDMA handset until their TDMA prepaid accounts are depleted. Such a subscriber would temporarily appear as two subscribers in our wireless growth numbers. This overlap would likely abate with the passage of time, which may reduce the future subscriber growth numbers but should not affect revenue.

A significant portion of our U.S. wireless revenue is derived from a small number of customers.

Our Commnet subsidiary generates a substantial majority of its revenues from two national wireless service providers. From September 15, 2005, through December 31, 2005, two national wireless service providers together accounted for 81% of Commnet’s revenues. Commnet’s relationships with its customers generally are much more financially significant for Commnet than its customers, which can give its customers significant leverage in negotiating pricing and other terms. If we fail to keep any of these customers satisfied with our service offerings or economic terms, we could lose their business and suffer a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

Our failure to maintain favorable roaming arrangements could have a material adverse effect on our ability to provide service to retail wireless customers who travel outside our coverage area.

In addition to providing us with significant revenue, the roaming arrangements established by BDC and, to a lesser extent, GT&T enable our retail wireless customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers competitively priced regional and international rate plans that include areas for which we do not own wireless licenses, and this is particularly important to BDC’s customers in Bermuda who travel frequently. If we are not able to maintain favorable roaming agreements with other wireless carriers, we may no longer be able to offer these regional and international rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners’ home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue which could have a material adverse effect on our results of operations.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.

Our operations in Guyana and Bermuda may face adverse financial consequences and operational problems due to foreign political or economic changes, such as changes in national or regional political or economic conditions, or laws and regulations that restrict repatriation of earnings or other funds. In addition, we face risks associated with changes in foreign currency exchange rates. Any of these changes could adversely affect our revenues or financial position.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

We are subject to U.S. federal, state and local regulations, Bermuda regulations and Guyanese regulations, all of which are subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

SoVerNet, Commnet and Choice are subject to the Telecommunications Act of 1996 (or 1996 Act). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business, particularly our operations in Vermont. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act in the next few years. We cannot predict what effect any new legislation will have on our businesses.

SoVerNet and Commnet are also subject to state regulatory commissions to the extent they provide intrastate services. While we have obtained the necessary certifications to provide service, each state commission retains the authority to revoke our certificate if that commission determines we have violated any condition of our certification or if it finds that doing so would be in the public interest. While we believe we are in compliance with regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities. Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding the contents of our bills, on an on-going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificate of authority to provide service should not be revoked.

In Guyana, we are subject to regulation by the PUC, which has authority to assess GT&T’s compliance with the terms of GT&T’s exclusive wireline license with the Guyanese Government and has regulatory authority over GT&T’s wireless service. In February 2006, GT&T received a letter from the PUC alleging quality of service complaints from GT&T wireless subscribers and requesting that GT&T suspend any further sales of its wireless service until service levels are improved. Although we believe the letter is not enforceable, we cannot guarantee that a court or arbitrator would agree. Although no quality of service rules currently exist under Guyanese law, the PUC has broad authority to regulate telecommunications service. The PUC could adopt such rules in the future and, subject to compliance with public hearings and process requirements, make a determination of substandard quality of services and issue a formal directive regarding the suspension of new sales of wireless services. See “Business—Regulation of Our Guyana Subsidiary.”

In Bermuda, BDC is subject to the Telecommunications Act 1986. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its “Bull” branded wireless modem. While BDC has appealed the directive in Bermuda court claiming that the directive contravenes BDC’s license to provide data services and BDC’s long history of providing data services, we cannot guarantee that BDC’s claim will prevail in court. If the directive against BDC is upheld, it could negatively affect BDC’s ability to grow its revenue. See “Business—Regulation of Our BDC Affiliate.”

U.S. federal or state governments (including territorial governments) or the governments of Guyana or Bermuda could adopt regulations or take other actions that might have a material adverse effect on our business. These changes could materially and adversely affect our business prospects and operating results.

The loss of certain licenses would adversely affect our ability to provide wireless and broadband services.

In the United States, wireless, PCS, and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Commnet’s wireless licenses expire between 2007 and 2115. Choice’s wireless licenses expire between  2008 and 2016. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

We face rapid and significant changes in technology. In particular, the telecommunications industry is experiencing significant technological changes, including:

•       evolving industry standards;

•       the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

•       ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

•       changes in end-user requirements and preferences;

•       the development of VoIP telephony services;

•       development of data and broadband capabilities; and

•       migration to next-generation services, which may require the purchase of additional spectrum.

For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Our value to the wireless carriers that are Commnet’s customers depends in part on our network’s capability of supporting the services that such carriers’ customers demand. For example, mobile high-speed wireless data services, which allow customers of wireless carriers to use the wireless network to send and receive data files and access the Internet, have become increasingly popular in the United States. While we offer certain advanced services, such as GSM-EDGE, in certain of our coverage areas, we do not currently offer those services in all areas nor do we currently offer other such services such as CDMA EV-DO. As demand for these services continues to grow, we may have difficulty satisfying our customers without substantial upgrades, which could have an adverse effect on our business.  Similarly, in other markets, if we do not offer new services that are popular with customers and are offered by competitors, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Also, alternative technologies may be developed that provide communications service or alternative service superior to that available from us. Rapid changes in technology in our market may adversely affect our business. For example, to accommodate the demand by customers of Commnet’s roaming partners for next generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us or be available on attractive terms.  We cannot assure you that we will gain access to spectrum or capacity at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with carriers offering these new technologies in our markets.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber or revenue growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including GT&T’s reliance upon Nortel Networks and BDC’s reliance upon Lucent Technologies, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

If we lose our senior management, our business may be adversely affected; we rely on local management to run our operating units.

The success of our business is largely dependent on our executive officers and the executive officers of our operating units, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the communications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain “key person” life insurance on any of our key employees and none of the executives at our parent company are under employment agreements.

We rely heavily on local management to run our operating units. Most of the markets we operate in are small and somewhat isolated and therefore it is particularly difficult attracting and retaining talent qualified managers and staff in those markets. For example, we have spent many months trying to find an appropriate replacement for our departing chief financial officer of GT&T.

Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our customer growth.

Our financial and operational success depends on assuring that we have adequate network capacity and a sufficient customer and operational support systems to accommodate anticipated new customers and the related increase in usage of our network. This includes capacity on our wireline and wireless networks and capacity on our inter- and intra-network transport facilities. Our failure to expand and upgrade our networks and transport facilities to meet the increased usage could impair our quality of service, cause a decline in customer satisfaction and have a material adverse effect on our business. For example, we have been experiencing severe congestion problems on parts of our GSM network in Guyana and, as a result, have experienced adverse publicity and negative reaction from our customers and Guyana regulators.

Our wireless network capacity plans in Guyana and Bermuda generally rely on:

•  the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

•  the ability to obtain and construct additional cell sites and other infrastructure equipment;

•  the ability to obtain additional spectrum if required; and

•  the ability to obtain the capital to expand and upgrade our network.

In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand quickly enough to keep up with our anticipated customer growth, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

Our wireless and wireline revenues depend on the reliability and performance of our network infrastructure.

We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services and cause losses in revenue. In Guyana, for example, the Americas II fiber optic cable, which connects Guyana with the United States, has been repeatedly vandalized and severed during the past year, resulting in service outages, customer dissatisfaction and increased repair expense. Other risks which may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

We operate in Guyana, the U.S. Virgin Islands and Bermuda, which have experienced severe weather conditions over the years including hurricanes, damaging storms and floods. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed over Bermuda in 2005 causing major damage to our network and to the island’s infrastructure. Guyana has suffered from severe rains and flooding in each of the last two years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

Concerns about the actual or perceived health risks relating to electromagnetic and radio frequency emissions, as well as the attendant publicity or possible resultant litigation, may have a negative effect on our financial condition or the results of our operations.

Media and other reports have suggested that electromagnetic and radio frequency emissions from wireless telephone handsets and base stations may cause health problems, including cancer. There is also some concern that these emissions may interfere with the operation of certain electronic equipment, including automobile braking and steering systems. The actual or perceived risks relating to wireless communications devices and base stations, or press reports about these risks, could adversely affect us by, for example, reducing our subscriber growth rate, subscriber base or average use per subscriber and increasing our litigation risk. Actual or perceived risks of wireless handsets or base stations could make it difficult to find attractive sites for base stations and reduce our growth rates, customer base and average usage per customer.

Our economic interest in our Bermuda affiliate may be reduced in 2008.

In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 44% equity interest in BDC at a price equal to fair market value. Also in 2008, our management fee for providing advisory services to BDC, which equals 6% of BDC’s annual revenues, is scheduled to expire. For fiscal years 2003, 2004 and 2005, we recorded equity in earnings of BDC of $2.0 million, $2.6 million and $2.9 million, respectively, and received cash dividends from BDC of approximately $550,000, $621,000 and $1.5 million, respectively. For the same periods, we earned management fees of approximately $0.9 million, $1.2 million and $1.2 million, respectively. If BDC exercises its repurchase rights and we are unable to redeploy the repurchase proceeds in a similarly productive investment, our financial results would be negatively affected.

We may be unable to realize the value that we believe exists in businesses that we acquire.

To realize the value that we believe exists in Commnet and SoVerNet and future businesses that we acquire, if any, we must successfully integrate them into our holding company organization. If we are unable to effectively manage their operations or are unable to retain their key employees, we may not realize the value that we believe such businesses hold.  In addition, failure to successfully integrate these businesses may have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Capital Structure

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

Our credit facility requires us to maintain certain financial ratios and contains covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to:

•       incur additional debt;

•       create liens or negative pledges with respect to our assets;

•       pay dividends or distributions on, or redeem or repurchase, our capital stock;

•       make investments, loans or advances or other forms of payments;

•       issue, sell or allow distributions on capital stock of specified subsidiaries;

•       enter into transactions with affiliates; or

•       merge, consolidate or sell our assets.

Any failure to comply with the restrictions of the credit facility or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

If we fail to meet our payment or other obligations under the credit facility, the lenders could foreclose on and acquire control of substantially all of our assets.

In connection with the incurrence of the indebtedness under the credit facility, the lenders received a pledge of our share of the capital stock of all of our subsidiaries, and that of future direct and indirect subsidiaries with some limited exceptions. Additionally, the lenders under our credit facility generally have a lien on all of our U.S. assets. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the credit facility (including meeting or exceeding certain financial measurements), the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the credit facility. As a result, the holders of our securities may lose a portion of, or the entire value of, their investment in our securities.

Our Chairman controls the vote of a majority of our common stock and may at times have interests adverse to the interests of the other holders of our common stock; Future sales of our common stock may depress the market price of our common stock.

Cornelius B. Prior, Jr., our chairman and the father of our chief executive officer, owns approximately 56% of our outstanding shares of common stock. Accordingly, he controls our company and has the power to elect all of our directors, appoint new management and approve or reject any action requiring the approval of stockholders, including adopting amendments to our charter and approving mergers and sales of all or substantially all of our assets. He may make decisions that are adverse to the interests of other holders of our securities. In addition, if we or Cornelius B. Prior, Jr. sell substantial amounts of common stock in the public market or if it is perceived that such sales could occur, the market price of our common stock could fall.

Low trading volume of our stock may limit your ability to sell shares and/or result in lower sale prices.

During the most recent three months, the average daily trading volume of our common stock has been approximately 3,700 shares. There has been, and may continue to be, only limited shares of our common stock available on the market and limited trading volume. As a result, you may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

We may not pay dividends in the future.

Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid quarterly dividends in the past, but may cease to do so at any time. Our credit facility limits our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by state corporation laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management’s assessment of future capital needs and other factors considered by our Board of Directors.

In the future, we may cease to voluntarily comply with American Stock Exchange corporate governance listing standards.

The American Stock Exchange has established rules with respect to certain corporate governance matters, including requirements for a board consisting of a majority of independent directors, executive sessions of independent directors and independent audit, compensation and nominating committees, among others. Any company of which more than 50% of the voting power is held by an individual, group or another company, or a “controlled company,” is exempt from certain of these requirements. We qualify under the “controlled company” exemption and many of the new corporate governance rules are inapplicable to us. In the future, we may cease to voluntarily comply with American Stock Exchange corporate governance listing requirements.

Preparations  for Section 404 of the Sarbanes-Oxley Act of 2002 will  increase our administrative costs and a finding of ineffective internal controls could cause investors to lose confidence in our reported financial information.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related Securities and Exchange Commission rules in effect today, we will have to furnish a report of management’s assessment of the effectiveness of our internal controls at December 31, 2006. In addition, our Independent Registered Public Accounting Firm will need to audit and report on management’s assessment. If management or our auditors conclude that our internal control over financial reporting was not effective at December 31, 2006 because of identified deficiencies in our controls and if our deficiencies are not adequately addressed, we could experience accounting errors that could result in misstatements of our financial position and results of operations, potential restatements of our financial statements or otherwise adversely affect our business, reputation and results of operations. A finding of ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities. Also preparations for Section 404 of the Sarbanes-Oxley Act of 2002 will increase our cost of being a public company in 2006 and beyond.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

Our corporate headquarters is located at 10 Derby Square, Salem, Massachusetts 01970, where we lease approximately 3,000 square feet of office space. In addition, our U.S. Virgin Islands headquarters is located in  St. Thomas, U.S. Virgin Islands, where we lease approximately 8,000 square feet of office space. GT&T operations are headquartered in Georgetown, Guyana, where GT&T leases approximately 4,000 square feet of office space. GT&T also utilizes approximately 266,000 square feet of building space on approximately 48 acres of land in various locations throughout Guyana, all of which is owned by GT&T. Commnet’s operations are headquartered in Atlanta, Georgia, where Commnet leases approximately 2,000 square feet of office space. In addition, we lease and own locations for switch facilities (including international, local, wireless and broadband data), wireless facilities (including towers) and extensive cabling (including an interest in several inter-country fiber cables). We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.                LEGAL PROCEEDINGS

In 1995, the minister of telecommunications of Guyana initiated a proceeding with the PUC alleging that GT&T had breached our 1990 agreement with the Government of Guyana by failing to expand its facilities and telecommunications operations and improve services in Guyana pursuant to an expansion and service improvement plan. Under the agreement, which we entered into in connection with our acquisition of GT&T in January 1991, we agreed to complete the plan within three years and the Government of Guyana agreed to permit us to increase telephone rates during that period upon any devaluations of Guyana currency. The plan was subsequently amended to, among other things, extend the completion deadline to February 1995. While GT&T did not complete the plan by the extended deadline, we believe that the Government of Guyana’s failure to timely provide for rate increases upon a significant devaluation of Guyanese currency in March 1991 impeded our efforts and justified our delay in completing the plan. We substantially competed the plan in 1997 and believe that we have satisfied our obligations under the agreement. If the PUC finds us in breach of the agreement, GT&T could be fined, its exclusive wireline license could be canceled and it could face other penalties imposed by the PUC. The PUC last held hearings on this matter in 1998.

GT&T is contesting, in the High Court of Guyana, approximately $7.3 million in income tax assessed by the commissioner of Inland Revenue of Guyana for the years 1991 to 1996. The amount in dispute represents the amount of deductions GT&T claimed during those years for advisory fees it provided to Atlantic Tele-Network that were denied by the Commission. In August 1995, the High Court upheld the deductibility of these fees for one of the years in question. In June 1996, the Guyana Commission of Inland Revenue filed a writ with the High Court, which GT&T has opposed, requesting the High Court to set aside this decision. The assessments relating to the remaining 4 years in question have been stayed pending the outcome of the High Court’s decision on the Commission’s writ. GT&T has received additional assessments for approximately $6.5 million for the years 1997 to 2000 resulting from same dispute over the deductibility of fees in those years. GT&T believes that these additional assessments will also be stayed pending the High Court’s decision on the Commission’s writ.

In November 1997, GT&T requested the High Court to prohibit the commissioner of Inland Revenue from enforcing tax assessments of approximately $9.7 million for the years 1991 to 1996. GT&T believes that the tax assessments were erroneously calculated based on a faulty audit which was stayed by the High Court prior to completion, resulting in GT&T not receiving notice of, or an opportunity to respond to, the audit. The High Court has stayed enforcement of the tax assessments pending review of GT&T’s request.

If GT&T is found liable for any of the approximately $23.5 million in Guyana tax liabilities discussed above, we believe that the Government of Guyana would be required under our 1990 agreement to reimburse GT&T an amount necessary to provide GT&T a 15% per annum return on its investment during the relevant periods.

In November 1997, we filed motions with the Guyana Court of Appeal and High Court appealing an order issued by the PUC in October 1997 requiring GT&T to meet annual prescribed increases in the number of telephone lines for the years 1998 to 2000 and to provide certain additional services to customers by the end of 1998. We believe that in issuing the order the PUC failed to consider the added cost of meeting these requirements and the necessary adjustment in telephone rates that would be necessary to provide GT&T a fair return on additional investment. While our appeal is still pending, no stay has been issued in connection with the order.

In early 2000, Inet Communications, Inc., an Internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on our 1990 agreement with the Government of Guyana and that the Civil Law of Guyana prohibits what the plaintiffs refer to as GT&T’s monopoly. Inet’s motion was struck down for non-appearance of counsel. In April 2000, Inet applied for the suit to be restored. The Court has yet to act on Inet’s application.

In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic wireline local and long distance services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff’s claims. Although the suit remains pending, there has been no further developments since November 2002.

In addition to those proceedings discussed above, we are periodically subject to claims and lawsuits that are incidental to our business, some of which involve claims for damages and taxes that are substantial in amount. See Note 11 to the Consolidated Financial Statements included in this Report. We believe that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operation or liquidity.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the American Stock Exchange under the symbol “ANK.” The following table sets forth the high and low sales prices for our Common Stock as reported by the American Stock Exchange, as retroactively adjusted for our 5-for-2 Common Stock split effectuated as a 250% stock dividend on March 31, 2006:

	High	Low
2004
Quarter ended March 31	$12.83	$11.00
Quarter ended June 30	$13.00	$12.30
Quarter ended September 30	$12.90	$10.24
Quarter ended December 31	$13.66	$11.23

	High	Low
2005
Quarter ended March 31	$13.58	$12.71
Quarter ended June 30	$13.00	$10.97
Quarter ended September 30	$13.28	$11.40
Quarter ended December 31	$18.00	$13.16

The approximate number of holders of record of Common Stock as of March 31, 2006 was 63.

Dividends

The following table sets forth the quarterly dividends per share declared by us over the past three fiscal years ended December 31, 2005, as retroactively adjusted for the 5-for-2 stock split on March 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	$0.09	$0.09	$0.10	$0.10
2004	0.10	0.10	0.11	0.11
2005	0.11	0.11	0.12	0.12

The declaration and payment of dividends on the Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our common stock. Because Atlantic Tele-Network, Inc. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believe in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2003, 2004 and 2005, we paid a total annual dividend of $0.38, $0.42 and $0.46 per share, respectively, as adjusted for our 5-for-2 stock split. The continuation or modification of our current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2005

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan (1)
October 1, 2005—October 31, 2005	—	—	—	$4,083,870
November 1, 2005—November 30, 2005	—	—	—	4,083,870
December 1, 2005—December 31, 2005	—	—	—	4,083,870
Total				$4,083,870

(1)          In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

ITEM 6.                SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations.

	Year Ended December 31
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Wireless	$7,733	$10,509	$13,561	$14,093	$25,964
Local Telephone and Data	17,576	24,007	26,325	25,630	27,926
International Long Distance	62,467	39,722	42,016	46,861	45,439
Other	373	480	1,386	2,581	2,952
Total revenue	88,149	74,718	83,288	89,165	102,281
Operating expenses	64,316	52,919	54,300	54,689	65,289
Income from operations	23,833	21,799	28,988	34,476	36,992
Other income (expense):
Interest income (expense), net	981	304	87	305	(688)
Other, net	(2,646)	919	632	(1,833)	(630)
Other income (expense), net	1,665	1,223	719	(1,528)	(1,318)
Income before income taxes, minority interests and equity in earnings of unconsolidated affiliates	25,498	23,022	29,707	32,948	35,674
Income taxes	14,557	12,943	16,009	19,486	20,801
Income before minority interests and equity in earnings of unconsolidated affiliates	10,941	10,079	13,698	13,462	14,873
Minority interests, net of tax	(3,078)	(2,404)	(3,484)	(3,914)	(4,318)
Equity in earnings of unconsolidated affiliates, net of tax	1,328	1,812	2,030	2,569	3,043
Net income	$9,191	$9,487	$12,244	$12,117	$13,598
Reported Income Per Share:
Basic net income per share	$0.74	$0.76	$0.98	$0.96	$1.09
Diluted net income per share	$0.73	$0.75	$0.97	$0.96	$1.09
Dividends per share	$0.32	$0.34	$0.38	$0.42	$0.46

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$81,952	$87,113	$90,990	$100,092	$125,709
Total assets	142,006	147,661	151,973	176,374	233,831
Short-term debt (including current portion of long-term debt)	2,402	1,899	1,081	687	165
Long-term debt, net	5,582	3,690	2,511	11,726	55,585
Stockholders’ equity	88,943	94,106	101,531	108,132	115,710

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following operating subsidiaries and affiliate:

•  Guyana Telephone & Telegraph Company, Ltd. (or GT&T) is the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. We acquired an 80% equity interest in GT&T in 1991.

•  Commnet Wireless, LLC is an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services to national, regional and local wireless carriers. We acquired a 95% interest in Commnet in September 2005.

•  SoVerNet, Inc. is a facilities-based integrated voice, broadband data communications and dial-up services provider in New England, primarily in Vermont. We acquired a 96% equity interest in SoVerNet in February 2006.

•  Bermuda Digital Communications, Ltd. (or BDC) is the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a 44% equity interest in, and signed a management contract with, BDC in 1998.

•  Choice Communications, LLC is a leading provider of fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice also provides fixed wireless digital television services in the U.S. Virgin Islands. Choice acquired its internet service business in 1999 and its television business in March 2000. We acquired Choice in October 1999.

As a holding company, Atlantic Tele-Network provides management, technical, financial, regulatory, and marketing services to, and generally receives a management fee equal to approximately 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated investments, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 44% equity interest in BDC at a price equal to fair market value. Also in 2008, our management fee arrangement with BDC will expire.

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of December 31, 2005:

Services	Operating Subsidiary/Affiliate	Markets
Wireless:	Commnet	United States (rural markets)
	GT&T	Guyana
	BDC	Bermuda
Local Telephone and Data:	GT&T	Guyana
	SoVerNet	United States (New England)
	Choice (Internet access)	U.S. Virgin Islands
International Long Distance:	GT&T	Guyana
Other:	Choice (digital television)	U.S. Virgin Islands

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 13 to the Consolidated Financial Statements included in this Report.

Historically, we have generated most of our revenue and operating income from GT&T. For fiscal years 2003, 2004 and 2005, GT&T generated 95%, 94% and 85%, respectively, of our consolidated revenue and a substantial majority of our profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. The PUC also has powers to assess GT&T’s compliance with the terms of GT&T’s exclusive license. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return on capital equal to 15% of GT&T’s capital dedicated to public use. See “Business—Regulation of Our GT&T Subsidiary.”

Historically, the largest component of GT&T’s contribution to our consolidated revenue has been from its international long distance business, which in fiscal years 2003, 2004 and 2005 accounted for 50%, 53% and 44%, respectively, of our consolidated revenue and a substantial portion of our income. Most of these revenues and profits were from payments by foreign carriers for handling international long distance calls originating from the foreign carriers’ country and terminating in Guyana. These payments are denominated in U.S. dollars.

GT&T’s incoming international long distance business is driven by the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consists of wireline telephone customers and all of the wireless subscribers in Guyana (including subscribers of other wireless service providers). The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the Federal Communications Commission (or FCC), regarding how much carriers under their jurisdiction may pay for the termination of an international long distance call in another country.

Regulatory developments challenging or limiting our exclusive wireline license in Guyana and any future orders by the FCC limiting the rates foreign carriers may pay GT&T for international long distance calls terminating in Guyana are the principal known risks of this business. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s telecommunications sector. We believe that the introduction of wireline based competition would require the termination of the exclusivity provisions of GT&T’s wireline license, and thus would require appropriate compensation to GT&T and a rebalancing of telephone rates so that those rates reflect the actual cost of providing such services. We also believe that the Government of Guyana is considering shifting from rate of return regulation to incentive rate-cap regulation. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. See “Business—Regulation of Our GT&T Subsidiary.”

In January 2002, the FCC reduced the payment rate for U.S.—Guyana traffic from $0.85 per minute to $0.23 per minute which negatively impacted GT&T’s operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less. The reduction in the settlement rate resulted in a substantial reduction in inbound international telecommunication revenue. In 2002, and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC rejected AT&T’s request in early 2004, it indicated that it will continue to monitor and evaluate settlement rate benchmarks.

In the future, we expect the percentage of our revenues and operating income contributed by businesses other than GT&T’s wireline services to increase. We have experienced significant growth in GT&T’s wireless business in recent years. As of December 31, 2005, we had approximately 228,000 wireless subscribers, up 51% from the approximately 151,000 subscribers we had at December 31, 2004. A significant challenge for us is satisfying the strong demand for our wireless service, especially since our deployment of GSM service, while maintaining quality of service. This challenge has been made more difficult by a new spectrum reallocation plan that has reduced our available capacity to serve our customers. We are addressing this matter by seeking additional capacity from the Government of Guyana and adding additional cell sites and equipment to our network. Another significant challenge for GT&T wireless is increased competition from new wireless service providers. Guyana Government officials, including the President, have stated that Guyana will provide a wireless license to a large mobile telecommunications company operating in many Caribbean countries.

We also expect our recent acquisitions of Commnet and SoVerNet in September 2005 and February 2006, respectively, to affect the relative contributions of our businesses. For the fiscal quarter ended December 31, 2005, Commnet generated $7.4 million in wireless revenue and was accretive to net income for the quarter and fiscal year 2005. On a pro forma basis (assuming we acquired Commnet on January 1, 2005), our consolidated revenue would have been $122.3 million and our consolidated net income would have been $17.5 million for fiscal year 2005. See Note 3 to the Consolidated Financial Statements included in this Report.

We encourage you to read our critical accounting policies which are important for understanding our financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operation, see “—Critical Accounting Policies”.

Results of Operations

Years Ended December 31, 2005 and 2004

			Amount of	Percent
	Year Ended December 31,		Increase	Increase
	2004	2005	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$14,093	$25,964	$11,871	84.2%
Local telephone and data	25,630	27,926	2,296	9.0
International long distance	46,861	45,439	(1,422)	(3.0)
Other	2,581	2,952	371	14.4
Total revenue	89,165	102,281	13,116	14.7
OPERATING EXPENSES:
Termination and access fees	5,599	7,941	2,342	41.8
Internet and programming	2,362	2,601	239	10.1
Engineering and operations	11,755	15,136	3,381	28.8
Sales and marketing	5,093	6,457	1,364	26.8
General and administrative	15,150	16,044	894	5.9
Depreciation and amortization	14,730	17,110	2,380	16.2
Total operating expenses	54,689	65,289	10,600	19.4
Income from operations	34,476	36,992	2,516	7.3
OTHER INCOME (EXPENSE):
Interest income (expense), net	305	(688)	(993)	(325.6)
Other income, net	(1,833)	(630)	1,203	65.6
Other income (expense), net	(1,528)	(1,318)	210	13.7
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	32,948	35,674	2,726	8.27
Income taxes	19,486	20,801	1,315	6.7
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	13,462	14,873	1,411	10.5
Minority interests, net of tax	(3,914)	(4,318)	(404)	(10.3)
Equity in earnings of unconsolidated affiliates, net of tax	2,569	3,043	474	18.5
NET INCOME	$12,117	$13,598	$1,481	12.2%

Wireless revenue.   Wireless revenue represents the wholesale voice and data roaming revenue of Commnet, which was acquired on September 15, 2005, as well as GT&T’s wireless revenues, including airtime and activation fees.

Wireless revenue increased to $26.0 million for 2005 from $14.1 million for 2004, an increase of $11.9 million, or 84%. Of the $11.9 million increase, Commnet contributed $8.9 million of wireless revenue since its acquisition. On a pro forma basis (assuming we acquired Commnet on January 1, 2005), our wireless revenue would have been $122.3 million for fiscal year 2005. The remaining increase of $3.0 million was attributable to the continued growth of our cellular subscriber base in Guyana as the number of our subscribers increased from 151,000 to 228,000 as of December 31, 2004 and 2005, respectively. As noted in prior periods, management believes that some portion of this subscriber growth is a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. Nonetheless, we believe that the strong growth of GSM subscribers in Guyana is quite significant in the face of a new nationwide GSM competitor as approximately 100,000 of our wireless subscribers were GSM/GPRS subscribers as of December 31, 2005. We expect that wireless revenue will continue to increase in 2006 as both Commnet and GT&T continue their network expansions, although we will need to manage GT&T’s GSM subscriber growth carefully because of recent quality problems related to network congestion.

Local telephone and data revenue.   Local telephone and data revenue largely represents the basic service fees, measured service revenue, Internet access fees and other revenues generated by our fixed wireline network in Guyana, such as installation charges for new lines, monthly line rental charges, maintenance and equipment sales. Local telephone and data revenue also includes Internet access fees generated by our data network in the U.S. Virgin Islands and, in future periods, will include local telephone and data revenue generated by SoVerNet in Vermont.

Local telephone and data revenue increased by $2.3 million, or 9%, to $27.9 million for 2005 from $25.6 million for 2004. The increase is primarily attributable to the growth in local revenue at GT&T resulting from increased local calling volume. Local revenue was also positively impacted by increases in Choice’s wireless broadband subscribers offset, in part, by the attrition of dial-up subscribers. In future periods, apart from the expected impact of SoVerNet’s revenue, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Guyana and the US Virgin Islands.

International long distance revenue.   International long distance revenue is primarily generated by international telephone calls into and out of Guyana. Inbound traffic, which makes up more than 80% of this revenue, is settled in U.S. dollars.

International long distance revenue decreased by $1.5 million, or 3%, from $46.9 million in 2004 to $45.4 million in 2005. However, revenue for 2004 included a previously disclosed $1.7 million settlement of amounts paid to us by a large international carrier that were significantly past due and written off in a prior period. Net of this settlement, international long distance revenue remained relatively unchanged from 2004 to 2005. The lack of growth of this revenue was unexpected given the expansion of our wireless subscribers and our access lines in Guyana. We would have expected international long distance revenue to increase with more handsets and access lines in service. Our wireless subscribers, largely pre-paid, increased by more than 50% as discussed above, and GT&T’s access lines increased by about 10% from 103,000 to 113,500 as December 31, 2004 and 2005, respectively, as we continued our efforts to bring new areas of Guyana into service. One of the reasons for the lack of international long distance revenue, we believe, is the growth in unauthorized Internet calling. While this mainly impacts outbound calls, forms of “bypass” (i.e., international calls that are routed around our international exchange through technologies such as VoIP) using Internet calling and other mechanisms may be increasing. If we are effective in combating illegal bypass, we would expect our international long distance traffic to continue to grow modestly as a result of continued expansion of the Guyana subscriber base. However, the increase in this traffic may not result in an increase in revenue if it is offset, or exceeded, by further declines in the average rate per minute. Despite the lack of growth in this category, the contribution of international long distance to our operating profits actually grew because of a greater percentage decline in long distance expenses, as discussed below.

Other revenue.   Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased $0.4 million, or 15%, to $3.0 million in 2005 from $2.6 million in 2004. The increase in television services was a result of an increase in television subscribers from approximately 4,100 at December 31, 2004 to approximately 5,000 at December 31, 2005, including additional hotel rooms. In the near-term, we expect this category of revenue will largely be driven by our television revenue and therefore we expect it to continue to increase during the next few quarters, although potentially at a slower rate, provided we are able to continue our subscriber gains.

Termination and access fee expenses.   Termination and access fee expenses are charges that we pay to international carriers to terminate our outbound telephone traffic as well as for certain circuit and bandwidth costs.

Termination and access fees increased by $2.3 million, or 41%, from $5.6 million to $7.9 million from 2004 to 2005. Net of Commnet’s expenses of $3.5 million for a portion of 2005, our termination and access fees decreased by $1.2 million from 2004 to 2005 because of lower long distance expenses in Guyana. The addition of Commnet and SoVerNet is expected to increase these expenses substantially in future periods.

Internet and programming expenses.   Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses increased from $2.4 million to $2.6 million, primarily because of the growth in our television and broadband Internet subscribers at Choice. We expect that increased Internet and backhaul capacity requirements at Choice as well as the addition of Sovernet will increase our Internet and programming expenses in future periods.

Engineering and operations expenses.   Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $3.3 million, or 28%, from $11.8 million to $15.1 million from 2004 to 2005. This increase is the result of the increase in costs to support our expanding networks and subscriber bases. A higher per unit cost of fuel and power in Guyana also contributed to this increase as did the addition of Commnet. We expect engineering and operations to continue to increase in order to support our expanding networks.

Sales, marketing and customer service expenses.   Sales, marketing and customer service expenses include expenses relating to the salaries and benefits that we pay for sales personnel and the expenses associated with the development and implementation of our promotion and marketing campaigns, as well as customer service expenses.

Sales, marketing and customer service expenses increased by $1.4 million, or 27%, from $5.1 million to $6.5 million from 2004 to 2005. The increase in sales and marketing expenses is the result of additional costs needed to provide customer service to our increased subscriber bases as well as more aggressive marketing and sales initiatives in Guyana in connection with competition for GSM market share. Both we and our main competitor launched GSM services in Guyana in the fourth quarter of 2004. Sales and marketing expenses are expected to fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services, but in the near-term we expect this to increase due to the addition of SoVerNet and increased wireless competition in Guyana.

General and administrative expenses.   General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $0.8 million, or 5%, from $15.2 million to $16.0 million from 2004 to 2005. This increase is primarily attributable to the addition of Commnet which added $1.0 million of overhead expenses during 2005. Without Commnet, our general and administrative expenses decreased by $0.2 million which is primarily attributable to the discontinuance of the operations of Atlantic Tele-Network (or ATC) and Call Home Telecom during 2004. We expect general and administrative expenses to increase in future periods for a number of reasons, including the impact of a full year of Commnet, the addition of SoVerNet, growth in our holding company’s staff and compensation, and growth in some of our operating units because of growth in the size of their networks and customer bases, although we expect to reap some modest efficiencies in integrating our newest operating units.

Depreciation and amortization expenses.   Depreciation and amortization expenses represent the depreciation charges we record on our property and equipment.

Depreciation and amortization expenses increased by $2.4 million, or 16.3%, from $14.7 million to $17.1 million for 2004 and 2005, respectively. The increase is due to the expansion of our networks, primarily in Guyana, to support increased subscriber bases. A portion of the increase reflects the addition of Commnet’s assets on September 15, 2005. Outside of the acquisition of Commnet, we expect that depreciation and amortization expenses will increase in the near-term, because of continued growth in our networks. However, this increase may be offset in part by certain equipment becoming fully depreciated in future periods and potentially declining capital expenditures in certain markets.

Interest income (expense), net.   Interest income (expense), net represents interest income on our cash balances, net of the interest expense on our outstanding debt including a $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility.

Interest income (expense), net decreased from income of $0.3 million from an expense of $0.7 million, a reduction of $1.0 million. This decrease is primarily the result of increased expense from the borrowings used to complete the acquisition of Commnet on September 15, 2005, as well as the use of some of our cash on hand.

Other income (expense).   Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us including management fees received from our unconsolidated affiliates, mainly BDC.

Other income (expense) decreased from an expense of $1.8 million for 2004 to an expense of $0.6 million for 2005. While management fees from BDC remained relatively unchanged at $1.2 million for both 2004 and 2005, both years were impacted by substantial one-time gains or impairments. The 2004 fiscal year includes foreign exchange gains of $1.0 million offset by a write-down of the goodwill of Choice of $1.6 million, an impairment of ATC’s assets of $1.2 million, an impairment of Call Home Telecom’s assets of $0.6 million and a write-off for secured loans made in connection with our investment in LighTrade, Inc. of $0.6 million for 2004. For 2005, other income (expense) includes a reserve for our advances to Bridge International Communications, Inc. of $2.1 million offset by miscellaneous income of $0.3 million. During the fourth quarter of 2005, we established a reserve of $2.1 million against the amounts due from Bridge as Bridge has had difficulty closing contracts for its primary business line of managed network services.

Income taxes.   Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 59% and 58% for 2004 and 2005, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes and the amortization of a deferred tax asset which was recorded in a prior period. Our high effective tax rate for these periods reflects the fact that our losses at Choice and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The addition of Commnet and SoVerNet should lower our effective tax rate in future periods, particularly if accompanied by any reduction in our losses at Choice.

Minority interests.   Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 5% interest in Commnet and other minority shareholder’s interests in certain consolidated subsidiaries of Commnet.

Equity in earnings of unconsolidated affiliates.   Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our cellular affiliate in Bermuda, as well as our share of the earnings of Commnet’s unconsolidated investments. As previously announced, in the first quarter of 2006, Commnet acquired the remaining 65% of the equity in its largest unconsolidated investment, a Missouri cellular network, which will reduce the earnings or losses that would have been reported in this category.

Equity in the earnings of BDC increased from $2.6 million to $2.9 million from 2004 to 2005, respectively. This increase primarily reflects increased roaming and long distance revenues partially stemming from an increase of 2,600 subscribers, or 13%, from 20,000 as of December 31, 2004 to 22,600 at December 31, 2005. The increased subscriber levels include new data customers using our new EV-DO network to obtain high-speed mobile data services. BDC’s ability to continue earnings growth in 2006 will be hampered due to the delay in its hearing on the scope of its data license and the possibility of an intensified competitive environment. For 2005, equity in earnings of unconsolidated affiliates also includes $0.1 million of earnings from Commnet’s unconsolidated affiliates.

Net income for the year ended December 31, 2005 was $13.6 million, or $1.09 per basic and diluted share, as compared to $12.1 million, or $0.96 per basic and diluted share for 2004. The increase of $1.5 million or 12% was attributable to the net income of Commnet since its acquisition on September 15, 2005, partially offset by a reserve against the amounts due from Bridge.

Years Ended December 31, 2004 and 2003

	Year Ended December 31,
			Amount of	Percent
			Increase	Increase
	2003	2004	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$13,561	$14,093	$532	3.9%
Local telephone and data	26,325	25,630	(695)	(2.6)
International long distance	42,016	46,861	4,845	11.5
Other	1,386	2,581	1,195	86.2
Total revenue	83,288	89,165	5,877	7.1
OPERATING EXPENSES:
Termination and access fees	7,554	5,599	(1,955)	(25.9)
Internet and programming	1,891	2,362	471	24.9
Engineering and operations	12,143	11,755	(388)	(3.2)
Sales and marketing	5,353	5,093	(260)	(4.9)
General and administrative	14,872	15,150	278	1.9
Depreciation and amortization	12,487	14,730	2,243	18.0
Total operating expenses	54,300	54,689	389	0.7
Income from operations	28,988	34,476	5,488	18.9
OTHER INCOME (EXPENSE):
Interest income (expense), net	87	305	218	250.6
Other income, net	632	(1,833)	(2,465)	(390.0)
Other income (expense), net	719	(1,528)	(2,247)	(312.5)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	29,707	32,948	3,241	10.9
Income taxes	16,009	19,486	3,477	21.7
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	13,698	13,462	(236)	(1.7)
Minority interests, net of tax	(3,484)	(3,914)	(430)	(12.3)
Equity in earnings of unconsolidated affiliate, net of tax	2,030	2,569	539	26.6
NET INCOME	$12,244	$12,117	$(127)	(1.0)

Wireless revenue.   Wireless revenue increased to $14.1 million for 2004 from $13.6 million for 2003, an increase of $0.5 million, or 4%. This increase was attributable to the increase in our wireless subscribers in Guyana from 119,000 to 151,000 as of December 31, 2003 and 2004, respectively, although it was offset in part by the decline in the value of the Guyana dollar in 2004. A significant part of the increase was driven by the launch of GSM services in Guyana in the fourth quarter of 2004.

Local telephone and data revenue.   Local telephone and data decreased slightly from $26.3 million for 2003 to $25.6 million for 2004, a decrease of $0.7 million or 3%. While our access lines in Guyana grew from 93,000 as of December 31, 2003 to 103,000 as of December 31, 2004, our local revenue was also negatively impacted because the 14% decline in the value of the Guyana dollar in 2004 exceeded the growth in revenue in the local currency. This item was also negatively impacted by a decline in dial-up Internet service revenues from the U.S. Virgin Islands.

International long distance revenue.   International long distance revenue increased by $4.9 million from $42.0 million to $46.9 million from 2003 to 2004, respectively. However, revenues for 2004 included a previously disclosed $1.7 million settlement of amounts owed to us by a large international carrier that were significantly past due and written off in a prior period. Net of this settlement, international long distance revenue increased by $3.2 million, or 8%, to $45.2 million. In management’s opinion, the increase was largely attributable to the increase in access lines and wireless subscribers in Guyana, which provides more people with the means to make or receive an international call and thus tends to increase Internet traffic, which rose from 124.3 million minutes for 2003 to 150.1 million minutes for 2004.

Other revenue.   Other revenue increased by $1.2 million, or 86%, from $1.4 million to $2.6 million as Choice’s digital television subscribers increased from 2,900 to 4,100 from 2003 to 2004, respectively.

Termination and access fee expenses.   Termination and access fee expenses decreased by $2.0 million, or 26%, from $7.6 million to $5.6 million from 2003 to 2004. GT&T was able to reduce its long distance expenses by executing more efficient routing of outbound traffic lowering average outbound termination rates. In addition, we had lower circuit costs in the U.S. Virgin Islands resulting from the decline of our dial-up Internet subscriber base.

Internet and programming expenses.   Internet and programming expenses increased from $1.9 million to $2.4 million as our digital television subscribers increased, as previously noted. In addition, the increase in Internet and programming expenses is attributable to the increase in Choice’s wireless broadband subscribers offset by a decrease in its dial-up customers.

Engineering and operations expenses.   Our engineering and operations expenses as a whole remained relatively unchanged from 2003 to 2004. While our operating costs increased year over year in order to support our growing network, we realized the benefit of a 14% decline in the Guyana dollar at our GT&T subsidiary.

Sales and marketing.   Sales and marketing expenses decreased by $0.3 million, or 6%, from $5.4 million to $5.1 million from 2003 to 2004. Sales and marketing remained relatively unchanged year over year as the increase in our marketing expenses relating to the launch of GT&T’s GSM service during late 2004 was offset by the decline in the Guyana dollar as compared to 2003.

General and administrative expenses.   General and administrative expenses remained relatively unchanged from year to year despite an increase in our networks and customer bases due to the positive effect in 2004 of the Guyana currency decline and the settlement of a lawsuit. However professional fees, primarily related to compliance with the Sarbanes-Oxley Act of 2002 increased in 2004.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $2.2 million, or 18%, from $12.5 million to $14.7 million for 2003 and 2004, respectively. The increase reflects the expansion of our networks in recent years, particularly the growth of our wireless network in Guyana, but the increase also reflects the rising level of network and customer premise equipment servicing our television and broadband customers in the U.S. Virgin Islands.

Interest expense (income).   Interest expense (income) increased by $0.2 million from $0.1 to $0.3 million as a result of a reduction in borrowings under our credit facilities and an increased focus on maximizing the return on our cash balances.

Other income (expense)   Other income decreased from income of $0.6 million to an expense of $1.8 million for 2003 and 2004, respectively, as a result of the impairment of certain assets at Choice and our now curtailed ATC subsidiary during 2004.

Income taxes.   Our effective tax rate was 54% and 59% for 2003 and 2004, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes and the amortization of a deferred tax asset which was recorded in a prior period. The increase in the rate was largely due to the recording of approximately $3.6 million in non-cash charges related to the write-down of assets for which there was no associated tax benefit.

Equity in earnings of unconsolidated affiliate.   Our equity in the earnings of BDC increased from $2.0 million to $2.6 million from 2003 to 2004, respectively. This increase primarily reflects increased roaming and long distance revenues and an increase of 2,200 subscribers, or 12%, from 17,800 as of December 31, 2003 to 20,000 at December 31, 2004. In addition to the overall growth in our subscriber base and therefore revenue from our customers roaming in other markets, the growth in roaming and long distance revenue at BDC stems from the establishment of roaming relationships with the two largest US CDMA carriers (whose customers for the most part can roam only on our network when in Bermuda) in late 2003 and early 2004.

Net income for the year ended December 31, 2004 was $12.1 million, or $0.96 per share basic and diluted share, as compared to $12.2 million, or $0.98 per basic share and $0.97 per diluted share for 2003, a decrease of $0.1 million or 1%. Our net income for 2004 was reduced by several significant impairment and other charges totaling approximately $4.0 million that were recorded in the third and fourth quarters of 2004. The impact of these charges was partly offset by some large carrier settlements we recognized on a cash basis and a foreign exchange gain, which together increased 2004 net income by approximately $1.2 million. In addition to the foreign exchange gain stemming from the revaluation of our Guyana dollar assets and liabilities, the decline in the value of the Guyana dollar in 2004 also reduced the U.S. dollar value of our non-international revenue in Guyana while at the same time reducing the U.S. dollar value of many Guyana expenses, offset by some price inflation in local currency terms.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 11 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures.   A significant use of our cash has been on capital expenditures expanding our networks. In 2005, we spent approximately $26.0 million for additional capital expenditures. As of December 31, 2005, we had invested approximately $228 million in Guyanese telecommunications infrastructure. We anticipate capital expenditures for existing businesses to be approximately $25.0 million to $28.0 million during fiscal 2006 to, among other things, expand Commnet’s wireless network (primarily additional GSM and CDMA base stations), increase GT&T’s wireless capacity and coverage (primarily new sites and base stations), expand GT&T’s wireline network (primarily additional switches and cabling and to a lesser extent, additional switch-based service capabilities) and expand service areas at SoVerNet and expand service areas and fund upgrades at Choice.

Acquisitions.   We have funded our recent acquisitions with a combination of cash on hand and borrowings under our $70 million credit facility, which was established in September 2005 in connection with our acquisition of Commnet. On September 15, 2005, we acquired a 95% equity interest in Commnet for approximately $59.3 million in cash, using borrowings of approximately $47 million under the credit facility and approximately $12.3 million of cash on hand. For a discussion of our acquisitions occurring subsequent to December 31, 2005, see Note 15 to the Consolidated Financial Statements included in this Report.

From time to time we explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or incurrence of debt.

Dividends and Distributions.   We use cash to make quarterly dividends payments to our  common stockholders when declared by our Board of Directors. In 2005, our quarterly dividends to our stockholders aggregated $5.7 million. We have paid quarterly dividends for the last 29 fiscal quarters. In addition, we are obligated to make dividend payments to the minority shareholders of certain subsidiaries, and paid dividends of $3.7 million in 2005. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash management needs.

Debt Service and Other Contractual Commitment Table.   The following table discloses aggregate information about our debt and lease obligations as of December 31, 2005 and the periods in which payments are due:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In millions)
Long term debt including interest	$55.8	$0.2	$1.6	$54.0	$—
Operating lease obligations	11.8	3.0	4.4	2.2	2.2
Total	$67.6	$3.2	$6.0	$56.2	$2.2

We are also obligated under the Commnet merger agreement to purchase in July 2006 an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million.

Sources of Cash

We are a holding company, and our cash flows are derived solely from distributions from and the management fees paid to us by our operating subsidiaries. Historically, GT&T has been the most significant of our operating subsidiaries in terms of our liquidity. None of our subsidiaries are subject to any contractual restrictions on the payment of dividends.

Total Liquidity at December 31, 2005.   As of December 31, 2005, we had approximately $26.0 million in cash and cash equivalents. This represents a decrease of $13.4 million compared to December 31, 2004. We believe our existing cash balances and other capital resources, including the remaining amounts available under the $20 million revolving line of credit portion of our credit facility, are adequate to meet our current operating and capital needs. As of March 15, 2006, we had approximately $2.0 million available under our credit facility.

Cash Generated by Operations.   Cash provided by operating activities was $30.7 million in 2005 compared to $41.6 million in 2004. See “—Cash Flow Summary.”

New Credit Facility.   On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any, and these payments are expected to reduce our effective interest expense on the term loan. Amounts outstanding under the revolving credit facility accrue interest at a rate equal to (at our option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined in the revolving credit facility plus 1.0%. The credit facility is guaranteed by our Commnet subsidiary, and is collateralized by, among other things, a security interest in substantially all the assets of, and stock owned by, Atlantic Tele-Network and Commnet. As of March 15, 2006, we had approximately $68.0 million of borrowings under the credit facility and $1.7 million of other long-term debt.

Factors Affecting Sources of Liquidity

Internally Generated Funds.   The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana,” “—Regulation of Our GT&T Subsidiary” and Note 11 to the Consolidated Financial Statements included in this Report.

Guyana—U.S. Foreign Currency Exchange.   Historically, the Guyana dollar has been considerably devalued relative to the U.S. dollar. The current exchange rate is approximately $205 Guyana dollars to $1 U.S. dollar. We use U.S. dollars to make GT&T capital expenditures, to pay certain GT&T liabilities (including a portion of GT&T’s tax liability to Guyana) and to value our GT&T assets for the purpose of making our Guyanese rate of return calculation. Unfavorable changes in the Guyana dollar- U.S. dollar exchange rate would reduce our purchasing power in these areas. The continued expansion of GT&T’s network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars.

While currently a significant portion of GT&T’s revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the rate increases previously awarded to, and currently sought by, GT&T, the growth of GT&T’s local exchange operations and the general trend toward lower international settlement rates, it is likely that an increasing portion of our revenues will be earned in Guyanese currency. While there are no legal restrictions on the our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on the expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. This limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

While we believe that GT&T has, and will continue to have, adequate cash flows denominated in hard currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the hard currency needed to meet such obligations. As of December 31, 2005, we had no cash held in Guyanese dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility.   Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 7.00 to 1.00, which will decrease over time to 5.00 to 1.00 at July 1, 2007. As of December 31, 2005, we were in compliance with the covenants of the credit facility.

Capital Markets.   Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the wireless industry, our financial performance and the state of the capital markets.

Cash Flow Summary

Cash provided by operating activities was $30.7 million in 2005 compared to $41.6 million in 2004. Towards the end of 2004 and continuing into early 2005, we invested a portion of our cash balances into highly rated debt instruments. Investments in these items will generally be recorded as “marketable securities” on our balance sheet. While we believe this is a prudent way to increase returns on our cash, these investments carry more risk to principal than bank money market accounts due to the possibility of adverse market changes or negative developments involving the issuer of any such instruments. We try to minimize these risks by generally seeking instruments with shorter maturities issued by highly rated government agencies or corporations, but there is no way to eliminate the risk to principal.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the years 2003 through 2005.

Critical Accounting Policies

We have based our discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (or GAAP). We periodically evaluate our critical accounting policies and estimates, including those related to foreign currency, revenue recognition, valuation of accounts receivable, property, plant and equipment, long-lived and intangible assets, tax related accruals and contingencies. We base our estimates on our operating experience and on various conditions existing in the market and we believe them to be reasonable under the circumstances. Our estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We have identified the critical accounting estimates that we believe require significant judgment in the preparation of our consolidated financial statements. We consider these accounting estimates to be critical because changes in the assumptions or estimates we have selected have the potential of materially impacting our financial statements.

Foreign Currency.   From the inception of GT&T’s operations through December 31, 2005, a significant portion of GT&T’s cash receipts and expenditures, including a substantial majority of its capital expenditures, have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been

GT&T’s functional currency and any transaction gains and losses on non-U.S. dollar denominated assets and liabilities are reflected in income. Late in 2003 and early 2004, the value of the Guyana dollar declined in relation to the U.S. dollar, resulting in foreign exchange gains. While the decline in rates did not have a significant impact on the Company’s revenues or operating expenses, the decline has offset growth in GT&T’s wireless local exchange and outbound international long distance revenues, which are billed and paid in Guyana dollars. Further declines in the value of the Guyana dollar may have an adverse impact on our future operating results as growth of local currency denominated revenue continues. As of December 31, 2005, none of our $26.5 million of consolidated cash and cash equivalents was in Guyana dollars. With the decline in international settlement rates, the expansion of GT&T’s wireless business and the increases that GT&T has received and hopes to receive in its rates for local service, it is possible that the Guyana dollar may become GT&T’s functional currency in the future.

Revenue Recognition.   All of our revenues are recognized when earned, regardless of the period in which they are billed. In determining the appropriate amount of revenue to recognize for a particular carrier or customer transaction, we apply the criteria established by Staff of Accounting Bulletin No. 104, “Revenue Recognition” (SAB 104) and defer those items that do not meet the recognition criteria and rely on our past history of disputes and collections with carriers and customers in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods.

Our wireless revenue is generated by both our Commnet and GT&T subsidiaries. GT&T charges an activation fee to new cellular subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. We have determined that the activation fees do not represent a separate unit of accounting under EITF 00-21. Accordingly, our policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T’s and our consolidated financial position and results of operations for all periods presented.  Commnet does not charge for activation or installation fees, and derives substantially all of its wireless revenue from a per minute charge which is recognized as revenue as earned.

Local telephone and data revenue for the periods presented, as well as other revenue, is generated by our GT&T and Choice subsidiaries.  For GT&T, installation fees do not represent a separate unit of accounting under EITF00-21. Accordingly, our policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T’s and our consolidated financial position and results of operations for all periods presented. For Choice, we recognize revenue from subscriptions to Choice’s data, television and other services monthly, as the services are provided. Installation fees charged by Choice Communications to customers subscribing to cable and Internet services have also historically been immaterial to both Choice’s and our consolidated financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice’s monthly service offerings. We determined that the activation fees represent a separate unit of accounting under EITF 00-21. As such, our policy is to recognize these fees as revenue when the services are performed.

For our international long distance revenue, we determine the country of origin of the traffic which we receive from foreign carriers in order to apply the appropriate rate to the minutes of long-distance traffic.

GT&T operates in a regulated industry, therefore its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

Valuation of Accounts Receivable.   A considerable amount of judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. Due to the nature and timing of carrier settlements, adjustments affecting revenue and the corresponding receivable can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. However, the amounts we will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

Property, Plant and Equipment.   We operate in an environment where rapid changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change.

Our fixed assets are recorded at cost. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

We provide for depreciation using the straight-line method generally between 3 and 39 years. No gain or loss is recognized in connection with ordinary retirements of depreciable property. With respect to GT&T, as of January 1, 1998, we adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana PUC. In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (or SFAS No. 143). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In the case of GT&T we have not provided for costs related to the removal of tangible long-lived assets because there are no obligations under any of our leases or under any existing or enacted laws, statutes or ordinances or elsewhere that would require us to provide for costs related to the retirement of those assets.

During 2005, we recorded a liability in connection with SFAS No. 143 for approximately $522,000 relating to our acquisition of Commnet. Such accrual represents management’s estimate of our obligations under certain leases to remove equipment placed on towers which are leased from third parties. Any such liability associated with Choice’s operations are immaterial to our consolidated financial statements.

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

Tax Related Accruals.   Our estimate of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 9 to the Consolidated Financial Statements included in this Report. These reflect the assessment of actual current and future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income tax could vary from these estimates due to future changes in tax law. We are also subject to tax audits from various jurisdictions. We make estimates based on the available information and consult with experts where necessary. We believe our estimates are reasonable; however, they may change materially in the future due to new developments or interpretation.

Contingencies.   We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2005, the majority of which are not recorded on our books. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. See Note 11 to the Consolidated Financial Statements included in this Report.

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (or SFAS No. 123(R)), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS No. 123(R) permits us to adopt our requirements using one of two methods:

•       A “modified prospective” method in which compensation cost is recognized beginning with the adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the adoption date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the adoption date that remain unvested on the adoption date.

•       A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS No. 123(R) using the modified prospective method.

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

On April 21, 2005, the SEC delayed the effective date of SFAS 123R. We adopted SFAS 123R in January 2006 and will apply the modified prospective transition method. Under this method, a company records compensation expense for all new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation expense is recorded for the unvested portion of previously granted awards that remain outstanding at the date of adoption. The cost of the unvested portion of the award is recognized as the requisite service is rendered on or after the required effective date. The adoption of SFAS 123R is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2005, the Financial Accounting Standards Board (or FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (or FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. We adopted FIN 47 in December 2005. There was no impact as a result of the adoption of this accounting interpretation on our results of operations, financial position and cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (or SFAS 154), which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The effect of the devaluation of the Guyana dollar on our consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; we did not incur similar losses in 2004.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

Under generally accepted international accounting principles, which, in our view, are statutorily applicable to the rate making process in Guyana, GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved our position. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” above.

We have approximately $55.8 million of long term debt at December 31, 2005. The interest rates associated with this debt are variable and subject to change with the market. An increase in rates will increase our cost of borrowing and have a negative impact on our earnings.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

The Consolidated Financial Statements of Atlantic Tele-Network, Inc. and its subsidiaries are submitted as a separate section of this Annual Report. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 hereof.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fourth fiscal quarter of the year covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

As reported in a Current Report on Form 8-K filed December 2, 2005, effective January 1, 2006, Michael T. Prior, our then Chief Financial Officer and Treasurer, was appointed President and Chief Executive Officer, succeeding Cornelius B. Prior, Jr. who served as our Chief Executive Officer and Chairman from 1998 through December 31, 2005.  Mr. Cornelius Prior continues to serve as our Chairman of the Board and as an executive officer.  For more information about our named executive officers, including compensatory arrangements, see our Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders and Exhibit 10.6 to this Report.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Our executive officers and their respective ages and positions as of March 1, 2006 are set forth below:

Name	Age	Position
Michael T. Prior	41	President and Chief Executive Officer
Cornelius B. Prior, Jr.	72	Executive Chairman
Steven J. Parrish	50	Executive Vice President—Operations
Douglas J. Minster	45	Vice President, General Counsel and Secretary
Andrew S. Fienberg	38	Chief Accounting Officer

Michael T. Prior is our President and Chief Executive Officer. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver-based investment banking and financial advisory firm focused on the telecommunications sector. From 1999 to 2002, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider. From 1998 to 1999, Mr. Prior was a member of ComSpace Development LLC, a seed investment concern in the communications industry and an early investor in LighTrade. From 1992 to 1998, Mr. Prior was a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York and Perkins Coie LLP in Seattle. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. He is the son of Cornelius B. Prior, Jr., Chairman of our Board.

Cornelius B. Prior, Jr. is the Chairman of our Board of Directors and an executive officer of the company.  From 1998 through December 31, 2005, he served as our Chief Executive Officer and Chairman, at which time he retired as Chief Executive Officer. Mr. Prior was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group. A former Naval Officer and Fulbright Scholar, Mr. Prior started his career as an attorney with Sullivan & Cromwell in New York. A former Trustee of Holy Cross College and member of the Vesting Committee to Harvard Law School, he is the Treasurer and member of the Executive Committee of CCAA (Caribbean and Central American Action) and a former Chairman of CANTO (Caribbean Association of National Telephone Organizations). Mr. Prior is a graduate of Holy Cross College and received a J.D. degree from the Harvard Law School. Mr. Prior is the father of Michael T. Prior, our President and Chief Executive Officer.

Steven J. Parrish is our Executive Vice President of Operations. Mr. Parrish joined us in 2003 as Vice President of Operations. Before joining us, Mr. Parrish served as Senior Vice President, Network, for LighTrade, Inc., from May 2000 to February 2002. He has over 25 years of telecommunications experience with his first 13 years at Illinois Bell in a variety of leadership roles. From March 1991 to August 1995, he was at Ameritech where he served as vice president leading the successful Advanced Intelligent Network (AIN) effort from concept to implementation. From August 1996 to January 1999, Mr. Parrish led engineering and operations efforts as the Executive Vice President of Operations at USN Communications, a local telecommunications service reseller. From February 1999 to February 2000, he served as Senior Vice President of Global Operations and Engineering at WorldPort Communications, with responsibilities over operations based in the U.S., Great Britain, and the Netherlands. He received a B.S. degree in Electronics Engineering with High Honors from the University of Illinois and an M.B.A. degree specializing in Telecommunications from the Illinois Institute of Technology.

Douglas J. Minster joined us in 2003 as our Vice President and General Counsel. From November 1999 to February 2002, Mr. Minster served as Vice President, External Affairs, at

LighTrade, Inc. From 1997 to 1998, he headed corporate development at IP Radio, Inc., a wireless broadband service. From 1990 to 1992, he served as a senior legal advisor at Time Warner Telecommunications. In addition, Mr. Minster founded Digital Satellite Broadcasting Corp., a satellite radio company, helping to develop the regulatory foundation for the satellite radio service. Mr. Minster began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He received a B.S. degree from Ithaca College and a J.D. degree from The Catholic University Columbus School of Law.

Andrew S. Fienberg joined us in May 2005 as our Chief Accounting Officer. Prior to joining us, Mr. Fienberg served as a Divisional Controller for Pegasus Satellite Television, Inc., a re-seller of DirecTV services throughout the rural United States, which he joined in December 2003. From August 1999 to December 2003, Mr. Fienberg was the Corporate Controller at iBasis, Inc., a publicly-traded international VoIP telecommunications service provider. Prior to iBasis, Mr. Fienberg was with Iron Mountain Incorporated, a data storage provider, which he joined in May 1997. Prior to iBasis, he served as an auditor at BDO Seidman, LLP in Boston beginning in September 1989. Mr. Fienberg received a B.S. degree in Accountancy from Bentley College and is a Certified Public Accountant.

Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2006 (or 2006 Proxy Statement) under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is herein incorporated by reference required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2006 Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption “Business—Available Information.”

ITEM 11.         EXECUTIVE COMPENSATION

Information required by this Item regarding executive compensation will be set forth in our 2006 Proxy Statement under “Compensation and Other Information Concerning Directors and Officers” and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2006 Proxy Statement under “Security Ownership By Principal Stockholders and Management” and is incorporated herein by reference.

Information required by this Item regarding our equity compensation plans will be set forth in our 2006 Proxy Statement under “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item regarding certain relationships and related transactions will be set forth in our 2006 Proxy Statement under “Certain Relationships and Related Transactions” and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item regarding auditor fees and services will be set forth in our 2006 Proxy Statement under “Information Concerning Independent Auditors” and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)(1)(2) Financial Statements and Financial Statement Schedule

(a)           The following documents are filed as part of this Report:

1.     Financial Statements.   See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

2.     Financial Statement Schedule.   All schedules are omitted because they are not applicable or because the required information in contained in the consolidated financial statements or notes included in this Report.

3.     Exhibits.   See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salem, Massachusetts on the 31st day of March 2006.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR
Michael T. Prior
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title
/s/ MICHAEL T. PRIOR	President and Chief Executive Officer
Michael T. Prior	(Principal Executive Officer)
/s/ ANDREW S. FIENBERG	Chief Accounting Officer
Andrew S. Fienberg	(Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR.	Executive Chairman of the Board
Cornelius B. Prior, Jr.
/s/ ERNST A. BURRI	Director
Ernst A. Burri
/s/ CHARLES J. ROESSLEIN	Director
Charles J. Roesslein
/s/ HENRY U. WHEATLEY	Director
Henry U. Wheatley

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2003, 2004, and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Atlantic Tele-Network, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 31, 2006

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2005
(In Thousands, Except Share Data)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$39,900	$26,493
Marketable securities	8,081	—
Accounts receivable, net of allowances	7,495	15,613
Materials and supplies	5,228	4,744
Prepayments and other current assets	1,825	1,822
Total current assets	62,529	48,672
Fixed Assets:
Property, plant, and equipment	162,909	204,297
Less accumulated depreciation	(62,817)	(78,588)
Net fixed assets	100,092	125,709
Licenses	—	11,246
Goodwill	—	29,031
Long term marketable securities	—	1,991
Investment in and advances to unconsolidated affiliates	9,638	13,045
Other assets	4,115	4,137
Total assets	$176,374	$233,831
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$687	$165
Accounts payable and accrued liabilities	10,670	16,930
Dividends payable	1,402	1,522
Accrued taxes	11,663	9,411
Advance payments and deposits	3,303	3,114
Other current liabilities	3,927	2,985
Total current liabilities	31,652	34,127
Deferred income taxes	5,142	6,469
Long-term debt, excluding current portion	11,726	55,585
Total liabilities	48,520	96,181
Minority interests	19,722	21,940
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 20,000,000 shares authorized; 12,878,560 and 12,949,810 shares issued, respectively and 12,511,418 and 12,463,748 shares outstanding in 2004 and 2005, respectively	129	129
Treasury stock, at cost; 367,142 and 486,062 shares, in 2004 and 2005, respectively	(2,000)	(3,532)
Additional paid-in capital	56,690	58,695
Deferred compensation	—	(1,626)
Equity contribution receivable from related party	(858)	—
Retained earnings	54,171	62,044
Total stockholders’ equity	108,132	115,710
Total liabilities and stockholders’ equity	$176,374	$233,831

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2004, and 2005
(In Thousands, Except Per Share Data)

	December 31,
	2003	2004	2005
REVENUE:
Wireless	$13,561	$14,093	$25,964
Local telephone and data	26,325	25,630	27,926
International long distance	42,016	46,861	45,439
Other	1,386	2,581	2,952
Total revenue	83,288	89,165	102,281
OPERATING EXPENSES:
Termination and access fees	7,554	5,599	7,941
Internet and programming	1,891	2,362	2,601
Engineering and operations	12,143	11,755	15,136
Sales and marketing	5,353	5,093	6,457
General and administrative	14,872	15,150	16,044
Depreciation and amortization	12,487	14,730	17,110
Total operating expenses	54,300	54,689	65,289
Income from operations	28,988	34,476	36,992
OTHER INCOME (EXPENSE):
Interest income (expense), net	87	305	(688)
Other income, net	632	(1,833)	(630)
Other income (expense), net	719	(1,528)	(1,318)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	29,707	32,948	35,674
Income taxes	16,009	19,486	20,801
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	13,698	13,462	14,873
Minority interests, net of tax	(3,484)	(3,914)	(4,318)
Equity in earnings of unconsolidated affiliates, net of tax	2,030	2,569	3,043
NET INCOME	$12,244	$12,117	$13,598
NET INCOME PER SHARE:
Basic	$0.98	$0.96	$1.09
Diluted	$0.97	$0.96	$1.09
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,545	12,563	12,465
Diluted	12,583	12,563	12,488

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004, and 2005
(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Deferred Compensation	Equity Contribution Receivable from Related Party	Retained Earnings	Total Stockholders Equity
Balance December 31, 2002	$129	$(1,669)	$55,837	$—	$—	$39,809	$94,106
Reissuance of 166,667 shares of common stock from treasury for exercise of stock options	—	833	—	—	—	—	833
Purchase of 166,667 shares of common stock	—	(1,148)		—	—	—	(1,148)
Reissuance of 31,250 shares of common stock from treasury for exercise of stock options	—	127	43	—	—	—	170
Reissuance of 4,542 shares of common stock from treasury under Directors’ Remuneration Plan	—	18	(18)	—	—	—	—
Award of 11,712 shares of common stock under Directors’ Remuneration Plan	—	—	80	—	—	—	80
Dividends on common stock	—	—	—	—	—	(4,754)	(4,754)
Net income	—	—	—	—	—	12,244	12,244
Balance, December 31, 2003	129	(1,839)	55,942	—	—	47,299	101,531
Purchase of 25,000 shares of common stock	—	(331)	—	—	—	—	(331)
Reissuance of 34,735 shares of common stock from treasury under Directors’ Remuneration Plan	—	170	(170)	—	—	—	—
Award of 4,845 shares of common stock under Directors’ Remuneration Plan	—	—	60	—	—	—	60
Dividends on common stock	—	—	—	—	—	(5,245)	(5,245)
Net income	—	—	—	—	—	12,117	12,117
Equity Contribution, Related Party	—	—	858	—	(858)	—	—
Balance, December 31, 2004	129	(2,000)	56,690	—	(858)	54,171	108,132

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Years Ended December 31, 2003, 2004, and 2005
(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Deferred Compensation	Equity Contribution Receivable from Related Party	Retained Earnings	Total Stockholders Equity
Equity Contribution, Related Party	—	(858)	—	—	858	—	—
Purchase of 50,000 shares of common stock	—	(586)	—	—	—	—	(586)
Reissuance of 6,842 shares of common stock from treasury under Directors’ Remuneration Plan	—	42	(42)	—	—	—	—
Issuance of 71,250 shares of common stock under 2005 Restricted Stock Plan	—	—	874	(874)	—	—	—
Repurchase of 23,612 shares of common stock issued under 2005 Restricted Stock Plan	—	(290)	—	290	—	—	—
Issuance of 277,500 options to purchase common stock	—	—	1,173	(1,173)	—	—	—
Reissuance of 12,500 shares of common stock from treasury	—	160	—	—	—	—	160
Amortization of deferred compensation	—	—	—	131	—	—	131
Dividends on common stock	—	—	—	—	—	(5,725)	(5,725)
Net income	—	—	—	—	—	13,598	13,598
Balance, December 31, 2005	$129	$(3,532)	$58,695	$(1,626)	$—	$62,044	$115,710

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2004, and 2005
(In Thousands)

	December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$12,244	$12,117	$13,598
Adjustments to reconcile net income to net cash flows provided by operating activities:
Amortization of deferred compensation	—	—	421
Depreciation and amortization	12,487	14,730	17,110
Loss on uncollectible loans	—	570	—
Reserve for amounts due from Bridge International Communications, Inc.	—	—	2,104
Asset impairments	—	3,325	—
Deferred income taxes	3,135	(1,039)	1,084
Minority interests	3,484	3,914	4,318
Equity in earnings of unconsolidated affiliates	(2,030)	(2,568)	(3,043)
Changes in operating assets and liabilities, excluding the effects of the acquisition of Commnet:
Accounts receivable, net	764	1,847	(2,069)
Materials and supplies, prepayments, and other current assets	766	(1,351)	1,072
Accounts payable and accrued liabilities	(1,969)	698	(3,006)
Accrued taxes	(1,426)	4,452	(2,009)
Other	(938)	4,914	1,114
Net cash provided by operating activities	26,517	41,609	30,694
Cash flows from investing activities:
Capital expenditures	(16,156)	(25,317)	(26,011)
Acquisition of Commnet, net of cash acquired of $1,862	—	—	(57,393)
Sale (purchase) of marketable securities	—	(8,081)	8,081
Purchase of long term marketable securities	—	—	(1,991)
Dividends received from Bermuda Digital Communications Ltd.	278	445	1,450
Advances to Bridge International Communications, Inc.	—	(1,195)	(1,109)
Other investments	(182)	—	—
Net cash used in investing activities	(16,060)	(34,148)	(76,973)
Cash flows from financing activities:
Repayment of long-term debt	(1,998)	(1,179)	(13,662)
Proceeds from long-term debt	—	10,000	57,000
Debt issuance costs	—	—	(376)
Purchase of common stock	(315)	(331)	(876)
Proceeds from sale of stock	—	—	160
Proceeds from stock option exercise	170	—	—
Distribution to minority stockholders	(2,000)	(3,250)	(3,649)
Dividends paid on common stock	(4,645)	(5,121)	(5,725)
Net cash provided by (used in) financing activities	(8,788)	119	32,872
Net change in cash and cash equivalents	1,669	7,580	(13,407)
Cash and cash equivalents, beginning of year	30,651	32,320	39,900
Cash and cash equivalents, end of year	$32,320	$39,900	$26,493
Supplemental cash flow information:
Interest paid	$390	$281	$1,622
Income taxes paid	$12,350	$14,598	$20,886

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) is a holding company with the following operating subsidiaries and affiliates:

•       Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated more than 95%, 94%, and 85% of the Company’s consolidated revenues in 2003,  2004 and 2005, respectively.

•       Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless service providers with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•       Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of wireless digital television services, wireless broadband access services, dial-up Internet services and certain other communications services in the U.S. Virgin Islands. Choice Communications, a wholly owned subsidiary of the Company, acquired its Internet service business in 1999 and its television business in March 2000.

•       Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. The Company currently owns 44% of the equity of BDC.

•       On February 10, 2006, the Company completed the acquisition of SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of SoVerNet, Inc. for approximately $12.7 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 7).

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Also included in the financial statements is an entity where it is determined that the Company is the primary beneficiary of a variable interest entity (“VIE”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” (“FIN No. 46”) as revised in December 2003 (“FIN No. 46R”).

Except for its investment in Commnet of Florida, LLC, which is consolidated in accordance with the provisions of FIN No. 46, the Company uses the equity method of accounting for its investments in affiliated entities in which the Company has at least 20% ownership but does not have management

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

control. The Company accounts for investments of less than 20% for which the Company does not have the ability to exert significant influence over the operations using  the cost method of accounting.

As a result of the Commnet acquisition, the Company has changed the way it presents income statement data. In prior periods, the GT&T subsidiary represented a substantial majority of the Company’s revenue, expense and profit, and the income statement followed the traditional regulated telecommunications business presentation. Now that the Company has added a substantial non-regulated business in Commnet and experienced significant growth in its non-exclusive wireless business in Guyana, management believes it important to report the revenue and expenses together for all of the Company’s consolidated subsidiaries. The Company has reclassified the components of its consolidated revenues into categories that are more representative of its operations. The Company has also grouped depreciation and amortization for all consolidated businesses into one line item on the income statement. Prior periods have been reclassified to conform with the current period presentation. The reclassification of prior period results had no effect on reported net income or earnings per share.

On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which will be effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares will be distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, subject to stockholder approval. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, useful lives of the Company’s fixed assets, and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all investments with a remaining maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2004 and 2005, the Company had deposits with banks in excess of FDIC insured limits and a significant portion of its cash is on deposit with non-insured institutions such as corporate money market issuers. The Company’s cash and cash equivalents are not subject to any restriction. As of December 31, 2004, $3.7 million of the Company’s cash was denominated in the Guyana dollar. Due to the timing of certain payments, as of December 31, 2005, the Company held none of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company provides for depreciation using the straight-line method generally between 3 and 39 years. No gain or loss is recognized in connection with ordinary retirements of depreciable property. With respect to GT&T, as of January 1, 1998, the Company adopted new and generally shorter lives in connection with a tariff application filed on December 31, 1997 with the Guyana Public Utilities Commission (“PUC”). In February 2002, the PUC accepted these lives for purposes of setting interim rates without expressly approving them, and ordered GT&T not to change its depreciation rates in the future without the approval of the PUC.

In June 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations” (or SFAS No. 143). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In the case of GT&T we have not provided for costs related to the removal of tangible long-lived assets because there are no obligations under any of our leases or under any existing or enacted laws, statutes or ordinances or elsewhere that would require us to provide for costs related to the retirement of those assets.

During 2005, we recorded a liability in connection with SFAS No. 143 for approximately $522,000 relating to our acquisition of Commnet. Such accrual represents management’s estimate of our obligations under certain leases to remove equipment placed on towers which are leased from third parties. Any such liability associated with Choice’s operations are immaterial to our consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2005, the Financial Accounting Standards Board (or FASB) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (or FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. We adopted FIN 47 in December 2005. There was no impact as a result of the adoption of this accounting interpretation on our results of operations, financial position and cash flows.

Goodwill and other intangible assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis. Other indefinite-lived intangible assets are tested between annual tests if events or changes in circumstances indicate that the asset might be impaired. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company recorded a $1.6 million impairment charge to write-down goodwill at Choice during 2004. (See Note 6 for additional information.) In connection with the acquisition of Commnet in September 2005, the Company recorded goodwill of $29.0 million and intangible assets, in the form of telecommunications licenses, of $11.2 million as of December 31, 2005.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections. The Company assessed its long-lived assets for impairment during 2004 and determined that an impairment charge of $1.7 million was required to write down the carrying amount of certain assets at ATC and ATN Corporate to their estimated fair value as these assets were identified as being excess, obsolete or carried at values that may not have been recoverable due to an adverse change in the extent to which these assets were being utilized in the business. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2004 and 2005. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minority Interests

Minority interests in the accompanying consolidated statements of operations represent minority stockholders’ share of the income or loss of GT&T, Commnet and Commnet’s consolidated subsidiaries. The minority interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses and net of any distribution from the consolidated subsidiaries.

Revenue Recognition

International long distance, wireless and local exchange and data revenues are recognized when earned, regardless of the period in which they are billed. The Company applies the appropriate rate to minutes of long distance traffic based upon the foreign carrier from which that traffic is received. In determining the appropriate amount of revenue to recognize for a particular carrier or transaction, the Company applies the criteria established by Staff Accounting Bulletin No. 104 “Revenue Recognition” (SAB 104) and defers those items that do not meet the recognition criteria and also relies on its past history of disputes and collections with each carrier in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, the Company’s accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. However, GT&T operates in a regulated industry, therefore, its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

The Company recognizes revenue from Commnet’s roaming operations and other monthly fees in the period the services are provided.

The Company recognizes revenue from subscriptions to Choice’s Internet, television and other services monthly, as the services are provided, net of management’s best estimate of uncollectible accounts.

The Company’s subsidiary, GT&T, charges an activation fee to new wireless subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. The Company determined that the activation fees do not represent a separate unit of accounting under Emerging Issues Task Force Issue No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). Accordingly, the Company’s policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T’s and the Company’s financial position and results of operations for all periods presented. Installation fees charged by Choice to customers subscribing to cable and Internet services have also historically been immaterial to both Choice’s and the Company’s financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice’s monthly service offerings. The Company determined that Choice’s activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company’s policy is to recognize these fees as revenue when the services are performed.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” The Company’s provision for income taxes is comprised of a current and deferred portion. The current income

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

The Company does not provide for United States income taxes on earnings of GT&T. While it is not the Company’s intention to reinvest these earnings permanently, management believes that foreign tax credits would largely eliminate any United States taxes on such earnings or offset any foreign withholding taxes.

The Company currently has significant deferred tax assets, resulting from net operating losses, tax credit carryforwards and deductible temporary differences. The Company provides a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in the Company’s valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder’s equity and could have a significant impact on earnings in future periods.

The Company’s estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, “Loss Contingencies.”

Credit Concentrations and Significant Customers

The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company’s consolidated revenue in any of the past three years:

Customer	2003	2004	2005
MCI	20%	16%	8%
IDT	4%	12%	14%

No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

Foreign Currency Gains and Losses

With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income for the period in which the transaction is settled. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. During 2003 and 2004, the value of the Guyana dollar declined in relation to the U.S. dollar. The $44,000 foreign exchange gain recorded in 2003 included foreign exchange losses incurred from buying and selling currency to meet liquidity needs, offset by a gain of $1.55 million

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded in December 2003 as a result of a decline in the Guyana dollar (G$) from G$180 to the U.S. dollar to G$195. During 2004 foreign exchange gains were $988,000 and include a gain of $924,000 recorded as a result of further declines in the value of the Guyana dollar from G$195 to the U.S. dollar to G$205, due to GT&T’s net liability position.  During 2005, the value of the Guyana dollar remained constant at G$205 to one U.S. dollar.

Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2004 and 2005 include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2004 and 2005, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

Net Income Per Share

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. For the year ended December 31, 2003 the Company’s outstanding stock options are its only potentially dilutive securities and were included in the calculation of diluted net income per share using the treasury stock method. There were no potentially dilutive securities for the year ended December 31, 2004. For the year ended December 31, 2005 the common shares issued under the Company’s 2005 Restricted Stock Plan were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2003	2004	2005
Basic weighted average common shares outstanding	12,545	12,563	12,465
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	—	—	23
Stock options	38	—	—
Diluted weighted average common shares outstanding	12,583	12,563	12,488

Non-Cash Share Based Compensation

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

The Company adopted SFAS No. 123(R) on January 1, 2006 and will use the “modified prospective method” as permitted by SFAS No. 123(R).  The “modified prospective medthod” requires that

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

compensation expense is recognized beginning with the January 1, 2006 adoption date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested on the adoption date.  There were, however, no unvested options outstanding as of the adoption date.

At December 31, 2005, the Company has two stock-based employee compensation plans (i) the 1998 Stock Option Plan and (ii) the 2005 Restricted Stock Plan. Both of these plans are more fully described in Note 8.

Stock options issued under the Company’s 1998 Stock Option Plan during 2003 were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for the year ended December 31, 2003, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

The following table illustrates the effect on the 2003 net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation.

2003
Net income:
As reported—basic and diluted	$12,244
Total non-cash equity based compensation expense determined under fair value based method for all awards, net of related tax effects	(67)
Pro forma—basic and diluted	$12,177
Earnings per share:
As reported—basic	$0.97
As reported—diluted	$0.97

Since there were no outstanding options as of December 31, 2003 and no grants during 2004, the 2004 net income and earnings per share would not have been impacted if the Company had applied the fair value recognition provisions of SFAS 123. For 2005, the fair value recognition provisions of SFAS 123 were applied and as such the accompanying statement of operations for the year ended December 31, 2005 includes a stock-based compensation charge as noted below.

During 2005, the Company issued 277,500 options to purchase common stock under the Company’s 1998 Stock Option Plan. The Company applied the fair value recognition provisions of SFAS No. 123 and is expensing the fair value of such grants over the vesting period of four years. During 2005, the Company recognized $24,000 of non-cash share based compensation expense relating to these grants. See Note 8 for assumptions used to calculate the fair value of the options.

During 2005, the Company issued 71,250 shares of common stock under the Company’s 2005 Restricted Stock Plan. These shares were accounted for using the provisions of SFAS 123 and are being charged to income based upon their fair values over their vesting period of three years. During 2005, non-cash equity-based compensation expense, related to the vesting of shares issued under the 2005 Restricted Stock Plan, was $395,000.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                 ACQUISITIONS

Commnet Wireless, LLC

On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LCC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.3 million, which consisted of $58.7 million in cash and legal, financial and other costs of $0.6 million. The acquisition was financed through a new credit facility as discussed in Note 7. The acquisition of Commnet allows the Company to expand its emphasis on its wireless operations in smaller, niche markets with a manageable competitive environment while balancing its existing investments in the Caribbean.

In connection with the Commnet merger agreement, the Company placed $7.4 million of the purchase price in escrow. Of this amount, $2.0 million was released to the sellers in November 2005 after Commnet met certain working capital requirements. The remaining $5.4 million will be released to the Sellers in September 2006 assuming no indemnification claims are presented by ATN. The escrowed cash is not included in the Company’s December 31, 2005 balance sheet and has been included in the purchase price; any adjustment to the escrowed amount will result in an adjustment to the goodwill recorded in the transaction.

The acquisition was accounted for using the purchase method and Commnet’s results of operations since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company for the year ended December 31, 2005. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management with the assistance of a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. For tax purposes, the Company will elect to step up the basis of Commnet’s assets to fair market value, and therefore, the goodwill and licenses will be deductible for tax purposes.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total consideration:
Cash paid	$58,671
Transaction costs paid	584
Total purchase consideration	$59,255
Allocation of the purchase consideration:
Current assets, including cash of $1.9 million	$7,695
Fixed assets	16,716
Licenses	11,246
Investments in unconsolidated entities	2,615
Other investments	136
Goodwill	29,031
Total assets acquired	67,439
Accounts payable and accrued expenses	(5,135)
Commitment to purchase additional interest in Commnet of Florida	(1,500)
Minority interests	(1,549)
Fair value of liabilities assumed	(8,184)
$59,255

Investments in unconsolidated entities of $2.6 million primarily represents Commnet’s 35.0% ownership of MoCelCo, LLC (“MoCelCo”) which has historically been accounted for using the equity method of accounting. In January 2006, Commnet acquired the remaining 65.0% interest in MoCelCo for $6.2 million.

Per the Commnet merger agreement, in July 2006, the Company is required to purchase an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Commnet of Florida is consolidated for financial reporting purposes.

Minority interests represent minority members’ interests in Commnet’s majority owned subsidiaries as well as a minority member’s 5% interest in Commnet. Assuming a put and call agreement entered into in connection with the Commnet merger agreement is exercised, the Company will be obligated to aquire the remaining 5% ownership interest in Commnet from the minority member between April 15, 2007 and October 15, 2007. The purchase price is contractually set at a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. Based on Commnet’s 2005 financial results, the purchase price, as of December 31, 2005, would be approximatley $4 million. No value was ascribed to the put/call agreement as the exercise price is expected to reflect fair value at the exercise date.

As part of the acquisition of Commnet the Company also acquired certain carrier contracts which have remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have yet to have been subject to renewal. Based upon a discounted cash flow valuation through the current expiration dates of these contracts, the Company has determined that the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of these contracts is insignificant and has therefore not allocated any of the purchase price to them.

The following table represents the condensed consolidated balance sheet of Commnet as of December 31, 2005 (in thousands):

Total current assets	$9,340
Long term assets other than goodwill	31,883
Goodwill	29,031
Total assets	$70,254
Total current liabilities	$7,143
Long term liabilities	—
Minority interests	1,597
Total liabilities and minority interests	8,740
Net assets	$61,514

The following table reflects the unaudited pro forma results of operations of the Company for the years ending December 31, 2004 and 2005 assuming that the Commnet acquisition had occurred on January 1, 2004 (in thousands, except per share data):

	2004	2005
Revenue	$108,024	$122,449
Net income	$17,700	$17,472
Net income per basic share	$1.41	$1.40
Net income per diluted share	$1.41	$1.40

Bermuda Digital Communications, Ltd.

On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2005, the Company had a 44% equity interest in BDC.

The Company has recorded cumulative equity in earnings of BDC of $10.2 million. For the years ended December 31, 2003, 2004 and 2005, the Company recorded equity in earnings of BDC of $2.0 million, $2.6 million and $2.9 million respectively, which are included in the accompanying consolidated statements of operations as equity in earnings of unconsolidated affiliates, and management fees of approximately $0.9 milion, $1.2 million and $1.2 million, respectively, which are included in the accompanying consolidated statements of operations as other income. The Company received dividends of $550,000, $621,000 and $1.5 million in 2003, 2004 and 2005, respectively.

In July 2008, BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC shares owned by the Company. If exercised, such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank. Also in

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

July 2008, the Company’s management contract with BDC will expire. The Company does not expect to have the management contract renewed.

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

4.                 ACCOUNTS RECEIVABLE

As of December 31, 2004 and 2005, accounts receivable consist of the following (in thousands):

	2004	2005
Subscribers, net of allowance for doubtful accounts of $612 and $440 in 2004 and 2005, respectively	$4,646	$5,598
Connecting carriers, net of allowance for doubtful accounts of $432 and $579 in 2004 and 2005, respectively	2,442	9,649
Other	407	366
Total accounts receivable, net	$7,495	$15,613

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                 FIXED ASSETS

As of December 31, 2004 and 2005, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2004	2005
Telecommunications equipment	5-15	$127,342	$163,823
Office and computer equipment	3-10	14,665	16,041
Buildings	15-39	8,845	10,038
Leasehold improvements	3-20	1,801	1,564
Land	—	687	714
Furniture and fixtures	5-10	581	495
Other	5-10	5,978	6,259
Total plant in service		159,899	198,934
Construction in progress		3,010	5,363
Total property, plant, and equipment		$162,909	$204,297

Depreciation and amortization for the years ended December 31, 2003, 2004 and 2005 was $12,487, $14,730 and $17,110, respectively.

6.                 GOODWILL AND OTHER INTANGIBLE ASSETS

During 2004, in accordance with the requirements of SFAS 142, “Goodwill and Other Intangible Assets”, the Company performed its annual impairment test of goodwill at its Choice subsidiary and determined that such goodwill was impaired as of December 31, 2004 as the carrying value of the goodwill exceeded its fair value as of that date. Accordingly, the Company adjusted the carrying value of its goodwill and recorded a $1.6 million impairment charge at its Choice subsidiary.

During 2005, the Company acquired 95% of Commnet for $59.3 million. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to certain identified intangible assets, by management with the assistance of a third-party valuation firm. Included in the identified intangible assets were licenses that were determined to have an estimated fair value of $11.2 million. Also in connection with the acquisition of Commnet, the Company recorded goodwill of $29.0 million which represents the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                 LONG-TERM DEBT

As of December 31, 2004 and 2005, long-term debt consists of the following (in thousands):

	2004	2005
Note payable to CoBank, ACB by ATN under a $50 million term loan	$—	$50,000
Line of Credit, payable to CoBank under a $20 million revolving credit facility	—	4,000
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	1,925	1,750
Note payable to Banco Popular de Puerto Rico under a $15.3 million line of credit	10,000	—
Notes payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $3.2 million equipment financing agreement	488	—
	12,413	55,750
Less current portion	687	165
Total long term debt	$11,726	$55,585

On September 15, 2005, ATN, as borrower, entered into a Credit Agreement with CoBank, ACB (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”) and is collateralized by, among other things, a pledge of all of the GT&T stock owned by ATN. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

ATN used the proceeds from the $50 million Term Loan, drew $7.0 million from the Revolver Facility and used $12.1 million of its existing cash on hand in order to acquire 95% of the outstanding equity of Commnet (totaling approximately $59.3 million, including transaction fees) and to repay $10.0 million, of outstanding debt under ATN’s previous credit facility with Banco Popular (the “Banco Credit Facility”).

During December 2005, the Company repaid $3.0 million of the amounts drawn from the Revolver Facility. As of December 31, 2005 the remaining $4.0 million drawn under the Revolver Facility bears interest at a rate of 5.42%.

The CoBank Credit Agreements contain certain affirmative and negative covenants on behalf of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of December 31, 2005, the Company was in compliance with the covenants of the Cobank Credit Facilities.

In October 2003, the Company entered into the Banco Credit Facility which provided a $15.3 million credit facility. The interest rate on the facility was LIBOR plus 2.25% and was collateralized by, among

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

other things, a pledge of all the GT&T stock owned by ATN, ATN’s right to management fees from its subsidiaries and affiliates and the assets of Choice. The Banco Credit Facility was repaid in full during September 2005 with the proceeds from the CoBank Credit Facility.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of December 2005, the interest rate was 7.81% and the weighted average interest rate for 2005 was 6.93%.

In August 2001, ATN entered into a $3.2 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which was collateralized by property of ATN and its subsidiaries. The loan required monthly principal and interest payments, and was repaid in full during 2005.

Future maturities of long-term debt at December 31, 2005 are as follows (in thousands):

For the year ended December 31,	Amount of Maturity
2006	$165
2007	179
2008	1,406
2009	—
2010	54,000
Thereafter	—
$55,750

8.                 EQUITY

On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which will be effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares will be distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, subject to stockholder approval. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

Common Stock

The Company has paid quarterly dividends on its common stock since January 1999. The following table sets forth the quarterly dividends per share declared by the Company over the past three fiscal years ended December 31, 2005:

	1st	2nd	3rd	4th
2003	$0.09	$0.09	$0.10	$0.10
2004	0.10	0.10	0.11	0.11
2005	0.11	0.11	0.12	0.12

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

In 2003, the Company reissued 166,667 shares of its common stock upon exercise of a stock option by a former employee, and then immediately repurchased them at a net cost of approximately $315,000, which was recorded as compensation expense in 2003. The Company reissued 31,250 shares from treasury pursuant to the exercise of employee stock options and an additional 4,542 shares to directors under the board of directors’ remuneration plan.

In 2004, the Company repurchased 25,000 shares of its common stock at an aggregate cost of approximately $331,000 or an average price of $13.22 per share. The Company reissued 34,735 shares from treasury to directors under the board of directors’ remuneration plan.

In 2005, the Company repurchased 50,000 shares of its common stock at an aggregate cost of approximately $586,000 or an average price of $11.72. The Company reissued 6,842 shares from treasury to directors under the board of directors’ remuneration plan and 12,500 shares in connection with a private sale for $160,000 or $12.80 per share, the fair value of the shares at the date of the transaction. Also in 2005, the Company repurchased 23,612 shares issued to management under the Company’s 2005 Restricted Stock Plan for approximately $290,000 or $12.28 per share, the fair value of the shares as of the date of the purchase and 64,650 shares from the Chairman of the Company as is more fully described in Note 12.

2005 Restricted Stock Plan

During 2005, the Company’s Board of Directors approved the 2005 Atlantic Tele-Network Restricted Stock and Incentive Plan (the “Restricted Stock Plan”) which provides for the issuance of up to 625,000 shares of the Company’s common stock to eligible employees. During 2005, the Company granted 71,250 shares under the Restricted Plan all of which vest over a three-year period. In connection with these grants, the Company recognized $395,000 of compensation expense which is included in the 2005 consolidated statement of operations.

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

Term of Office	Annual Retainer Paid in Stock Units	Number of Stock Units
2003-2004	$80,000	11,712
2004-2005	$60,000	4,845
2005-2006	$—	—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because of a change in certain tax laws, the Company did not allow directors to elect to receive any portion of their retainer in stock delivered on a deferred basis during their 2005-2006 term of office.

Stock Options

In 1998, the board of directors of the Company adopted the 1998 Stock Option Plan for the Company, reserved 625,000 shares of common stock for options to be granted under the option plan. The options have terms of ten years and vest ratably over a period of four years. There were no outstanding options at December 31, 2004.

The following table summarizes stock option activity under the plan:

	Number of Options	Weighted Avg. Exercise Price
Outstanding at December 31, 2002	421,875	$5.02
Granted	—	—
Forfeited	(223,958)	4.96
Exercised	(197,917)	5.07
Outstanding at December 31, 2003	—	—
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2004	—	—
Granted	277,500	16.80
Forfeited	—	—
Exercised	—	—
Outstanding at December 31, 2005	277,500	$16.80

All of the options outstanding as of December 31, 2005 have an exercise price of $16.80 per share and have weighted average remaining life of 3.92 years. None of the options outstanding as of December 31, 2005 were available to be exercised.

Stock options issued under the Company’s 1998 Stock Option Plan prior to 2003 were accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in net income for the year ended December 31, 2003, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For stock options issued during 2005, the Company applied the fair value recognition provisions of SFAS No. 123 and is expensing the estimated fair value of such grants over the vesting period of four years. The estimated fair value of the options was determined using a Lattice option pricing model, based on the following assumptions:

Risk free interest rate	4.2% to 4.7%
Expected dividend yield	2.56% to 3.31%
Expected life (years)	7.0 to 8.6 years
Expected volatility	23% to 30%

During 2005, the Company recognized $24,000 of non-cash equity based stock compensation expense relating to the 2005 grants.

9.                 INCOME TAXES

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2003, 2004, and 2005 (in thousands):

	2003	2004	2005
Tax computed at statutory U.S. federal income tax rates	$11,108	$12,431	$12,486
Guyanese income taxes in excess of statutory U.S. tax rates	3,211	3,321	6,551
Guyanese tax reserve	—	3,657	2,374
Other, net	1,690	77	(610)
Income tax expense	$16,009	$19,486	$20,801

The components of income tax expense for the years ended December 31, 2003, 2004, and 2005 are as follows (in thousands):

	2003	2004	2005
Current:
United States—Federal	$43	$1,015	$(298)
United States—State	—	—	93
Foreign	11,301	19,510	19,922
Deferred	4,665	(1,039)	1,084
	$16,009	$19,486	$20,801

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2004 and 2005 (in thousands):

	2004	2005
Deferred tax assets:
Receivables reserve	$493	$418
Temporary differences not currently deductible for tax	110	146
Capital loss carryforward	1,750	1,750
Valuation allowance on capital loss carryforward	(1,750)	(1,750)
Foreign tax credit carryforwards	5,721	11,102
Valuation allowance on foreign tax credit carryforwards	(472)	(5,852)
Alternative minimum tax credit carryforwards	1,282	618
Net operating losses—state	—	139
	$7,134	$6,571
Deferred tax liabilities:
Differences between book and tax basis of fixed and intangible assets	12,276	13,040
Net deferred tax liabilities	$5,142	$6,469

The change in the total valuation allowance for the year ended December 31, 2005 was an increase of $5,380, primarily due to the uncertainty regarding the realization of certain foreign tax credits. The Company has approximately $11,102 of foreign tax credit carryforwards, which expire from 2011 through 2015. The $618 of Alternative Minimum Tax credit carryforward has no expiration date.

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

The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2003. 2004, and 2005:

	2003	2004	2005
Discount rate	6.25%	6.75%	6.75%
Annual salary increase	5.0%	5.0%	5.0%
Expected long term return on plan assets	8.0%	8.0%	8.0%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

long-term returns. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2004 and 2005 (in thousands):

	2004	2005
Projected benefit obligations:
Balance at beginning of year:	$5,520	$6,598
Foreign exchange fluctuations	(269)	—
Service cost	434	417
Interest cost	402	441
Benefits paid	(118)	(481)
Actuarial loss	629	(12)
Balance at end of year	$6,598	$6,963
Plan assets:
Balance at beginning of year:	$4,335	$6,158
Foreign exchange fluctuations	(211)	—
Actual return on plan assets	691	755
Company contributions	1,461	913
Benefits paid	(118)	(481)
Balance at end of year	$6,158	$7,345

The plan’s weighted-average asset allocations at December 31, 2004 and 2005, by asset category are as follows:

	2004	2005
Equity Securities	20.9%	20.2%
Debt Securities	40.5	53.9
Other	38.6	25.9
Total	100.0%	100.0%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The prepaid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2004 and 2005 (in thousands):

	2004	2005
Funded status	$(440)	$382
Unrecognized prior service cost	79	2,559
Unrecognized net actuarial loss	2,933	68
Prepaid asset recognized in the accompanying consolidated balance sheets	$2,572	$3,009

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2003, 2004, and 2005 (in thousands):

	2003	2004	2005
Service cost	$363	$434	$417
Interest cost	326	402	441
Expected return on plan assets	(340)	(399)	(526)
Recognized net actuarial loss	113	186	132
Amortization of prior service costs	13	11	11
Net periodic pension cost	$475	$634	$475

The Company’s GT&T subsidiary expects to contribute approximately $1.0 million to its pension plan in 2006.

The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten (10) years as indicated below:

Fiscal Year	Pension Benefits
2006	$156
2007	200
2008	229
2009	268
2010	307
2011-2014	2,171
$3,331

11.          COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory

The Company’s Guyana subsidiary, GT&T, is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991 and because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

GT&T launched its 900 MHz Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government of Guyana, GT&T’s right to use certain assigned frequencies. In March 2006, the National Frequency Management Unit (“NFMU”) reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to us and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. Analysis undertaken by GT&T, in consultation with its GSM equipment vendors and other outside experts, indicates that GT&T may be required to incur substantial expense, in the form of new cell sites and equipment, as a result of being limited to 25% of the GSM 900 MHz band, and the quality of GSM service could suffer from higher congestion levels, particularly in the higher-volume metropolitan areas or during events that create higher than ordinary traffic volume. In an effort to alleviate these consequences, GT&T proposed to the Government that it be allocated 33% of the GSM 900 MHz spectrum, but that proposal has been rejected. However, the Government has proposed allocating a portion of 1800 Mhz frequency band for GT&T’s use. GT&T remains in discussion with the Government on this issue.

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

In August, 2005, CSG applied to the PUC for a significant reduction in its cellular mobile rates for both postpaid and prepaid plans. GT&T objected to CSG’s application on the grounds that the PUC failed to adhere to its own rules regarding rate making procedures and that CSG proposed predatory (below cost) rates. The PUC conducted hearings on the CSG application beginning in September 2005, and recently the PUC ruled, in response to a request by GT&T, that GT&T should be permitted to review documentation submitted by CSG to the PUC in support of its application. Although the PUC did not sustain GT&T’s substantive objection based on predatory pricing concerns, the PUC did not approve the CSG application based on the PUC’s determination that CSG did not submit adequate information in support of the application. If CSG successfully supports its application for a reduction in rates, it will be able to price its service substantially below GT&T’s current rates. Although GT&T may be permitted to match CSG’s rates, if CSG reductions of rates may have a material adverse effect on GT&T’s financial condition or results of operations.

GT&T has identified various efforts to bypass its international gateway and avoid paying lawful termination fees to GT&T. GT&T has taken action against local companies and individuals who are engaging in these efforts. In addition, GT&T has sent letters to various foreign providers seeking cessation of their involvement with these services, and, in one case, GT&T filed an informal complaint with the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Communications Commission in the United States. GT&T will continue to monitor these activities and take appropriate action to protect its contractual and license rights in Guyana.

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

In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice has objected to the new rules and requested an opportunity to opt-out of the new band plan. The new rules are subject to clarification and reconsideration before they become effective, and may have a material adverse effect on Choice operations if they remain unaltered and are applied to Choice.

In September 2005, the FCC released an order reallocating spectrum currently used by Choice for its broadband data service and potentially reducing the amount of spectrum available to Choice. Choice will be required to relocate certain operations to different frequencies; however, the FCC proposed that any such transition may take up to five years with the costs borne by the party precipitating the move. Choice is actively participating in the rule making process at the FCC to make its position known and mitigate any impact on operations. Choice believes it has mitigated or eliminated the possibility of a net reduction of its spectrum resulting from this FCC action by obtaining an additional 24 MHz of spectrum from the FCC in 2005.

Litigation

The Company and its subsidiaries are subject to lawsuits and claims that arise in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the Government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases in compensation for the devaluation of currency in 1991 provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than four years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

GT&T is contesting income tax assessments of approximately US $7.3 million that it has received from the commissioner of Inland Revenue for the years 1991–1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997–2000 in the aggregate amount of approximately $6.5 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court’s decision.

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

In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. Shortly thereafter, negotiations with the Government broke down. The Government and the Company recently discussed resuming negotiations, however, further negotiations have not been held.

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

In November 2004, the Company and ECI agreed to dismiss the Territorial Court action, including any indemnification claims that either ECI or ICC may have against ATN arising out of the Pension Action. ATN transferred to ECI stock in Eastern Caribbean Cellular (“ECC,” a St. Martin cellular company) amounting to 1.9% of ECC’s equity, which was valued on the Company’s books at $150,000. The Company recorded the transfer as a general and administrative expense. The Pension Action remained pending. In March 2005, a decision in the Pension Action found in favor of ICC and concluded that the pension liability rests with the Company. The Chairman appealed that decision but has previously notified the Board of Directors of the Company that he did not intend to seek compensation from ATN if he did not prevail in the Pension Action.

In 2001, the Company and Choice were sued by Tower Top Investments (“Tower Top”), the owner of some of the towers on which Choice is licensed to place its transmission equipment, for rent associated with a digital television headend Choice constructed in 2001 at its site on Tower Top property. The License Agreement between Tower Top and Choice permitted Choice to construct a headend facility, and Tower Top to increase the license fee, but was silent on the monthly fee amount. Choice maintained that $2,500 per month would be appropriate and Tower Top asserted that $15,000 per month was the proper amount. The case was tried in 2003. In December 2005, the court concluded that a reasonable fee would be $4,000 per month payable in arrears to 2001 with credit for the amounts already paid by Choice. Choice received a demand for payment from Tower Top in the amount of approximately $125,000 for rent in arrears. Choice petitioned the court to reconsider or clarify its decision asserting that $4,000 per month was not supported by the record evidence or the court’s analysis and has asserted that payment is not due until the court reviews Choice’s petition.

Lease Commitments and Other Obligations

The Company leases approximately 52,000 square feet of office space and certain tower sites under non-cancelable operating leases. The Company’s obligation for payments under these leases is as follows at December 31, 2005 (in thousands):

2006	$2,991
2007	2,508
2008	1,941
2009	1,454
2010	778
Thereafter	2,151
Total Obligations Under Operating Leases	$11,823

12.          RELATED-PARTY TRANSACTIONS

In March 2000, Wireless World (now operating as Choice Communications) acquired the assets and business of Antilles Wireless for consideration of 606,060 shares of ATN common stock and $1.5 million in cash. The Chairman of the Company owned the entire equity interest in Antilles Wireless. In accordance with certain provisions of the purchase agreement, the Chairman of the Board was required, effective December 31, 2004, to return approximately $858,000, including accrued interest to ATN, as the financial performance of AWC fell below expected levels specified in the agreement. Payment was made in March 2005 in the form of shares, (64,650) of the Company’s common stock. The Company recorded the repayment as an equity contribution as of December 31, 2004. (See Note 8 for additional information.)

During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company’s investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company’s directors after disclosure of the above facts, which were not a factor in the board’s decision to make the investment. In July 2001, the Chairman made an unsecured loan of $500,000 to LighTrade, and the Company made secured loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to secure a $5,000,000 equity investment by an unaffiliated investor. In December 2004, the Company deemed the loans to be uncollectible and wrote them off. (See Note 4 for additional information.)

13.          INDUSTRY SEGMENTS

The Company manages and evaluates its operations in seven segments of which three are considered material for separate disclosure under SFAS 131, “Disclosures About Segments of and Enterprise Related Information.” Those three segments are: i) Integrated Telephony, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”), and iii) Rural Cellular, which, as a result of the acquisition of Commnet, generates all of its revenues in the

United States and has all of its assets located in the United States (“Commnet”). The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in Note 2.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2003
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$78,865	$4,375	$—	$6,074	$(6,026)	$83,288
Depreciation and amortization	10,453	1,344	—	690	—	12,487
Operating income	36,389	(3,515)	—	(2,938)	(948)	28,988
Interest income(expense)	265	(888)	—	710	—	87
Income taxes	16,361	(1,786)	—	1,434	—	16,009
Net income	16,832	(4,466)	—	(122)	—	12,244

For the Year Ended December 31, 2004
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$83,958	$5,045	$—	$6,736	$(6,574)	$89,165
Depreciation and amortization	11,854	2,076	—	800	—	14,730
Operating income	41,847	(4,794)	—	(1,375)	(1,202)	34,476
Interest income(expense)	370	(1,198)	—	1,132	—	304
Income taxes	20,815	(3,079)	—	1,750	—	19,486
Net income	18,476	(7,698)	—	1,339	—	12,117

For the Year Ended December 31, 2005
	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Eliminations	Consolidated
Revenues	$87,236	$5,505	$9,332	$6,940	$(6,732)	$102,281
Depreciation and amortization	12,948	2,372	1,114	676	—	17,110
Operating income	41,691	(5,051)	2,880	(1,377)	(1,151)	36,992
Interest income(expense)	553	(1,896)	30	625	—	(688)
Income taxes	20,208	(2,758)	1,137	2,214	—	20,801
Net income	18,086	(6,896)	2,701	(293)	—	13,598

	Assets
As of December 31,	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Consolidated
2004	$133,070	$13,039	$—	$30,265	$176,374
2005	127,305	13,091	70,254	23,181	233,831

Total assets for the Rural Cellular segment includes $29.0 million of goodwill as of December 31, 2005.

	Capital Expenditures
Year Ending December 31,	Integrated Telephony	Wireless Television and Data	Rural Cellular	Non-Reportable Segments	Consolidated
2004	$20,104	$3,074	$—	$2,139	$25,317
2005	20,699	2,320	2,329	663	26,011

14.          BRIDGE INTERNATIONAL COMMUNICATIONS, INC.

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

Pursuant to the Agreement, the Company may be obligated to lend Bridge up to $4.0 million to fund working capital and certain other expenditures and has the right to convert the loan into 100% of the equity of Bridge at any time. The loan has a three-year term and bears interest at 350 basis points over LIBOR (5.34% at December 31, 2004). Additionally, ATN had an obligation to issue up to 75,000 non-qualified stock options to the Bridge principals if Bridge attains certain EBITDA targets.

As part of the Agreement, ATN purchased a VoIP/TDM switch in July 2004, and leased the switch to Bridge under a 3-year operating lease beginning in October 2004. The revenue and related expenses associated with the switch, primarily depreciation, are recorded under Other Operations.

As of December 31, 2005, the Company had provided Bridge with $2.3 million of financing including $1.8 million of cash advances under the agreement as well as $500,000 of support for the funding of receivables and operating expenses. During the fourth quarter of 2005, the Company established a reserve of $2.1 million against the amounts due from Bridge as Bridge has had difficulty closing contracts for its primary business line of managed network services.

15.          SUBSEQUENT EVENTS

Acquisition of SoVerNet, Inc.

On February 10, 2006, the Company completed the acquisition of SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of SoVerNet, Inc. for approximately $12.7 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of common stock amounting to 4% of SoVerNet’s outstanding capital stock to SoVerNet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 7).

Additional Acquisitions

Effective January 1, 2006 the Company’s Commnet Wireless subsidiary completed two acquisitions of wireless roaming operations located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a cellular license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on ATN’s revolving credit facility.

16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2004 and 2005 (in thousands):

	2004 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$20,670	$21,828	$23,514	$23,153
Operating expenses	13,580	13,227	13,679	14,203
Income from operations	7,090	8,601	9,835	8,950
Other income (expense), net	1,256	393	(263)	(2,914)
Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	8,346	8,994	9,572	6,036
Income taxes	4,805	5,355	5,706	3,620
Income before minority interests and equity in earnings of unconsolidated affiliate	3,541	3,639	3,866	2,416
Minority interests, net of tax	(893)	(939)	(1,065)	(1,017)
Equity in earnings of unconsolidated affiliate, net of tax	497	689	829	554
Net income	$3,145	$3,389	$3,630	$1,953
Earnings per share (basic)	$0.25	$0.27	$0.29	$0.16
Earnings per share (diluted)	$0.25	$0.27	$0.29	$0.16

	2005 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$22,603	$23,296	$25,000	$31,382
Operating expenses	14,750	15,313	15,123	20,103
Income from operations	7,853	7,983	9,877	11,279
Other income (expense), net	520	422	380	(2,640	)(1)
Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	8,373	8,405	10,257	8,639
Income taxes	5,016	5,025	5,601	5,159
Income before minority interests and equity in earnings of unconsolidated affiliate	3,357	3,380	4,656	3,480
Minority interests, net of tax	(901)	(945)	(1,118)	(1,354)
Equity in earnings of unconsolidated affiliate, net of tax	590	796	894	763
Net income	$3,046	$3,231	$4,432	$2,889
Earnings per share (basic)	$0.24	$0.26	$0.36	$0.23
Earnings per share (diluted)	$0.24	$0.26	$0.36	$0.23

(1)          Includes a reserve of $2.1 million against the amounts due from Bridge.

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Amounts In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Charge Offs		Balance at End of Period
YEAR ENDED, December 31, 2003
Description:
Allowance for doubtful accounts	$7,937	$2,642	$7,411	(a)	$3,168
YEAR ENDED, December 31, 2004
Description:
Allowance for doubtful accounts	$3,168	$1,019	$3,143	(b)	$1,044
YEAR ENDED, December 31, 2005
Description:
Allowance for doubtful accounts	$1,044	$661	$690		$1,015

(a)           Net charge-offs in 2003 consist primarily of amounts written-off due to the bankruptcy of a large international carrier. The Company is engaged in a lawsuit with the international carrier to collect on this account but recovery is unlikely. The write-off did not impact reported earnings in 2003 as the Company had established an allowance in prior years and applied the specific reserve to the carrier’s account.

(b)          Net charge-offs in 2004 include the reversal of approximately $1.7 million in reserves to recognize revenue as the Company collected several significantly past due accounts for which it had previously provided reserves. Charge-offs also include $0.94 million to write-off significantly aged accounts at Call Home Telecom. The majority of these amounts had been reserved for during 2003.

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2005

2

Merger Agreement by and among Atlantic Tele-Network, Inc., CW Acquisition, LLC, Commnet Wireless, LLC and the other parties named therein, dated as of July 26, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 29, 2005).

3.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2001).
3.2	By-Laws of the Company, as amended and restated on March 7, 2006.
10.1	1998 Stock Option Plan (incorporated by reference to Exhibit 10(l) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 29, 2000).
10.2	Amendments to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed March 29, 2000).
10.3	Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 filed June 6, 2001).
10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed June 6, 2001).
10.5	2005 Restricted Stock and Incentive Plan. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed May 24, 2005).
10.6	Summary Sheet Regarding Named Executive Officer Compensation.
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed March 30, 2004).
21	Subsidiaries of the Company.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1