Form 10-Q
period 2006-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2006-05-15
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-191551

Atlantic Tele-Network, Inc.

(exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Derby Square

Salem, MA 01970

(978) 619-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒

As of April 30, 2006, the registrant had outstanding 12,468,291 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

INDEX TO FORM 10-Q

March 31, 2006

Special Note Regarding Forward-Looking Statements

This Report contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet and SoVerNet; demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) a significant portion of our U.S. wireless revenue is derived from a small number of customers;  (7) our failure to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign political operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) loss of any key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; (16) our economic interest in our Bermuda affiliate may be reduced in 2008; and (17) our inability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of ATN’s Annual Report on Form 10-K for the year ended December 31, 2005, which is on file with the SEC.  ATN undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report on Form 10-Q, the words “we,” “our,” “ours” and “us” refer to Atlantic Tele-Network, Inc. and its subsidiaries. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report also contains other trademarks, service marks and trade names that are the property of others.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

Information regarding shares of our Common Stock set forth in this Report has been retroactively adjusted to reflect our 5-for-2 stock split on March 31, 2006.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2005	March 31, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,493	$26,542
Accounts receivable, net of allowances	15,613	16,721
Materials and supplies	4,744	5,602
Prepayments and other current assets	1,822	1,438
Total current assets	48,672	50,303
FIXED ASSETS:
Property, plant, and equipment	204,297	212,317
Less accumulated depreciation	(78,588)	(83,604)
Net fixed assets	125,709	128,713
INTANGIBLE ASSETS:
Customer relationships, net	—	4,815
Licenses	11,246	13,782
Goodwill	29,031	42,136
LONG-TERM MARKETABLE SECURITIES	1,991	—
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	13,045	10,954
OTHER ASSETS	4,137	4,526
Total assets	$233,831	$255,229
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$165	$169
Accounts payable and accrued liabilities	16,930	17,715
Dividends payable	1,522	—
Accrued taxes	9,411	11,430
Advance payments and deposits	3,114	3,323
Other current liabilities	2,985	3,898
Total current liabilities	34,127	36,535
DEFERRED INCOME TAXES	6,469	8,650
LONG-TERM DEBT, excluding current portion	55,585	69,542
Total liabilities	96,181	114,727
MINORITY INTERESTS	21,940	22,579
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 12,949,810 and 12,957,310 shares issued, respectively and 12,463,748 and 12,468,291 shares outstanding on December 31, 2005 and March 31, 2006, respectively.	129	130
Treasury stock, at cost	(3,532)	(3,501)
Additional paid-in capital	58,695	58,782
Deferred compensation	(1,626)	(2,124)
Retained earnings	62,044	64,636
Total stockholders’ equity	115,710	117,923
Total liabilities and stockholders’ equity	$233,831	$255,229

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2006
REVENUE:
Wireless	$3,786	$13,312
Local telephone and data	6,776	9,191
International long distance	11,365	11,171
Other	762	847
Total revenues	22,689	34,521
OPERATING EXPENSES:
Termination and access fees	1,370	4,751
Internet and programming	654	1,268
Engineering and operations	3,487	4,360
Sales and marketing	1,530	1,930
General and administrative	3,525	4,844
Depreciation and amortization	4,184	5,795
Total operating expenses	14,750	22,948
Income from operations	7,939	11,573
OTHER INCOME (EXPENSE):
Interest expense	(135)	(867)
Interest income	270	203
Other, net	299	276
Other income (expense), net	434	(388)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNING OF UNCONSOLIDATED AFFILIATES	8,373	11,185
Income taxes	5,016	6,465
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,357	4,720
Minority interests, net of tax of $1.0 million, for 2005 and 2006	(901)	(1,097)
Equity in earnings of unconsolidated affiliates	590	466
NET INCOME	$3,046	$4,089
NET INCOME PER SHARE:
Basic	$0.24	$0.33
Diluted	$0.24	$0.33
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,535	12,486
Diluted	12,535	12,544
DIVIDENDS APPLICABLE TO COMMON STOCK	$0.11	$0.12

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006

(Unaudited)

(Dollars in thousands)

	For the Three Months Ended March 31,
	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,046	$4,089
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,184	5,795
Equity-based compensation	—	128
Deferred income taxes	330	265
Minority interests	901	1,097
Equity in earnings of unconsolidated affiliates	(590)	(466)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(1,405)	543
Amounts due from unconsolidated affiliates	238	(73)
Materials and supplies, prepayments, and other current assets	243	(306)
Other assets	(843)	(373)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,152)	(168)
Accrued taxes	1,979	1,951
Net cash provided by operating activities	4,931	12,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,503)	(5,086)
Cash paid for acquisitions, net of cash acquired of $1,687	—	(19,729)
Dividends received from Bermuda Digital Communications, Ltd	415	415
Purchase of long term marketable securities	(1,000)	—
Proceeds from sales of marketable securities	8,081	1,991
Net cash provided by (used in) investing activities	4,993	(22,409)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	14,000
Repayment of long-term debt	(280)	(39)
Investments made by minority shareholders in consolidated subsidiaries	—	370
Distributions to minority shareholders	—	(1,336)
Dividends paid on common stock	(1,376)	(3,019)
Net cash (used in) provided by financing activities	(1,656)	9,976
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,268	49
CASH AND CASH EQUIVALENTS, beginning of the period	39,900	26,493
CASH AND CASH EQUIVALENTS, end of the period	48,168	$26,542

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Carribbean and North America through the following operating subsidiaries and affiliates:

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 96% and 63% of the Company’s consolidated revenues for the three months ended March 31, 2005 and 2006, respectively.  The reduction in this percentage is due to the acquisitions noted below

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless service providers with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•                  SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. ATN acquired all of the outstanding common stock of SoVerNet, Inc. on February 10, 2006 for approximately $13.2 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5), and, at closing of the transaction, issued shares of common stock amounting to 4% of SoVerNet’s outstanding capital stock to SoVerNet’s new chief executive, subject to vesting requirements and other restriction.

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

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates and typically receives a management fee equal to approximately 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in “Other Income” in the accompanying statements of operations.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Except for its investment in Commnet of Florida, LLC, which is consolidated in accordance with the provisions of FIN No. 46, the Company uses the equity method of accounting for its investments in affiliated entities in which the Company has at least 20% ownership but does not have management control. The Company accounts for investments of less than 20% for which the Company does not have the ability to exert significant influence over the operations using the cost method of accounting.

As a result of its acquisitions of Commnet and SoVerNet, the Company has changed the way it presents its statements of operations data. In prior periods, the GT&T subsidiary represented a substantial majority of the Company’s revenue, expense and profit, and the statement of operations followed the traditional regulated telecommunications business presentation. Now that the Company has added substantial non-regulated businesses in Commnet and Sovernet and experienced significant growth in its non-exclusive wireless business in Guyana, management believes it important to report the revenue and expenses together for all of the Company’s consolidated subsidiaries. The Company has reclassified the components of its consolidated revenues into categories that are more representative of its operations. The Company has also grouped depreciation and amortization for all consolidated businesses into one line item on the Statements of Operations. Prior periods have been reclassified to conform to the current period presentation. The reclassification of prior period results had no effect on reported net income or earnings per share.

On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which was effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, subject to stockholder approval. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

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

4. ACQUISITIONS

a)                                    SoVerNet, Inc.

On February 10, 2006, the Company completed the acquisition of SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of SoVerNet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses of $0.5 million. At closing of the transaction, the Company issued shares of common stock amounting to 4% of SoVerNet’s outstanding capital stock to SoVerNet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5).

The acquisition of SoVerNet was accounted for using the purchase method and SoVerNet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to SoVerNet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $9.7 million has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of SoVerNet as a retail provider of Internet and telephone services as well as a network operator, SoVerNet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible for tax purposes.

b)                                    Commnet Wireless, LLC

                                                On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LCC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.3 million, which consisted of $58.7 million in cash and legal, financial and other costs of $0.6 million. The acquisition was financed through a new credit facility as discussed in Note 5. The acquisition of Commnet allows the Company to expand its emphasis on its wireless operations in smaller, niche markets with a manageable competitive environment.

In connection with the Commnet merger agreement, the Company placed $7.4 million of the purchase price in escrow. Of this amount, $2.0 million was released to the sellers in November 2005 after Commnet met certain working capital requirements. The remaining $5.4 million will be released to the Sellers in September 2006 assuming no indemnification claims are presented by ATN. The escrowed cash is not included on the Company’s balance sheets and has been included in the purchase price; any adjustment to the escrowed amount will result in an adjustment to the goodwill recorded in the transaction.

The acquisition of Commnet was accounted for using the purchase method and Commnet’s results of operations since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. For tax purposes, the Company elected to step up the basis of Commnet’s assets to fair market value, and therefore, the goodwill and licenses will be deductible for tax purposes.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Total purchase consideration:
Cash paid	$58,671
Transaction costs paid	584
Total purchase consideration	$59,255

Allocation of the purchase consideration:
Current assets, including cash of $1.9 million	$7,695
Fixed assets	16,716
Licenses	11,246
Investments in unconsolidated affiliates	2,615
Other investments	136
Goodwill	29,031
Total assets acquired	67,439
Accounts payable and accrued expenses	(5,135)
Commitment to purchase additional interest in Commnet of Florida, LLC	(1,500)
Minority interests	(1,549)
Fair value of liabilities assumed	(8,184)
$59,255

Investments in unconsolidated entities of $2.6 million primarily represents Commnet’s 35.0% ownership of MoCelCo, LLC (“MoCelCo”) which has historically been accounted for using the equity method of accounting. In January 2006, Commnet acquired the remaining 65.0% interest in MoCelCo for $6.2 million (see Note 4(c) for additional information).

In July 2006, Commnet is required to purchase an additional 12.375% interest in Commnet of Florida, LLC, an affiliate in which Commnet currently owns 36.63%, for $1.5 million. Commnet of Florida is consolidated for financial reporting purposes, under the provisions of FIN No.46

Minority interests represent minority members’ interests in Commnet’s majority owned subsidiaries as well as a minority member’s 5% interest in Commnet. Assuming a put and call agreement entered into in connection with the Commnet merger agreement is exercised, the Company will be obligated to aquire the remaining 5% ownership interest in Commnet from the minority member between April 15, 2007 and October 15, 2007. The purchase price is contractually set at a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. No value was ascribed to the put/call agreement at the time of purchase as the exercise price is expected to reflect fair value at the exercise date. Based on Commnet’s results, the purchase price of the remaining 5%, as of March 31, 2006, would approximate $4.7 million.

As part of the acquisition of Commnet the Company also acquired certain carrier contracts which have remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have been subject to renewal. Based upon a discounted cash flow valuation through the current expiration dates of these contracts, the Company has determined that the fair value of these contracts is insignificant and has therefore not allocated any of the purchase price to them.

The following table reflects unaudited pro forma results of operations of the Company for the three months ended March 31, 2005 assuming that the Commnet acquisition had occurred on January 1, 2005 (in thousands, except per share data):

	As reported	As adjusted
Revenue	$22,689	$27,799
Net income	3,046	3,262

The above table does not include the pro forma effects on revenue or net income for any other acquisition other than Commnet as only Commnet has been determined to be a ‘significant’ acquisition for financial reporting purposes.

c)                                      Additional acquisitions

Effective January 1, 2006, Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4 (b)) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a wireless license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on ATN’s revolving credit facility (see Note 5).

These acquisitions were accounted for using the purchase method and their results of operations since January 1, 2006, the effective date of the acquisitions, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $2.5 million attributable to certain telecommunications licenses. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $5.0 million has been recorded as goodwill. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.  For tax purposes, the Company elected to step up the basis of these two acquisitions’ assets to fair market value, and therefore, the goodwill and licences will be deductible for tax purposes.

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2005	March 31, 2006
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank under a $20 million revolving credit facility	4,000	18,000
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	1,750	1,711
	55,750	69,711
Less: Current portion	165	169

Total long term debt	$55,585	$69,542

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

As of March 31, 2006 the amounts drawn under the Revolver Facility bear interest at a weighted average rate of 5.83%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of March 31, 2006 the Company was in compliance with the covenants of the CoBank Credit Facilities.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of March 31, 2006, the interest rate was 8.35%.

6. NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. There were no potentially dilutive securities for the three months ended March 31, 2005. For the three months ended March 31, 2006, unvested shares of restricted stock as well as outstanding stock options, which were included in the calculation of diluted net income per share using the treasury stock method, were the only potentially outstanding dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
Basic weighted average common shares outstanding	12,535	12,486
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	—	52
Stock options	—	6
Diluted weighted average common shares outstanding	12,535	12,544

7. SEGMENT REPORTING

The Company manages and evaluates its operations in seven segments of which three are considered material for separate disclosure under SFAS 131, “Disclosures About Segments of and Enterprise Related Information.” Those three segments are: i) Integrated Telephony, which generates its revenues and has its assets located in Guyana and in the United States, ii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands, and iii) Rural Wireless, which, as a result of the acquisition of Commnet, generates all of its revenues in the United States and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the Company’s 2005 Annual Report on Form 10K, as filed with the SEC.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2005
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$21,265	—	$1,291	$—	$1,787	$(1,654)	$22,689
Depreciation and amortization	3,370	—	577	—	237	—	4,184
Operating income (loss)	9,633	—	(1,338)	—	(65)	(291)	7,939
Interest expense	—	—	(380)	—	(136)	380	(136)
Interest income	163	—	—	—	487	(380)	270
Income taxes	4,758	—	(688)	—	946	—	5,016
Net income (loss)	4,147	—	(1,719)	—	2,729	(2,111)	3,046

	For the Three Months Ended March 31, 2006
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	21,830	2,130	$1,560	$9,001	$1,654	$(1,654)	$34,521
Depreciation and amortization	3406	292	592	1,351	154	—	5,795
Operating income (loss)	9,785	491	(915)	2,689	(229)	(248)	11,573
Interest expense	—	—	(696)	(103)	(866)	798	(867)
Interest income	146	—	—	27	—	(798)	203
Income taxes	4,744	275	(644)	1,046	1,044	—	6,465
Net income (loss)	4,262	207	(1,610)	1,429	4,089	(4,288)	4,089

	Assets
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
As of	International	Domestic	and Data	Wireless	Corporate	Consolidated
March 31, 2006	126,869	17,410	$12,929	$78,989	$19,032	$255,229
December 31, 2005	127,305	—	13,091	70,254	23,181	233,831

Total assets for the Integrated Telephony and Rural Wireless segments include $8.5 million and $34.1 million of goodwill, respectively.

	Capital Expenditures
Three Months Ended March 31,	Integrated Telephony	Wireless Television and Data	Rural Wireless	Non-Reportable Segments and Corporate	Consolidated
2006	$3,306	$115	$1,665	$—	$5,086
2005	2,450	51	—	2	2,503

8. STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted, on a modified prospective basis, the provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors including employee stock options and restricted stock units related to the Company’s 1998 Stock Option Plan and the 2005 Restricted Stock Plan. Accordingly, stock-based compensation costs are measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. Additionally, the Company applied the provisions of the SEC’s Staff Accounting Bulletin No. 107 on share-based payment to its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the quarter ended March 31, 2006 includes stock options, restricted stock units and deferred stock units granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock units granted subsequent to December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Since the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees’ requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company’s statements of operations for the quarters ended March 31, 2005 and 2006.

Deferred compensation of $1,626 and $1,616 related to awards granted has been included in the equity section of the accompanying balance sheets as of December 31, 2005 and March 31, 2006, respectively. SFAS No. 123(R) also changes the reporting of tax-related amounts within the statement of cash flows. The gross amount of windfall tax benefits resulting from stock-based compensation will be reported as cash flows from financing activities.

General and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2006 includes $128,000 of stock-based compensation expense. Since there were no outstanding stock options or restricted stock units outstanding during the three months ended March 31, 2005, no stock-based compensation expense is recognized in the accompanying statement of operations for that period.

During the three months ended March 31, 2006, the Company issued 7,500 shares of restricted stock with a fair value of $118,500 which will be amortized over the vesting period of four years. There were no stock option awards granted during the three months ended March 31, 2006.

For stock options issued during 2005, the Company applied the fair value recognition provisions of SFAS No. 123 and is expensing the estimated fair value of such grants over the vesting period of four years. The estimated fair value of the options was determined using a Black Scholes option pricing model, based on the following assumptions:

Risk free interest rate	4.2% to 4.7%
Expected dividend yield	2.56% to 3.31%
Expected life (years)	7.0 to 8.6 years
Expected volatility	23% to 30%

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

GT&T launched its 900 MHz Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government of Guyana, GT&T’s right to use certain assigned frequencies. In March 2006, the National Frequency Management Unit (“NFMU”) reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to GT&T and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. Analysis undertaken by GT&T, in consultation with its GSM equipment vendors and other outside experts, indicated that GT&T might be required to incur substantial expense, in the form of new cell sites and equipment, as a result of being limited to 25% of the GSM 900 MHz band, and the quality of GSM service could suffer from higher congestion levels, particularly in the higher volume metropolitan areas or during events that create higher than ordinary traffic volume. In an effort to alleviate these consequences, GT&T proposed to the Government that it be allocated 33% of the GSM 900 MHz spectrum, but that proposal has been rejected. However, in correspondence dated May 3, 2006, and amended on May 9, 2006, the NFMU assigned a quarter of the 1800 MHz band into the Company totaling approximately 37 MHz. The Company has contacted its GSM equipment suppliers and they have begun assembling equipment in this spectrum band that will be utilized, along with other solutions, to alleviate the congestion currently being experienced by GT&T’s subscribers.

As a result of extensive discussions with the Guyana NFMU, on October 25, 2005, GT&T submitted its final spectrum fee payment to the NFMU for 2005, while the NFMU continues to develop a methodology for calculating GSM spectrum fees for wireless market participants in Guyana. At this time, the Company does not expect the final determination of the amount of the fee payment in 2005 to have a material adverse effect on its financial condition or results of operations. The NFMU has notified GT&T that it expects GT&T to pay additional, unspecified spectrum fees for the 1800 MHz frequencies assigned to GT&T. The Company has contacted the Prime Minister with responsibility for telecommunications to express GT&T’s position that the assignment of the 1800 MHz frequencies merely offsets the decrease in the 900 MHz band and there should be no additional fees being remitted.

For further information concerning pending GT&T regulatory matters, see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies – Regulatory and Litigation Matters” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC.

In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”). These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice objected to the new rules and requested an opportunity to opt-out of the new band plan. In April, 2006, the FCC released orders clarifying the rules and their applicability. Although the FCC did not grant requests for an opt-out provision, it stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. Choice believes it is within the class of providers for which the FCC would favorably consider a waiver request.

In September 2005, the FCC released an order reallocating certain spectrum currently used by Choice for its broadband data service and potentially reducing the amount of spectrum available to Choice. Choice will be required to relocate certain operations to different frequencies; however, the FCC has proposed that any such transition may take up to five years with the costs borne by the party precipitating the move. In April, the FCC released rules for the auction of Choice spectrum that will be reallocated to Advanced Wireless Services (“AWS”). That auction is to take place on June 29, 2006. The FCC also released orders addressing the relocation procedures and compensation for current licensees that may be displaced by new AWS licensees. Choice believes any disruption to its operations will be mitigated by the FCC’s relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities. Furthermore, Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to these rules by obtaining an additional 24 MHz of spectrum from the FCC.

For further information concerning pending Choice regulatory matters, see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies – Regulatory and Litigation Matters” in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC.

Litigation Matters

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in the Company’s 2005 Annual Report on Form 10-K as filed with the SEC for which the Company is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

There have been no additional material developments in litigation in the period covered by these interim Financial Statements. For further information concerning litigation matter, please refer to the Company’s Annual Report on Form 10-K as filed with the SEC, for which the Company is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Additional Investment in Commnet

In July 2006, and in accordance with the Commnet merger agreement, the Company is required to purchase an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company would own 49% of Commnet of Florida.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Some of the statements in the discussion are forward looking statements” which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following operating subsidiaries and affiliates:

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

•                  SoVerNet, Inc. is a facilities-based integrated voice, broadband data communications and dial-up services provider in New England, primarily in Vermont. We acquired a 100% equity interest in SoVerNet in February 2006 and now own 96% of the equity after issuing shares of common stock amounting to 4% of SoVerNet’s capital stock to SoVerNet’s new Chief Executive Officer.

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

As a holding company, Atlantic Tele-Network provides management, technical, financial, regulatory, and marketing services to, and generally receives a management fee equal to approximately 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated investments, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 44% equity interest in BDC at a price equal to fair market value. Also in 2008, our management fee arrangement with BDC becomes terminable by either party on three months notice.

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of March 31, 2006:

Services	Operating Subsidiary/ Affiliate	Markets
Wireless	Commnet GT&T BDC	United States (rural markets) Guyana Bermuda

Local Telephone and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England) U.S. Virgin Islands

International Long Distance	GT&T	Guyana

Other	Choice (digital television)	U.S. Virgin Islands

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 7 to the Consolidated Financial Statements included in this Report.

Historically, we have generated a majority of our revenue and operating income from GT&T. For the three months ended March 31, 2005 and 2006, GT&T generated 96% and 63%, respectively, of our consolidated revenue and a majority of our profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. The PUC also has powers to assess GT&T’s compliance with the terms of GT&T’s exclusive license. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return on capital equal to 15% of GT&T’s capital dedicated to public use.

Historically, the largest component of GT&T’s contribution to our consolidated revenue has been from its international long distance business, which for the three months ended March 31, 2005 and 2006, generated 50% and 32% respectively, of our consolidated revenue and a substantial portion of our income. Most of these revenues and profits were from payments by foreign carriers for handling international long distance calls originating from the foreign carriers’ country and terminating in Guyana. These payments are denominated in U.S. dollars.

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

The principal known risks of this business are regulatory developments challenging or limiting our exclusive wireline license in Guyana, any future orders by the FCC limiting the rates foreign carriers may pay GT&T for international long distance calls terminating in Guyana and forms of “bypass” using Internet calling and other mechanisms to illegally route around our international exchange business. See “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s telecommunications sector. We believe that the introduction of wireline based competition would require the termination of the exclusivity provisions of GT&T’s wireline license, and thus would require appropriate compensation to GT&T and a rebalancing of telephone rates so that those rates reflect the actual cost of providing such services. We also believe that the Government of Guyana is considering shifting from rate of return regulation to incentive rate-cap regulation. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. See “Item 1. Business – Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In the future, we expect the percentage of our revenues and operating income contributed by businesses other than GT&T’s wireline services to increase. We have experienced significant growth in GT&T’s wireless business in recent years. As of March 31, 2006, we had approximately 246,000 wireless subscribers, up 48% from the approximately 166,000 subscribers we had at March 31, 2005. A significant challenge for us is satisfying the strong demand for our wireless service, especially since our deployment of GSM service, while maintaining quality of service. This challenge has been made more difficult by a new spectrum reallocation plan that has reduced our available capacity to serve our customers. We are addressing this matter by seeking additional capacity from the Government of Guyana and adding additional cell sites and equipment to our network. In May 2006, the Government of Guyana granted us additional spectrum in the 1800 MHz band, which should help us reduce congestion in the high traffic areas.  Another significant challenge for GT&T wireless is increased competition from other wireless service providers. We face one nationwide competitor and recently Guyana Government officials, including the President, have stated that Guyana will provide a wireless license to a large mobile telecommunications company operating in many Caribbean countries.

RECENT DEVELOPMENTS

Acquisition of SoVerNet

On February 10, 2006, the Company completed the acquisition of SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of SoVerNet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of common stock amounting to 4% of SoVerNet’s outstanding capital stock to SoVerNet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5 to the Consolidated Financial Statements included in this Report).

The acquisition of SoVerNet was accounted for using the purchase method and SoVerNet’s results of operations since February 10, 2006,the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to SoVerNet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $9.7 million has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of SoVerNet as a retail provider of Internet and telephone services as well as a network operator, SoVerNet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The goodwill and amortization of the customer relationships will not be deductible for tax purposes.

Additional Acquisitions by Commnet

Effective January 1, 2006 the Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4 (b) to the Consolidated Financial Statements included in this report) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a wireless license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on ATN’s revolving credit facility. See note 4 and 5 to the Consolidated Financial Statements included in this Report .

These acquisitions were accounted for using the purchase method and their results of operations since January 1, 2006, the date of the acquisitions, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $2.5 million attributable to certain telecommunications licenses. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $5.0 million has been recorded as goodwill. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.

Stock Dividend

On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which was effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, subject to stockholder approval. The Condensed Consolidated Financial Statements included in this Report have been retroactively adjusted to reflect the stock split.

Stock Exchange Transfer

On May 12, 2006 the Company announced that NASDAQ has approved the listing of our common stock on the NASDAQ National Market. We expect to complete its listing transfer from the American Stock Exchange to the NASDAQ National Market and commence trading under the symbol "ATNI" on the NASDAQ National Market on May 23, 2006.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2006

Unless otherwise indicated, all comparative information is comparing the three months ended March 31, 2006 to the three months ended March 31, 2005.

Wireless revenue. Wireless revenue represents the wholesale voice and data roaming revenue of Commnet, which was acquired on September 15, 2005, as well as wireless revenues generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $13.3 million for the three months ended March 31, 2006 from $3.8 million for the three months ended March 31, 2005, an increase of $9.5 million, or 250%. Of the $9.5 million increase, Commnet contributed $9.0 million of wireless revenue. The remaining increase was attributable to the continued growth of our wireless subscriber base in Guyana as the number of our subscribers increased by 80,000 subscribers, or 48%, from 166,000 subscribers to 246,000 subscribers as of March 31, 2005 and 2006, respectively. GT&T’s wireless revenues grew by $0.5 million, or 13%, from $3.8 million for the three months ended March 31, 2005 to $4.3 million for the three months ended March 31, 2006. While we experienced healthy wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has declined. We believe this decline in the average revenue per subscriber reflects a number of factors, including (i) the penetration of the wireless product into a lower usage demographic, (ii) our belief that some portion of the subscriber growth may be a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being, and (iii) lower usage during the three months ended March 31, 2006 because of severe network congestion problems in Guyana’s capital city, Georgetown. Nonetheless, we believe that the strong growth of GSM subscribers in Guyana is quite significant in the face of a new nationwide GSM competitor. Approximately 136,000 of our wireless subscribers were GSM/GPRS subscribers as of March 31, 2006. We expect that wireless revenue will continue to increase in 2006 as both Commnet and GT&T continue their network expansions, and we continue to manage GT&T’s GSM subscriber growth and related network congestion.

Local telephone and data revenue. Local telephone and data revenue largely represents the basic service fees, measured service revenue, Internet access fees and other revenues generated by our fixed wireline network in Guyana, such as installation charges for new lines, monthly line rental charges, maintenance and equipment sales. Local telephone and data revenue also includes revenue generated by SoVerNet, since the completion of its acquisition on February 10, 2006, and Internet access fees generated by our data network in the U.S. Virgin Islands.

Local telephone and data revenue increased by $2.4 million, or 35%, to $9.2 million for 2006 from $6.8 million for 2005. Of the $2.4 million increase, SoVerNet, which was acquired in February 2006, contributed $2.1 million. The remaining increase of $0.3 million, or 4%, is attributable to growth in access lines from 106,000 lines as of March 31, 2005 to 114,000 lines as of March 31, 2006 (an increase of 8%), GT&T’s growth in wireless subscriber base and continued strong growth in its wireless broadband customers in the U.S. Virgin Islands. In future periods, apart from the expected impact of SoVerNet’s revenue, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Guyana and the US Virgin Islands.

International long distance revenue. International long distance revenue is primarily generated by international telephone calls into and out of Guyana. Inbound traffic, which makes up more than 80% of this revenue, is settled in U.S. dollars.

International long distance revenue decreased by $0.2 million, or 2%, from $11.4 million in 2005 to $11.2 million in 2006. We believe that there are two factors behind the decrease in international long distance revenue. First, we were negatively impacted by a number of cuts to our fiber optic backbone in Guyana during the quarter. Second, the growth in unauthorized Internet calling. While unauthorized Internet calling mainly impacts outbound calls, forms of “bypass” (i.e., international calls that are routed around our international exchange through technologies such as VoIP) using Internet calling and other mechanisms may be increasing. We are also faced with increasing cases of incoming bypass through apparently illegal VSAT connections being deployed. This bypass is limited by the number of local connections that can be connected to the VSAT but this is now being made easier with the use of prepaid cellular services. We continue to fight this illegal bypass and if we are effective, we would expect our international long distance traffic to continue to grow modestly as a result of continued expansion of the Guyana subscriber base. However, the increase in this traffic may not result in an increase in revenue if it is offset, or exceeded, by further declines in the average rate per minute. Despite the lack of revenue growth in this category, the contribution of international long distance to our operating profits grew because of a decline in long distance expenses, as discussed below.

Other revenue. Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased $85,000, or 11%, to $847,000 in 2006 from $762,000 in 2005. The increase in television services was a result of a 23% increase in television subscribers including additional hotel rooms. In the near-term, we expect this category of revenue will largely be driven by our subscriber base which we expect to continue to increase, although perhaps at a lesser rate.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay to international carriers to terminate our outbound telephone traffic as well as for certain circuit and bandwidth costs.

Termination and access fees increased by $3.4 million, or 243%, from $1.4 million to $4.8 million from 2005 to 2006. Net of Commnet’s expenses of $3.5 million for 2006, our termination and access fees decreased by $0.1 million from 2005 to 2006 because of lower long distance expenses in Guyana and the ceasing of operations at the Company’s Atlantic Tele-Center subsidiary. The addition of Commnet and SoVerNet is expected to increase these expenses substantially in future periods.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses increased $0.6 million or 86%, from $0.7 million to $1.3 million, primarily because of the addition of SoVerNet and the growth in our television and broadband data subscribers at Choice. We expect that the addition of SoVerNet and increased Internet and backhaul capacity requirements at Choice will increase our Internet and programming expenses in future periods.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $0.9 million, or 26%, from $3.5 million to $4.4 million from 2005 to 2006. This increase is the result of the addition of Commnet and to a lesser extent, SoVerNet which together incurred engineering and operations expenses of approximately $0.9 million during the three months ended March 31, 2006.

Sales, marketing and customer service expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales, marketing and customer service expenses increased by $0.4 million, or 27%, from $1.5 million to $1.9 million from 2005 to 2006. The increase in sales and marketing expenses is the result of the addition of SoVerNet as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs at GT&T to market their wireless products. Both we and our main competitor launched GSM services in Guyana in the fourth quarter of 2004. Sales and marketing expenses are expected to fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services, but in the near-term we expect this to increase due to the addition of SoVerNet and increased wireless competition in Guyana.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $1.3 million, or 37%, from $3.5 million to $4.8 million from 2005 to 2006. This increase is primarily attributable to the addition of Commnet and SoVerNet which added $0.8 million and $0.3 million of overhead expenses, respectively, during 2006. Without Commnet or SoVerNet, our general and administrative expenses increased by $0.2 million which is primarily attributable to non-cash equity based compensation at the holding company during the three months ended March 31, 2006. In addition to expenses attributable to the Commnet and Sovernet acquisitions, we expect general and administrative expenses to increase in future periods for a number of reasons, including the addition of SoVerNet, growth in our holding company’s staff and compensation growth in some of our operating units because of increase in the size of their networks and customer bases and additional costs expected to be incurred in connection with our requirement to be in compliance with the internal controls requirements of Sarbanes-Oxley offset by modest efficiencies in integrating our newest operating units.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets

Depreciation and amortization expenses increased by $1.6 million, or 38%, from $4.2 million to $5.8 million for 2005 and 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions at Commnet and SoVerNet as well as the amortization of intangible assets at SoVerNet. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to support growth in our networks. However, this increase may be offset in part by certain equipment becoming fully depreciated in future periods and potentially declining capital expenditures in certain markets.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility.

Interest expense increased from $135,000 for the three months ended March 31, 2005 to $867,000 for the three months ended March 31, 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.

Interest income decreased from $270,000 to $203,000 for the three months ended March 31, 2005 and 2006, respectively due to an overall decrease in the interest rates we are earned on our cash balances.

Other income (expense). Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us including management fees received from our unconsolidated affiliates, mainly BDC.

Other income (expense) remained relatively unchanged from 2005 to 2006 as the increase in management fees from BDC from 2005 to 2006 was offset by miscellaneous charges.

Income taxes. Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 60% and 58% for 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. federal income tax rates as well as certain U.S. state income taxes and the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our high effective tax rate for these periods reflects the fact that our losses at Choice and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The addition of Commnet and SoVerNet should lower our effective tax rate in future periods, particularly if accompanied by any reduction in our losses at Choice.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 5% interest in Commnet, other minority shareholder’s interests in certain consolidated affiliates of Commnet and a minority shareholder’s 4% interest in SoVerNet.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our wireless affiliate in Bermuda, as well as our share of the earnings of Commnet’s unconsolidated affiliates.

The decrease in equity in earnings of unconsolidated affiliates from $590,000 to $466,000 was due to a decrease in the net earnings of BDC. During 2006, BDC recorded relatively unchanged gross margins as compared to 2005 but operating income and net income were negatively impacted by increased marketing and legal costs. BDC incurred significant legal expenses relating to the previously disclosed dispute regarding the scope of its license as it relates to data services. A hearing in that matter took place in April 2006 and a decision is expected shortly.

Net income. As a result of the above factors, net income increased by $1.043 million or 34% from $3.046 million for 2005 to $4.089 million for 2006. On a per share basis, net income increased from $0.24 per share to $0.33 per share during 2005 and 2006, respectively.

Regulatory and Tax Issues

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K, as filed with the SEC and Note 9 to the Consolidated Financial Statements included in this Quarterly Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been on capital expenditures expanding our networks. During the three months ended March 31, 2006 we spent approximately $5.1 million for additional capital expenditures. As of March 31, 2006, we had invested approximately $230.8 million in the Guyanese telecommunications infrastructure. We anticipate additional capital expenditures for existing businesses to be approximately $21.0 million to $24.0 million during the remainder of fiscal 2006 to, among other things, expand Commnet’s wireless network (primarily additional GSM and CDMA base stations), increase GT&T’s wireless capacity and coverage (primarily new sites and base stations), expand GT&T’s wireline network (primarily additional switches and cabling and to a lesser extent, additional switch-based service capabilities) and expand service areas at SoVerNet and expand service areas and fund upgrades at Choice.

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

On February 10, 2006, the Company completed the acquisition of SoVerNet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of SoVerNet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in SoVerNet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of common stock amounting to 4% of SoVerNet’s outstanding capital stock to SoVerNet’s new chief executive, subject to vesting requirements and other restrictions. We funded the transaction through a combination of cash on hand and borrowings on our existing credit facility (see Note 5).

Effective January 1, 2006 Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4 (b) to the consolidated financial statements included in this report) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a wireless license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on our existing revolving credit facility (see Note 5 to the consolidated financial statements included in this report).

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

Dividends and Distributions. We use cash on hand to make dividends payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2006, our dividends to our stockholders approximated $3.0 million (which reflects dividends paid on January 10, 2006 and March 31, 2006). We have paid quarterly dividends for the last 30 fiscal quarters. In addition, we are obligated to make dividend payments to the minority shareholders of certain subsidiaries, and have paid dividends of $1.3 million to our minority shareholders for the three months ended March 31, 2006. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at March 31, 2006. As of March 31, 2006, we had approximately $26.5 million in cash and cash equivalents which is relatively unchanged since December 31, 2005. We believe our existing cash balances and other capital resources, including the remaining amounts available under the $20 million revolving line of credit portion of our credit facility, are adequate to meet our current operating and capital needs. As of May 15, 2006, we had approximately $4.0 million available under our credit facility.

Cash Generated by Operations. Cash provided by operating activities was $12.5 million for the three months ended March 31,  2006 compared to $4.9 million for the three months ended March 31, 2005. Historically, GT&T has been the most significant of our operating subsidiaries and affiliates in terms of our liquidity.

New Credit Facility. On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan. Amounts outstanding under the revolving credit facility accrue interest at a rate equal to (at our option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined in the revolving credit facility plus 1.0%. The credit facility is guaranteed by our Commnet subsidiary, and is collateralized by, among other things, a security interest in substantially all the assets of, and stock owned by, Atlantic Tele-Network and Commnet. As of May 15, 2006, we had approximately $66.0 million of borrowings under the credit facility and $1.7 million of other long-term debt.

Restrictions Under Credit Facility. Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•                  a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•                  a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•                  an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 7.00 to 1.00, which will decrease over time to 5.00 to 1.00 at July 1, 2007. As of March 31, 2006, we were in compliance with the covenants of the credit facility.

Shelf Registration of Securities

On April 7, 2006 we filed a “universal” shelf registration statement with the SEC registering for potential future offerings, from time to time, up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and any combination of the foregoing. This shelf registration statement has not yet been declared effective by the SEC. Although our Board of Directors has not approved any specific financing plan at this time, we may determine in the future to raise capital through a public offering of securities pursuant to this shelf registration statement once declared effective, which may include the sale of additional shares of common stock, depending on market conditions and the Company’s corporate financing needs at the time.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of GT&T’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through May 15, 2006, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar. The effect of the devaluation of the Guyana dollar on our consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T’s Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; we did not incur similar losses in 2004.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved our position. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest rate charges to fluctuate on our variable rate debt, comprised of approximately $20 million under our credit facilities and other debt as of March 31, 2006. A 10% increase, or approximately 58 basis points, in current interest rates would not materially affect our financial condition or results of operations.

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the first fiscal quarter of the year covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements included in this Report

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions. As of March 31, 2006, the Company has a maximum of $4,083,870 of shares that may be purchased under the plan.

Item 6. Exhibits

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2001)

3.2 By-Laws of the Company, as amended and restated on March 7, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 31, 2006)

10.1 Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990".

10.2 Summary Sheet Regarding Named Executive Officer Compensation (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 15, 2006	/s/ Michael T. Prior
President and Chief Executive Officer

Date: May 15, 2006	/s/ Justin D. Benincasa
Chief Financial Officer and Treasurer