Form 10-Q/A
period 2006-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2006-05-31
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-191551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Explanatory Note

This amendment is being filed solely to affirmatively check the box on the facing sheet regarding the registrant’s filings of public reports and to correct a typographical error contained in Exhibits 32.1 and 32.2 of the original filing.

Except as described above, there have been no changes to the Form 10-Q. This amendment does not reflect events occurring after the original filing date of the Form 10-Q, or modify or update in any way disclosures made in the Form 10-Q.

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATLANTIC TELE-NETWORK, INC.

Date: May 31, 2006	/s/ MICHAEL T. PRIOR
President and Chief Executive Officer

Date: May 31, 2006	/s/ JUSTIN D. BENINCASA
Chief Financial Officer and Treasurer