Form 10-Q
period 2006-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2006-08-14
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, the registrant had outstanding 14,886,957 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended June 30, 2006

Special Note Regarding Forward-Looking Statements

This Report contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet and Sovernet; demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) a significant portion of our U.S. wireless revenue is derived from a small number of customers;  (7) our failure to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign political operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) loss of any key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; (16) our economic interest in our Bermuda affiliate may be reduced in 2008; and (17) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of ATN’s 2005 Form 10-K, which is on file with the SEC.  ATN undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report the words “we,” “our,” “ours” and “us” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report also contains other trademarks, service marks and trade names that are the property of others.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

Information regarding shares of our Common Stock set forth in this Report has been retroactively adjusted to reflect our 5-for-2 stock split on March 31, 2006.

PART I FINANCIAL INFORMATION

ITEM 1 Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2005	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,493	$23,497
Accounts receivable, net of allowances	15,613	19,227
Materials and supplies	4,744	6,192
Prepayments and other current assets	1,822	2,304
Total current assets	48,672	51,220
FIXED ASSETS:
Property, plant, and equipment	204,297	218,723
Less accumulated depreciation	(78,588)	(88,753)
Net fixed assets	125,709	129,970
INTANGIBLE ASSETS:
Customer relationships, net	—	4,344
Licenses	11,246	13,782
Goodwill	29,031	41,387
LONG-TERM MARKETABLE SECURITIES	1,991	—
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	13,045	11,433
OTHER ASSETS	4,137	4,728
Total assets	$233,831	$256,864
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$165	$172
Accounts payable and accrued liabilities	16,930	18,534
Dividends payable	1,522	—
Accrued taxes	9,411	9,608
Advance payments and deposits	3,114	3,292
Other current liabilities	2,985	3,959
Total current liabilities	34,127	35,565
DEFERRED INCOME TAXES	6,469	9,901
LONG-TERM DEBT, excluding current portion	55,585	67,499
Total liabilities	96,181	112,965
MINORITY INTERESTS	21,940	22,275
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 12,949,810 and 12,967,268 shares issued, respectively and 12,463,748 and 12,486,957 shares outstanding on December 31, 2005 and June 30, 2006, respectively.	129	130
Treasury stock, at cost	(3,532)	(3,557)
Additional paid-in capital	57,069	56,971
Retained earnings	62,044	68,080
Total stockholders’ equity	115,710	121,624
Total liabilities and stockholders’ equity	$233,831	$256,864

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
REVENUE:
Wireless	$4,340	14,233	$8,126	$27,545
Local telephone and data	7,005	10,850	13,783	20,042
International long distance	11,224	11,508	22,589	22,679
Other	815	904	1,576	1,751
Total revenues	23,384	37,495	46,074	72,017
OPERATING EXPENSES:
Termination and access fees	1,403	5,931	2,773	11,201
Internet and programming	612	881	1,266	1,631
Engineering and operations	3,623	4,664	7,110	9,024
Sales and marketing	1,615	1,912	3,130	3,841
General and administrative	4,026	5,970	7,569	10,815
Depreciation and amortization	4,035	6,105	8,219	11,900
Total operating expenses	15,314	25,463	30,067	48,412
Income from operations	8,070	12,032	16,007	23,605
OTHER INCOME (EXPENSE):
Interest expense	(198)	(1,022)	(333)	(1,889)
Interest income	264	202	536	406
Other, net	266	322	565	597
Other income (expense), net	332	(498)	768	(886)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNING OF UNCONSOLIDATED AFFILIATES	8,402	11,534	16,775	22,719
Income taxes	5,025	6,225	10,041	12,690
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,377	5,309	6,734	10,029
Minority interests, net of tax of $0.9 million and $1.0 million for the three months ended June 30, 2005 and 2006, respectively and $1.8 million and $2.0 million for the six months ended June 30, 2005 and 2006, respectively	(945)	(1,210)	(1,846)	(2,307)
Equity in earnings of unconsolidated affiliates	795	836	1,385	1,302
NET INCOME	$3,227	$4,935	$6,273	$9,024
NET INCOME PER SHARE:
Basic	$0.26	$0.40	$0.50	$0.73
Diluted	$0.26	$0.39	$0.50	$0.72
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,470	12,440	12,503	12,445
Diluted	12,478	12,575	12,508	12,540
DIVIDENDS APPLICABLE TO COMMON STOCK	$0.11	$0.12	$0.22	$0.24

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006

(Unaudited)

(Dollars in thousands)

	For the Six Months Ended June 30,
	2005 (revised)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,273	$9,024
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,219	11,900
Equity based compensation	270	415
Deferred income taxes	660	724
Minority interests	1,846	2,307
Equity in earnings of unconsolidated affiliates	(1,385)	(1,302)
Dividends received from Bermuda Digital Communications	760	829
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(3,651)	(1,963)
Amounts due from unconsolidated affiliates	(22)	(130)
Materials and supplies, prepayments, and other current assets	(686)	(1,002)
Other assets	(752)	(575)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,622)	1,080
Accrued taxes	(1,958)	429
Net cash provided by operating activities	5,952	21,736
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,051)	(12,403)
Cash paid for acquisitions, net of cash acquired of $1,687	—	(19,163)
Advances to Bridge International Communications	(731)	—
Purchase of long term marketable securities	(1,996)	—
Proceeds from sales of marketable securities	8,081	1,991
Net cash used in investing activities	(1,697)	(29,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	14,000
Repayment of long-term debt	(565)	(2,079)
Purchase of common stock	(749)	(85)
Investments made by minority shareholders in consolidated subsidiaries	—	400
Distributions to minority shareholders	—	(2,880)
Dividends paid on common stock	(2,741)	(4,513)
Net cash (used in) provided by financing activities	(4,055)	4,843
NET CHANGE IN CASH AND CASH EQUIVALENTS	200	(2,996)
CASH AND CASH EQUIVALENTS, beginning of the period	39,900	26,493
CASH AND CASH EQUIVALENTS, end of the period	$40,100	$23,497

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 94% and 61% of the Company’s consolidated revenues for the three months ended June 30, 2005 and 2006, respectively.  For the six months ended June 30, 2005 and 2006, GT&T generated approximately 94% and 62% of the Company’s consolidated revenues, respectively.  The reduction in these percentages is due to the acquisitions noted below.

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless service providers with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•                  Sovernet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. ATN acquired all of the outstanding common stock of Sovernet, Inc. on February 10, 2006 for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5), and, at closing of the transaction, issued shares of common stock of Sovernet, Inc. amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions.

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

In July, 2006, the Company completed the sale of 3.6 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of 2.4 million shares offered by the Company and 1.2 million shares offered by Chairman Cornelius B. Prior, Jr. and related entities. The net proceeds to the Company of this offering, which were approximately $42.4 million, will be used to repay a portion of the Company’s outstanding indebtedness, to fund capital expenditures, acquisitions and/or strategic investments and for general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.  The underwriters have an option, which expires on August 20, 2006, to purchase an additional 540,000 shares of common stock from the Company at the offering price.  If the underwriters exercise their option, the Company will receive additional net proceeds of approximately $9.7 million.

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

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Except for its investment in Commnet of Florida, LLC, which is consolidated in accordance with the provisions of FIN No. 46, the Company uses the equity method of accounting for its investments in affiliated entities in which the Company has at least 20% ownership but does not have management control. The Company accounts for investments of less than 20% for which the Company does not have the ability to exert significant influence over the operations using the cost method of accounting.

As a result of its acquisitions of Commnet and Sovernet, the Company has changed the way it presents its statements of operations data. In prior periods, the GT&T subsidiary represented a substantial majority of the Company’s revenue, expense and profit, and the statement of operations followed the traditional regulated telecommunications business presentation. Now that the Company has added substantial non-regulated businesses in Commnet and Sovernet and experienced significant growth in its non-exclusive wireless business in Guyana, management believes it is important to report the revenue and expenses together for all of the Company’s consolidated subsidiaries. The Company has reclassified the components of its consolidated revenues into categories that are more representative of its operations. The Company has also grouped depreciation and amortization for all consolidated businesses into one line item on the Statements of Operations. Prior periods have been reclassified to conform to the current period presentation. The reclassification of prior period results had no effect on reported net income or earnings per share.

On March 31, 2006, the Company completed a 5-for-2 split of its common stock which was effectuated as a stock dividend. ATN stockholders, as of the record date, received three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The stockholders of the Company also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, in May 2006. On August 14, 2006 the Company amended its restated certificate of incorporation to reflect this increase in the authorized shares of common stock. Accordingly the Company’s dividend per share amount was reduced to proportionately reflect the 5-for-2 split. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

The Company revised its presentation of dividends received from Bermuda Digital Communications of $760,000 for the six months ended June 30, 2005 to properly reflect the dividends as an operating activity as they represented a return on the Company’s investment.

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

4. ACQUISITIONS

a)            Sovernet, Inc.

On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5).  The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet.  However, such amount was reduced by $0.7 million (net of tax) during the three months ended June 30, 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period.  The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible for tax purposes.

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

In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida.  Commnet of Florida is consolidated for financial reporting purposes, under the provisions of FIN No. 46.

Minority interests represent minority members’ interests in Commnet’s majority owned subsidiaries as well as a minority member’s 5% interest in Commnet. Assuming a put and call agreement entered into in connection with the Commnet merger agreement is exercised, the Company will be obligated to acquire the remaining 5% ownership interest in Commnet from the minority member between April 15, 2007 and October 15, 2007. The purchase price is contractually set at a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. No value was ascribed to the put/call agreement at the time of purchase as the exercise price is expected to reflect fair value at the exercise date. Based on Commnet’s results, the purchase price of the remaining 5%, as of June 30, 2006, would approximate $5.0 million.

As part of the acquisition of Commnet, the Company also acquired certain carrier contracts which have remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have been subject to renewal. Based upon a discounted cash flow valuation through the current expiration dates of these contracts, the Company has determined that the fair value of these contracts is insignificant and has therefore not allocated any of the purchase price to them.

The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2005 assuming that the Commnet acquisition had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As reported	As adjusted	As reported	As adjusted
Revenue	$23,384	$29,780	$46,074	$57,520
Net income	3,227	4,562	6,273	7,951

The above table does not include the pro forma effects on revenue or net income for any other acquisition other than Commnet as only Commnet has been determined to be a ‘significant’ acquisition for financial reporting purposes.

c)             Additional acquisitions

On January 1, 2006, Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4(b)) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a cellular license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on ATN’s revolving credit facility (see Note 5).

These acquisitions were accounted for using the purchase method and their results of operations since January 1, 2006, the effective date of the acquisitions, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $2.5 million attributable to certain telecommunications licenses. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $5.0 million has been recorded as goodwill. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.  For tax purposes, the Company elected to step up the basis of these two acquisitions’ assets to fair market value, and therefore, the goodwill and licenses will be deductible for tax purposes.

d)            Goodwill

The following table summarizes goodwill activity for the six months ended June 30, 2006:

Final balance at December 31, 2005	$29,031
Acquisitions completed by Commnet	5,028
Acquisition of Sovernet, including deferred taxes of $1,817	8,065
Pre-acquisition transactions, net of deferred taxes of $491	(737)
Final balance at June 30, 2006	$41,387

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2005	June 30, 2006
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank under a $20 million revolving credit facility	4,000	16,000
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	1,750	1,671
	55,750	67,671
Less: Current portion	165	172

Total long term debt	$55,585	$67,499

On September 15, 2005, ATN, as borrower, entered into a Credit Agreement with CoBank, ACB (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”). The credit facility is guaranteed by our Commnet subsidiary and is collateralized by, among other things a security interest in substantially all of the assets of and stock owned by ATN and Commnet. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

As of June 30, 2006 the amounts drawn under the Revolver Facility bear interest at a weighted average rate of 6.16%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of June 30, 2006 the Company was in compliance with the covenants of the CoBank Credit Facilities.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of June 30, 2006, the interest rate was 8.87%.

6. NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2005 unvested shares of restricted stock were the only potentially outstanding dilutive securities and were included in the calculation of diluted net income per share.  For the three and six months ended June 30, 2006, unvested shares of restricted stock as well as outstanding stock options, which were included in the calculation of diluted net income per share using the treasury stock method, were the only potentially outstanding dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Basic weighted average common shares outstanding	12,470	12,440	12,503	12,445
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	8	58	5	49
Stock options	—	77	—	46
Diluted weighted average common shares outstanding	12,478	12,575	12,508	12,540

7. SEGMENT REPORTING

The Company manages and evaluates its operations in seven segments of which three are considered material for separate disclosure under SFAS 131, “Disclosures About Segments of and Enterprise Related Information.” Those three segments are: i) Integrated Telephony, which generates its revenues and has its assets located in Guyana and in the United States (as a result of our acquisition of Sovernet in February 2006), ii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands, and iii) Rural Wireless, which, as a result of the acquisition of Commnet, generates all of its revenues in the United States and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the Company’s 2005 Annual Report on Form 10K, as filed with the SEC.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2005
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$21,875	$—	$1,347	$—	$1,821	$(1,659)	$23,384
Depreciation and amortization	3,336	—	595	—	104	—	4,035
Operating income (loss)	10,029	—	(1,311)	—	(387)	(261)	8,070
Interest expense	—	—	(434)	—	(198)	434	(198)
Interest income	147	—	—	—	551	(434)	264
Income taxes	4,912	—	(698)	—	811	—	5,025
Net income (loss)	4,324	—	(1,746)	—	3,030	(2,381)	3,227

	For the Three Months Ended June 30, 2006
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$22,703	$3,618	$1,647	$9,527	$1,771	$(1,771)	$37,495
Depreciation and amortization	3,419	567	588	1,379	152	—	6,105
Operating income (loss)	10,812	516	(879)	2,829	(938)	(308)	12,032
Interest expense	—	—	(747)	(153)	(1,022)	900	(1,022)
Interest income	137	13	—	29	923	(900)	202
Income taxes	4,614	140	(651)	1,086	1,036	—	6,225
Net income (loss)	5,274	373	(1,627)	1,496	4,369	(4,950)	4,935

	For the Six Months Ended June 30, 2005
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$43,140	$—	$2,638	$—	$3,607	$(3,311)	$46,074
Depreciation and amortization	6,707	—	1,172	—	340	—	8,219
Operating income (loss)	19,662	—	(2,649)	—	(453)	(553)	16,007
Interest expense	—	—	(814)	—	(333)	814	(333)
Interest income	311	—	—	—	1,039	(814)	536
Income taxes	9,670	—	(1,386)	—	1,757	—	10,041
Net income (loss)	8,471	—	(3,465)	—	5,758	(4,491)	6,273

	For the Six Months Ended June 30, 2006
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$44,534	$5,748	$3,207	$18,528	$3,425	$(3,425)	$72,017
Depreciation and amortization	6,824	860	1,180	2,730	306	—	11,900
Operating income (loss)	20,596	1,007	(1,794)	5,519	(1,167)	(556)	23,605
Interest expense	—	—	(1,443)	(257)	(1,888)	1,699	(1,889)
Interest income	283	13	—	56	1,753	(1,699)	406
Income taxes	9,358	415	(698)	2,132	1,483	—	12,690
Net income (loss)	9,538	580	(3,237)	2,924	8,457	(9,238)	9,024

	Assets
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
As of	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
December 31, 2005	$127,305	$—	$13,091	$70,254	$141,633	$(118,452)	$233,831
June 30, 2006	126,630	18,301	12,405	79,863	151,019	(131,354)	256,864

Total assets for the Integrated Telephony- Domestic and Rural Wireless segments include $7.3 million and $34.1 million of goodwill, respectively.

	Capital Expenditures
Six Months	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
Ended June 30,	International	Domestic	and Data	Wireless	Corporate	Consolidated
2005	$6,174	$—	$877	$—	$—	$7,051
2006	6,813	156	438	4,993	3	12,403

8. STOCK-BASED COMPENSATION

Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the three and six months ended June 30, 2006 includes stock options and restricted stock shares granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock shares granted subsequent to December 31, 2005, based on the grant-date fair value, in accordance with the provisions of SFAS No. 123(R). Since the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees’ requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company’s statements of operations for three or six months ended June 30, 2005 and 2006.

Stock Options

In 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan for the Company and reserved 625,000 shares of common stock for options to be granted under the option plan. The options have terms of ten years and vest ratably over a period of four years.

The following table summarizes stock option activity under the 1998 Stock Option plan:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Fair Value
Outstanding at December 31, 2005	277,500	$16.80	$4.22
Granted	—	—
Forfeited	—	—
Exercised	—	—
Outstanding at March 31, 2006	277,500	16.80	4.22
Granted	35,000	25.63	6.46
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2006	312,500	$17.79	$4.47

The outstanding options as of June 30, 2006 had an weighted average remaining life of 3.48 years.  None of these options, however,  were available to be exercised.

The Company applies the fair value recognition provisions of SFAS No. 123 and is expensing the estimated fair value of such grants over the vesting period of four years. The estimated fair value of the options was determined using a Black-Scholes option pricing model, based on the following assumptions:

Risk free interest rate	4.20% to 5.13%
Expected dividend yield	1.87% to 3.31%
Expected life (years)	6.25 to 8.60 years
Expected volatility	23% to 30%

During the three and six months ended June 30, 2006, the Company recognized $83,000 and $156,000 of non-cash equity based stock compensation expense, included in general and administrative expenses in the accompanying statements of operations, relating to the grant of stock options.  As of June 30, 2006, the Company had $1.2 million of deferred compensation cost which will be recognized over the weighted average period of 3.48 years.

Restricted Stock

During 2005, the Company’s Board of Directors approved the 2005 Atlantic Tele-Network Restricted Stock and Incentive Plan (the “Restricted Stock Plan”) which provides for the issuance of up to 625,000 shares of the Company’s common stock to eligible employees.   The shares vest ratably over a period of three or four years.  The Company has agreed, if applicable, to immediately vest and repurchase from the recipient one-third of the granted shares in order to assist the recipient in their personal tax obligations.

The following table summarizes activity under the Restricted Stock Plan:

	Number of Shares	Weighted Avg. Fair Value
Outstanding at December 31, 2005	47,505	$12.27
Granted	7,500	15.80
Repurchase of vested shares by Company	—	—
Distributed	—	—
Outstanding at March 31, 2006	55,005	12.75
Granted	10,000	25.63
Repurchase of vested shares by Company	(3,333)	25.63
Distributed	—	—
Outstanding at June 30, 2006	61,672	$14.14

As of June 30, 2006, the weighted average remaining life of the unvested shares issued under the Restricted Stock Plan was 3.27 years.  The fair value of the shares was based upon the closing price of the Company’s common stock as of the grant date.

During the three and six months ended June 30, 2006, the Company recognized $66,000 and $121,000 of non-cash equity based stock compensation expense, included in general and administrative expenses in the accompanying statements of operations, relating to the grant of restricted stock shares.  As of June 30, 2006, the Company had $0.6 million of deferred compensation cost which will be recognized over the weighted average period of 3.27 years.

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

GT&T launched its 900 MHz Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government of Guyana, GT&T’s right to use certain assigned frequencies. In March 2006, the National Frequency Management Unit (“NFMU”) reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to GT&T and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. Analysis undertaken by GT&T, in consultation with its GSM equipment vendors and other outside experts, indicated that GT&T might be required to incur substantial expense, in the form of new cell sites and equipment, as a result of being limited to 25% of the GSM 900 MHz band, and the quality of GSM service could suffer from higher congestion levels, particularly in the higher volume metropolitan areas or during events that create higher than ordinary traffic volume. In an effort to alleviate these consequences, GT&T proposed to the Government that it be allocated 33% of the GSM 900 MHz spectrum, but that proposal was rejected. However, in correspondence dated May 3, 2006, and amended on May 9, 2006, the NFMU assigned a quarter of the 1800 MHz band into the Company totaling approximately 37 MHz. The Company has contacted its GSM equipment suppliers and they have begun assembling equipment in this spectrum band that is being utilized, along with other solutions, to alleviate the congestion experienced by GT&T’s subscribers.

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

In April 2006, the National Assembly of Guyana enacted the Competition and Fair Trading Act as part of an effort to promote fair trading practices among businesses in Guyana and the Caribbean region. This Act prohibits anti-competitive business conduct which prevents, restricts or distorts competition or constitutes the abuse of a dominant position in the market. Because the Act specifically does not apply to activities expressly approved under any treaty or agreement to which Guyana is a party, we do not believe that it has any impact on the continued effectiveness of the exclusive license held by GT&T, which was granted pursuant to an agreement with Guyana. However, we do expect that the Act would apply to any abuse by us of our market position. The Act contemplates the establishment of a Competition Commission to oversee the enforcement of the Act, including investigating conduct that may constitute an abuse of a dominant market position. This new Competition Commission would have authority over public utilities, including GT&T, with respect only to the provisions of the Act and would be required to consult with the Public Utilities Commission before taking any actions against a public utility.

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

In September 2005, the FCC released an order reallocating certain spectrum currently used by Choice for its broadband data service and potentially reducing the amount of spectrum available to Choice. Choice will be required to relocate certain operations to different frequencies; however, the FCC has proposed that any such transition may take up to five years with the costs borne by the party precipitating the move. In April, the FCC released rules for the auction of Choice spectrum that will be reallocated to Advanced Wireless Services (“AWS”). That auction took place on June 29, 2006. The FCC also released orders addressing the relocation procedures and compensation for current licensees that may be displaced by new AWS licensees. Choice believes any disruption to its operations will be mitigated by the FCC’s relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities. Furthermore, Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to these rules by obtaining an additional 24 MHz of spectrum from the FCC.

On June 6 2006, BDC received a favorable court ruling in its dispute over the scope of its mobile license related to data activities.  While the court invalidated a ministry restriction on the sale of BDC’s EV-DO “Bull” wireless modem service, the ministry may appeal.

Litigation Matters

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below  it is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

GT&T is contesting income tax assessments of approximately $7.3 million that it has received from the commissioner of Inland Revenue for the years 1991 — 1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997 — 2000 in the aggregate amount of approximately $6.5 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court’s decision.

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

Additional Investment in Commnet

In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida. Commnet of Florida is consolidated for financial reporting purposes, under the provisions of FIN No. 46.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Some of the statements in the discussion are forward looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under “Risk Factors” in the 2005 Form 10-K and those set forth in this Report under “Special Note Regarding Forward-Looking Statements.”

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

•                  Sovernet, Inc. is a facilities-based integrated voice, broadband data communications and dial-up services provider in New England, primarily in Vermont. (Sovernet is sometimes referred to as a “CLEC”, which stands for a Competitive Local Exchange Carrier that competes against the incumbent local wireline provider).  We acquired a 100% equity interest in Sovernet in February 2006 and now own 96% of the equity after issuing shares of Sovernet’s common stock amounting to 4% of Sovernet’s capital stock to Sovernet’s new Chief Executive Officer.

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

As a holding company, Atlantic Tele-Network provides management, technical, financial, regulatory, and marketing services to, and generally receives a management fee equal to approximately 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 44% equity interest in BDC at a price equal to fair market value. Also in 2008, our management fee arrangement with BDC becomes terminable by either party on three months notice.

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of June 30, 2006:

Services	Operating Subsidiary/ Affiliate	Markets
Wireless	Commnet GT&T BDC(1)	United States (rural markets) Guyana Bermuda

Local Telephone and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England) U.S. Virgin Islands

International Long Distance	GT&T	Guyana

Other	Choice (digital television)	U.S. Virgin Islands

(1)    Earnings from BDC do not appear in our income from operations, but are instead reflected in equity in earnings of unconsolidated investments, net of tax in the Consolidated Financial Statements included in this Report.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note7 to the Consolidated Financial Statements included in this Report.

Historically, we have generated a majority of our revenue and operating income from GT&T. For the three months ended June 30, 2005 and 2006, GT&T generated 94% and 61%, respectively, of our consolidated revenue and a majority of our profits. For the six months ended June 30, 2005 and 2006, GT&T generated 94% and 62%, respectively, of our consolidated revenue and a majority of our profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. The PUC also has powers to assess GT&T’s compliance with the terms of GT&T’s exclusive license. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return on capital equal to 15% of GT&T’s capital dedicated to public use.

Historically, the largest component of GT&T’s contribution to our consolidated revenue has been from its international long distance business, which for the three months ended June 30, 2005 and 2006, generated 48% and 31% respectively, of our consolidated revenue and a substantial portion of our income. For the three and six months ended June 30, 2006, inbound traffic, which is settled in U.S. dollars, made up 86% of all of GT&T’s international long distance traffic.  For the six months ended June 30, 2005 and 2006, GT&T’s international long distance business generated 49% and 31%, respectively, of our consolidated revenue and a substantial portion of our income.  Most of these revenues and profits were from payments by foreign carriers for handling international long distance calls originating from the foreign carriers’ country and terminating in Guyana. These payments are denominated in U.S. dollars.

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

The principal known risks of this business are regulatory developments challenging or limiting our exclusive international voice and data license in Guyana, any future orders by the FCC limiting the rates foreign carriers may pay GT&T for international long distance calls terminating in Guyana and forms of “bypass” using Internet calling and other mechanisms to illegally route around our international exchange business. See “Item 1A. Risk Factors” to our 2005 Form 10-K. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s telecommunications sector. We believe that the introduction of international voice and data competition would require the termination of certain exclusivity provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and likely a rebalancing of local telephone rates so that those rates reflect the actual cost of providing such services. We also believe that the Government of Guyana is considering shifting from rate of return regulation to incentive rate-cap regulation. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. For more information about Guyana regulatory matters, see Note 9 to the Condensed Consolidated Financial Statements included in this Report and “Item 1. Business — Regulation” in our 2005 Annual Report.

In January 2002, the FCC reduced the payment rate for U.S-Guyana traffic from $0.85 per minute to $0.23 per minute which negatively impacted GT&T’s operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less. The reduction in the settlement rate resulted in a substantial reduction in inbound international telecommunication revenue. In 2002, and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC rejected AT&T’s request in early 2004, it indicated that it will continue to monitor and evaluate settlement rate benchmarks.

In the future, we expect the percentage of our revenues and operating income contributed by businesses other than GT&T’s wireline services to increase. We have experienced significant growth in GT&T’s wireless business in recent years. As of June 30, 2006, we had approximately 254,000 wireless subscribers, up 33% from the approximately 191,000 subscribers we had at June 30, 2005. Approximately 155,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of June 30, 2006.  A significant challenge for us is satisfying the strong demand for our wireless service, especially since our deployment of GSM service, while maintaining quality of service. This challenge was made more difficult by a new spectrum reallocation plan that has reduced our available capacity to serve our customers. We are addressing this matter by adding additional cell sites and equipment to our network. In addition, in May 2006, the Government of Guyana granted us additional spectrum in the 1800 MHz band, which should help us reduce congestion in the high traffic areas.  Another significant challenge for GT&T wireless is increased competition from other wireless service providers. We face one nationwide competitor and recently Guyana Government officials, including the President, have stated that Guyana will provide a wireless license to a large mobile telecommunications company operating in many Caribbean countries.

RECENT DEVELOPMENTS

Completed Offering of Common Stock

In July, 2006, the Company announced that it completed the sale of 3.6 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of 2.4 million shares offered by the Company and 1.2 million shares offered by our Chairman, Cornelius B. Prior, Jr. and his related entities. The net proceeds to the Company of this offering, which are approximately $42.4 million, will be used to repay a portion of the Company’s outstanding indebtedness, to fund capital expenditures, acquisitions and/or strategic investments and for general corporate purposes. The Company will not receive any proceeds from the sale of shares of the selling stockholders.    The underwriters have an option, which expires on August 20, 2006, to purchase an additional 540,000 shares of common stock from the Company at the offering price.  If the underwriters exercise their option, the Company will receive additional net proceeds of approximately $9.7 million.

Stock Exchange Transfer

On May 12, 2006 the Company announced that NASDAQ approved the listing of our common stock on the NASDAQ National Market. We completed its listing transfer from the American Stock Exchange to the NASDAQ National Market and commenced trading under the symbol “ATNI” on the NASDAQ National Market on May 23, 2006.

Stock Dividend

On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which was effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000, subject to stockholder approval. Accordingly, the Company’s dividend per share amount was reduced to proportionately reflect the 5-for-2 split. The Condensed Consolidated Financial Statements included in this Report have been retroactively adjusted to reflect the stock split.

Acquisition of Sovernet

On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5 to the Consolidated Financial Statements included in this Report).

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet.  However, such amount was reduced by $0.7 million (net of tax) during the three months ended June 30, 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The goodwill and amortization of the customer relationships will not be deductible for tax purposes.

Additional Acquisitions by Commnet

Effective January 1, 2006, Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4 (b) to the Consolidated Financial Statements included in this report) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a cellular license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on ATN’s revolving credit facility. See notes 4(b) and 5 to the Consolidated Financial Statements included in this Report.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2006

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $14.2 million for the three months ended June 30, 2006 from $4.3 million for the three months ended June 30, 2005, an increase of $ 9.9 million, or 230%. Of the $9.9 million increase, our rural U.S. business, which was acquired in September 2005, contributed $9.5 million of wireless revenue as a result of our continued deployment of additional GSM and CDMA sites, with a total of 268 base stations deployed as of June 30, 2006. The remaining increase was attributable to the continued growth of our wireless subscriber base in Guyana as the number of our subscribers increased by 63,000 subscribers, or 33%, from 191,000 subscribers to 254,000 subscribers as of June 30, 2005 and 2006, respectively. GT&T’s wireless revenues grew by $0.4 million, or 9%, from $4.3 million for the three months ended June 30, 2005 to $4.7 million for the three months ended June 30, 2006. While we experienced healthy wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has declined. We believe this decline in the average revenue per subscriber reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth is a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. Approximately 155,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of June 30, 2006. We expect that wholesale wireless revenue will continue to increase in 2006 as we continue to expand our network in the rural United States.  In our retail wireless business, we expect that the network capacity and coverage we have added will lead to increased revenue, although competitive pressures may reduce the expected growth.

Local telephone and data revenue. Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in Vermont, and our data services in the U.S. Virgin Islands.  This revenue includes basic service fees, measured service revenue, and Internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

Local telephone and data revenue increased by $3.9 million, or 56%, to $10.9 million for the three months ended June 30, 2006 from $7.0 million for the three months ended June 30, 2005. Of the $3.9 million increase, Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $3.6 million. The remaining increase of $0.3 million, or 4% over the prior year, is attributable to growth in GT&T’s access lines in Guyana from approximately 109,000 lines as of June 30, 2005 to approximately 116,000 lines as of June 30, 2006 (an increase of 6%), and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. In future periods, apart from the addition of Sovernet’s revenue, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Vermont and its surrounding areas, Guyana and the US Virgin Islands.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our U.S. businesses. Inbound traffic, which made up 86% of all international long distance traffic and more than 76% of international long distance revenue for the three months ended June 30, 2006, is settled in U.S. dollars.

International long distance revenue increased by $0.3 million, or 3%, from $11.2 million for the three months ended June 30,  2005 to $11.5 million for the three months ended June 30,  2006.The increase was primarily the result of an increase in inbound traffic or minutes of use, offset by a decline in outbound (international calls originating in Guyana) traffic.  We believe that the increase in inbound traffic was driven by increased access lines and wireless handsets in service and that the decrease in outbound traffic reflects an increase in the use of bypass methods such as internet calling.  While overall internet penetration in Guyana is modest, we are reviewing measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic.

Other revenue. Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased 11 % to $904,000 for the three months ended June 30, 2006 from $815,000 for the three months ended June 30,  2005. The increase in television services was a result of a 16 % increase in television subscribers, including additional hotel rooms. In the near-term, we expect this category of revenue will largely be driven by our subscriber base which we expect to continue to increase, although likely at a lesser rate.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay to international carriers to terminate our outbound telephone traffic as well as for certain circuit and bandwidth costs.

Termination and access fees increased by $4.5 million, or 321%, from $1.4 million to $5.9 million from  the three months ended June 30, 2005 to 2006, respectively. Net of the addition of Commnet’s and Sovernet’s combined expenses of $4.7 million for 2006, our termination and access fees decreased by $0.2 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at the Company’s Atlantic Tele-Center subsidiary. The addition of our rural wireless and CLEC operations is expected to increase these expenses in future periods in order to support the expected increase in their corresponding  revenues.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses increased $0.3 million or 50%, from $0.6 million for the three months ended June 20, 2005 to $0.9 million for the three months ended June 30, 2006, primarily because of the addition of  our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands. We expect that the addition of our Vermont operations and increased Internet and backhaul capacity requirements in the U.S. Virgin Islands will increase our Internet and programming expenses in future periods.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.1 million, or 31%, from $3.6 million to $4.7 million for the three months ended June 30, 2005 to the three months ended June 30, 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together incurred engineering and operations expenses of approximately $1.3 million during the three months ended June 30, 2006.  Net of our recently acquired businesses, engineering and operations expenses decreased by $0.2 million, mostly due to cost reduction efforts in the U.S. Virgin Islands.  We expect that our engineering and operations expenses will increase in future periods as a result of our expanding telecommunications networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.3 million, or 19%, from $1.6 million to $1.9 million from the three months ended June 30, 2005 to the three months ended June 30, 2006, respectively. The increase in sales and marketing expenses is the result of the addition of our Vermont operations, which added $0.3 million of sales and marketing expenses during 2006 as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs in Guyana to market our wireless services. Sales and marketing expenses are expected to fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services, but in the near-term we expect these expenses to increase due to the addition of our Vermont operations and increased wireless competition in Guyana.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $2.0 million, or 50%, from $4.0 million to $6.0 million from the three months ended June 30, 2005 to the three months ended June 30, 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses which added $1.4 million of overhead expenses during the three months ended June 30, 2006. Without these new operations, our general and administrative expenses increased by $0.6 million, which is primarily attributable to an increase in accounting and professional fees relating, in part, to the Company’s obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley.  In addition to expenses attributable to our added businesses, we expect general and administrative expenses to increase in future periods for a number of reasons, including additional costs expected to be incurred in connection with our obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley, growth in our parent company’s staff and compensation and growth in some of our operating units because of an expected increase in the size of their revenue, networks and customer bases.  These factors may be offset in part by modest efficiencies in integrating our newest operating units.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets

Depreciation and amortization expenses increased by $2.1 million, or 53%, from $4.0 million to $6.1 million for the three months ended June 30, 2005 and June 30, 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions as well as the amortization of intangible assets at Sovernet. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to support growth in our networks. However, this increase may be offset in part by certain equipment becoming fully depreciated in future periods and potentially declining capital expenditures in certain markets.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility which replaced our previous $10 million line of credit in September 2005.  Interest expense increased from $198,000 for the three months ended June 30, 2005 to $1.0 million for the three months ended June 30, 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.  Interest income decreased from $264,000 to $202,000 for the three months ended June 30, 2005 and the three months ended June 30, 2006, respectively, due to an overall decrease in our cash balances.  Our cash balances declined as result of our use of cash for our acquisitions and capital expenditures

Other income (expense). Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us, including management fees received from our unconsolidated affiliates - - mainly BDC.  Other income (expense) increased $56,000, or 21%, from $266,000 to $322,000 due primarily to an increase in management fees at BDC because of increased revenues generated at that unit.

Income taxes. Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 60% and 54% for the three months ended June 30, 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. federal income tax rates as well as certain U.S. state income taxes.  The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our high effective tax rate for these periods reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The addition of taxable income at U.S statutory rates at our recently acquired businesses caused the reduction in our effective tax rate over the prior periods.  Further reductions in our effective tax rate may occur if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 5% interest in Commnet, other minority shareholder’s interests in certain consolidated affiliates of Commnet and a minority shareholder’s 4% interest in Sovernet.  Minority interest increased from $0.9 million to $1.2 million for the three months ended June 30, 2005 and 2006, respectively due to an increase in net income at GT&T as well as the addition of Commnet and Sovernet which were acquired in September 2005 and February 2006, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our wireless affiliate in Bermuda, as well as our share of the earnings of Commnet’s unconsolidated affiliates.

The increase in equity in earnings of unconsolidated affiliates from $795,000 to $836,000 for the three months ended June 30, 2005 and 2006, respectively, was due to an increase in the net earnings of BDC.  Revenue at BDC was up modestly, reflecting increased roaming revenue but essentially no increase in the subscriber base, due to a maturing market and increased competition.  However, BDC received a court ruling allowing it to re-commence its “Bull” EV-DO data services and we expect data subscribers and revenue to grow in coming periods unless the Ministry is successful in reversing the ruling on appeal.

Net income. As a result of the above factors, net income increased by $1.7 million or 53% from $3.2 million for the three months ended June 30, 2005 to $4.9 million for the three months ended June 30, 2006. On a per share basis, net income increased from $0.26 per basic and diluted share to $0.40 per basic share ($0.39 per diluted share) during the three months ended June 30, 2005 and 2006, respectively.

Six Months Ended June 30, 2005 and 2006

Wireless revenue. Wireless revenue increased to $27.6 million for the six months ended June 30, 2006 from $8.1 million for the six months ended June 30, 2005, an increase of $19.5 million, or 241%. Of the $19.5 million increase, our rural U.S. business, which was acquired in September 2005, contributed $18.6 million of wireless revenue as a result of our continued  deployment of additional GSM and CDMA sites, with a total of 268 base stations deployed as of June 30, 2006. The remaining increase was attributable to the continued growth of our wireless subscriber base in Guyana as the number of our subscribers increased by 63,000 subscribers, or 33%, from 191,000 subscribers to 254,000 subscribers as of June 30, 2005 and 2006, respectively. GT&T’s wireless revenues grew by $0.9 million, or 11%, from $ 8.1 million for the six months ended June 30, 2005 to $9.0 million for the six months ended June 30, 2006. While we experienced healthy wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has declined. We believe this decline in the average revenue per subscriber reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth is the result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. Approximately 155,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of June 30, 2006.

Local telephone and data revenue.  Local telephone and data revenue increased by $6.2 million, or 45%, to $20.0 million for the six months ended June 30, 2006 from $13.8 million for the six months ended June 30, 2005. Of the $6.2 million increase, Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $5.7 million. The remaining increase of $0.5 million, or 4%, is attributable to growth in accesslines in Guyana from approximately 109,000 lines as of June 30, 2005 to approximately 116,000 lines as of June 30, 2006 (an increase of 6%),  and continued growth in its wireless broadband customers in the U.S. Virgin Islands.

International long distance revenue. International inbound traffic, which makes up more than 76% of this revenue for the six months ended June 30, 2006, is settled in U.S. dollars.  International long distance revenue remained relatively unchanged at $22.6 million for the six months ended June 30, 2006 and 2005.    While inbound traffic or minutes of use increased, such increase was offset by a decline in outbound (international calls originating in Guyana) traffic as well as a modest decrease in rates.  We believe that the increase in inbound traffic was driven by increased access lines and wireless handsets in service and that the decrease in outbound traffic reflects an increase in use of bypass methods such as Internet calling.  While overall Internet penetration in Guyana is modest, we are reviewing measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic.

Other revenue. Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased $0.2 million, or 13%, to $1.8 for the six months ended June 30, 2006 from $1.6 million for the six months ended June 30, 2005. The increase in television services was a result of a 16% increase in television subscribers including additional hotel rooms.

Termination and access fee expenses. Termination and access fees increased by $8.4 million, or 300%, from $2.8 million to $11.2 million from the six months ended June 30, 2005 to 2006, respectively. Net of the addition of Commnet’s and Sovernet’s combined expenses of $8.8 million for 2006, our termination and access fees decreased by $0.4 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at the Company’s Atlantic Tele-Center subsidiary.

Internet and programming expenses. Internet and programming expenses increased $0.3 million or 23%, from $1.3 million for the six months ended June 30, 2005 to $1.6 million for the six months ended June 30, 2006, primarily because of the addition of  our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands. We expect that the addition of  our Vermont operations and increased Internet and backhaul capacity requirements in the U.S Virgin Islands will increase our Internet and programming expenses in future periods.

Engineering and operations expenses. Engineering and operations expenses increased by $1.9 million, or 27%, from $7.1 million to $9.0 million for  the six months ended June 30, 2005 to the six months ended June 30, 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together incurred engineering and operations expenses of approximately $2.2 million during the six months ended June 30, 2006.  Net of our recently acquired businesses, engineering and operations expenses decreased by $0.3 million mostly due to cost reduction efforts in the U.S. Virgin Islands.

Sales and marketing expenses. Sales and marketing expenses increased by $0.7 million, or 23%, from $3.1 million to $3.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, respectively. The increase in sales and marketing expenses is the result of the addition of our Vermont operations as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs in Guyana to market our wireless services.

General and administrative expenses. General and administrative expenses increased by $3.2 million, or 42%, from $7.6 million to $10.8 million from the six months ended June 30, 2005 to the six months ended June 30, 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses, which added $2.6 million  of overhead expenses during the six months ended June 30, 2006. Without these new operations, our general and administrative expenses increased by $0.6 million which is primarily attributable to an increase in accounting and professional fees relating, in part, to the Company’s obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley as well as non-cash equity based compensation at the parent company.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $3.7 million, or 45%, from $8.2 million to $11.9 million for the six months ended June 30, 2005 and June 30, 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions as well as the amortization of intangible assets at Sovernet.

Interest expense.  Interest expense increased from $0.3 million for the six months ended June 30, 2005 to $1.9 million for the six months ended June 30, 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions.

Interest income. Interest income decreased from $0.5 million to $0.4 million for the six months ended June 30, 2005 and the three months ended June 30, 2006, respectively, due to an overall decrease in our cash balances.  Our cash balances declined as result of our use of  cash for our acquisitions and capital expenditures

Other income (expense). Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us including management fees received from our unconsolidated affiliates, mainly BDC.

Other income (expense) remained relatively unchanged from the three months ended June 30, 2005 to the six months ended June 30, 2006 as the increase in management fees from BDC from the three months ended June 30, 2005 to the six months ended June 30, 2006 was offset by miscellaneous charges.

Income taxes. The effective tax rate was 60% and 56% for the six months ended June 30, 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. federal income tax rates as well as certain U.S. state income taxes.  The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our high effective tax rate for these periods reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The addition of taxable income at U.S statutory rates at our recently acquired businesses caused the reduction in our effective tax rate over the prior period.  Further reductions in our effective tax rate may occur if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations.

Minority interests. Minority interests increased from $1.8 million to $2.3 million as a result of the increase in net income at GT&T as well as the addition of Commnet and Sovernet both  of which have minority shareholders.

Equity in earnings of unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $1.4 to $1.3 million for the six months ended June 30, 2005 and 2006, respectively was due to a decrease in the net earnings of BDC during the first quarter of 2006. During that first quarter, BDC recorded relatively unchanged gross margins as compared to the first quarter of 2005 but operating income and net income were negatively impacted by increased marketing and legal costs. BDC incurred significant legal expenses relating to the previously disclosed dispute regarding the scope of its license as it relates to data services. A hearing in that matter took place in April 2006 and BDC received a favorable court ruling with the court invalidating a ministry restriction on the sale of BDC’s EV-DO “Bull” wireless modem service.  The second quarter of 2006 saw BDC’s operating and  net income rebound modestly causing the six months ended June 30, 2006 to be relatively unchanged as compared to the six months ended June 30, 2005.

Net income. As a result of the above factors, net income increased by $2.7 million or 43% from $6.3 million for the six months ended June 30, 2005 to $9.0 million for the six months ended June 30, 2006. On a per share basis, net income increased from $0.50 per basic and diluted share to $0.73 per basic share ($0.72 per diluted share) during the six months ended June 30, 2005 and 2006, respectively.

Regulatory and Tax Matters

The Company is involved in a number of regulatory and tax proceedings. See Note 11 to our Consolidated Financial Statements included in our 2005 Form 10-K, as filed with the SEC and Note 9 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on the Company’s financial condition and future operations.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

In July, 2006, the Company completed the sale of 3.6 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of 2.4 million shares offered by the Company and 1.2 million shares offered by the Company’s Chairman Cornelius B. Prior, Jr. and his related entities. The net proceeds to us of this offering, which are approximately $42.4 million, will be used to repay a portion of our outstanding indebtedness, to fund capital expenditures, acquisitions and/or strategic investments and for general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.  The underwriters have an option, which expires on August 20, 2006, to purchase an additional 540,000 shares of common stock from the Company at the offering price.  If the underwriters exercise their option, the Company will receive additional net proceeds of approximately $9.7 million.

Uses of Cash

Capital Expenditures. A significant use of our cash has been on capital expenditures expanding our networks. During the six months ended June 30, 2006 we spent approximately $12.4 million for additional capital expenditures including $7.7 million of capital expenditures relating to our wireless businesses. As of June 30, 2006, we had invested approximately $235 million in the Guyanese telecommunications infrastructure alone. We anticipate additional capital expenditures for existing businesses to be approximately $14 million to $19 million during the remainder of fiscal 2006 to, among other things, continued expansion of Commnet’s wireless network (primarily additional GSM and CDMA base stations), increase GT&T’s wireless capacity and coverage (primarily new sites and base stations), expand GT&T’s wireline network (primarily additional switches and cabling and to a lesser extent, additional switch-based service capabilities) and expand service areas and switch capabilities at our Vermont location and expand service areas and fund upgrades at Choice.

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

On February 10, 2006, the Company completed the acquisition of Sovernet, Inc.  In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions. We funded the transaction through a combination of cash on hand and borrowings on our existing credit facility (see Note 5).

Effective January 1, 2006 Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4(b)) to the consolidated financial statements included in this report) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a wireless license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on our existing revolving credit facility (see Note5 to the consolidated financial statements included in this Report).  In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida.  Commnet of Florida is consolidated for financial reporting purposes, under the provisions of FIN No. 46.

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

Dividends and Distributions. We use cash on hand to make dividends payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2006, our dividends to our stockholders approximated $4.5 million (which reflects dividends paid on January 10, 2006, March 31, 2006 and June 23, 2006). We have paid quarterly dividends for the last 31 fiscal quarters. In addition, to the extent that we have our less than wholly owned subsidiaries pay dividends to us, we are obligated to have those subsidiaries make proportional dividend payments to the minority shareholders, and have paid dividends of $2.9 million to our minority shareholders for the six months ended June 30, 2006. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at June 30, 2006. As of June 30, 2006, we had approximately $23.5 million in cash and cash equivalents, a decrease of  $3.0 from the December 31, 2005 balance of $26.5 million. We believe our existing cash balances and other capital resources, including the remaining amounts available under the $20 million revolving line of credit portion of our credit facility, are adequate to meet our current operating and capital needs. As of August 14, 2006, we had approximately $16 million available under our credit facility.

Cash Generated by Operations. Cash provided by operating activities was $21.7 million for the six months ended June 30,  2006 compared to $6.0 million for the six months ended June 30, 2005. Historically, GT&T has been the most significant of our operating subsidiaries and affiliates in terms of our liquidity.

New Credit Facility. On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan. Amounts outstanding under the revolving credit facility accrue interest at a rate equal to (at our option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined in the revolving credit facility plus 1.0%. The credit facility is guaranteed by our Commnet subsidiary, and is collateralized by, among other things, a security interest in substantially all the assets of, and stock owned by, Atlantic Tele-Network and Commnet. As of August 14, 2006, we had approximately $54.0 million of borrowings under the credit facility and $1.7 million of other long-term debt.

Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•                  a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•                  a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•                  an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 7.00 to 1.00, which will decrease over time to 5.00 to 1.00 at July 1, 2007. As of June 30, 2006, we were in compliance with the covenants of the credit facility.

Capital Markets

In June 2006 the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings, from time to time of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and any combination of the foregoing, and the offering by Chairman Cornelius B. Prior, Jr. and his related entities of up to 1,500,000 shares of common stock. Other than the offering of our common stock which was completed in July 2006, our Board of Directors has not approved any specific financing plans at this time. We may, however, determine in the future to raise capital through a public offering of securities pursuant to this shelf registration statement depending on market conditions and the Company’s corporate financing needs at the time.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Item 3 Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through June, 2006, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar. The effect of the devaluation of the Guyana dollar on our consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of our Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; we did not incur similar losses in 2004.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.  As of June 30, 2006, GT&T maintained $0.9 million of its cash balances in Guyana dollars.

GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved our position. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, it is possible that the Guyana dollar will become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest rate charges to fluctuate on our variable rate debt, comprised of approximately $5.7 million under our credit facilities and other debt as of August 14, 2006. A 10% increase, or approximately 61 basis points, in current interest rates would not materially affect our financial condition or results of operations.

Item 4 Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2006 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements included in this Report

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2005 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions. As of June 30, 2006, the Company has a maximum of $4,083,870 of shares that may be purchased under the plan.

Item 4. Submission of Matters to a Vote of Securities Holders

At the Company’s annual meeting of stockholders held on May 17, 2006, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Number of Shares Voted For	Number of Shares Withheld
Ernst A. Burri	12,144,144	40,789
Cornelius B. Prior, Jr.	12,125,186	59,747
Charles J. Roesslein	11,570,996	613,937
Henry U. Wheatley	12,146,448	38,485

Also at the Company’s annual meeting of stockholders held on May 17, 2006, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock issuable from 20,000,000 to 50,000,000 was passed.  The relevant voting information is as follows:

Voted	Number of Votes
For	10,156,962
Against	2,014,133
Abstain	13,838
Non-votes	764,835

Item 6. Exhibits

3.1 Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed June 6, 2001)

3.2 Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006

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

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the Securities Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 14, 2006	/s/ Michael T. Prior
President and Chief Executive Officer

Date: August 14, 2006	/s/ Justin D. Benincasa
Chief Financial Officer and Treasurer