Form 10-Q
period 2006-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2006-11-14
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, the registrant had outstanding 15,126,957 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended September 30, 2006

Cautionary Statement Regarding Forward-Looking Statements

This Report contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet and Sovernet; the competitive environment in our key markets demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) a significant portion of our U.S. wireless revenue is derived from a small number of customers;  (7) our failure to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign political operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) loss of any key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; (16) our economic interest in our Bermuda affiliate may be reduced in 2008; and (17) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of ATN’s 2005 Form 10-K, which is on file with the SEC.  ATN undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2005	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,493	$60,305
Accounts receivable, net of allowances	15,613	20,393
Materials and supplies	4,744	7,969
Prepayments and other current assets	1,822	1,763
Total current assets	48,672	90,430
FIXED ASSETS:
Property, plant, and equipment	204,297	225,391
Less accumulated depreciation	(78,588)	(94,059)
Net fixed assets	125,709	131,332
INTANGIBLE ASSETS:
Customer relationships, net	—	3,927
Licenses	11,246	14,164
Goodwill	29,031	41,958
LONG-TERM MARKETABLE SECURITIES	1,991	—
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	13,045	11,704
OTHER ASSETS	4,137	4,356
Total assets	$233,831	$297,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$165	$174
Accounts payable and accrued liabilities	13,921	14,985
Dividends payable	1,522	2,141
Accrued taxes	9,411	10,826
Advance payments and deposits	3,114	3,347
Other current liabilities	2,985	3,104
Total current liabilities	31,118	34,577
DEFERRED INCOME TAXES	6,469	10,896
OTHER LIABILITIES	3,009	3,009
LONG-TERM DEBT, excluding current portion	55,585	51,456
Total liabilities	96,181	99,938
MINORITY INTERESTS	21,940	24,280
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 12,949,810 and 15,607,268 shares issued, respectively and 12,463,748 and 15,126,957 shares outstanding on December 31, 2005 and September 30, 2006, respectively	129	156
Treasury stock, at cost	(3,532)	(3,557)
Additional paid-in capital	57,069	103,479
Retained earnings	62,044	73,575
Total stockholders’ equity	115,710	173,653
Total liabilities and stockholders’ equity	$233,831	$297,871

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
REVENUE:
Wireless	$6,052	$16,704	$14,179	$44,249
Local telephone and data	6,786	11,878	20,569	31,920
International long distance	11,401	11,833	33,990	34,513
Other	761	932	2,161	2,682
Total revenues	25,000	41,347	70,899	113,364
OPERATING EXPENSES:
Termination and access fees (excluding depreciation and amortization, presented below)	1,633	6,077	4,406	17,279
Internet and programming (excluding depreciation and amortization, presented below)	656	940	1,922	2,571
Engineering and operations	3,764	5,013	10,873	14,037
Sales and marketing	1,458	2,487	4,577	6,328
General and administrative	3,607	5,832	11,129	16,646
Depreciation and amortization	4,005	6,133	12,281	18,033
Total operating expenses	15,123	26,482	45,188	74,894
Income from operations	9,877	14,865	25,711	38,470
OTHER INCOME (EXPENSE):
Interest expense	(297)	(926)	(631)	(2,814)
Interest income	273	528	809	933
Other, net	404	21	1,144	619
Other income (expense), net	380	(377)	1,322	(1,262)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNING OF UNCONSOLIDATED AFFILIATES	10,257	14,488	27,033	37,208
Income taxes	5,601	6,286	15,642	18,976
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	4,656	8,202	11,391	18,232
Minority interests, net of tax of $1.0 million and $1.1 million for the three months ended September 30, 2005 and 2006, respectively, and $2.8 million and $3.1 million for the nine months ended September 30, 2005 and 2006, respectively	(1,118)	(1,307)	(2,964)	(3,614)
Equity in earnings of unconsolidated affiliates	894	708	2,280	2,010
NET INCOME	$4,432	$7,603	$10,707	$16,628
NET INCOME PER SHARE:
Basic	$0.36	$0.53	$0.86	$1.27
Diluted	$0.36	$0.53	$0.86	$1.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,410	14,262	12,455	13,053
Diluted	12,433	14,353	12,465	13,223
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.12	$0.14	$0.34	$0.38

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(Unaudited)
(Dollars in thousands)

	For the Nine Months Ended September 30,
	2005 (revised)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,707	$16,628
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,281	18,033
Reserve for amounts due from Bridge International Communications, Inc.	—	255
Equity-based compensation	302	610
Deferred income taxes	990	1,090
Minority interests	2,964	3,614
Equity in earnings of unconsolidated affiliates	(2,280)	(2,010)
Dividends received from Bermuda Digital Communications	1,105	1,244
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(5,125)	(3,129)
Amounts due from unconsolidated affiliates	443	(108)
Materials and supplies, prepayments, and other current assets	22	(2,880)
Other assets	(586)	(458)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,443)	1,241
Accrued taxes	(1,184)	1,648
Net cash provided by operating activities	16,196	35,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and equipment and telecommunications licenses	(15,166)	(19,862)
Cash paid for acquisitions, net of cash acquired of $1,687	(57,679)	(20,026)
Investments made by minority shareholders in consolidated subsidiaries	—	1,400
Advances to Bridge International Communications	(849)	—
Purchase of long term marketable securities	(1,992)	—
Proceeds from sales of marketable securities	8,081	1,991
Net cash used in investing activities	(67,605)	(36,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from underwritten public offering of common stock, net of expenses	—	46,338
Proceeds from issuance of long-term debt	57,000	22,000
Repayment of long-term debt	(10,621)	(26,120)
Purchase of common stock	(834)	(85)
Distributions to minority shareholders	(1,500)	(3,090)
Dividends paid on common stock	(4,119)	(4,512)
Net cash provided by financing activities	39,926	34,531
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,483)	33,812
CASH AND CASH EQUIVALENTS, beginning of the period	39,900	26,493
CASH AND CASH EQUIVALENTS, end of the period	$28,417	$60,305

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 88% and 57% of the Company’s consolidated revenues for the three months ended September 30, 2005 and 2006, respectively.  For the nine months ended September 30, 2005 and 2006, GT&T generated approximately 92% and 60% of the Company’s consolidated revenues, respectively.  The reduction in these percentages is due to the acquisitions noted below.

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless service providers with voice and data roaming services. The Company completed its acquisition of 95% of Commnet on September 15, 2005.

•                  Sovernet, Inc., (“Sovernet”), a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. ATN acquired all of the outstanding common stock of Sovernet, Inc. on February 10, 2006 for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. The Company funded the transaction through a combination of cash on hand and borrowings on its existing credit facility (see Note 5), and, at closing of the transaction, issued shares of common stock of Sovernet, Inc. amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new Chief Executive Officer, subject to vesting requirements and other restrictions.

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

In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman Cornelius B. Prior, Jr. and related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company’s outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and for general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. Results of interim periods may not be indicative of results for the full year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2005 Annual Report on Form 10-K.

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

On March 31, 2006, the Company completed a 5-for-2 split of its common stock which was effectuated as a stock dividend. ATN stockholders, as of the record date, received three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The stockholders of the Company also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000 in May 2006. On August 14, 2006, the Company amended its restated certificate of incorporation to reflect this increase in the authorized shares of common stock. Accordingly, the Company’s dividend per share amount was reduced to proportionately reflect the 5-for-2 split. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

The Company revised its presentation in the statement of cash flows of dividends received from Bermuda Digital Communications of $1.1 million for the nine months ended September 30, 2005 to properly reflect the dividends as an operating activity as they represented a return on the Company’s investment.

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

4. ACQUISITIONS

a)            Sovernet, Inc.

On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions. The Company funded the transaction through a combination of cash on hand and borrowings under its existing credit facility (see Note 5).  The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet.  However, such amount was reduced by $0.7 million (net of tax) during the three months ended June 30, 2006, and $1.0 million (net of tax) during the three months ended September 30, 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period.  The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible.

b)            Commnet Wireless, LLC

On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LLC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.3 million, which consisted of $58.7 million in cash and legal, financial and other costs of $0.6 million. The acquisition was financed through a new credit facility as discussed in Note 5. The acquisition of Commnet allows the Company to expand its emphasis on its wireless operations in smaller, niche markets with a manageable, competitive environment.

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

Minority interests represent minority members’ interests in Commnet’s majority owned subsidiaries as well as a minority member’s 5% interest in Commnet. Assuming a put and call agreement entered into in connection with the Commnet merger agreement is exercised, the Company will be obligated to acquire the remaining 5% ownership interest in Commnet from the minority member between April 15, 2007 and October 15, 2007. The purchase price is contractually set at a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. No value was ascribed to the put/call agreement at the time of purchase as the exercise price is expected to reflect fair value at the exercise date. Based on Commnet’s results, the purchase price of the remaining 5%, as of September 30, 2006, would approximate $5.8 million.

As part of the acquisition of Commnet, the Company also acquired certain carrier contracts which have remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have been subject to renewal. Based upon a discounted cash flow valuation through the current expiration dates of these contracts, the Company has determined that the fair value of these contracts is insignificant and has, therefore, not allocated any of the purchase price to them.

The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2005 assuming that the Commnet acquisition had occurred on January 1, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005		Nine Months Ended September 30, 2005
	As reported	As adjusted	As reported	As adjusted
Revenue	$25,000	$32,081	$70,899	$89,486
Net income	4,432	5,373	10,707	13,326

The above table does not include the pro forma effects on revenue or net income for any other acquisition other than Commnet as only Commnet has been determined to be a “significant” acquisition for financial reporting purposes.

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

During August 2006, Commnet acquired the remaining 20% of one of its operating subsidiaries for $1.5 million in cash.  In accordance with the purchase method of accounting, the Company assessed the fair value of the entity’s tangible assets and allocated $1.4 million of the purchase price to goodwill.

d)            Goodwill

The following table summarizes goodwill activity for the nine months ended September 30, 2006 (in thousands):

Balance at December 31, 2005	$29,031
Acquisitions completed by Commnet	6,543
Acquisition of Sovernet, including deferred taxes of $1,817	8,065
Pre-acquisition transactions, net of deferred taxes of $1,120	(1,681)
Balance at September 30, 2006	41,958

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2005	September 30, 2006
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank, ACB under a $20 million revolving credit facility	4,000	—
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	1,750	1,630
	55,750	51,630
Less: Current portion	165	174

Total long term debt	$55,585	$51,456

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

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of September 30, 2006 the Company was in compliance with the covenants of the CoBank Credit Facilities.

In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which is collateralized by property of ATN and its subsidiaries. The loan requires monthly principal and interest payments, with all outstanding balances maturing in 2008. Interest is payable on the outstanding principal balance at a variable floating rate based on three-month LIBOR plus 3.36%. As of September 30, 2006, the interest rate was 8.73%.

6. NET INCOME PER SHARE

Net income per share is computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. For the three and nine months ended September 30, 2005, unvested shares of restricted stock were the only potentially outstanding dilutive securities and were included in the calculation of diluted net income per share.  For the three and nine months ended September 30, 2006, unvested shares of restricted stock as well as outstanding stock options, which were included in the calculation of diluted net income per share using the treasury stock method, were the only potentially outstanding dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Basic weighted average common shares outstanding	12,410	14,262	12,455	13,053
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	23	61	10	57
Stock options	—	30	—	113
Diluted weighted average common shares outstanding	12,433	14,353	12,465	13,223

7. SEGMENT REPORTING

The Company manages and evaluates its operations in seven segments of which three are considered material for separate disclosure under SFAS 131, “Disclosures About Segments of and Enterprise Related Information.” Those three segments are: i) Integrated Telephony, comprised of International Integrated Telephony which generates its revenues and has its assets located in Guyana, and Domestic Integrated Telephony, which generates its revenues and has its assets located in the United States, as a result of our acquisition of Sovernet in February 2006, ii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands, and iii) Rural Wireless, which, as a result of the acquisition of Commnet, generates all of its revenues in the United States and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in the Company’s 2005 Annual Report on Form 10-K, as filed with the SEC.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2005
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$21,985	$—	$1,425	$1,548	$1,760	$(1,718)	$25,000
Depreciation and amortization	3,067	—	584	186	168	—	4,005
Operating income (loss)	10,809	—	(1,220)	629	(31)	(310)	9,877
Interest expense	—	—	507	—	297	(507)	297
Interest income	146	—	—	14	620	(507)	273
Income taxes	4,525	—	(690)	239	1,527	—	5,601
Net income (loss)	4,728	—	(1,725)	567	862	—	4,432

	For the Three Months Ended September 30, 2006
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$24,030	$3,812	$1,764	$11,741	$1,804	$(1,804)	$41,347
Depreciation and amortization	3,444	517	588	1,432	152	—	6,133
Operating income (loss)	11,233	686	(778)	4,687	(679)	(284)	14,865
Interest expense	—	—	790	170	926	(960)	926
Interest income	127	43	—	29	1,289	(960)	528
Income taxes	4,648	301	(698)	1,819	216	—	6,286
Net income (loss)	5,606	410	(1,568)	2,551	6,890	(6,286)	7,603

	For the Nine Months Ended September 30, 2005
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$65,125	$—	$4,062	$1,548	$5,193	$(5,029)	$70,899
Depreciation and amortization	9,773	—	1,756	186	566	—-	12,281
Operating income (loss)	30,472	—	(3,869)	629	(657)	(864)	25,711
Interest expense	—	—	1,321	—	631	(1,321)	631
Interest income	456	—	——	14	1,660	(1,321)	809
Income taxes	14,855	—	(2,076)	239	2,624	—	15,642
Net income (loss)	13,188	—	(5,190)	567	2,142	—	10,707

	For the Nine Months Ended September 30, 2006
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
Revenues	$68,565	$9,560	$4,970	$30,269	$5,230	$(5,230)	$113,364
Depreciation and amortization	10,268	1,377	1,768	4,162	458	—	18,033
Operating income (loss)	31,829	1,694	(2,572)	10,206	(1,847)	(840)	38,470
Interest expense	—	—	2,233	427	2,813	(2,659)	2,814
Interest income	411	55	—	85	3,041	(2,659)	933
Income taxes	14,005	717	(698)	3,951	1,001	—	18,976
Net income (loss)	15,143	991	(4,805)	5,475	15,347	(15,523)	16,628

	Assets
	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
As of	International	Domestic	and Data	Wireless	Corporate	Eliminations	Consolidated
December 31, 2005	$127,305	$—	$13,091	$70,254	$141,633	$(118,452)	$233,831
September 30, 2006	133,370	19,683	12,205	83,171	186,371	(136,929)	297,871

Total assets for the Integrated Telephony-Domestic and Rural Wireless segments include $6.4 million and $35.6 million of goodwill, respectively.

	Capital Expenditures
Nine Months	Integrated Telephony		Wireless Television	Rural	Non-Reportable Segments and
Ended September 30,	International	Domestic	and Data	Wireless	Corporate	Consolidated
2005	$13,536	$—	$1,833	$86	$(289)	$15,166
2006	11,394	171	74	8,207	16	19,862

8. STOCK-BASED COMPENSATION

Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Under this transition method, stock-based compensation expense recognized during the three and nine months ended September 30, 2006 includes stock options and restricted stock shares granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock shares granted subsequent to December 31, 2005, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123(R). Because the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and, was expensing the estimated fair value of such grants over the employees’ requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company’s statements of operations for the three months ended September 30, 2005 and 2006.

Stock Options

In 1998, the Board of Directors of the Company adopted the 1998 Stock Option Plan for the Company and reserved 625,000 shares of common stock for options to be granted under the option plan. The options have terms of seven or ten years and vest ratably over a period of four years.

The following table summarizes stock option activity under the 1998 Stock Option plan:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Fair Value
Outstanding at December 31, 2005	277,500	$16.80	$4.22
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at March 31, 2006	277,500	16.80	4.22
Granted	35,000	25.63	8.35
Forfeited	—	—
Exercised	—	—
Outstanding at June 30, 2006	312,500	$17.79	$4.68
Granted	85,000	18.70	4.87
Forfeited	—	—	—
Exercised	—	—	—
Outstanding at September 30, 2006	397,500	$17.98	$4.72

The outstanding options as of September 30, 2006 had a weighted average remaining life of 8.74 years.  None of these options, however, were available to be exercised.

The Company applies the fair value recognition provisions of SFAS No. 123(R) and is expensing the estimated fair value of such grants over the vesting period of four years. The estimated fair value of the options was determined using a Black-Scholes option pricing model, based on the following assumptions:

Risk free interest rate	4.20% to 5.11%
Expected dividend yield	1.87% to 3.31%
Expected life (years)	4.75 to 8.60 years
Expected volatility	23% to 30%

During the three and nine months ended September 30, 2006, the Company recognized $95,000 and $249,000 of non-cash equity-based stock compensation expense, included in general and administrative expenses in the accompanying statements of operations, relating to the grant of stock options.  As of September 30, 2006, the Company had $1.6 million of deferred compensation cost which will be recognized over the weighted average period of 3.38 years.

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

The following table summarizes activity under the Restricted Stock Plan:

	Number of Shares	Weighted Avg. Fair Value
Outstanding at December 31, 2005	47,505	$12.27
Granted	7,500	15.80
Repurchase of vested shares by Company	—	—
Distributed	—	—
Outstanding at March 31, 2006	55,005	12.75
Granted	10,000	25.63
Repurchase of vested shares by Company	(3,333)	25.63
Distributed	—	—
Outstanding at June 30, 2006	61,672	$14.14
Granted	—	—
Repurchase of vested shares by Company	—	—
Distributed	—	—
Outstanding at September 30, 2006	61,672	$14.14

As of September 30, 2006, the weighted average remaining life of the unvested shares issued under the Restricted Stock Plan was 2.92 years.  The fair value of the shares was based upon the closing price of the Company’s common stock as of the grant date.

During the three and nine months ended September 30, 2006, the Company recognized $100,000 and $360,000 of non-cash equity based stock compensation expense, included in general and administrative expenses in the accompanying statements of operations, relating to the grant of restricted stock shares.  As of September 30, 2006, the Company had $1.0 million of deferred compensation cost which will be recognized over the weighted average period of 2.92 years.

9. COMMITMENTS AND CONTINGENCIES

Regulatory Matters

GT&T launched its 900 MHz Global System for Mobile Communications (“GSM”) service on September 25, 2004, after confirming with the Government of Guyana, GT&T’s right to use certain assigned frequencies. In March 2006, the National Frequency Management Unit (“NFMU”) rebanded the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to GT&T and CelStar Guyana, Inc. (“CelStar”), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. GT&T notified the Government that it would have to incur significant expense, in the form of new cell sites and equipment as a result of being limited to 25% of the GSM 900 MHz band, and that GSM service quality could suffer from higher congestion levels.  In an effort to address GT&T’s concerns, in May 2006, the NFMU assigned a quarter of the 1800 MHz band (totaling approximately 37 MHZ) to GT&T. GT&T is utilizing equipment in this spectrum band, along with other solutions, to alleviate the congestion experienced by its subscribers.

After extensive discussions with the Guyana NFMU, on October 25, 2005, GT&T submitted its final spectrum fee payment to the NFMU for 2005, while the NFMU continued to develop a methodology for calculating GSM spectrum fees for wireless market participants in Guyana. In May of 2006, the NFMU notified GT&T that it expected GT&T to pay additional, unspecified spectrum fees for the 1800 MHz frequencies assigned to GT&T in place of 900 MHz spectrum that GT&T was required to surrender. The Company contacted the Prime Minister responsible for telecommunications to express GT&T’s position that the assignment of the 1800 MHz frequencies merely offsets the decrease in the 900 MHz band and there should be no additional fees assessed.  In a letter dated September 8, 2006, the NFMU agreed that GT&T’s total spectrum fees should not increase for the years 2006 and 2007.  However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government.  GT&T restated its position in a September 14 letter to the Government that, by agreement with the Government, spectrum fees would be capped until the NFMU develops a fee methodology.  GT&T has not received a response.

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

A majority of GT&T’s approximately 900 employees are represented by the Guyana Postal and Telecommunications Workers Union.  GT&T’s contract with this union expired on September 30, 2006.  GT&T and the union are presently negotiating a new contract setting salaries, wages and benefits that will also apply to GT&T nonunion staff.  Past negotiations have resulted in increases in compensation of 6%-7% per year.  We can not determine at this time what impact the outcome of these negotiations will have on operations or operating expenses.

The Government of Guyana intends to introduce a value added tax (“VAT”) on imports beginning in 2007.  This would replace the existing consumption tax and, if applied to GT&T, may significantly increase GT&T’s tax liability.  However, GT&T’s contract with the Government of Guyana provides for exemption in certain cases from payment of consumption tax and import duties. GT&T believes that these exemptions would apply with respect to the VAT. GT&T is seeking to confirm its belief with the Minister of Finance and the Guyana Revenue Authority.

In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service (“BRS”) and Educational Broadband Service (“EBS”). These are two of the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice objected to the new rules and requested an opportunity to opt-out of the new band plan. In April 2006, the FCC released orders clarifying the rules and their applicability. Although the FCC did not grant requests for an opt-out provision, it stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. Choice believes it is within the class of providers for which the FCC would favorably consider a waiver request.

In a separate proceeding in September 2005, the FCC released an order reassigning another spectrum band used by Choice to Avanced Wireless Services (“AWS”).  In September 2006, the FCC completed an acution of new AWS spectrum to new licensees.  As a result, Choice will be required to relocate certain operations to different spectrum, which may result in a reduction of the amount of spectrum available to Choice. However, Choice believes any disruption to its operations by relocating to accommodate new AWS licensees will be mitigated by the FCC’s relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the move. Furthermore, Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to these rules by obtaining an additional 24 MHz of spectrum from the FCC.

In June 2006, BDC received a favorable court ruling in its dispute over the scope of its mobile license related to data activities.  While the court invalidated a ministry restriction on the sale of BDC’s EV-DO “Bull” wireless modem service, the ministry filed an appeal which is scheduled to be heard in February 2007.

In August 2006, the Bermuda Ministry of Telecommunications & E-Commerce released an industry consultation document seeking comment on a new regulatory framework for the telecommunications industry.  The ministry asked current telecommunications service providers to comment on methods to liberalize the telecommunications industry in Bermuda.  This inquiry is in its early stages and BDC is actively participating in the process at the ministry to make its position known.

Litigation Matters

The Company is subject to lawsuits and claims that arise in the normal course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below for which it is currently unable to predict the final outcome, the disposition of claims currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

In July 2002, an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. Although there has been no activity in this suit, the Government of Guyana continues its efforts to introduce and pass legislation that would allow for competition in areas (such as long distance) that are precluded by the exclusivity terms of GT&T’s license and the investment agreement with the Company.  In recent informal discussions with senior Guyanese officials, these officials indicated interest in re-starting negotiations between GT&T and the Government of Guyana regarding the exclusivity terms of GT&T’s license, as well as outstanding issues, such as certain tax matters.

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

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for the Company beginning in 2007. Management is currently evaluating the potential impact of FIN No. 48 on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. Management is currently evaluating the potential impact of Statement 158 on the Company’s financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Management does not believe there will be any impact upon implementation of SAB No. 108 on our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”). Some of the statements in the discussion are forward looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A. “Risk Factors” in the 2005 Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

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

•                  Commnet Wireless, LLC (or Commnet) is an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services to national, regional and local wireless carriers. We acquired a 95% interest in Commnet in September 2005.

•                  Sovernet, Inc. (or Sovernet)  is a facilities-based integrated voice, broadband data communications and dial-up services provider in New England, primarily in Vermont. (Sovernet is sometimes referred to as a “CLEC”, which stands for a Competitive Local Exchange Carrier that competes against the incumbent local wireline provider).  We acquired a 100% equity interest in Sovernet in February 2006 and now own 96% of the equity after issuing shares of Sovernet’s common stock amounting to 4% of Sovernet’s capital stock to Sovernet’s new Chief Executive Officer.

•                  Choice Communications, LLC (or Choice) is a leading provider of fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice also provides fixed wireless digital television services in the U.S. Virgin Islands. Choice acquired its internet service business in 1999 and its television business in March 2000. We acquired Choice in October 1999.

•                  Bermuda Digital Communications, Ltd. (or BDC) is the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a 44% equity interest in, and signed a management contract with, BDC in 1998.

As a holding company, Atlantic Tele-Network provides management, technical, financial, regulatory, and marketing services to, and typically receives a management fee equal to approximately 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 44% equity interest in BDC at a price equal to fair market value. Also in 2008, our management fee arrangement with BDC becomes terminable by either party on three months notice.

The following chart summarizes the operating activities of our segments, subsidiaries and our BDC affiliate and the markets they serve as of September 30, 2006:

Services	Segment	Operating Subsidiary/ Affiliate	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)
	Integrated Telephony-International	GT&T	Guyana
		BDC(1)	Bermuda

Local Telephone and	Integrated Telephony - International	GT&T	Guyana
Data	Integrated Telephony-Domestic	Sovernet	United States (New England)
	Wireless Television and Data	Choice (internet access)	U.S. Virgin Islands

International Long	Integrated Telephony-International	GT&T	Guyana
Distance

Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

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

Historically, we have generated a majority of our revenue and operating income from GT&T. For the three months ended September 30, 2005 and 2006, GT&T generated 88% and 57%, respectively, of our consolidated revenue and a majority of our profits. For the nine months ended September 30, 2005 and 2006, GT&T generated 92% and 60%, respectively, of our consolidated revenue and a majority of our profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. The PUC also has powers to assess GT&T’s compliance with the terms of GT&T’s exclusive license. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return on capital equal to 15% of GT&T’s capital dedicated to public use.

Historically, the largest component of GT&T’s contribution to our consolidated revenue has been from its international long distance business, which for the three months ended September 30, 2005 and 2006, generated 46% and 29% respectively, of our consolidated revenue and a substantial portion of our income. For the three and nine months ended September 30, 2006, inbound traffic, which is settled in U.S. dollars, made up 87% of all of GT&T’s international long distance traffic.  For the nine months ended September 30, 2005 and 2006, GT&T’s international long distance business generated 48% and 30%, respectively, of our consolidated revenue and a substantial portion of our income.  Most of these revenues and profits were from payments by foreign carriers for handling international long distance calls originating from the foreign carriers’ country and terminating in Guyana. These payments are denominated in U.S. dollars.

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

The principal known risks of this business are regulatory developments challenging or limiting our exclusive international voice and data license in Guyana, any future orders by the FCC limiting the rates foreign carriers may pay GT&T for international long distance calls terminating in Guyana and forms of “bypass” using Internet calling and other mechanisms to illegally route around our international exchange business. See “Item 1A. Risk Factors” in our 2005 Form 10-K.

Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s wireline sector. We believe that the introduction of international voice and data competition would require the termination of certain exclusivity provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and likely a rebalancing of local telephone rates so that those rates reflect the actual cost of providing such services. In recent informal discussions with senior Guyanese officials, the officials indicated interest in re-starting negotiations between GT&T and the Government of Guyana regarding the exclusivity terms of GT&T’s license, as well as outstanding issues, such as certain tax matters. We also believe that the Government of Guyana is considering shifting from rate of return regulation to incentive rate-cap regulation. GT&T has not had formal discussions with Government officials regarding rate regulation since the second quarter of 2002. For more information about Guyana regulatory matters, see Note 9 to the Condensed Consolidated Financial Statements included in this Report and “Item 1. Business — Regulation” in our 2005 Annual Report.

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

In the future, we expect the percentage of our revenues and operating income contributed by businesses other than GT&T’s wireline services to increase. We have experienced significant growth in GT&T’s wireless business in recent years. As of September 30, 2006, we had approximately 261,000 wireless subscribers, up 19% from the approximately 219,000 subscribers we had at September 30, 2005. Approximately 168,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of September 30, 2006.  A significant challenge for us is satisfying the strong demand for our wireless service, especially since our deployment of GSM service, while maintaining quality of service. This challenge was made more difficult by a new spectrum reallocation plan that has reduced our available capacity to serve our customers. We are addressing this matter by adding additional cell sites and equipment to our network. In addition, in May 2006, the Government of Guyana granted us additional spectrum in the 1800 MHz band, which should help us reduce congestion in the high traffic areas.  Another significant challenge for GT&T wireless is increased competition from other wireless service providers. We face one nationwide competitor which, until October 2006, was CelStar Guyana.  However, in November 2006, a much larger regional wireless carrier with operations throughout the Caribbean, announced that it had acquired the assets of CelStar. In connection with its acquisition of CelStar, this carrier has announced publicly that it no longer intends to pursue a separate wireless license which it had requested from the Government of Guyana prior to the acquisition. We expect that competitive pressures will increase in this area of our business based upon this carrier’s activities in other Caribbean markets and its publicized intention to invest significant sums in Guyana.

Completed Offering of Common Stock

In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman Cornelius B. Prior, Jr. and related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company’s outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2006

Period to period comparisons are significantly affected by our acquisitions. We acquired Commnet on September 15, 2005 and Sovernet on February 10, 2006.

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $16.7 million for the three months ended September 30, 2006 from $6.1 million for the three months ended September 30, 2005, an increase of $ 10.6 million, or 174%. Of the $10.6 million increase, our rural U.S. business, which was acquired in September 2005, increased wireless revenues by $10.2 million as a result of our continued deployment of additional GSM and CDMA wireless base stations, with a total of 261 base stations deployed as of September 30, 2006 (as compared to 216 base stations as of September 30, 2005). The remaining increase was attributable to the continued growth of our wireless subscriber base in Guyana as the number of our subscribers increased by 42,000 subscribers, or 19%, from 219,000 subscribers to 261,000 subscribers as of September 30, 2005 and 2006, respectively. GT&T’s wireless revenue was $4.5 million for the three months ended September 30, 2005 and $5.0 million for the three months ended September 30, 2006. While we experienced wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has declined. We believe this decline in the average revenue per subscriber reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth is a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. Approximately 168,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of September 30, 2006 as compared to 76,000 as of September 30, 2005. We expect that wholesale wireless revenue will continue to increase for the balance of 2006 as we continue to expand our network in the rural United States and as minutes of use continue to grow on our existing sites.  In our retail wireless business, we expect that the network capacity and coverage we have added will lead to increased revenue, although competitive pressures may reduce expected growth or even cause a decline in this revenue.  In November 2006, our nationwide wireless competitor in Guyana was acquired by a much larger regional wireless carrier.  The acquirer stated an intention to invest significant sums in expanding the service offerings and network capability of this rival network.

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

Local telephone and data revenue increased by $5.1 million, or 75%, to $11.9 million for the three months ended September 30, 2006 from $6.8 million for the three months ended September 30, 2005. Of the $5.1 million increase, Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $3.8 million. The remaining increase of $1.3 million, or 19% over the prior year, is attributable to growth in GT&T’s access lines in Guyana from approximately 111,000 lines as of September 30, 2005 to approximately 117,000 lines as of September 30, 2006 (an increase of 5%), growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. In future periods, apart from the addition of Sovernet’s revenue, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Vermont (including neighboring areas of New England), Guyana and the US Virgin Islands.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our U.S. businesses. Inbound traffic, which made up 87% of all international long distance traffic and more than 77% of international long distance revenue for the three months ended September 30, 2006, is settled in U.S. dollars.

International long distance revenue increased by $0.4 million, or 4%, from $11.4 million for the three months ended September 30,  2005 to $11.8 million for the three months ended September 30, 2006.The increase was primarily the result of an increase in inbound traffic or minutes of use, offset by a decline in outbound (international calls originating in Guyana) traffic.  We believe that the increase in inbound traffic was driven by increased access lines and wireless handsets in service and that the decrease in outbound traffic reflects an increase in the use of bypass methods such as internet calling.  While overall internet penetration in Guyana is modest, we are reviewing measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic.

Other revenue. Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased 22% to $932,000 for the three months ended September 30, 2006 from $761,000 for the three months ended September 30,  2005. The increase in television services was a result of a 19% increase in television subscribers, including additional hotel rooms. In the near-term, we expect this category of revenue will largely be driven by our television subscriber base which we expect to continue to increase, although likely at a lesser rate.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), Internet capacity and other access fees we pay to terminate our outbound toll and international calls.

Termination and access fees increased by $4.5 million, or 281%, from $1.6 million to $6.1 million from  the three months ended September 30, 2005 to 2006, respectively. Net of the addition of Commnet’s and Sovernet’s combined expenses of $4.9 million for 2006, our termination and access fees decreased by $0.4 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at the Company’s Atlantic Tele-Center subsidiary. These expenses are expected to increase in future periods as our rural wireless and CLEC operations expand.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses increased $0.2 million, or 29%, from $0.7 million for the three months ended September 30, 2005 to $0.9 million for the three months ended September 30, 2006, primarily because of the addition of our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands. We expect that the addition of our Vermont operations will increase our Internet and programming expenses in future periods. We are working on reducing Internet capacity expenses for our Virgin Island operations.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.2 million, or 32%, from $3.8 million to $5.0 million for the three months ended September 30, 2005 to the three months ended September 30, 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together incurred additional engineering and operations expenses of approximately $1.2 million during the three months ended September 30, 2006.  Net of our recently acquired businesses, engineering and operations expenses remained relatively unchanged, mostly due to cost reduction efforts in the U.S. Virgin Islands.  We expect that our engineering and operations expenses will increase in future periods as a result of our expanding telecommunications networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.0 million, or 67%, from $1.5 million to $2.5 million from the three months ended September 30, 2005 to the three months ended September 30, 2006, respectively. The increase in sales and marketing expenses is the result of the addition of our Vermont operations, which added $0.3 million of sales and marketing expenses during 2006 as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs in Guyana to market our wireless services.  Sales and marketing expenses are expected to fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services, but in the near-term we expect these expenses to increase due to the addition of our Vermont operations and increased wireless competition in Guyana.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $2.2 million, or 61%, from $3.6 million to $5.8 million from the three months ended September 30, 2005 to the three months ended September 30, 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses which added $1.5 million of additional overhead expenses during the three months ended September 30, 2006. Without these new operations, our general and administrative expenses increased by $0.7 million, which is primarily attributable to an increase in accounting and professional fees relating, in part, to the Company’s obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley as well as an increase in non-cash equity based compensation and additional overhead costs to support our growth.  In addition to expenses attributable to our added businesses, we expect general and administrative expenses to increase in future periods for a number of reasons, including additional costs expected to be incurred in connection with our obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley, growth in our parent company’s staff and compensation and growth in some of our operating units because of an expected increase in the size of their revenue, networks and customer bases.  These factors may be offset in part by modest efficiencies in integrating our newest operating units.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets

Depreciation and amortization expenses increased by $2.1 million, or 53%, from $4.0 million to $6.1 million for the three months ended September 30, 2005 and September 30, 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions as well as the amortization of intangible assets at Sovernet. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to support growth in our networks. However, this increase may be offset in part by certain equipment becoming fully depreciated in future periods and potentially declining capital expenditures in certain markets.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility which replaced our previous $10 million line of credit in September 2005.  Interest expense increased from $0.3 million for the three months ended September 30, 2005 to $0.9 million for the three months ended September 30, 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions.  We used a portion of the proceeds from the underwritten public offering of our common stock to repay the borrowings under the line of credit.  As such there were no outstanding borrowings under the line of credit as of September 30, 2006.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.  Interest income increased from $273,000 to $528,000 for the three months ended September 30, 2005 and the three months ended September 30, 2006, respectively, due to an overall increase in our cash balances as result of the company’s stock offering in July, 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us, including management fees received from our unconsolidated affiliates mainly BDC.  Other income (expense) decreased $383,000, or 95%, from $404,000 to $21,000 due primarily to an increase in the reserve for our advances to Bridge International Communications.

Income taxes. Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 55% and 43% for the three months ended September 30, 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. federal income tax rates as well as certain U.S. state income taxes.  The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our high effective tax rate for the 2005 period reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate over the prior periods is a result of the impact from additional taxable income at U.S. statutory rates, and an adjustment relating to our accrual for 2005 taxes, which were filed in 2006.  Further reductions in our effective tax rate may occur if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 5% interest in Commnet, other minority shareholder’s interests in certain consolidated affiliates of Commnet and a minority shareholder’s 4% interest in Sovernet.  Minority interest increased from $1.1 million to $1.3 million for the three months ended September 30, 2005 and 2006, respectively, due to an increase in net income at GT&T as well as the addition of Commnet and Sovernet which were acquired in September 2005 and February 2006, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our wireless affiliate in Bermuda, as well as our share of the earnings of Commnet’s unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $894,000 to $708,000 for the three months ended September 30, 2005 and 2006, respectively, was due to increased competition for our smaller pre-paid subscriber base in Bermuda as well as increased marketing and handset expenses incurred in response to this increased competition.  Wireless subscribers in Bermuda were 22,603 and 22,455 as of September 30, 2005 and 2006, respectively.

Net income. As a result of the above factors, net income increased by $3.2 million or 73% from $4.4 million for the three months ended September 30, 2005 to $7.6 million for the three months ended September 30, 2006. On a per share basis, net income increased from $0.36 per basic and diluted share to $0.53 per basic and diluted share during the three months ended September 30, 2005 and 2006, respectively.

Segment results. We have three material operating segments, which we manage and evaluate separately:  Integrated Telephony, which is comprised of Domestic Integrated Telephony and International Integrated Telephony; Wireless Television and Data; and Rural Wireless.  Segment results should be read in conjunction with Note 7 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

The following chart summarizes the operating activities of our segments and subsidiaries and the markets they serve as of September 30, 2006:

Segment	Operating Subsidiaries/Affiliate*	Markets	Services

Rural Wireless	Commnet	United States (rural markets)	Wireless

Wireless Television and Data	Choice (internet access)	U.S. Virgin Islands	Local Television and Data
	Choice (digital television)	U.S. Virgin Islands	Other

Integrated Telephony International	GT&T	Guyana	Wireless
	GT&T	Guyana	International Long Distance
	GT&T	Guyana	Local Television and Data

Domestic	Sovernet	United States (New England)	Local Television and Data

*                    Earnings from BDC do not appear in our income from operations, but are instead reflected in equity in earnings of unconsolidated investments, net of tax in the Consolidated Financial Statements included in this Report.

The following table presents a breakdown of our revenue and operating income by segment (in thousands):

	Three Months Ended
	September 30, 2005	September 30, 2006

Revenue:
Integrated Telephony International	$21,985	$24,030
Integrated Telephony Domestic	—	3,812
Rural Wireless	1,548	11,741
Wireless Television and Data	1,425	1,764
Other (*)	42	—
Total Revenue	$25,000	$41,347

Segment Operating Income (Loss):
Integrated Telephony International	$10,809	$11,233
Integrated Telephony Domestic	—	686
Rural Wireless	629	4,687
Wireless Television and Data	(1,220)	(778)
Other (*)	(341)	(963)
Total Operating Income	$9,877	$14,865

(*)            Includes non-reportable segments, corporate, and eliminations

Nine Months Ended September 30, 2005 and 2006

Period to period comparisons are significantly affected by our acquisitions. We acquired Commnet on September 15, 2005 and Sovernet on February 10, 2006.

Wireless revenue. Wireless revenue increased to $44.2 million for the nine months ended September 30, 2006 from $14.2 million for the nine months ended September 30, 2005, an increase of $30.0 million, or 211%. Of the $30.0 million increase, our rural U.S. business, which was acquired in September 2005, increased wireless revenue by $28.7 million as a result of our continued  deployment of additional GSM and CDMA wireless base stations, with a total of 261 base stations deployed as of September 30, 2006. The remaining increase was attributable to the continued growth of our wireless subscriber base in Guyana as the number of our subscribers increased by 42,000 subscribers, or 19%, from 219,000 subscribers to 261,000 subscribers as of September 30, 2005 and 2006, respectively. GT&T’s wireless revenue grew by $1.4 million, or 11%, from $ 12.6 million for the nine months ended September 30, 2005 to $14.0 million for the nine months ended September 30, 2006. While we experienced healthy wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has declined. We believe this decline in the average revenue per subscriber reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth is the result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. Approximately 168,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of September 30, 2006 as compared to 76,000 as of September 30, 2005.

Local telephone and data revenue.  Local telephone and data revenue increased by $11.3 million, or 55%, to $31.9 million for the nine months ended September 30, 2006 from $20.6 million for the nine months ended September 30, 2005. Of the $11.3 million increase, Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $9.6 million. The remaining increase of $1.7 million, or 8%, is attributable to growth in access lines in Guyana from approximately 111,000 lines as of September 30, 2005 to approximately 117,000 lines as of September 30, 2006 (an increase of 5%), growth in broadband data customers in Guyana and continued growth of our wireless broadband customers in the U.S. Virgin Islands.

International long distance revenue. International inbound traffic, which makes up more than 77% of this revenue for the nine months ended September 30, 2006, is settled in U.S. dollars.  International long distance revenue increased $0.5 million, to $34.5 million for the nine months ended September 30, 2006 from $34.0 million for the nine months ended September 30, 2005. While inbound traffic or minutes of use increased, the increase was offset by a decline in outbound (international calls originating in Guyana) traffic as well as a modest decrease in rates. We believe that the increase in inbound traffic was driven by increased access lines and wireless handsets in service and that the decrease in outbound traffic reflects an increase in use of bypass methods such as Internet calling. While overall Internet penetration in Guyana is modest, we are reviewing measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic.

Other revenue. Other revenue represents revenue from Choice’s digital television services in the U.S. Virgin Islands, which increased $0.5 million, or 23%, to $2.7 million for the nine months ended September 30, 2006 from $2.2 million for the nine months ended September 30, 2005. The increase in television services was a result of a 19% increase in television subscribers including additional hotel rooms.

Termination and access fee expenses. Termination and access fees increased by $12.9 million, or 293%, from $4.4 million to $17.3 million from the nine months ended September 30, 2005 to 2006, respectively. Net of the addition of Commnet’s and Sovernet’s combined increase in expenses of $13.1 million for 2006, our termination and access fees decreased by $0.2 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at the Company’s Atlantic Tele-Center subsidiary.

Internet and programming expenses. Internet and programming expenses increased $0.7 million or 37%, from $1.9 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006, primarily because of the addition of  our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands. We expect that the addition of  our Vermont operations will increase our Internet and programming expenses in future periods.  We are working on reducing Internet capacity expenses for our Virgin Islands operations.

Engineering and operations expenses. Engineering and operations expenses increased by $3.1 million, or 28%, from $10.9 million to $14.0 million for  the nine months ended September 30, 2005 to the nine months ended September 30, 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together incurred engineering and operations expenses of approximately $3.5 million during the nine months ended September 30, 2006.  Net of our recently acquired businesses, engineering and operations expenses decreased by $0.4 million mostly due to cost reduction efforts in the U.S. Virgin Islands.

Sales and marketing expenses. Sales and marketing expenses increased by $1.7 million, or 37%, from $4.6 million to $6.3 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, respectively. The increase in sales and marketing expenses is the result of the addition of our Vermont operations as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs in Guyana to market our wireless services.

General and administrative expenses. General and administrative expenses increased by $5.5 million, or 50%, from $11.1 million to $16.6 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses, which added $4.0 million of increased overhead expenses during the nine months ended September 30, 2006. Without these new operations, our general and administrative expenses increased by $1.5 million which is primarily attributable to an increase in accounting and professional fees relating, in part, to the Company’s obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley as well as non-cash equity based compensation and additional overhead cost to support our growth.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $5.7 million, or 46%, from $12.3 million to $18.0 million for the nine months ended September 30, 2005 and 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions as well as the amortization of intangible assets at Sovernet.

Interest expense.  Interest expense increased from $0.6 million for the nine months ended September 30, 2005 to $2.8 million for the nine months ended September 30, 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock to repay the borrowings under the line of credit.  As such there were no outstanding borrowings under the line of credit as of September 30, 2006.

Interest income. Interest income increased from $0.8 million to $0.9 million for the nine months ended September 30, 2005 and the nine months ended September 30, 2006, respectively, due to an overall increase in our average cash balances.  Our average cash balances increased as result of the Company’s stock offering in July, 2006 offset in part by the use of cash to acquire Sovernet in the first quarter of 2006.

Other income (expense). Other income (expense) decreased from $1.1 million to $0.6 million for the nine months ended September 30, 2005 and the nine months ended September 30, 2006, respectively, due primarily to the increase in the reserve for our advances to Bridge International Communications.

Income taxes. The effective tax rate was 58% and 51% for the nine months ended September 30, 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. federal income tax rates as well as certain U.S. state income taxes.  The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our high effective tax rate for the 2005 period reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate over the prior period is mainly a result of the impact from additional taxable income at U.S. statutory rates.  Further reductions in our effective tax rate may occur if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations.

Minority interests. Minority interests increased from $3.0 million to $3.6 million as a result of the increase in net income at GT&T as well as the addition of Commnet and Sovernet both  of which have minority shareholders.

Equity in earnings of unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $2.3 to $2.0 million for the nine months ended September 30, 2005 and 2006, respectively was due to BDC’s increased competition for its smaller pre-paid subscriber base in Bermuda as well as increased marketing and handset expenses incurred in response to this increased competition.  Wireless subscribers in Bermuda were 22,603 and 22,455 as of September 30, 2005 and 2006, respectively.

Net income. As a result of the above factors, net income increased by $5.9 million or 55% from $10.7 million for the nine months ended September 30, 2005 to $16.6 million for the nine months ended September 30, 2006. On a per share basis, net income increased from $0.86 per basic and diluted share to $1.27 per basic share ($1.26 per diluted share) during the nine months ended September 30, 2005 and 2006, respectively.

Segment results. We have three material operating segments, which we manage and evaluate separately:  Integrated Telephony, which is comprised of Domestic Integrated Telephony and International Integrated Telephony; Wireless Television and Data; and Rural Wireless.  Segment results should be read in conjunction with Note 7 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

The following chart summarizes the operating activities of our segments and subsidiaries and the markets they serve as of September 30, 2006:

Segment	Operating Subsidiaries/Affiliate*	Markets	Services

Rural Wireless	Commnet	United States (rural markets)	Wireless

Wireless Television and Data	Choice (internet access)	U.S. Virgin Islands	Local Television and Data
	Choice (digital television)	U.S. Virgin Islands	Other

Integrated Telephony International	GT&T	Guyana	Wireless
	GT&T	Guyana	International Long Distance
	GT&T	Guyana	Local Television and Data

Domestic	Sovernet	United States (New England)	Local Television and Data

*                    Earnings from BDC do not appear in our income from operations, but are instead reflected in equity in earnings of unconsolidated investments, net of tax in the Consolidated Financial Statements included in this Report.

The following table presents a breakdown of our revenue and operating income by segment (in thousands):

	Nine Months Ended
	September 30, 2005	September 30, 2006

Revenue:
Integrated Telephony International	$65,125	$68,565
Integrated Telephony Domestic	—	9,560
Rural Wireless	1,548	30,269
Wireless Television and Data	4,062	4,970
Non-reportable Segments	164	—
Total Revenue	$70,899	$113,364

Segment Operating Income (Loss):
Integrated Telephony International	$30,472	$31,829
Integrated Telephony Domestic	—	1,694
Rural Wireless	629	10,206
Wireless Television and Data	(3,869)	(2,572)
Other (*)	(1,521)	(2,687)
Total Operating Income	$25,711	$38,470

(*)            Includes non-reportable segments, corporate, and eliminations

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

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been on capital expenditures expanding and upgrading our networks. During the nine months ended September 30, 2006 we spent approximately $19.9 million for additional capital expenditures including $8.2 million to purchase property and equipment and telecommunication licenses relating to our rural wireless businesses and approximately $6.0 million to expand the capacity and coverage of our wireless network in Guyana. As of September 30, 2006, we had invested approximately $239 million in the Guyanese telecommunications infrastructure alone. We anticipate additional capital expenditures for existing businesses to be approximately $5.0 million to $8.0 million during the remainder of fiscal 2006.  Among other things, these expenditures will be used to continue the expansion of Commnet’s wireless network (primarily additional GSM and CDMA base stations), and  GT&T’s wireless network and, to a lesser extent, to expand our broadband network in Guyana to expand service areas and switch capabilities at our Vermont location and to expand service areas and fund upgrades at Choice.

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

On February 10, 2006, we completed the acquisition of Sovernet, Inc.  In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet, Inc. for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. At closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions. We funded the transaction through a combination of cash on hand and borrowings on our existing credit facility (see Note 5 to the Consolidated Financial Statements included in this Report).

Effective January 1, 2006 Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.2 million in cash (see Note 4(b)) to the consolidated financial statements included in this report) and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. The two acquisitions consist of a wireless license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on our existing revolving credit facility (see Note 5 to the Consolidated Financial Statements included in this Report).  In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida.  Commnet of Florida is consolidated for financial reporting purposes, under the provisions of FIN No. 46.  In August 2006, Commnet acquired the remaining 20% of one of its operating subsidiaries for $1.5 million in cash.  In accordance with the purchase method of accounting, we assessed the fair value of the entity’s tangible assets, and allocated $1.4 million of the purchase price to goodwill.  The July and August transactions were funded with cash on hand.

We continue to explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or incurrence of debt.

Dividends and Distributions. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2006, our dividends to our stockholders approximated $4.5 million (which reflects dividends paid on January 10, 2006, March 31, 2006 and June 23, 2006,).   During September 2006, the Board of Directors increased the per share dividend rate to $0.14 per share and paid a dividend totaling approximately $2.1 million on October 10, 2006.  We have paid quarterly dividends for the last 32 fiscal quarters. In addition, to the extent that we have our less than wholly owned subsidiaries pay dividends to us, we are obligated to have those subsidiaries make proportional dividend payments to the minority shareholders, and have paid dividends of $3.1 million to our minority shareholders for the nine months ended September 30, 2006. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at September 30, 2006. As of September 30, 2006, we had approximately $60.3 million in cash and cash equivalents, an increase of  $33.8 million from the December 31, 2005 balance of $26.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

Cash Generated by Operations. Cash provided by operating activities was $34.3 million for the nine months ended September 30,  2006 compared to $16.2 million for the nine months ended September 30, 2005. Historically, GT&T has been the most significant of our operating subsidiaries and affiliates in terms of our liquidity.

New Credit Facility. On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan. Amounts outstanding under the revolving credit facility accrue interest at a rate equal to (at our option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined in the revolving credit facility plus 1.0%. The credit facility is guaranteed by our Commnet subsidiary, and is collateralized by, among other things, a security interest in substantially all the assets of, and stock owned by, Atlantic Tele-Network and Commnet. As of November 14, 2006, we had $50.0 million of borrowings under the credit facility and $1.6 million of other long-term debt.

Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•                  a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•                  a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•                  an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 6.25 to 1.00, which will decrease over time to 5.00 to 1.00 at July 1, 2007. As of September 30, 2006, we were in compliance with the covenants of the credit facility.

Capital Markets

In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman Cornelius B. Prior, Jr. and related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company’s outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and for general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders. These sales were made pursuant to a “universal” shelf registration statement.  Following these sales, there remains for possible issuance from time to time by us under this registration statement approximately $150 million in securities (which could consist of our common stock, debt securities and other equity and convertible securities).

Other than the offering of our common stock, our Board of Directors has not approved any specific financing plans at this time. We may, however, determine in the future to raise capital through a public offering of securities pursuant to this shelf registration statement depending on market conditions and the Company’s corporate financing needs at the time.

Inflation

The Company does not believe that inflation has had a significant impact on its consolidated operations in the periods presented in this Report.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 will be effective for the Company beginning in 2007. Management is currently evaluating the potential impact of FIN No. 48 on the Company’s financial position and results of operations.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (Statement 158). Among other items, Statement 158 requires recognition of the overfunded or underfunded status of an entity’s defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer’s fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. Statement 158 is effective for fiscal years ending after December 15, 2006, and early application is encouraged. Management is currently evaluating the potential impact of Statement 158 on the Company’s financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. Management does not believe there will be any impact upon implementation of SAB No. 108 on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through September, 2006, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar. The effect of the devaluation of the Guyana dollar on our consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of our Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; we did not incur similar losses in 2004.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.  As of September 30, 2006, GT&T maintained $2.7  million of its cash balances in Guyana dollars.

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

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments, we believe fluctuations in interest rates with respect to those investments will not materially affect our financial condition or results of operations. However, changes in interest rates can cause interest rate charges to fluctuate on our variable rate debt, comprised of approximately $1.6 million as of September 14, 2006. A 10% increase, or approximately 87 basis points, in current interest rates would not materially affect our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions. No repurchases were made in the third quarter of 2006. As of September 30, 2006, the Company has a maximum of $4,083,870 of shares that may be purchased under the plan.

Item 6. Exhibits

3.1                                 Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001)

3.2                                 Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10Q (File No. 001-12593) filed on August 14, 2006)

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the Securities Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 14, 2006	/s/ Michael T. Prior
Michael T. Prior President and Chief Executive Officer

Date: November 14, 2006	/s/ Justin D. Benincasa
Justin D. Benincasa Chief Financial Officer and Treasurer