Form 10-K
period 2006-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2007-03-21
CIK 879585

Use these links to rapidly review the document
TABLE OF CONTENTS
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2004, 2005, and 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-191551

Atlantic Tele-Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0728886 (I.R.S. Employer Identification No.)
10 Derby Square Salem, Massachusetts (Address of principal executive offices)	01970 (Zip Code)
(978) 619-1300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2006, was approximately $105,094,568 based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Market.

        As of March 16, 2007, the registrant had 15,191,707 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could prove inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally.

        You should keep in mind that any forward-looking statement made by us in this Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward-looking statements, including those set forth in Item 1A of this Report under the caption "Risk Factors." We have no duty to, and do not intend to, update or revise the forward-looking statements made by us in this Report after the date of this Report, except as may be required by law.

        In this Report the words "we," "our," "ours" and "us" refer to Atlantic Tele-Network, Inc. and its subsidiaries. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report also contains other trademarks, service marks and trade names that are the property of others.

        Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

        Information regarding shares of our Common Stock prior to March 31, 2006 set forth in this Report has been retroactively adjusted to reflect our 5-for-2 stock split that we effected on that date.

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

  •
  Local Telephone and Data.  Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands. We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. We offer facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont. We are a leading Internet access service provider in the U.S. Virgin Islands.

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

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice and data services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for over fifteen years and have demonstrated our ability to grow both customers and revenues by improving service and increasing the number of wireline and wireless products offered to these customers. We believe these sectors provide significant opportunities for organic and external growth.

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

  •
  Partner with Successful Local Owner/Operators.  We partner with local management teams who have demonstrated a successful track record. We believe that strong local management enhances our close relationship with customers and reduces risk. Our geographically diverse businesses are all operated and often partially owned by local managers, employees and investors. We seek to enhance our strong market position by maintaining these partnerships and by leveraging our extensive management experience to assist them in further improving operations.

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

        As a result of these strategies, we have increased our consolidated operating income and earnings per share by approximately 25% and 23%, respectively, on an annually compounded basis from 2002 to 2006. We have also been able to pay cash dividends to our shareholders for 33 consecutive quarters and have increased our quarterly dividend per share by approximately 75% since the beginning of 2002.

Our Company

        We conduct our operations in the mainland United States, Guyana, Bermuda, and U.S. Virgin Islands through the following principal operating subsidiaries and affiliate:

  •
  Guyana Telephone & Telegraph (or GT&T).  In 1991, we acquired an 80% equity interest in GT&T, which is the exclusive provider of domestic wireline local and long distance telecommunications services in Guyana and the largest service provider in Guyana's competitive wireless telecommunications market. GT&T is the successor to the Guyana Telecommunications Corporation, a corporation wholly owned by the Government of Guyana. The remaining 20% equity interest in GT&T is held by the Government of Guyana.

  •
  Commnet Wireless, LLC.  In 2005, we acquired a 95% equity interest in Commnet, which provides wireless voice and data communications roaming services in the United States. We acquired the remaining 5% equity interest in Commnet in January 2007.

  •
  Sovernet, Inc.  In February 2006, we acquired Sovernet, which provides facilities-based integrated voice and broadband data communications services in New England, primarily in Vermont. We currently own a 96% equity interest in Sovernet. The remaining 4% equity interest in Sovernet is held by Sovernet management.

  •
  Bermuda Digital Communications, Ltd (or BDC).  In 1998, we acquired a minority equity interest in BDC, which is the largest wireless voice and data communications service provider in Bermuda, operating under the Cellular One brand. We currently own 43% of BDC. The remaining equity holders include BDC's Bermudian management team. We account for our investment under the equity method of accounting.

  •
  Choice Communications, LLC.  In October 1999, we acquired Choice, which provides fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Through our Choice subsidiary, we also offer fixed wireless digital television services in the U.S. Virgin Islands.

        In addition to our equity interests, we typically receive management fees from our principal operating subsidiaries and affiliate.

        Atlantic Tele-Network, Inc. was incorporated in the State of Delaware in 1987. Our principal corporate offices are located at 10 Derby Square, Salem, Massachusetts 01970. The telephone number at our principal corporate offices is (978) 619-1300. We also maintain a small corporate office in St. Thomas, U.S. Virgin Islands.

Our Services

        Through our operating subsidiaries and affiliate, we provide wireless, local telephone and data, and international long distance services in Guyana, the mainland United States, U.S. Virgin Islands and Bermuda. For fiscal years 2004, 2005 and 2006, our Guyana operations generated 94%, 85% and 60%, respectively, of our consolidated revenue. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 13 to the Consolidated Financial Statements included in this Report.

Wireless Services

        We provide wireless voice and data communications services in the United States, Guyana and Bermuda.

  U.S. Operations

        Through our Commnet subsidiary, we provide wholesale wireless voice and data roaming services in rural markets to national, regional and local wireless carriers. In 2006, we also began to offer these services to selected international carriers. We provide these services through our own networks in markets located principally in Arizona, Colorado, Illinois, Missouri and New Mexico. We also operate smaller networks in seven other states. Many of our sites are located in popular tourist and seasonal visitor areas, particularly in the southwestern states. This seasonal increase in visitors has resulted in higher call volumes and revenue in those areas during summer months. To date, this increase in traffic in those areas has been offset in large part by lower calling volumes in other parts of our service area, such as towns with a large student population. Roaming is a service offered by most wireless service providers that enables their subscribers to utilize their mobile phone service while traveling outside of their service provider's network coverage area. Roaming enables wireless service providers to offer their customers extended coverage without the need to own a network or spectrum. We design, install and operate our wireless networks in areas where our wholesale customers need extended coverage.

        Network.    We currently operate networks with GSM, CDMA, TDMA and analog technologies in both the 850 MHz and 1900 MHz bands. This mix of technologies and spectrum varies by market. However, we often have at least two technologies deployed at each cell site in order to maximize revenue opportunities. The majority of our GSM sites are also equipped with GPRS and/or EDGE data technologies. Our networks are comprised of telecommunications switches, base stations and radio transceivers located on towers and buildings typically owned by others, and leased transport facilities. As of December 31, 2006, we owned and operated 287 base stations consisting of 167 GSM, 49 CDMA and 71 TDMA/analog stations.

        Sales and Marketing.    Historically, most roaming agreements were cancelable at-will. In recent years, however, major carriers have been experiencing technological incompatibility with other wholesalers' networks, which has increased carriers' willingness to make longer term commitments in exchange for supporting technologies and features. We have taken advantage of this environment by entering into long-term, preferred roaming agreements with several major wireless carriers, including AT&T and Verizon. Under these preferred roaming agreements, we typically agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. We believe we have established a track record of building highly-reliable, feature-rich network coverage in a variety of technical environments for major wireless carriers on time and at attractive rates. We believe carriers are drawn to our ability to timely meet buildout requirements, the reliability of our networks and our status as a trusted partner that does not compete for retail subscribers. Once we complete building a rural network, we then benefit from existing roaming agreements with other national, regional, and local carriers to supplement our initial revenues. These non-preferred roaming agreements are usually terminable within 30 days. Because we have no retail subscribers, we do not incur retail distribution or retail marketing costs and our customer service costs are largely limited to technical and engineering support.

        Customers.    We currently have roaming agreements with more than 75 United States-based wireless service providers. As of December 31, 2006, we were the preferred roaming carrier for AT&T (under an agreement that terminates at the end of 2008) and Verizon (under an agreement that terminates in mid-2007) in selected markets. We are in discussions with these providers to renew those agreements and seek to enter into multi-year contracts. In 2006, AT&T and Verizon accounted for 77% of our U.S. wireless revenues.

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

  Guyana Operations

        Through our GT&T subsidiary, we offer wireless telephone service in the vast majority of populated areas in Guyana, including the Georgetown area (Guyana's capital and largest city) and substantially all of Guyana's coastal plain where 70% of Guyana's population is concentrated.

        Guyana is an English speaking nation and part of the British Commonwealth. Located along the north coast of South America, it is approximately 83,000 square miles in size. Guyana has a population of approximately 767,000 people and a per capita GDP of approximately $4,700. As of the end of 2006, we estimate that Guyana's teledensity was approximately 16 access lines per 100 inhabitants. Approximately 35% of the population are wireless subscribers. Economic activity in Guyana is mainly centered on the export of sugar, gold, bauxite/alumina, rice, shrimp, molasses, rum, and timber.

        Network.    We initially constructed a TDMA wireless network in Guyana. In the fourth quarter of 2004, we launched services on our new GSM/GPRS mobile wireless network, alongside our existing TDMA network. GSM/GPRS is a more advanced wireless digital service than TDMA, allowing us to offer richer handset features and certain wireless data services, while increasing our network capacity. The launch of GSM services has also helped us enter into roaming agreements with wireless carriers in a number of other countries, including some of the largest carriers in the U.S., Europe, Canada and the Caribbean, enabling our subscribers to use their handsets in other countries and allowing some visitors to use their wireless phones while in Guyana. At December 31, 2006, we had roaming agreements with 86 wireless carriers.

        We are currently operating both the TDMA and GSM networks. At December 31, 2006, approximately 23% of our subscribers were on the TDMA network and 77% were on the GSM network. In 2006 a large number of our TDMA subscribers migrated to the GSM network and ceased using TDMA services.

        Our TDMA network operates in approximately 20 MHz of spectrum in the 800 MHz band. Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band.

        Customers.    We estimate that approximately 85% of the country's population resides in areas covered by our wireless network. We first introduced wireless service in 1992. As of December 31, 2006, we had approximately 269,000 wireless subscribers, up 18% from the approximately 228,000 subscribers we had at December 31, 2005. In the fourth quarter of 2004, we launched services on a GSM overlay across most of our existing TDMA wireless network. As of December 31, 2006, over 207,000 of our wireless subscribers were GSM subscribers. At December 31, 2006, approximately 96% of our wireless subscribers were on pre-paid plans.

        Sales and Marketing.    We actively market our wireless services through widespread signage, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. We do not maintain any traditional retail stores, although all post-paid wireless customers set up accounts at one of our six business centers and pre-paid customers may do so as well. Our handsets, pre-paid cards and pre-paid accounts are sold primarily through independent dealers who we pay on a commission basis. Wireless subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. These fees are payable on either a pre-paid basis, which means a customer purchases a calling card with a prescribed number of minutes in advance of any usage, or a post-paid basis, which means the subscriber is billed for his or her minutes of use after usage. Pre-payments can be made by the purchase of disposable pre-paid calling card, which come in fixed Guyanese dollar amounts, or by recharging an account via our C-Point electronic terminals available at authorized vendors. The vast majority of our customers are on pre-paid plans.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Since 2004, our primary competition has come from another nationwide GSM provider. This provider was acquired in October 2006 by Digicel, a large mobile telecommunications company operating in many Caribbean countries. As a result, we expect competition to intensify in 2007. We believe the bases on which we compete for customers are price, promotions, coverage and quality of service.

  Bermuda Operations

        BDC provides wireless voice and data service to retail and business customers under the name "Cellular One" throughout the island of Bermuda. BDC commenced operations in July 1999 and became the largest wireless operator in Bermuda by 2002. Bermuda has a total population of approximately 66,000 and a per capita GDP of approximately $69,900, the highest in the world. The customer base in Bermuda, with its high disposable income and business economy built on sophisticated financial services, has consistently shown demand for newer wireless services and capabilities.

        Network.    Following rapid upgrades in earlier years from analog to TDMA to CDMA, in early 2005, BDC enhanced the data speeds and capabilities of its CDMA 1XRTT network by deploying Evolution Data Optimized (or EV-DO) services. Together with the improved handset functionality and data services already enabled by CDMA 1XRTT technology, EV-DO enables BDC to offer significantly higher speed data services. BDC launched these services in the first quarter of 2005 and they proved to be popular with existing and new customers. In late 2005, however, BDC was ordered by Bermuda's Minister of Telecommunications and Technology to cease providing certain of its new data services. BDC appealed the order and a Bermudian court reversed the Minister's order in June 2006. The

Minister has appealed this decision which is scheduled to be heard by the Court of Appeals in June 2007. See "—Regulation of Our BDC Affiliate." BDC recently upgraded its EV-DO network to provide even faster data speeds.

        BDC's advanced network, operating in the 850 MHz frequency band, covers virtually the entire population of Bermuda. BDC also has extensive backbone facilities on the island linking its sites, switching facilities and the international interconnection points. In late 2006, BDC acquired 40% of Hardell Cable TV which holds the right to deploy a digital television and data network in Bermuda utilizing the 2.5 GHz band, the same band in which many companies, including our Virgin Islands subsidiary, have deployed wireless broadband networks.

        Sales and Marketing.    BDC maintains four retail stores and a service center in Bermuda that are a core part of its brand identity and sales efforts. BDC also advertises frequently in the newspapers and other media and sponsor various events and initiatives. BDC sells services in a number of post-paid subscription plans that are distinguished largely by the number of minutes and the enhanced features, such as text messaging, included in the plan. A substantial majority of BDC's customers subscribe to one of its post-paid plans. BDC also has a smaller number of pre-paid subscribers and has established "point of sale" payment terminals to enable those customers to increase their account balance at any one of a number of stores, such as a local grocer. The stores receive a commission and maintain the terminals.

        Customers.    At December 31, 2006, BDC had approximately 21,800 subscribers, which it estimates to be just less than half of the wireless market in Bermuda. As the dominant CDMA operator on Bermuda, BDC is the roaming partner for two of the largest U.S. wireless providers. Since entering into roaming agreements with these and other providers in 2003 and 2004, BDC's roaming traffic has grown and it has been able to offer improved roaming services and rates in North America and elsewhere. This has led to increased roaming revenue in 2006 from visitors to Bermuda and from BDC subscribers traveling abroad. Leveraging its enhanced data capabilities, BDC has been working with the providers with which it has agreements to launch data roaming service and expects reciprocal data roaming arrangements to be put in place in 2007.

        Competition.    Until the fourth quarter of 2001, BDC competed only with the wireless division of the incumbent telephone company in Bermuda, which operates a GSM network. In 2001 another operator launched services on its newly built GSM network. This operator was acquired by AT&T and was subsequently sold in 2005 to Digicel. Although we believe that BDC has the most advanced network in terms of data speeds and reliability, BDC's competitors currently have an advantage in their ability to offer roaming in European countries, where all the major carriers operate GSM networks. One of BDC's competitors has recently begun to construct a smaller scale CDMA network, which may compete for CDMA roaming traffic. However, as the main CDMA operator in Bermuda, BDC has strong relationships with the North American CDMA carriers. We believe the bases on which we compete for wireless retail customers are features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care.

Local Telephone and Data Services

        Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands.

  Guyana Operations

        Through our GT&T subsidiary, we are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. As of December 31, 2006, we had approximately 120,800 access lines in service. This represents approximately 16 lines per 100 inhabitants (based on an estimated population of approximately 767,000), an increase of approximately 6%, or over 7,300 net new lines, compared to lines in service at December 31, 2005. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2006, we continued to extend our network to cover additional rural towns and communities although at a lesser rate than 2004 and 2005. Despite our substantial and continuing investment in extending our fixed line network, some rural areas still do not have telephone service. We plan to bring service to some of these areas in 2007 and beyond, but we expect the pace of our geographic expansion of wireline buildout to continue to decline absent an increase in basic service rates or a subsidy to address the disproportionate cost of operating in remote, sparsely populated areas.

        Network.    We have significantly rebuilt and expanded our telecommunications network. Through December 31, 2006, we have invested approximately $250 million in Guyanese telecommunications infrastructure. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to over 120,000 lines as of December 31, 2006, all of which are now digitally switched lines. Over 5,000 of these lines are located in the Essequibo river delta area and services are delivered to those lines through a fixed wireless technology. Since the provider of this technology no longer adequately supports it, we expect to replace that fixed wireless network in 2007 or 2008 with an alternative technology for delivering both telephone and data services to households and businesses in that region. The deployment of new technology is expected to stimulate growth in this region, which was unserved pending the decision on the new system.

        In addition, we estimate that we have installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that previously did not have service. We also maintain three public telephone centers at which the public can pay to use an ordinary residential-type telephone to make international and domestic calls.

        Sales and Marketing.    Our revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Customers desiring to obtain an access line submit written applications to one of our customer service offices. Service representatives process the applications and service is installed within about two weeks (or, if service is not yet available in that area, the applicant is placed on a waiting list). We employ a minimal sales force, as wireline sales are primarily driven by network expansion and availability of service. Our wireline subscribers pay for telephone service (including international long distance) after being billed for it. Customers can pay their bills at any one of our six business centers, any Western Union branch, commercial banks and post offices.

        Customers.    We provide our wireline telephone services to residential and commercial customers. As a result of our continued network expansion into smaller communities, residential customers account for a growing portion of local telephone service revenues and the vast majority of new lines in service. In 2006, residential customers contributed approximately two thirds of the wireline local telephone service revenue and commercial customers provided approximately one third.

        Competition.    Pursuant to our license from the Government of Guyana, we have the exclusive right to provide domestic wireline local, long distance and international voice and data service in Guyana. The exclusivity provisions of our license have been the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk."

  U.S. Operations

        As a result of acquiring Sovernet in February 2006, we are a leading competitive integrated voice and broadband data communications services provider in Vermont. We also provide services in parts of New Hampshire and expect to expand further into neighboring states in 2007.

        Network.    We provide voice and data services using a network comprised of telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2006, we had approximately 25,600 business and 4,400 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines in a high-speed/high-capacity circuit.

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

        Customers.    We focus on two subsets of customers in this market: small to medium sized businesses (or SMBs) and residential customers, with a particular focus on SMBs going forward. Our SMB customers require multiple telephone lines for voice communications, digital subscriber line (or DSL), DS1 and/or DS3 broadband data communications capacity. Our residential customers require voice and data communications (using either DSL or lower-speed, dial-up modems for data communications). As of December 31, 2006, we had approximately 4,000 business accounts and 3,500 residential accounts.

        Competition.    We compete for customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers, coupled with superior customer service and competitive pricing. Our primary competitor is Verizon, the incumbent telecommunications provider. In January 2007, Verizon announced that it had reached an agreement to sell its access lines and local telephone business in Vermont, New Hampshire and Maine to an entity owned by Verizon shareholders and Fairpoint Communications, a smaller rural telephone company based in North Carolina. This transaction is subject to regulatory approval and other conditions. We also compete occasionally with other competitive service providers who target small and medium sized businesses, cable companies and other Internet service providers seeking to provide voice and/or data services primarily to residential customers.

  U.S. Virgin Islands Operations

        Through our Choice subsidiary, we are a leading provider of Internet access services in the U.S. Virgin Islands. We provide Internet access services throughout the U.S. Virgin Islands, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and a variety of wireless broadband technologies. The broadband services include near-line-of-sight (or NLOS) portable wireless capabilities sold under the ClearChoice™ service name and WiFi hotspots and fixed wireless. We also provide fixed wireless digital television services to residential subscribers and hotel rooms. In July of 2005, we launched our new ClearChoice™ service, a NLOS broadband wireless service that allows residential and small business customers to easily self-install the broadband Internet service and provides the customer the ability to move service from one location to another. We completed major infrastructure build-outs in 2004 that significantly expanded the service areas covered by our wireless network. In 2005 and 2006, we expanded our broadband and television coverage, in addition to the launch of ClearChoice™ on the islands of St. Thomas and St. John, with the addition of a new tower on the southeast side of St. Thomas. We have also continued our rollout of broadband WiFi hotspots to serve the extensive tourist market.

        With respect to our Internet access services, we continue to experience an increase in customer demand for broadband access services and a decrease in customer demand for dial-up services. As of the end of 2006, the number of our broadband data customers increased by 146% compared to 2005, due to the continued popularity and increased coverage of our ClearChoice™ service. During 2006, we also sold high capacity fixed wireless data services to some significant new business and governmental customers. During the same period the number of our dial-up subscribers decreased by 16%.

        Network.    We have expanded our digital television and data networks over the last three years to support new service capabilities and provide more capacity for new broadband Internet customers. In 2004, we decided to build our core and primary customer access data networks using licensed spectrum to avoid the radio interference that often occurs in the U.S. Virgin Islands. All our services (other than customer access at our WiFi hotspots) are provided over this licensed spectrum. Although we are currently the only carrier in the U.S. Virgin Islands using licensed spectrum to provide these services, we believe other carriers will soon offer these services using a recently auctioned spectrum band, or other licensed spectrum. In general, our network consists of high-capacity, microwave backbone systems with lower capacity links for NLOS and WiFi access points. Our digital head-end feeds the television network and off-island connectivity is provided by leased, fiber-based interconnections.

        Sales and Marketing.    We have expanded our presence in the marketplace by continued leverage of the Choice name. Newer services, such as ClearChoice™, incorporate the marketplace recognition of the Choice name. We have three retail locations in the U.S. Virgin Islands that account for the majority of customer interaction. We also have direct sales and increased efforts to sell our high speed data products to potential business and governmental customers.

        Customers.    Our services are offered to local residential customers, hotels and lodging facilities, other local businesses and governmental agencies.

        Competition.    Our Internet access services compete mostly with the local telephone company, as well as some smaller Internet providers. Competition from mobile wireless carriers may increase in the future. Our digital television services compete mostly with the local cable television provider and, to a much lesser extent, satellite television service providers. We believe the bases on which we compete for wireless broadband customers are price, ease of installation and network quality. We believe the bases on which we compete for wireless digital television customers are price, programming and customer service.

International Long Distance Services

        Through our GT&T subsidiary, we are the exclusive provider of international long distance voice and data communications into and out of Guyana. We collect a payment from foreign carriers for handling international long distance calls originating from the foreign carriers' country and terminating in Guyana. We make a payment to foreign carriers for international calls from Guyana terminating in the foreign carrier's country and are entitled to collect from our subscribers (and from competing wireless carriers), a rate that is regulated by the Public Utilities Commission of Guyana.

        For fiscal years 2004, 2005 and 2006, our revenues from international long distance services were 53%, 44% and 30%, respectively, of our consolidated revenues. Most of these revenues were from collecting settlement rate payments, which are paid in U.S. dollars, for international long distance calls into Guyana from other countries.

        For fiscal years 2004, 2005 and 2006, inbound international long distance traffic (together with outbound collect which also entitles us to receive a settlement rate payment), was approximately 85% of our total minutes of international long distance traffic as shown in the table below:

	International Traffic
	2004		2005		2006
	(minutes in thousands)
Inbound paid and outbound collect	150,111	85%	156,857	85%	164,553	86%
Outbound paid	27,083	15%	27,386	15%	26,271	14%

Total	177,194	100%	184,243	100%	190,824	100%

        We estimate that over one million Guyanese live in the United States, Canada and the United Kingdom and drive this profitable traffic to Guyana. With respect to outgoing international traffic, during the past three years, amounts collected by us for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic, and the average rate we pay for outgoing international traffic has declined significantly as well.

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

        Network.    Our international long distance network is linked with the rest of the world principally through our ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. We own capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the U.S. Virgin Islands and the mainland United States, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (or ECFS) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch through French Guiana, Suriname and Guyana. We also lease capacity on an Intelsat satellite. We have two Standard B earth stations, which provide both international and local services, and provide a partial back-up to our fiber optic cable capacity.

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

        Customers.    With respect to outgoing international long distance calls, our customers consist of our local wireline customers and wireless subscribers. With respect to incoming international long distance calls, we receive payments from foreign carriers, especially Verizon and IDT Corporation. For 2004, 2005 and 2006, Verizon accounted for approximately 16%, 9% and 9%, respectively, and IDT Corporation accounted for approximately 12%, 14% and 10%, respectively, of our consolidated revenue. See Note 2 to the Consolidated Financial Statements included in this Report.

        Competition.    Pursuant to our license from the Government of Guyana, we have the exclusive right to provide international long distance voice and data service into and out of Guyana. The exclusivity provisions of our license have been the subject of negotiations with the Government of Guyana. See "Regulation of our GT&T Subsidiary—Other Regulatory Developments." and "Risk Factors—Our exclusive license to provide local exchange and long distances telephone services in

Guyana is subject to significant political and regulatory risk." In addition, we have become aware of efforts to bypass our international exchange and avoid paying us termination fees. We have taken action against local companies and individuals who are engaging in these efforts. In addition, we have made complaints to various foreign carriers and regulatory bodies in an effort to protect our network and our rights under our license. We will continue to monitor these activities and move vigorously to defend our interests. See "Risk Factors—Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results."

Employees

        As of December 31, 2006, we had 852 employees (797 full-time and 55 part-time), approximately 700 of which were employed by our GT&T subsidiary. At the holding company level, we employ the executive management team and minimal staff. More than half of the GT&T full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. GT&T completed its most recent negotiations with the union in the fourth quarter of 2006 on the salaries and wages section of a new contract and signed an agreement (which applies to non-unionized personnel as well) awarding workers a 6.5% increase for the period from October 2006 to September 2007 and a 5% increase for the period from October 2007 to September 2008. GT&T management and the union are presently engaged in negotiating an increase in employee benefit allowances to account for the new VAT tax of 16% now levied on many of the benefit allowances paid to employees of GT&T. GT&T's contract with the union expires in September 2008. We do not have any union employees in Bermuda or the United States.

        We consider our employee relations to be satisfactory.

Regulation

        Our telecommunications operations are subject to extensive governmental regulation. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, local, and foreign regulation and legislation that may affect our businesses. Please refer to Note 11 of the Consolidated Financial Statements included in this Report for a more detailed discussion of regulatory and litigation matters that concern our business.

        Legislative or regulatory requirements currently applicable to our businesses may change in the future and legislative or regulatory requirements may be adopted by those jurisdictions that currently have none. Any such changes could impose new obligations on us that would adversely affect our operating results.

Regulation of Our GT&T Subsidiary

        We are subject to regulation in Guyana under the provisions of our licenses from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 (or PUC law) and the Guyana Telecommunications Act 1990 (or Telecommunications Law). The Public Utilities Commission of Guyana (or PUC) is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. We also have certain significant rights and obligations under our agreement with Guyana pursuant to which we acquired our interests in GT&T in 1991, which we refer to as the Guyana Agreement.

        Licenses.    We provide domestic local and long distance wireline telephone services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide: public telephone, radio telephone, and pay telephone services; national and international wireline voice and data communications; sale of advertising in any telephone directories; and, switched or non-switched private line service. Rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has a 20-year term and is renewable for an additional 20 year term at our option. We provide wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana. Our wireless license also was granted in December 1990 and has a 20 year term, which is renewable for an additional 20-year term at our option.

        Guyana Agreement.    In 1991, we entered into the Guyana Agreement, pursuant to which we agreed to provide telecommunications services for public use in Guyana, including completing by February 1995 a significant expansion of those services, in exchange for a minimum return of 15% per annum on GT&T's capital dedicated to public use (or rate base). Based on a rate of return methodology consistent with the practices and procedures of the FCC, we believe the rate base includes GT&T's entire property, plant and equipment. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the rate base. The Guyana Agreement also provides that, upon non-renewal of our exclusive wireline license, the Government of Guyana will be entitled to purchase our interest in GT&T or the assets of GT&T upon mutually agreed upon terms or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

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

        We believe that the PUC has failed to adhere to the provisions of the Guyana Agreement guaranteeing us a minimum 15% per annum return on GT&T's rate base as required under the current PUC Law and predecessor statutes in effect since 1990. For a description of recent actions of the PUC, see Note 11 to the Consolidated Financial Statements included in this Report.

        Other Regulatory Developments.    In 2001, the Government of Guyana announced its intention to introduce additional competition into Guyana's telecommunications sector and reports and comments since that date indicate that this remains the Government's intention. We believe that the introduction of wireline-based competition would require the termination of certain exclusivity provisions of our wireline license, and thus would require our consent and appropriate compensation to GT&T, including but not limited to an adjustment of service rates to reflect the real economic cost of providing such services. The government recently informed GT&T directly of its desire to hold talks in 2007 regarding the exclusivity terms of GT&T's license. Any such talks are likely to cover a number of outstanding issues, such as certain tax matters. We also believe that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and Note 11 to the Consolidated Financial Statements included in this Report.

        In April 2006, the National Assembly of Guyana enacted the Competition and Fair Trading Act as part of an effort to promote fair trading practices among businesses in Guyana and the Caribbean region. This Act prohibits anti-competitive business conduct which prevents, restricts or distorts competition or constitutes the abuse of a dominant position in the market. Because the Act specifically does not apply to activities expressly approved under any treaty or agreement to which Guyana is a party, we do not believe that it has any impact on the continued effectiveness of the exclusive license held by GT&T, which was granted pursuant to an agreement with Guyana. However, we do expect that the Act would apply to any misconduct leveraging a dominant market position. The Act contemplates the establishment of a Competition Commission to oversee the enforcement of the Act, including investigating misconduct that may improperly leverage a dominant market position. This new

Competition Commission would have authority over public utilities, including GT&T, with respect only to the provisions of the Act and would be required to consult with the PUC before taking any actions against a public utility.

        In March 2006, the National Frequency Management Unit (or NFMU) reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to GT&T and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. In January 2006, GT&T asked the Prime Minister, who is responsible for telecommunications, to increase the frequency allocation in the Georgetown boundary area as it was becoming clear that the limited spectrum allocation was creating significant problems for operators and their customers because of the constraints it imposed on network capacity. This area has a very dense population and constitutes over 40% of total wireless use in Guyana. In connection with the subdivision of the GSM 900 MHz spectrum, the Government granted GT&T additional GSM 1800 MHz spectrum in May 2006. GT&T is utilizing equipment in this spectrum band which has significantly helped it to reduce congestion in higher traffic areas.

        In November 2006, Digicel, which operates a cellular 900 MHz service in other Caribbean countries, announced that it had acquired the assets of CelStar Guyana Inc., or CSG, our then existing wireless competitor, including CSG's mobile license. As a result, Digicel withdrew its request to the Government of Guyana for a separate mobile license which it had submitted prior to the acquisition. Also, Digicel caused CSG to withdraw CSG's previously submitted application for a second license in the GSM 900 MHz band under the name and in the corporate entity of U-Mobile.

        In January 2007, the PUC issued a ruling allowing cellular companies the freedom to set peak rates within a floor of G$7.00 (approximately US $0.035) and a ceiling of G$32.00 (approximately US$0.16), with an off-peak ceiling of not less than 12% below the peak ceiling. Our current peak rates range from G$17.00 to G$38.00. The PUC also directed GT&T and Digicel to initiate per second billing for cellular service as opposed to the pre-existing practice of per-minute billing.

        FCC Rule-Making and International Long Distance Rates.    The actions of telecommunications regulators, especially the FCC, affect the settlement rate payable by foreign carriers to GT&T for handling incoming international long distance calls. In 1997, the FCC adopted mandatory international accounting and settlement rate benchmarks for many countries. In January 2002, the FCC reduced the settlement rate benchmark for low-income countries, including Guyana from $0.85 to $0.23 per minute. The reduction in the settlement rate resulted in a substantial reduction in inbound international telecommunication revenue. See "Management Discussion and Analysis of Financial Condition and Results of Operations—Overview." In 2002, and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC rejected AT&T's request in early 2004, it indicated that it will continue to monitor and evaluate settlement rate benchmarks.

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

        Licenses.    We provide our wireless services under various commercial mobile radio services (or CMRS) licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Basic Trading Areas (or BTAs), as defined by the FCC. The FCC generally grants all CMRS licenses through an auction process, after determining how many licenses to make available in particular frequency ranges and the terms on which the license auction will be conducted.

        License Renewals.    These licenses generally have a 10-year term and are renewable upon application to the FCC. Licenses may be revoked for cause, and license renewal applications may be denied if the FCC determines that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have complied with applicable FCC rules and policies and the Communications Act, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

        The FCC may deny applications and, in extreme cases, revoke licenses, if it finds that an entity lacks the requisite "character" qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations, or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either us or the licensees in which we hold a controlling interest that would warrant such a finding by the FCC.

        With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of at least 90 continuous days, our license for that area would be automatically forfeited.

        License Acquisitions.    The FCC's prior approval is required for the assignment or transfer of control of a license for a wireless system. Before we can complete a purchase or sale, we must file appropriate applications with the FCC, which the FCC then puts on public notice, typically providing the public with 14 days to oppose or comment on the proposed transaction. In addition, the FCC has implemented disclosure obligations that require licensees that assign or transfer control of a license acquired in an auction within the first three years of the license term to file associated sale contracts, option agreements, management agreements, or other documents disclosing the total consideration that the licensee would receive in return for the transfer or assignment of its license. Non-controlling minority interests in an entity that holds a FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements.

        The FCC now permits licensees to lease spectrum under certain conditions including either notice to the FCC or prior approval from the FCC, depending on the level of control retained by the Licensee. Spectrum leasing provides additional flexibility for wireless providers to structure transactions and creates additional business and investment opportunities. We are leasing spectrum in certain areas. Further, the FCC now engages in a case-by-case review of proposed transactions (license agreements and leases) in which an entity would be attributed an interest in ownership of certain amounts of CMRS spectrum. We believe the FCC's recent changes could further increase the ability of wireless operators to attract capital or to make investments in other wireless operators.

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

        In August 2005, the FCC initiated a proceeding to review the rules governing roaming services, or arrangements between CMRS operators when one operator's subscribers make or receive calls over a second operator's network. We cannot predict the net impact of any changes in the roaming rules on us.

Wireless and Wireline Services

        In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue.

        Amendments to the Communications Act encourage competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to:

  •
  negotiate interconnection agreements at any technically feasible point on just, reasonable, and non-discriminatory rates, terms, and conditions;

  •
  provide access to certain unbundled network elements (or UNEs), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost-based rates in certain circumstances;

  •
  provide physical collocation, which allows competitive local exchange carriers (or CLECs), such as Sovernet, to install and maintain its network termination equipment in an ILEC's central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

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

        In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or BOCs) have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. However, the FCC has removed the BOC's obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on Sovernet's financial condition or operations. Sovernet operates in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, has benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and has benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

        Choice has not similarly benefited from these provisions, because, in contrast to Sovernet, Choice operates in a region where the ILEC is classified as a rural ILEC, such that under Section 251(f) of the Communications Act, the rural ILEC is exempt from certain unbundling and other obligations that are set forth in Section 251(c) of the Communications Act.

Internet Services

        We provide Internet access services as an Internet service provider (or ISP). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. The FCC generally preempts state and local regulation of information services. On September 23, 2005, the FCC issued a general policy statement regarding neutral access to and operation of the Internet. SBC and Verizon, the two largest ILECs, agreed to conduct their businesses in compliance with the FCC policy as a condition of the FCC's approval of their acquisitions of AT&T and MCI, respectively. We, however, do not know to what extent or in what context the FCC will enforce these policies, and whether the FCC will constrain any ILEC actions taken in contravention of these policies. There may be new legislation or further FCC action to address access to the Internet, and we cannot predict the impact of any such actions on our results or operations.

State Regulation of Our Commnet and Sovernet Subsidiaries

        Federal law preempts state and local regulation of the entry of, or the rates charged by, any CMRS provider. As a practical matter, we are free to establish rates and offer new products and service with a minimum of regulatory requirements. The states in which we operate maintain nominal oversight jurisdiction. For example, although states do not have the authority to regulate the entry or the rates charged by CMRS providers, states may regulate the "other terms and conditions" of a CMRS provider's service. Most states still maintain some form of jurisdiction over complaints as to the nature or quality of services and as to billing issues. Since states may continue to regulate "other terms and conditions" of wireless service, and a number of state authorities have initiated actions or investigations of various wireless carrier practices, the outcome of these proceedings is uncertain and could require us to change certain of our practices and ultimately increase state regulatory authority over the wireless industry. States and localities assess on wireless carriers taxes and fees that may equal or even exceed federal obligations.

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

        In 2002, we petitioned the PSC for classification as an "Eligible Telecommunications Carrier" (or ETC), which would permit us to apply for Universal Service Fund (or USF) support to deploy telecommunications services in the U.S. Virgin Islands, which is classified as a rural and high-cost area for USF purposes. In 2004, the PSC concluded that it lacked jurisdiction to decide this issue and directed the petition to the FCC. In January 2005, we filed a petition for ETC status with the FCC, which remains pending. If we are designated an ETC, a significant capital investment may be necessary to build out the capabilities to sustain the ETC designation and meet the requirements for federal USF support.

        In July 2004, the FCC released an Order revising the rules and spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which we operate our video and broadband data services. The new rules restructure these bands and could impact our operations and customers. Choice objected to the new rules and requested an opportunity to opt-out of the new band plan. In April 2006, the FCC declined to adopt an opt-out provision, but stated that requests for waivers will be considered on a case-by-case basis. We believe a request for waiver from Choice would be viewed favorably by the FCC.

        In a separate proceeding in September 2005, the FCC released an order reallocating to Advanced Wireless Services (or AWS) another spectrum band used by Choice for its broadband data service. In September 2006, the FCC completed an auction of new AWS spectrum to new licensees of AWS. As a result, we will be required to relocate certain operations to different spectrum, which may result in a reduction of the amount of overall spectrum available to us. However, we believe any disruption to operations by relocating to accommodate new AWS licensees will be mitigated by the FCC's relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the relocation.

        We believe Choice has successfully minimized the potential negative impact of these rules and proceedings on us.

Regulation of Our BDC Affiliate

        In Bermuda, our BDC affiliate is subject to Bermuda's Telecommunications Act of 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. In June 2006, the court ruled in favor of BDC. The ministry has filed an appeal which is scheduled to be heard in June 2007.

        In August 2006, the Bermuda Ministry of Telecommunications & E-Commerce released an industry consultation document seeking comment on a new regulatory framework for the telecommunications industry. The ministry asked current telecommunications service providers to comment on methods to liberalize the telecommunications industry in Bermuda including converting existing service-specific licenses to Unified Domestic Licenses (or UDLs) that permit any company to offer any type of service. Adoption of the UDL proposal may void any decision of the Appeals court adverse to the BDC. This inquiry is in its early stages and BDC is actively participating in the process at the ministry to make its position known.

Taxation—Guyana

        GT&T's worldwide income is subject to Guyanese tax at a rate of 45% of taxable income. The Guyana Agreement provides that the repatriation of dividends to Atlantic Tele-Network and any payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to Atlantic Tele-Network or any of its subsidiaries for management services shall be payable in foreign currency and shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See "Risk Factors—Risk Relating to Our Wireless and Wireline Services in Guyana—GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations" and Note 11 to the Consolidated Financial Statements included in this Report.

Taxation—United States

        As a U.S. corporation, Atlantic Tele-Network is subject to U.S. federal income taxation on its worldwide net income, currently at rates up to 35% of taxable income. Due to the 2005 acquisition of Commnet Wireless, LLC and its classification as a domestic partnership for U.S. tax purposes, Atlantic Tele-Network has included its pro rata share of Commnet's taxable income in its U.S. taxable income. In February 2006, Atlantic Tele-Network acquired Sovernet, Inc., also a domestic based company.

        In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) of a foreign corporation when they are actually distributed. However, there are exceptions for certain types of income of a controlled foreign corporation (or CFC) that may require E&P to be included in the United States parent's taxable income before it is actually distributed.

        GT&T is a CFC for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended or the Code. Under those provisions, Atlantic Tele-Network may be required to include in income certain E&P at the time such E&P are earned by GT&T, or at certain other times prior to being distributed to Atlantic Tele-Network. These earnings are referred to as "Subpart F" income. In general, to the extent E&P are distributed in a later year, the previously taxed amounts are not subject to U.S. taxation upon the distribution. For the current year, Atlantic Tele-Network has included into U.S. income a portion of the unremitted E&P of GT&T. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained under those provisions, Atlantic Tele-Network is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against Atlantic Tele-Network's U.S. federal income tax.

        On October 22, 2004, the American Jobs Creation Act, which addressed multiple areas of U.S. taxation, was signed into law. For Atlantic Tele-Network, the most relevant sections included an increased carryforward period of certain foreign tax credits from 5 years to 10 years and increased ability to offset Alternative Minimum Tax (or AMT) with foreign tax credits. As of the end of 2006, Atlantic Tele-Network has a foreign tax credit carryforward of approximately $16.9 million. These credits begin expiring in 2011. Based upon current projections and planning, Atlantic Tele-Network currently estimates that it is more likely than not that $11.6 million of these credits will expire unutilized. It has therefore placed a valuation allowance of $11.6 million against the foreign tax credit carryforward. Historically, Atlantic Tele-Network's overall effective tax rate exceeds the effective tax rates for Guyana and the U.S. The higher effective tax rate is attributable to reserves provided for uncertain tax positions in Guyana, the operating losses with respect to Choice Communications that Atlantic Tele-Network has not been able to derive any tax benefits from and state taxes that have resulted from the acquisition of Commnet.

        A U.S. corporation is classified as a Personal Holding Company (or PHC) if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income (principally passive income, including interest and dividends) included in the Code definition of "PHC Income." For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 15%. Atlantic Tele-Network satisfied the above ownership criterion prior to its July 2006 common stock offering but we believe Atlantic Tele-Network did not satisfy the income criterion for classification as a PHC for 2004, 2005 and 2006.

Available Information

        Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the "Financial Statements and Federal Filings" portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge upon request by writing to us at 10 Derby Square, Salem, Massachusetts 01970, Attention: Investor Relations, or by calling us at (978) 619-1300.

        We have adopted a written Code of Business Conduct and Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of conduct may be obtained free of charge upon request by writing to us at the above address.

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in, or incorporated by reference into, this Report, you should carefully consider the risks described below which could materially affect our business, financial condition or future results. These risks are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary GT&T has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of local exchange and long distance services. From time to time since 2001, Guyana Government officials have publicly stated their intention to revoke or terminate the license and have made efforts to enact legislation that would allow for competition in areas that are precluded by the exclusivity terms and, in addition, the regulatory body in Guyana initiated an action a number of years ago questioning the status and validity of such terms. President Bharrat Jagdeo has publicly and privately stated that it is a priority of his administration to enable other telecommunications companies to provide wireline services covered by our exclusive license, as well as to increase the number of wireless service providers. The government recently informed GT&T of its desire to hold talks in 2007 regarding the exclusivity terms of our license. While we would seek to enforce our rights under the exclusive wireline license and believe that we would be entitled to damages for any termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceedings.

        We are highly dependent on GT&T for a substantial majority of our revenues and profits. Approximately 60% of our consolidated revenue for the year ended December 31, 2006 was generated by GT&T. As of December 31, 2006, we have invested approximately $250 million in Guyanese telecommunications infrastructure. Any modification, early termination or other revocation of the exclusive wireline license could adversely affect a substantial majority of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. For the year ended December 31, 2006, our revenues from GT&T's inbound and outbound international long distance services were $46.7 million (or 30% of our consolidated revenue for 2006) and constituted a significant portion of our profits. More than 80% of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. In January 2002, the FCC reduced the payment rate for U.S.-Guyana traffic from $0.85 per minute to $0.23 per minute, which negatively impacted GT&T's operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less. We believe the volume of international long distance voice traffic, particularly outbound traffic, is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

The regulation of the rates that GT&T may charge for services may adversely affect our profitability, revenue growth and our ability to make additional network investment in Guyana.

        The rates that GT&T may charge for its public services are regulated by the PUC, an independent regulatory body responsible for regulating telecommunications in Guyana. The PUC has authority to set rates for local wireline, outbound international mobile and a range of other services and has broad powers to assess GT&T's compliance with the terms of GT&T's exclusive license with the Government of Guyana. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return equal to 15% of GT&T's capital dedicated to public use. Unless otherwise agreed to by the parties, the license states that such rates shall be calculated on the basis of GT&T's entire property, plant and equipment in a manner consistent with the practices and procedures of the FCC. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the base upon which rates are determined in accordance with the terms of the license (or rate base). Furthermore, although it has not been an issue in recent years, when we have demonstrated under-earning in the past the PUC has often refused to allow an increase in rates to the level we believed necessary to earn the minimum return. Any failure by the PUC to calculate rates in accordance with the rate of return calculation in the license or to allow an increase in rates when we demonstrate under-earning would adversely affect our profitability, revenue growth and our ability to make additional network investment in that country.

        In addition, we calculate the rate base in U.S. dollars based on a historical U.S. dollar valuation of dedicated capital, which protects the value of GT&T earnings, to the extent rate increases are allowed, from devaluations in the Guyanese dollar. The PUC has neither approved nor disapproved this method of calculation. If we were required to calculate the rate base based on a Guyanese dollar valuation of dedicated capital, the value of GT&T's earnings would be subject to devaluations in the Guyanese dollar if we are unable to increase rates.

        In January 2007 the PUC established floor and ceiling rates for both the pre-paid and post-paid cellular services offered by GT&T and the competitor. The PUC also directed GT&T and Digicel to bill cellular calls on a per second basis rather than rounding to the next minute. Any rapid decline in market pricing as a result of these changes, without an offsetting increase in volume, would negatively impact the revenues and profits of our wireless business in Guyana.

GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations.

        GT&T's worldwide income is subject to Guyanese tax at an overall rate of 45%. GT&T has received various income tax assessments from Guyana tax authorities that claim GT&T owes approximately $23.5 million in additional income taxes for past periods. A substantial portion of this amount is based on the disallowance of 80% of GT&T's deduction for management fees paid to us pursuant to the original investment agreement and related agreements. This management fee is currently set at approximately 6% of GT&T's revenue. Although we believe that the fee is part of the original contract, is similar to amounts charged by other international telecommunications companies to their foreign subsidiaries for management advisory services and is an appropriate and proper expense, we may not prevail in these tax disputes. In addition, as part of an overall settlement of outstanding issues with the Government we might be forced to agree to reduce the amount of, or deductibility of, the management fees. If GT&T is required to pay these additional taxes and/or reduce our management fee, it could have a material adverse effect on our financial condition and results of operations.

Other Risks Relating to Our Businesses and Industry

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

        We face competition in the markets in which we operate. For example:

  •
  In Guyana, we have faced competition from a nationwide wireless service provider since late 2004 and expect that competition to intensify in 2007 because of the acquisition of that provider by a larger regional operator with operations throughout the Caribbean, greater resources than its predecessor, and a reputation for competing very aggressively and effectively.

  •
  In Vermont, in addition to other competitive voice and data communications service providers, we compete with a much larger regional carrier, which has greater financial resources, greater economies of scale and may employ more advanced technology than us.

  •
  Commnet's greatest competitive risk is the possibility that its current customers may elect to build or enhance their own networks within the rural market in which Commnet currently provides service, which is commonly known as "over-building." If Commnet's customers, which have greater financial resources and access to capital than we have, determine to over-build, their need for Commnet's roaming services will be significantly reduced or eliminated.

  •
  In Bermuda, BDC competes with the incumbent wireless service provider and a larger regional provider, which, because of their greater size and financial resources, have earlier access to the most technologically advanced handsets and have greater negotiating power in purchasing handsets and other equipment from vendors.

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

        The future growth of our retail wireless businesses and affiliates may be constrained by the smaller markets that we serve. In Guyana, the wireless communications market is relatively small in comparison with other developing countries and regions. At December 31, 2006, we estimate that the wireless penetration rate (the percentage of a population subscribing to wireless services) in Guyana is approximately 40%. Bermuda is also a relatively small wireless market. At December 31, 2006, we estimate that the wireless penetration rate in Bermuda is approximately 70%. Even if competition does not intensify, it is unlikely that our wireless subscriber levels will continue to grow at the same rate as in the past.

        In addition, we believe that some portion of our wireless subscriber growth in Guyana since our deployment of GSM services in the fourth quarter of 2004 may be a result of TDMA pre-paid subscribers buying a GSM handset and temporarily retaining their TDMA handset until their TDMA pre-paid accounts are depleted. Such a subscriber would temporarily appear as two subscribers in our wireless growth numbers. This overlap would likely abate with the passage of time, which may reduce the future subscriber growth numbers but should not affect revenue.

A significant portion of our U.S. wireless revenue is derived from a small number of customers.

        Our Commnet subsidiary, which accounted for approximately 27% of our consolidated revenue in 2006, generates a substantial majority of its revenues from three national wireless service providers. In 2006, the three national wireless service providers together accounted for 90% of Commnet's revenues.

Commnet's relationships with its customers generally are much more financially significant for Commnet than its customers, which can give its customers significant leverage in negotiating pricing and other terms. Commnet's current agreements with its two largest customers terminate in mid-2007 and late-2008. If we fail to keep any of these customers satisfied with our service offerings or economic terms and lose their business or are unable to renew or enter into new agreements with these customers on beneficial terms to us, we could suffer a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

Our failure to maintain favorable roaming arrangements could have a material adverse effect on our ability to provide service to retail wireless customers who travel outside our coverage area.

        In addition to providing us with significant revenue, the roaming arrangements established by BDC and, to a lesser extent, GT&T enable our retail wireless customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers competitively priced regional and international rate plans that include areas for which we do not own wireless licenses, and this is particularly important to BDC's customers in Bermuda who travel frequently. If we are not able to maintain favorable roaming agreements with other wireless carriers, we may no longer be able to offer these regional and international rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. This could have a material adverse effect on our future operations and financial condition. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether. Furthermore, our roaming revenue is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners' home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue which could have a material adverse effect on our results of operations.

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

        We are subject to U.S. federal, state and local regulations, Bermudian government regulations and Guyanese government regulations, all of which are subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

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

        While we believe we are in compliance with federal and state regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities. Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding our consumer marketing practices and the contents of our bills, on an on-going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificate of authority to provide service should not be revoked.

        In Guyana, we are subject to regulation by the PUC, which has authority to assess GT&T's compliance with the terms of GT&T's exclusive wireline license with the Guyanese government and has regulatory authority over GT&T's wireless service. See "Business—Regulation of Our GT&T Subsidiary."

        The Competition and Fair Trading Act (or the Act), which was passed by the National Assembly of Guyana in April 2006, prohibits anti-competitive business conduct that presents, restricts or distorts competition or constitutes the abuse of a dominant position in the market. Since this Act was only recently passed, we cannot assure you that the Government of Guyana, the Competition Commission or third parties will not seek to apply the Act against our operations in Guyana in a manner which might adversely affect our financial condition or results of operations. See "Business—Regulation of Our GT&T Subsidiary."

        In Bermuda, BDC is subject to the Telecommunications Act of 1986. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. On June 6, 2006, the court ruled in favor of BDC. The ministry filed an appeal which is scheduled to be heard during the June 2007 session of the Appeals Court. If the directive against BDC is upheld, it could negatively affect BDC's ability to grow its revenue. See "Business—Regulation of Our BDC Affiliate."

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

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Commnet's wireless licenses expire between 2007 and 2015. Choice's wireless licenses expire between 2008 and 2016. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

  •
  the development and adoption of VoIP telephony services;

  •
  development of data and broadband capabilities; and

  •
  migration to next-generation services, which may require the purchase of additional spectrum.

        For us to keep up with these technological changes and remain competitive, we will be required to continue to make significant capital expenditures. Our value to the wireless carriers that are Commnet's customers depends in part on our network's ability to support the services that such carriers' customers demand. For example, mobile high-speed wireless data services, which allow customers of wireless carriers to use the wireless network to send and receive data files and access the Internet, have become increasingly popular in the United States. While we offer certain advanced services, such as GSM-EDGE, in certain of our coverage areas, we do not currently offer those services in all areas nor do we currently offer other such services such as CDMA EV-DO. As demand for these services continues to grow, we may have difficulty satisfying our customers without substantial upgrades, which could have an adverse effect on our business. Similarly, in other markets, if we do not offer new services that are popular with customers and are offered by competitors, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

        We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Also, alternative technologies may be developed that provide communications service or alternative service superior to that available from us. Rapid changes in technology in our market may adversely affect our business. For example, to accommodate the demand by customers of Commnet's roaming partners for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us or be available on attractive terms. We cannot assure you that we will gain access to spectrum or capacity at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with carriers offering these new technologies in our markets.

We rely on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber or revenue growth and operating results could suffer significantly. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including GT&T's reliance upon Nortel Networks and BDC's reliance upon Lucent Technologies, Inc. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

If we lose our senior management, our business may be adversely affected; we rely on local management to run our operating units.

        The success of our business is largely dependent on our executive officers and the executive officers of our operating units, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, intense competition for qualified personnel in the communications industry, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees and none of the executives at our parent company are under employment agreements.

        We rely heavily on local management to run our operating units. Most of the markets we operate in are small and somewhat isolated and therefore it is particularly difficult attracting and retaining talented and qualified managers and staff in those markets. For example, in 2005 and early 2006, we spent many months trying to find an appropriate replacement for our departing chief financial officer of GT&T.

Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our customer growth.

        Our financial and operational success depends on ensuring that we have adequate network capacity and a sufficient customer and operational support systems to accommodate anticipated new customers and the related increase in usage of our network. This includes capacity on our wireline and wireless networks and capacity on our inter- and intra-network transport facilities. Our failure to expand and upgrade our networks and transport facilities to meet the increased usage could impair our quality of service, cause a decline in customer satisfaction and have a material adverse effect on our business. For example, in late 2005 and early 2006 we experienced severe congestion problems on parts of our GSM network in Guyana due to more rapid growth in GSM subscribers than expected and, as a result, we experienced adverse publicity and negative reaction from our customers and Guyana regulators. See "Business—Regulation of Our GT&T Subsidiary."

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

        In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service functions will increase as we add new customers and offer new services and pricing plans. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand and adapt quickly enough to keep up with our anticipated customer growth and changes in services, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

Our wireless and wireline revenues depend on the reliability and performance of our network infrastructure.

        We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services and cause losses in revenue. In Guyana, for example, the Americas II fiber optic cable, which connects Guyana with the United States, has from time to time suffered service outages due to both inadvertent and malicious cuts in the Guyana terrestrial portions of the cable as well as cuts or operational issues in other countries. These cuts have resulted in increased operational and capital expenses, customer dissatisfaction and loss of revenue. Other risks which may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        We operate in Guyana, the U.S. Virgin Islands and Bermuda, which have experienced severe weather conditions over the years including hurricanes, damaging storms and floods. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed over Bermuda in 2005 causing major damage to our network and to the island's infrastructure. Guyana has suffered from severe rains and flooding in each of the last two years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

Concerns about the actual or perceived health risks relating to electromagnetic and radio frequency emissions, as well as the attendant publicity or possible resultant litigation, may have a negative effect on our financial condition or the results of our operations.

        Media and other reports have suggested that electromagnetic and radio frequency emissions from wireless telephone handsets and base stations may cause health problems, including cancer. There is also some concern that these emissions may interfere with the operation of certain electronic equipment, including automobile braking and steering systems. The actual or perceived risks relating to wireless communications devices and base stations, or press reports about these risks, could adversely affect us by, for example, reducing our subscriber growth rate, subscriber base or average use per subscriber and increasing our litigation risk. Actual or perceived risks of wireless handsets or base stations could make it difficult to find sattractive sites for base stations and reduce our growth rates, customer base and average usage per customer.

Our economic interest in our Bermuda affiliate will likely be reduced in 2008.

        In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 43% equity interest in BDC at a price equal to fair market value. We currently believe that is more likely than not BDC will exercise this option. Also in 2008, our management fee for providing advisory services to BDC, which equals 6% of BDC's annual revenues, is scheduled to expire. For fiscal years 2004, 2005 and 2006, we recorded equity in earnings of BDC of $2.6 million, $2.9 million and $2.5 million, respectively, and received cash dividends from BDC of approximately $621,000, $1.5 million and $1.7 million, respectively. For the same periods, we earned management fees of approximately $1.2 million, $1.2 million and $1.1 million, respectively. If BDC exercises its repurchase rights and we are unable to redeploy the repurchase proceeds in a similarly productive investment, our financial results would be negatively affected.

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

Our Executive Chairman is our largest stockholder and will continue to exert significant influence over us.

        Cornelius B. Prior, Jr., our Executive Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities approximately 40% of our outstanding common stock. As a result, Cornelius B. Prior, Jr., is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Executive Chairman, he has and will continue to have significant influence over our strategy, and business plans. His interests may not always coincide with the interests of other holders of our common stock.

Low trading volume of our stock may limit our shareholder ability to sell shares and/or result in lower sale prices.

        During the last quarter of 2006, the average daily trading volume of our common stock was approximately 60,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

We may not pay dividends in the future.

        Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid quarterly dividends in the past, but may cease to do so at any time. Our credit facility limits our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by state corporation laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management's assessment of future capital needs and other factors considered by our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at 10 Derby Square, Salem, Massachusetts 01970, where we lease approximately 3,000 square feet of office space. We also lease approximately 10,000 square feet of office space in the Virgin Islands for Choice Communications and several corporate personnel. GT&T operations are headquartered in Georgetown, Guyana, where GT&T leases approximately 4,000 square feet of office space. Commnet's operations are headquartered in Atlanta, Georgia, where Commnet leases approximately 2,000 square feet of office space. Sovernet operations are headquartered in Bellows Falls, Vermont where it leases approximately 4,000 square feet. The Company also utilizes approximately 315,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by GT&T, on approximately 48 acres of land in various locations throughout Guyana. In addition, we lease and own locations for other switch facilities (including international, local, wireless and broadband data), wireless facilities (including towers) and extensive cabling (including an interest in several inter-country fiber cables). We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        In 1995, the minister of telecommunications of Guyana initiated a proceeding with the PUC alleging that GT&T had breached our 1990 agreement with the Government of Guyana by failing to expand its facilities and telecommunications operations and improve services in Guyana pursuant to an expansion and service improvement plan. Under the agreement, which we entered into in connection with our acquisition of GT&T in January 1991, we agreed to complete the plan within three years and the Government of Guyana agreed to permit us to increase telephone rates during that period upon any devaluations of Guyana currency. The plan was subsequently amended to, among other things, extend the completion deadline to February 1995. While GT&T did not complete the plan by the extended deadline, we believe that the Government of Guyana's failure to timely provide for rate increases upon a significant devaluation of Guyanese currency in March 1991 impeded our efforts and justified our delay in completing the plan. We substantially completed the plan in 1997 and believe that we have satisfied our obligations under the agreement. If the PUC finds us in breach of the agreement, GT&T could be fined, its exclusive wireline license could be canceled and it could face other penalties imposed by the PUC. The PUC last held hearings on this matter in 1998.

        GT&T is contesting, in the High Court of Guyana, approximately $7.3 million in income tax assessed by the commissioner of Inland Revenue of Guyana for the years 1991 to 1996. The amount in dispute represents the amount of deductions GT&T claimed during those years for advisory fees payable to Atlantic Tele-Network that were denied by the Commission. In August 1995, the High Court upheld the deductibility of these fees for one of the years in question. In June 1996, the Guyana Commission of Inland Revenue filed a writ with the High Court, which GT&T has opposed, requesting the High Court to set aside this decision. The assessments relating to the remaining 4 years in question have been stayed pending the outcome of the High Court's decision on the Commission's writ. GT&T has received additional assessments for approximately $6.5 million for the years 1997 to 2000 resulting from same dispute over the deductibility of fees in those years. GT&T believes that these additional assessments will also be stayed pending the High Court's decision on the Commission's writ.

        In November 1997, GT&T requested the High Court to prohibit the commissioner of Inland Revenue from enforcing tax assessments of approximately $9.7 million for the years 1991 to 1996. GT&T believes that the tax assessments were erroneously calculated based on a faulty audit which was stayed by the High Court prior to completion, resulting in GT&T not receiving notice of, or an opportunity to respond to, the audit. The High Court has stayed enforcement of the tax assessments pending review of GT&T's request. If GT&T is found liable for any of the approximately $23.5 million in Guyana tax liabilities discussed above, we believe that the Government of Guyana would be required under our 1990 agreement to reimburse GT&T an amount necessary to provide GT&T a 15% per annum return on its investment during the relevant periods.

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

        In early 2000, Inet Communications, Inc., an Internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on our 1990 agreement with the Government of Guyana and that the Civil Law of Guyana prohibits what the plaintiffs refer to as GT&T's monopoly. Inet's motion was struck down for non-appearance of counsel. In April 2000, Inet applied for the suit to be restored. The Court has yet to act on Inet's application.

        In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic wireline local and long distance services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff's claims. Although the suit remains pending, there have been no further developments since November 2002.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Market (and the American Stock Exchange prior to May 23, 2006), as retroactively adjusted for our 5-for-2 Common Stock split on March 31, 2006:

	High	Low
2005
Quarter ended March 31	$13.58	$12.71
Quarter ended June 30	$13.00	$10.97
Quarter ended September 30	$13.28	$11.40
Quarter ended December 31	$18.00	$13.16
	High	Low
2006
Quarter ended March 31	$23.44	$15.20
Quarter ended June 30	$29.05	$19.64
Quarter ended September 30	$22.96	$16.84
Quarter ended December 31	$29.99	$18.10

        The approximate number of holders of record of Common Stock as of March 15, 2007 was 66.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past three fiscal years ended December 31, 2006, as retroactively adjusted for the 5-for-2 stock split on March 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	0.10	0.10	0.11	0.11
2005	0.11	0.11	0.12	0.12
2006	0.12	0.12	0.14	0.14

        The declaration and payment of dividends on the Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our common stock. Because Atlantic Tele-Network, Inc. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believe in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2004, 2005 and 2006, we paid a total annual dividend of $0.42, $0.46 and $0.52 per share, respectively, as adjusted for our 5-for-2 stock split. The continuation or modification of our current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2006

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2006—October 31, 2006	—	—	—	$4,083,870
November 1, 2006—November 30, 2006	—	—	—	4,083,870
December 1, 2006—December 31, 2006	—	—	—	4,083,870

Total	—			$4,083,870

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included in this Report. Financial data reflects adjustments made to correct errors in pension accounting identified during 2006; see "Prior Period Adjustments" below and Note 2 to the Consolidated Financial Statements for more information. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our acquisitions, including our acquisition of Commnet on September 15, 2005 and Sovernet on February 10, 2006.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Wireless	$10,509	$13,561	$14,093	$25,964	$61,946
Local telephone and data	24,007	26,325	25,630	27,926	43,103
International long distance	39,722	42,016	46,861	45,439	46,663
Other	480	1,386	2,581	2,952	3,646

Total revenue	74,718	83,288	89,165	102,281	155,358
Operating expenses	52,754	54,207	53,953	64,852	102,372

Income from operations	21,964	29,081	35,212	37,429	52,986
Other income (expense):
Interest expense	(687)	(424)	(283)	(1,629)	(3,739)
Interest income	991	511	588	942	1,592
Other, net	919	632	(1,833)	(631)	725

Other income (expense), net	1,223	719	(1,528)	(1,318)	(1,422)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliates	23,187	29,800	33,684	36,111	51,564
Income taxes	13,021	16,053	19,832	21,007	25,538

Income before minority interests and equity in earnings of unconsolidated affiliates	10,166	13,747	13,852	15,104	26,026
Minority interests, net of tax	(2,421)	(3,494)	(3,992)	(4,364)	(4,993)
Equity in earnings of unconsolidated affiliates, net of tax	1,812	2,030	2,569	3,043	2,467

Net income	$9,557	$12,283	$12,429	$13,783	$23,500

Reported income per share:
Basic net income per share	$0.76	$0.98	$0.99	$1.11	$1.73

Diluted net income per share	$0.75	$0.97	$0.99	$1.10	$1.72

Dividends per share	$0.34	$0.38	$0.42	$0.46	$0.52

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$87,113	$90,990	$100,092	$125,709	$138,573
Total assets	147,661	151,973	176,374	233,831	302,614
Short-term debt (including current portion of long-term debt)	1,899	1,081	687	165	0
Long-term debt, net	3,690	2,511	11,726	55,585	50,000
Stockholders' equity	94,176	102,310	109,223	116,986	178,770

Prior Period Adjustments

        During 2006, we determined that previously recorded net periodic pension costs were overstated. While these errors were not material to such periods, correction of the accumulated errors would have been material to 2006 and, therefore, we adjusted retained earnings as of January 1, 2002 and general and administrative expenses by $164, $(59), $737, $437 in 2002 through 2005. None of the items discussed above impacted reported revenues, cash balances or cash flows.

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

  •
  Commnet Wireless, LLC is an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. We acquired a 95% interest in Commnet in September 2005 and the remaining 5% in January 2007.

  •
  Sovernet, Inc. is a facilities-based integrated voice, broadband data communications and dial-up services provider in New England, primarily in Vermont. We acquired Sovernet in February 2006 and granted restricted stock equal to 4% of the equity to Sovernet's new CEO.

  •
  Bermuda Digital Communications, Ltd. (or BDC) is the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a minority equity interest (now 43%) in, and signed a management contract with, BDC in 1998.

  •
  Choice Communications, LLC is a leading provider of fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice also provides fixed wireless digital television services in the U.S. Virgin Islands. Choice acquired its internet service business in 1999 and its television business in March 2000. We acquired Choice in October 1999 and own 100% of the equity.

        As a holding company, Atlantic Tele-Network provides management, technical, financial, regulatory, and marketing services to, and typically receives a management fee equal to approximately 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our equity interest in BDC at a price equal to fair market value, we currently believe that BDC is likely to exercise this option. Also in 2008, our management fee arrangement with BDC may be terminated pursuant to contract.

        The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of December 31, 2006:

Services	Segment	Operating Subsidiary/ Affiliate	Markets
Wireless	Rural Wireless Integrated Telephony— International	Commnet GT&T BDC(1)	United States (rural markets) Guyana Bermuda
Local Telephone and Data	Integrated Telephony— International Integrated Telephony— Domestic Wireless Television and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England) U.S. Virgin Islands
International Long Distance	Integrated Telephony— International	GT&T	Guyana
Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

(1)
Earnings from BDC do not appear in our income from operations but are instead reflected in equity in earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report.

        For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 13 to the Consolidated Financial Statements included in this Report.

        Historically, we have generated most of our revenue and operating income from our GT&T operations. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See "Business—Regulation of Our GT&T Subsidiary". The largest component of GT&T's contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T's revenue. Most of these revenues and profits were from payment by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating from foreign carrier's terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In additional, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may be causing a decline in both voice traffic and in international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well.

        In 2005 and 2006, we opportunistically entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues has declined in recent years. For fiscal years 2004, 2005 and 2006, GT&T generated 94%, 85% and 60%, respectively, of our consolidated revenue and we expect this trend to continue. Commnet generated over two thirds of our wireless revenue in 2006 and accounted for approximately 90% of the increase in wireless revenue over 2005. Sovernet generated over 30% of our local telephone and data revenue and accounted for more than 85% of the increase in local telephone and data revenue.

        During the year we invested $11.6 million expanding the geographic coverage and technical capabilities of Commnet's wireless network by purchasing spectrum licenses, adding additional GSM and CDMA sites and switching equipment, as well as adding GPRS and/or EDGE data technologies in many of our markets. In 2007, we will continue to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur capital expenditures between $43 million and $48 million, with over half made in connection with Commnet.

        We are actively evaluating additional acquisition opportunities of businesses that meet our return-on-investment, strategic approach and other acquisition criteria. As a result of our underwritten public offering of common stock in July 2006, we raised net proceeds of approximately $46.3 million, of which a portion was used to repay outstanding indebtedness, and the remainder of which we plan to use to fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes.

        While our GT&T operations continue to grow, we face challenges in Guyana. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana's wireline sector. Recently, senior Guyanese officials have indicated to us a renewed interest in conducting negotiations between GT&T and the Government of Guyana regarding the exclusivity terms of GT&T's license, and we expect these discussions will cover all significant outstanding issues, including tax matters. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. See "Business—Regulation of Our GT&T Subsidiary." We believe that the introduction of international voice and data competition would require the termination of the exclusivity provisions of GT&T's license, and thus would require appropriate compensation to GT&T and a likely increase in local wireline service rates so that those rates reflect the actual cost of providing such services.

        GT&T is also in the process of adapting to recent changes in the competitive environment for wireless services in Guyana. In November 2006, our only nationwide wireless competitor was acquired by Digicel, a large mobile telecommunications company operating in many Caribbean countries. We expect this development to significantly increase the competition we face in the Guyana wireless market. In anticipation of this development, we have accelerated the timing of some of our capital expenditures on network improvements. We believe that network coverage and quality of service and price are the key bases on which we compete. During the fourth quarter of 2006, we also increased our marketing expenditures, including handset subsidies and other promotionals, designed to accelerate the migration of subscribers from our TDMA network to our GSM network, which allows us to offer richer handset features and certain wireless data services, while increasing our network capacity. We have also modified some of our pricing plans. We expect that this heightened competition will result in higher marketing expense for us at least in the short term and may have adverse effects on pricing and our market share.

        We encourage you to read our critical accounting policies which are important for understanding our financial statements and this Management's Discussion and Analysis of Financial Condition and Results of Operation, see "—Critical Accounting Policies".

Results of Operations

Years Ended December 31, 2006 and 2005

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2006
	(In thousands)
REVENUE:
Wireless	$25,964	$61,946	$35,982	138.6%
Local telephone and data	27,926	43,103	15,177	54.3
International long distance	45,439	46,663	1,224	2.7
Other	2,952	3,646	694	23.5

Total revenue	102,281	155,358	53,077	51.9

OPERATING EXPENSES:
Termination and access fees	7,941	22,687	14,746	185.7
Internet and programming	2,601	3,504	903	34.7
Engineering and operations	15,136	19,691	4,555	30.1
Sales and marketing	6,457	10,088	3,631	56.2
General and administrative	15,607	21,892	6,285	40.3
Depreciation and amortization	17,110	24,510	7,400	43.2

Total operating expenses	64,852	102,372	37,520	57.9

Income from operations	37,429	52,986	15,557	41.6

OTHER INCOME (EXPENSE):
Interest expense	(1,629)	(3,739)	(2,110)	(129.5)
Interest income	942	1,592	650	69.0
Other income (expense), net	(631)	725	1,356	214.9

Other income (expense), net	(1,318)	(1,422)	(104)	(7.9)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	36,111	51,564	15,453	42.8
Income taxes	21,007	25,538	4,531	21.6

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	15,104	26,026	10,922	72.3
Minority interests, net of tax	(4,364)	(4,993)	(629)	(14.4)
Equity in earnings of unconsolidated affiliates, net of tax	3,043	2,467	(576)	(18.9)

NET INCOME	$13,783	$23,500	$9,717	70.5%

        Period to period comparisons are significantly affected by our acquisitions. We acquired Commnet on September 15, 2005 and Sovernet on February 10, 2006.

        Wireless revenue.    Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

        Wireless revenue increased to $61.9 million for 2006 from $26.0 million for 2005, an increase of $35.9 million, or 138%. Our rural U.S. business, which was acquired in September 2005, was responsible for $32.2 million of this increase. This business's contribution to revenue also increased throughout the year, due primarily to our acquisitions and continued deployment of additional GSM and CDMA wireless base stations, with a total of 287 base stations deployed as of December 31, 2006 (as compared to 233 base stations as of December 31, 2005). Our rural wireless revenue also increased as a result of growth in voice and data traffic at existing sites and new international roaming revenue. The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana. The number of our wireless subscribers in Guyana increased by 41,000 subscribers, or 18%, from 228,000 subscribers to 269,000 subscribers as of December 31, 2005 and 2006, respectively. GT&T's wireless revenue was $16.6 million and $20.4 million for 2005 and 2006, respectively. While we experienced wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has continued to decline. We believe this decline in the ARPU reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth is a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. However, the portion of our pre-paid subscribers with TDMA handsets declined substantially in 2006, particularly in the fourth quarter, in large part due to aggressive promotions aimed at converting those subscribers to our GSM services. Approximately 207,000 of GT&T's wireless subscribers were GSM/GPRS subscribers as of December 31, 2006 as compared to 102,000 as of December 31, 2005.

        We expect that wholesale wireless revenue from our rural U.S. network will continue to increase in 2007 as we continue to expand our GSM and CDMA networks in the rural United States and as minutes of use and bytes continue to grow on our existing sites. In our retail wireless business, we expect that the network capacity and coverage we have added will lead to increased revenue, although competitive pressures may reduce expected growth or even cause a decline in this revenue. Our previous wireless competitor in Guyana was acquired by a large telecommunications company with operations in several Carribean countries that has announced plans to invest significant sums in expanding the service offerings and network capability of its network. This competitor has already launched extensive promotions, particularly handset subsidies; and we expect it to continue throughout the coming year. In turn, we have continued and expanded upon our promotions, including substantial handset subsidies. We have also accelerated our capital build plan to more rapidly increase our geographic coverage and our GSM network capacity and capabilities.

        Local telephone and data revenue.    Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in Vermont, and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and Internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, (excluding international long distance charges in Guyana), maintenance and equipment sales.

        Local telephone and data revenue increased by $15.2 million, or 55%, to $43.1 million for 2006 from $27.9 million for 2005. Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $13.2 million of this increase. The remaining increase of $2.0 million is primarily attributable to growth in GT&T's access lines in Guyana from approximately 113,000 lines as of December 31, 2005 to approximately 120,800 lines as of December 31, 2006 (an increase of 6%), growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. In future periods, apart from the addition of Sovernet's revenue, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Vermont, particularly in the small and medium sized businesses, including neighboring areas of New England, and network and subscriber growth in Guyana and the US Virgin Islands.

        International long distance revenue.    International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our U.S. businesses. Inbound traffic, which made up 86% of all international long distance traffic and more than three quarters of international long distance revenue for the year ended December 31, 2006, is settled in U.S. dollars.

        International long distance revenue increased by $1.3 million, or 3%, from $45.4 million for 2005 to $46.7 million for 2006.The increase was primarily the result of an increase in inbound traffic or minutes of use, offset by a decline in outbound (international calls originating in Guyana) traffic. We believe that the increase in inbound traffic was driven by increased access lines and wireless handsets in service and that the decrease in outbound traffic reflects an increase in the use of bypass methods such as internet calling. While overall internet penetration in Guyana is modest, we are reviewing measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic. In addition to the illegal bypass, technological change has offered alternative and cheaper media for communication, such as e-mail and text messaging. This shift in modes of communication may cause a decline in both voice traffic and in international long distance revenues.

        Other revenue.    Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 20% to $3.6 million for 2006 from $3.0 million for 2005. The increase in television services was a result of a 16% increase in television subscribers, including additional hotel rooms. The increase also reflects a price increase in February 2006. In the near-term, we expect this category of revenue will largely be driven by our television subscriber base which we expect to continue to increase, although likely at a lesser rate than in 2006.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), Internet capacity and other access fees we pay to terminate our outbound toll and international calls.

        Termination and access fees increased by $14.8 million, or 187%, from $7.9 million to $22.7 million from 2005 to 2006, respectively. Net of the addition of Commnet's and Sovernet's combined expenses of $18.2 million for 2006, our termination and access fees decreased by $3.4 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at our Atlantic Tele-Center subsidiary. These expenses are expected to increase in future periods as our rural wireless and CLEC operations expand.

        Internet and programming expenses.    Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

        Internet and programming expenses increased from $2.6 million in 2005 to $3.5 million in 2006. This increase was primarily from the addition of our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands. We expect that the addition of our Vermont operations will increase our Internet and programming expenses in future periods. However, in December 2006 we were able to significantly reduce the Internet capacity expenses for our Virgin Island operations which will offset partly the increases related to expending television and broadband operations.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

        Engineering and operations expenses increased by $4.6 million, or 31%, from $15.1 million to $19.7 million for 2005 to 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together accounted for additional engineering and operations expenses of approximately $5.1 million during 2006. Net of our recently acquired businesses, engineering and operations expenses were down slightly, mostly due to cost reduction efforts in the U.S. Virgin Islands. We expect that our engineering and operations expenses will increase in future periods as a result of our expanding telecommunications networks.

        Sales and marketing expenses.    Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $3.6 million, or 55%, from $6.5 million to $10.1 million from 2005 to 2006, respectively. The increase in sales and marketing expenses is the result of the addition of our Vermont operations, which added $1.1 million of expenses during 2006, as well as additional costs needed to provide customer service to our larger subscriber bases and additional costs in Guyana to market our wireless services. In Guyana, marketing expenses, particularly handset subsidies, rose significantly in the fourth quarter as a result of increased competition. Sales and marketing expenses may fluctuate somewhat in the future depending on the competitive environment and the timing of the launch of new services, but, over time, we expect these expenses to increase due to the overall expansion of our operations, in particular, the addition of our Vermont operations and increased wireless competition in Guyana.

        General and administrative expenses.    General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $6.3 million, or 40%, from $15.6 million to $21.9 million from 2005 to 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses which added $4.7 million of additional overhead expenses during 2006. Without these new operations, our general and administrative expenses increased by $1.6 million, which is primarily attributable to an increase in accounting and professional fees relating, in part, to our obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley, as well as an increase in non-cash equity based compensation and additional compensation and overhead costs to support our growth.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

        Depreciation and amortization expenses increased by $7.4 million, or 43%, from $17.1 million to $24.5 million for 2005 and 2006, respectively. The increase is primarily due to the addition of fixed assets from our recent acquisitions as well as the amortization of intangible assets at Sovernet. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to support growth in our networks.

        Interest expense.    Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility which replaced our previous $10 million line of credit in September 2005. Interest expense increased from $1.6 million for 2005 to $3.7 million for 2006. This increase is primarily the result of increased borrowings used to help fund our recent acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July to repay the borrowings under the line of credit. As such there were no outstanding borrowings under the line of credit as of December 31, 2006.

        Interest income.    Interest income represents interest earned on our cash and cash equivalent balances. Interest income increased from $0.9 million to $1.6 million for 2005 and 2006, respectively, due to an overall increase in our cash balances as result of the stock offering.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received BDC and other unconsolidated affiliates. Other income (expense) improved from an expense in 2005 of $0.6 million to income of $0.7 million in 2006. This was due primarily to the negative impact in 2005 of an increase in the reserve for our advances to Bridge International Communications.

        Income taxes.    Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 58% and 50% for 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. Our higher effective tax rate for the 2005 period reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate in 2006 is a result of the impact of additional taxable income at U.S. statutory rates, and an adjustment relating to our accrual for 2005 taxes, which were filed in 2006. Further reductions in our effective tax rate may occur if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations.

        Minority interests.    Minority interests consists of the Guyana government's 20% interest in GT&T, a minority shareholder's 5% interest in Commnet, other minority shareholders' interests in certain consolidated subsidiaries of Commnet and a minority shareholder's 4% interest in Sovernet. Minority interest increased from $4.4 million to $5.0 million for 2005 and 2006, respectively, due to an increase in net income at GT&T as well as the addition of Commnet and Sovernet which were acquired in September 2005 and February 2006, respectively. Minority interest amounts are likely to decline in 2007 due to our January 2007 purchase of the 5% minority interest in Commnet. See Note 15 to the Consolidated Financial Statements included in this Report.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our wireless affiliate in Bermuda, as well as our share of the earnings of Commnet's unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $3.0 million to $2.5 million for 2005 and 2006, respectively, was primarily due to increased competition in Bermuda resulting in a decrease in subscribers as well as increased marketing and handset expenses incurred in response to this increased competition. Wireless subscribers in Bermuda were 22,644 and 21,779 as of 2005 and 2006, respectively.

        Net income.    As a result of the above factors, net income increased by $9.7 million or 71% from $13.8 million for 2005 to $23.5 million for 2006. On a per share basis, net income increased from $1.11 per basic and $1.10 per diluted share to $1.73 per basic and $1.72 per diluted share 2006. Net income in 2005 was adversely impacted by the $2.1 million reserve taken against our advances to Bridge International Communications. Excluding the impact of this reserve, net income would have increased by $7.6 million from 2005 to 2006.

        Segment results.    We have four material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Integrated Telephony—Domestic; (3) Wireless Television and Data; and (4) Rural Wireless. Segment results should be read in conjunction with Note 13 "Industry Segments" to the Consolidated Financial Statements included in this Report.

Years Ended December 31, 2005 and 2004

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2004	2005
	(In thousands)
REVENUE:
Wireless	$14,093	$25,964	$11,871	84.2%
Local telephone and data	25,630	27,926	2,296	9.0
International long distance	46,861	45,439	(1,422)	(3.0)
Other	2,581	2,952	371	14.4

Total revenue	89,165	102,281	13,116	14.7

OPERATING EXPENSES:
Termination and access fees	5,599	7,941	2,342	41.8
Internet and programming	2,362	2,601	239	10.1
Engineering and operations	11,755	15,136	3,381	28.8
Sales and marketing	5,093	6,457	1,364	26.8
General and administrative	14,414	15,607	1,193	8.3
Depreciation and amortization	14,730	17,110	2,380	16.2

Total operating expenses	53,953	64,852	10,899	20.2

Income from operations	35,212	37,429	2,217	6.3

OTHER INCOME (EXPENSE):
Interest expense	(283)	(1,629)	(1,346)	(475.6)
Interest income	588	942	354	60.2
Other income (expense), net	(1,833)	(631)	1,202	65.6

Other income (expense), net	(1,528)	(1,318)	210	13.7

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	33,684	36,111	2,427	7.2
Income taxes	19,832	21,007	1,175	5.9

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	13,852	15,104	1,252	9.0
Minority interests, net of tax	(3,992)	(4,364)	(372)	(9.3)
Equity in earnings of unconsolidated affiliates, net of tax	2,569	3,043	474	18.5

NET INCOME	$12,429	$13,783	$1,354	10.9%

        Wireless revenue.    Wireless revenue represents the wholesale voice and data roaming revenue of Commnet, which was acquired on September 15, 2005, as well as GT&T's wireless revenues, including airtime and activation fees.

        Wireless revenue increased to $26.0 million for 2005 from $14.1 million for 2004, an increase of $11.9 million, or 84%. Of the $11.9 million increase, Commnet contributed $9.3 million of wireless revenue since its acquisition. The remaining increase of $3.0 million was attributable to the continued growth of our cellular subscriber base in Guyana as the number of our subscribers increased from 151,000 to 228,000 as of December 31, 2004 and 2005, respectively. As noted previously, management believes that some portion of the subscriber growth in 2005 was a result of some new GSM customers retaining their old TDMA handsets and accounts. Approximately 100,000 of our wireless subscribers were GSM/GPRS subscribers as of December 31, 2005.

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

        Local telephone and data revenue increased by $2.3 million, or 9%, to $27.9 million for 2005 from $25.6 million for 2004. The increase is primarily attributable to the growth in local revenue at GT&T resulting from increased local calling volume and a higher number of access lines in use. Local revenue was also positively impacted by increases in Choice's wireless broadband subscribers offset, in part, by the attrition of dial-up subscribers.

        International long distance revenue.    International long distance revenue is primarily generated by international telephone calls into and out of Guyana. Inbound traffic, which makes up more than 80% of this revenue, is settled in U.S. dollars.

        International long distance revenue decreased by $1.5 million, or 3%, from $46.9 million in 2004 to $45.4 million in 2005. However, revenue for 2004 included a previously disclosed $1.7 million settlement of amounts paid to us by a large international carrier that were significantly past due and written off in a prior period. Net of this settlement, international long distance revenue remained relatively unchanged from 2004 to 2005. The lack of growth of this revenue was unexpected given the expansion of our wireless subscribers and our access lines in Guyana. We would have expected international long distance revenue to increase with more handsets and access lines in service. Our wireless subscribers increased by more than 50% and our access lines by about 10% as discussed above. GT&T's access lines increased from 103,000 to 113,500 as of December 31, 2004 and 2005, respectively, as we continued our efforts to bring new areas of Guyana into service. One of the reasons for the lack of growth in international long distance revenue, we believe, is the growth in unauthorized Internet calling. While this mainly impacts outbound calls, forms of "bypass" (i.e., international calls that are routed around our international exchange through technologies such as VoIP) using Internet calling and other mechanisms may be increasing. Despite the lack of growth in this category, the contribution of international long distance to our operating profits actually grew because of a greater percentage decline in long distance expenses, as discussed below.

        Other revenue.    Other revenue represents revenue from Choice's digital television services in the U.S. Virgin Islands, which increased $0.4 million, or 15%, to $3.0 million in 2005 from $2.6 million in 2004. The increase in television services was a result of an increase in television subscribers from approximately 4,100 at December 31, 2004 to approximately 5,000 at December 31, 2005, including additional hotel rooms.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay to international carriers to terminate our outbound telephone traffic as well as for certain circuit and bandwidth costs.

        Termination and access fees increased by $2.3 million, or 41%, from $5.6 million to $7.9 million from 2004 to 2005. Net of Commnet's expenses of $3.5 million for a portion of 2005, our termination and access fees decreased by $1.2 million from 2004 to 2005 because of lower long distance expenses in Guyana.

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

        General and administrative expenses increased by $1.2 million, or 8%, from $14.4 million to $15.6 million from 2004 to 2005. This increase is primarily attributable to the addition of Commnet which added $1.0 million of overhead expenses during 2005.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation charges we record on our property and equipment.

        Depreciation and amortization expenses increased by $2.4 million, or 16%, from $14.7 million to $17.1 million for 2004 and 2005, respectively. The increase is due to the expansion of our networks, primarily in Guyana, to support increased subscriber bases. A portion of the increase reflects the addition of Commnet's assets on September 15, 2005.

        Interest expense.    Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility. Interest expense increased from $0.3 million for 2004 to $1.6 million for 2005. This increase is primarily the result of increased expense from the borrowings used to complete the acquisition of Commnet on September 15, 2005.

        Interest income.    Interest income represents interest earned on our cash and cash equivalent balances. Interest income increased from $0.6 million to $0.9 million for 2004 and 2005, respectively, due to an overall increase in our cash balances.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income earned by, or expenses incurred by, us including management fees received from our unconsolidated affiliates, mainly BDC.

        Other income (expense) decreased from an expense of $1.8 million for 2004 to an expense of $0.6 million for 2005. While management fees from BDC remained relatively unchanged at $1.2 million for both 2004 and 2005, both years were impacted by substantial one-time gains or impairments. The 2004 fiscal year includes foreign exchange gains of $1.0 million which were more than offset by a write-down of the goodwill of Choice of $1.6 million, an impairment of ATC's assets of $1.2 million, an impairment of Call Home Telecom's assets of $0.6 million and a write-off for secured loans made in connection with our investment in LighTrade, Inc. of $0.6 million for 2004. For 2005, other income (expense) includes a reserve for our advances to Bridge International Communications, Inc. of $2.1 million, offset by miscellaneous income of $0.3 million. During the fourth quarter of 2005, we established the reserve against amounts due from Bridge as Bridge has had difficulty closing contracts for its primary business line of managed network services.

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

        Minority interests.    Minority interests consists of the Guyana government's 20% interest in GT&T, a minority shareholder's 5% interest in Commnet and other minority shareholder's interests in certain consolidated subsidiaries of Commnet.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our cellular affiliate in Bermuda, as well as our share of the earnings of Commnet's unconsolidated investments.

        Equity in the earnings of BDC increased from $2.6 million to $2.9 million from 2004 to 2005, respectively. This increase primarily reflects increased roaming and long distance revenues partially stemming from an increase of 2,600 subscribers, or 13%, from 20,000 as of December 31, 2004 to 22,600 at December 31, 2005. For 2005, equity in earnings of unconsolidated affiliates also includes $0.1 million of earnings from Commnet's unconsolidated affiliates.

        Net income for the year ended December 31, 2005 was $13.8 million, or $1.11 per basic and $1.10 per diluted share, as compared to $12.4 million, or $0.99 per basic and diluted share for 2004. The increase of $1.4 million or 11% was attributable to the net income of Commnet since its acquisition on September 15, 2005, partially offset by a reserve against the amounts due from Bridge.

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

Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In 2006, we spent approximately $35.5 million for capital expenditures, including $11.6 million to purchase spectrum licenses and switching and cell site equipment required to expand the geographic coverage and technical capabilities of Commnet's wireless network. At Commnet, we added 81 GSM and CDMA base stations, data capabilities in many markets, a new CDMA central office switch and enhanced microwave relay capabilities. In addition, approximately $15.1 million was incurred expanding the capacity and coverage of our wireless network in Guyana. As of December 31, 2006, we had invested approximately $250 million in the Guyanese telecommunications infrastructure alone. To a lesser extent, additional capital expenditures in 2006 also included installation of a long-haul, high-capacity microwave link to add redundancy to a critical portion of our main backbone, installation of new wireline switches and cabling to expand the geographic coverage of our wireline network in Guyana. We also expanded our DSL (broadband) coverage and capacity in Guyana, expanded service areas and switch capabilities at our Vermont location and expanded our broadband service areas and funded upgrades at Choice.

        Acquisitions.    We have funded our recent acquisitions with a combination of cash on hand and borrowings under our $70 million credit facility, which was established in September 2005 in connection with our acquisition of Commnet. On September 15, 2005, we acquired a 95% equity interest in Commnet for approximately $59.3 million in cash, using borrowings of approximately $47 million under the credit facility and approximately $12.3 million of cash on hand. In January 2007, we purchased the remaining 5% equity interest in Commnet for $6.5 million and 21,000 shares of our common stock in satisfaction of our obligation (and in accordance with our right) under and consistent with the terms of the agreement entered into in connection with our acquisition of Commnet in September 2005. We funded this purchase with cash on hand and shares of our common stock.

        On February 10, 2006, we completed the acquisition of Sovernet. In connection with the acquisition, we acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses. At closing of the transaction, we issued shares of Sovernet's common stock amounting to 4% of Sovernet's outstanding capital stock to Sovernet's new chief executive, subject to vesting requirements and other restrictions. We funded the transaction through a combination of cash on hand and borrowings on our existing credit facility (see Note 7 to the Consolidated Financial Statements included in this Report). During 2006, we recorded certain transactions which reduced the net purchase price from $13.2 million to $9.0 million and reduced the goodwill recorded in the transaction by $4.2 million.

        Effective January 1, 2006, Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.5 million in cash and all the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash (see Note 3 to the Consolidated Financial Statements included in this Report). The two acquisitions consisted of a cellular license, a PCS license and 22 GSM cell sites. The Commnet acquisitions were funded with cash on hand and borrowings on our existing revolving credit facility (see Note 7 to the Consolidated Financial Statements included in this Report.) In July 2006, and in accordance with the Commnet merger agreement, Commnet purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million thus raising its ownership in Commnet of Florida to 49%. Subsequent to the investment, we own 49% of Commnet of Florida. Commnet of Florida is consolidated for financial reporting purposes, under the provisions of Financial Accounting Standards Board Interpretation No. 46. In August 2006, Commnet acquired the remaining 20% of one of its operating subsidiaries for $1.5 million in cash. The July and August transactions were funded with cash on hand.

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

        Dividends and Distributions.    We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2006, our dividends to our stockholders approximated $7.2 million (which reflects dividends paid on March 31, 2006, June 23, 2006 and October 10, 2006 and declared in December 2006). We have paid quarterly dividends for the last 33 fiscal quarters. In addition, to the extent that we have our less than wholly owned subsidiaries pay dividends to us, we are obligated to have those subsidiaries make proportional dividend payments to the minority shareholders, and have paid dividends of $3.2 million to our minority shareholders for the twelve months ended December 31, 2006. Also, our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt and lease obligations as of December 31, 2006 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Long term debt including interest	$62.0	$3.0	$59.0	$—	$—
Operating lease obligations	11.1	3.0	5.9	0.8	1.4

Total	$73.1	$6.0	$64.9	$0.8	$1.4

Sources of Cash

        Total Liquidity at December 31, 2006.    As of December 31, 2006, we had approximately $60.5 million in cash and cash equivalents, an increase of $34.0 million from the December 31, 2005 balance of $26.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

        Cash Generated by Financing Activities.    In the third quarter of 2006, we completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by us of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman Cornelius B. Prior, Jr. and related entities. Our net proceeds of this offering, which were approximately $46.3 million, were used to repay a portion of our outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholders.

        Cash Generated by Operations.    Cash provided by operating activities was $51.2 million for the year ended December 31, 2006, compared to $32.1 million for the year ended December 31, 2005. Historically, GT&T has been the most significant of our operating subsidiaries and affiliates in terms of our liquidity. In 2006, our Commnet acquisition contributed the majority of the increase over 2005 in cash provided by operating activities.

        Credit Facility.    On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank's profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan.

Factors Affecting Sources of Liquidity

        Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see "Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana," "—Regulation of Our GT&T Subsidiary" and Note 11 to the Consolidated Financial Statements included in this Report.

        Guyana—U.S. Foreign Currency Exchange.    Historically, the Guyana dollar has been considerably devalued relative to the U.S. dollar. The current exchange rate is approximately $205 Guyana dollars to $1 U.S. dollar. We use U.S. dollars to make GT&T capital expenditures, to pay certain GT&T liabilities and to value our GT&T assets for the purpose of making our Guyanese rate of return calculation. Unfavorable changes in the Guyana dollar- U.S. dollar exchange rate would reduce our purchasing power in these areas. The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars.

        While currently a significant portion of GT&T's revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the growth of GT&T's local wireless and wireline operations and the general trend toward lower international settlement rates, it is likely that an increasing portion of GT&T's revenues will be earned in Guyanese currency. While there are no legal restrictions on the our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on the expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. This limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

        While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of December 31, 2006, we had no cash held in Guyanese dollars. See "Quantitative and Qualitative Disclosures about Market Risk.

        Restrictions Under Credit Facility.    Our credit facility contains four financial tests with which Atlantic Tele-Network must comply on a consolidated basis:

  •
  a total leverage ratio (debt to Earnings before interest, taxes and depreciation & amortization—EBITDA) of 2.00 to 1.00 or less;

  •
  a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

  •
  an equity to assets ratio of 0.40 to 1.00 or more.

        In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 6.250 to 1.00, which will decrease over time to 5.00 to 1.00 at July 1, 2007. As of December 31, 2006, we were in compliance with the covenants of the credit facility.

        Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a "universal" shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $127 million of securities registered for potential future offerings.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations in any of the years 2004 through 2006.

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

        Foreign Currency.    From the inception of GT&T's operations through December 31, 2006, a significant portion of GT&T's cash receipts and expenditures, including a substantial majority of its capital expenditures, have been in U.S. dollars or other hard currencies. Accordingly, the U.S. dollar has been GT&T's functional currency and any transaction gains and losses on non-U.S. dollar denominated assets and liabilities are reflected in income. Late in 2003 and early 2004, the value of the Guyana dollar declined in relation to the U.S. dollar, resulting in foreign exchange gains. While the decline in rates did not have a significant impact on the Company's revenues or operating expenses, the decline has offset growth in GT&T's wireless local exchange and outbound international long distance revenues, which are billed and paid in Guyana dollars. Further declines in the value of the Guyana dollar may have an adverse impact on our future operating results as growth of local currency denominated revenue continues. As of December 31, 2006, $4.6 million of our $60.5 million of consolidated cash and cash equivalents was in Guyana dollars. With the decline in international settlement rates, the expansion of GT&T's wireless business and the increases that GT&T has received and hopes to receive in its rates for local service, it is possible that the Guyana dollar may become GT&T's functional currency in the future.

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, all of the Company's subsidiaries apply the criteria established by Staff Accounting Bulletin (or SAB) No. 104 "Revenue Recognition" and defer those items that do not meet the recognition criteria. The subsidiaries also rely on their historical evidence with each customer or carrier in estimating amounts for which revenue is recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, the companies' accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods.

        The Company's GT&T subsidiary recognizes its wireless, local telephone and data and international long distance revenues when earned, regardless of the period in which they are billed. The Company applies the appropriate rate to minutes of long distance traffic based upon the foreign carrier from which that traffic is received. However, GT&T operates in a regulated industry, therefore, its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

        GT&T charges an activation fee to new wireless subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. The Company determined that the activation fees do not represent a separate unit of accounting under Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" (or EITF 00-21). Accordingly, the Company's policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB No. 104. To date, those fees have been immaterial to both GT&T's and the Company's financial position and results of operations for all periods presented.

        The Company recognizes revenue from Commnet's roaming operations and other monthly fees in the period the services are provided.

        Sovernet recognizes revenue from subscriptions to its internet services on a monthly basis, as the services are provided regardless of the period in which they are billed. For wireline services, Sovernet recognizes such revenue as earned.

        The Company recognizes revenue from subscriptions to Choice's Internet, television and other services monthly, as the services are provided, net of management's best estimate of uncollectible accounts and regardless of the period in which they are billed. Installation fees charged by Choice to customers subscribing to cable and Internet services have also historically been immaterial to both Choice's and the Company's financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice's monthly service offerings. The Company determined that Choice's activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company's policy is to recognize these fees as revenue when the services are performed.

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

        In June 2001, the Financial Accounting Standards Board (or FASB) approved Statement of Financial Accounting Standards (or SFAS) No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In the case of GT&T we have not provided for costs related to the removal of tangible long-lived assets because there are no obligations under any of our leases or under any existing or enacted laws, statutes or ordinances or elsewhere that would require us to provide for costs related to the retirement of those assets.

        During 2005, we recorded a liability in connection with SFAS No. 143 for approximately $522,000 relating to our acquisition of Commnet and increased that liability to $633,000 as of December 31, 2006. Such accrual represents management's estimate of our obligations under certain leases to remove equipment placed on towers which are leased from third parties. Any such liability associated with Choice's operations are immaterial to our consolidated financial statements.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (or FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. We adopted FIN 47 in December 2005. There was no impact as a result of the adoption of this accounting interpretation on our results of operations, financial position and cash flows.

        We periodically review our obligations and update our cost estimates. If laws are enacted or circumstances change, amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

        Long-Lived and Intangible Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. We assessed our long-lived assets for impairment during 2004, and determined that an impairment charge of $1.7 million was required to write down the carrying amount of certain assets to their estimated fair value as these assets were identified as being excess, obsolete or carried at values that may not be recoverable due to an adverse change in the extent to which these assets were being utilized in the business, which was caused by the unfavorable business climate within the industry and continued losses in each segment. We assessed our long-lived assets for impairment during 2005 and 2006 and determined that no impairment existed.

        Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

        We also assess the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets". The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. We recorded a $1.6 million impairment charge for goodwill at Choice during 2004.

        We assess the recoverability of the value of our FCC licenses using a discounted cash flow valuation method. We believe that our FCC licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, we may be required to record an impairment charge. We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a license by license basis.

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

        Contingencies.    We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2006, the majority of which are not recorded on our books. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. See Note 11 to the Consolidated Financial Statements included in this Report.

Recent Accounting Pronouncements

        Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under this transition method, stock-based compensation expense recognized during 2006 includes stock options and restricted stock shares granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock shares granted subsequent to December 31, 2005, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123(R). Because the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees' requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company's statements of operations for any of the years presented.

        In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)" (SFAS No. 158). This statement, among other things, requires that the Company recognizes the funded status of its defined benefit pension in the Consolidated Balance Sheet as of December 31, 2006, with changes in the funded status recognized through other comprehensive income in the year in which such changes occur. The adoption of SFAS No. 158 had an immaterial effect on the Company's Consolidated Balance Sheet as of December 31, 2006 and no effect on the Consolidated Statements of Operations for any period presented.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. This standard is effective for periods beginning after November 15, 2007, therefore, the Company will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits the Company to elect to measure certain of its financial instruments at either historical cost or fair value. The Company is in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on the financial results or position of the Company.

        In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 as our material uncertain tax positions relate to interpretations and application of various income tax laws and rulings in Guyana. These matters are currently the subject of ongoing assessments and discussions between us and the Government of Guyana.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    Although a significant portion of GT&T's revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. The effect of the devaluation of the Guyana dollar on our consolidated financial results has not been significant in the periods presented. However, the recent declines in 2003 and 2004 resulted in the recording of a $1.55 million foreign exchange gain at December 31, 2003 and a $924,000 gain in the first quarter of 2004 as the devaluation decreased the value of GT&T's Guyana dollar net liabilities resulting in a gain. The gain in 2003 was substantially offset by other foreign exchange losses incurred during the year; we did not incur similar losses during 2004, 2005 or 2006.

        A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments, and GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars, and its local tax and other payables which are also denominated in the Guyana dollar.

        Under generally accepted international accounting principles, which, in our view, are statutorily applicable to the rate making process in Guyana, GT&T's functional currency has been the U.S. dollar because a significant portion of GT&T's revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T's earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved our position. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, the Guyana dollar may become GT&T's functional currency at some time in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" above.

        Interest Rate Sensitivity.    We have $50.0 million of long term debt at December 31, 2006. The interest rates associated with this debt are fixed through the life of the loan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements of Atlantic Tele-Network, Inc. and its subsidiaries are submitted as a separate section of this Report. See Index to Consolidated Financial Statements and Schedule that appears on page F-1 of this Report.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  (i)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

  (ii)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors; and

  (iii)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, management determined that they maintained effective internal control over financial reporting as of December 31, 2006.

        Management's assessment of the effectiveness of their internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 16, 2007 are set forth below:

Name	Age	Position
Michael T. Prior	42	President and Chief Executive Officer
Justin D. Benincasa	45	Chief Financial Officer and Treasurer
Douglas J. Minster	46	Vice President, General Counsel and Secretary
John P. Audet	49	Vice President, Financial Analysis and Planning
Andrew S. Fienberg	39	Chief Accounting Officer

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

        Justin D. Benincasa is our Chief Financial Officer and Treasurer. Prior to joining us in May 2006, Mr. Benincasa was a Principal at Windover Development, LLC since 2004. From 1998 to 2004, he was Executive Vice President of Finance and Administration at American Tower Corporation, a leading wireless and broadcast communications infrastructure company, where he managed finance and accounting, treasury, IT, tax, lease administration and property management. Prior to that, he was Vice President and Corporate Controller at American Radio Systems Corporation and held accounting and finance positions at American Cablesystems Corporation. Mr. Benincasa holds an M.B.A. degree from Bentley College and a B.A. degree from the University of Massachusetts.

        Douglas J. Minster joined us in 2003 as our Vice President and General Counsel. From November 1999 to February 2002, Mr. Minster served as Vice President, External Affairs, at LighTrade, Inc. (LighTrade filed for Chapter 7 bankruptcy protection during the first quarter of 2002). From 1997 to 1998, he headed corporate development at IP Radio, Inc., a wireless broadband service. From 1990 to 1992, he served as a senior legal advisor at Time Warner Telecommunications. In addition, Mr. Minster co-founded Digital Satellite Broadcasting Corp., a satellite radio company, helping to develop the regulatory foundation for the satellite radio service. Mr. Minster began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He received a B.S. degree from Ithaca College and a J.D. degree from The Catholic University Columbus School of Law.

        John P. Audet joined the Company in 2006 as Vice President—Financial Analysis and Planning, after serving as a consultant and advisor to the Company for three years. Prior to his relationship with ATN, he held executive finance positions with a number of start-up telecommunications companies. Mr. Audet was also a Senior Consultant with BIA Financial Network, Inc, a financial and appraisal consultancy to the media and telecommunications industry where he participated in formal appraisals of businesses and assets worth in excess of over $2 billion. Mr. Audet was also employed at LighTrade, Inc. (LighTrade filed for Chapter 7 bankruptcy protection protection during the first quarter of 2002.) Early in his career, John was a principal in a specialized engineering consultancy that designed and built over two dozen of the first cellular radio systems in the United States. He is a summa cum laude graduate of the University of Maryland, University College with a B.S. in Finance & Technology & Management.

        Andrew S. Fienberg joined us in May 2005 as our Chief Accounting Officer. Prior to joining us, Mr. Fienberg served as a Divisional Controller for Pegasus Satellite Television, Inc., a re-seller of DirecTV services throughout the rural United States, which he joined in December 2003. From August 1999 to December 2003, Mr. Fienberg was the Corporate Controller at iBasis, Inc., a publicly-traded international VoIP telecommunications service provider. Prior to iBasis, Mr. Fienberg was with Iron Mountain Incorporated, a data storage provider, which he joined in May 1997. Prior to that, he served as an auditor at BDO Seidman, LLP in Boston beginning in September 1989. Mr. Fienberg received a B.S. degree in Accountancy from Bentley College and is a Certified Public Accountant.

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2007 (or 2007 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is herein incorporated by reference required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2006 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive compensation will be set forth in our 2007 Proxy Statement under "Compensation and Other Information Concerning Directors and Officers" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2007 Proxy Statement under "Security Ownership By Principal Stockholders and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2007 Proxy Statement under "Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2007 Proxy Statement under "Certain Relationships and Related Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2007 Proxy Statement under "Information Concerning Independent Auditors" and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Report:

        (1)    Financial Statements.    See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

        (2)    Financial Statement Schedule.    All schedules are omitted because they are not applicable or because the required information in contained in the consolidated financial statements or notes included in this Report.

        (3)    Exhibits.    See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salem, Massachusetts on the 21st day of March 2007.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of March, 2007.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President and Chief Executive Officer (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman of the Board
/s/ ERNST A. BURRI Ernst A. Burri	Director
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ HENRY U. WHEATLEY Henry U. Wheatley	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2004, 2005, and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Atlantic Tele-Network, Inc.

        We have completed an integrated audit of Atlantic Tele-Network, Inc.'s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the 2004 and 2005 consolidated financial statements reflect certain adjustments to correct for errors identified by the Company in 2006.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 21, 2007

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2006

(In Thousands, Except Share Data)

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$26,493	$60,543
Accounts receivable, net of allowances	15,613	20,510
Materials and supplies	4,744	7,578
Prepayments and other current assets	1,822	2,508

Total current assets	48,672	91,139

Fixed Assets:
Property, plant, and equipment	204,297	237,006
Less accumulated depreciation	(78,588)	(98,433)

Net fixed assets	125,709	138,573

Licenses	11,246	20,641
Goodwill	29,031	35,583
Other intangibles, net	—	3,509
Long term marketable securities	1,991	—
Investment in and advances to unconsolidated affiliates	13,045	12,004
Other assets	4,137	1,165

Total assets	$233,831	$302,614

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$165	$—
Accounts payable and accrued liabilities	13,921	19,252
Dividends payable	1,522	2,146
Accrued taxes	9,411	7,301
Advance payments and deposits	3,114	3,813
Other current liabilities	2,985	2,529

Total current liabilities	31,118	35,041
Deferred income taxes	7,883	12,871
Long-term debt, excluding current portion	55,585	50,000

Total liabilities	94,586	97,912

Minority interests	22,259	25,932

Commitments and contingencies (Note 11)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 12,949,810 and 15,651,018 shares issued, respectively, and 12,463,748 and 15,170,707 shares outstanding in 2005 and 2006, respectively	129	157
Treasury stock, at cost; 486,062 and 480,311 shares, in 2005 and 2006, respectively	(3,532)	(3,557)
Additional paid-in capital	57,069	104,356
Retained earnings	63,320	79,599
Accumulated other comprehensive loss	—	(1,785)

Total stockholders' equity	116,986	178,770

Total liabilities and stockholders' equity	$233,831	$302,614

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2005, and 2006

(In Thousands, Except Per Share Data)

	December 31,
	2004	2005	2006
REVENUE:
Wireless	$14,093	$25,964	$61,946
Local telephone and data	25,630	27,926	43,103
International long distance	46,861	45,439	46,663
Other	2,581	2,952	3,646

Total revenue	89,165	102,281	155,358

OPERATING EXPENSES:
Termination and access fees (excluding depreciation and amortization, presented below)	5,599	7,941	22,687
Internet and programming (excluding depreciation and amortization, presented below)	2,362	2,601	3,504
Engineering and operations (excluding depreciation and amortization, presented below)	11,755	15,136	19,691
Sales and marketing (excluding depreciation and amortization, presented below)	5,093	6,457	10,088
General and administrative (excluding depreciation and amortization, presented below)	14,414	15,607	21,892
Depreciation and amortization	14,730	17,110	24,510

Total operating expenses	53,953	64,852	102,372

Income from operations	35,212	37,429	52,986

OTHER INCOME (EXPENSE):
Interest expense	(283)	(1,629)	(3,739)
Interest income	588	942	1,592
Other income (expense), net	(1,833)	(631)	725

Other expense, net	(1,528)	(1,318)	(1,422)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	33,684	36,111	51,564
Income taxes	19,832	21,007	25,538

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	13,852	15,104	26,026
Minority interests, net of tax of $3.8 million, $3.8 million and $4.0 million, respectively	(3,992)	(4,364)	(4,993)
Equity in earnings of unconsolidated affiliates, net of tax	2,569	3,043	2,467

NET INCOME	$12,429	$13,783	$23,500

NET INCOME PER SHARE:
Basic	$0.99	$1.11	$1.73

Diluted	$0.99	$1.10	$1.72

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,563	12,465	13,568

Diluted	12,563	12,488	13,672

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2004, 2005, and 2006

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Equity Contribution Receivable from Related Party	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance, December 31, 2003	$129	$(1,839)	$55,942	$—	$48,078	$—	$102,310
Purchase of 25,000 shares of common stock	—	(331)	—	—	—	—	(331)
Reissuance of 34,735 shares of common stock from treasury under Directors' Remuneration Plan	—	170	(170)	—	—	—	—
Award of 4,845 shares of common stock under Directors' Remuneration Plan	—	—	60	—	—	—	60
Dividends on common stock	—	—	—	—	(5,245)	—	(5,245)
Net income	—	—	—	—	12,429	—	12,429
Equity Contribution, Related Party	—	—	858	(858)	—	—	—

Balance, December 31, 2004	129	(2,000)	56,690	(858)	55,262	—	109,223

Equity Contribution, Related Party	—	(858)	—	858	—	—	—
Purchase of 50,000 shares of common stock	—	(586)	—	—	—	—	(586)
Reissuance of 6,842 shares of common stock from treasury under Directors' Remuneration Plan	—	42	(42)	—	—	—	—
Issuance of 71,250 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—	—
Repurchase of 23,612 shares of common stock issued under 2005 Restricted Stock Plan	—	(290)	290	—	—	—	—
Reissuance of 12,500 shares of common stock from treasury	—	160	—	—	—	—	160
Amortization of deferred compensation	—	—	131	—	—	—	131
Dividends on common stock	—	—	—	—	(5,725)	—	(5,725)
Net income	—	—	—	—	13,783	—	13,783

Balance, December 31, 2005	129	(3,532)	57,069	—	63,320	—	116,986

Issuance of 2,640,000 shares of common stock in underwritten public offering, net of offering costs	27	—	46,243	—	—	—	46,270
Award of shares of common stock under Directors' Remuneration Plan	—	—	60	—	—	—	60
Reissuance of 9,084 shares of common stock from treasury under Directors' Remuneration Plan	—	60	(60)	—	—	—	—
Issuance of 43,750 shares of common stock upon exercise of stock options	1	—	734	—	—	—	735
Issuance of 17,500 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—	—
Repurchase of 3,333 shares of common stock issued under 2005 Restricted Stock Plan	—	(85)	85	—	—	—	—
Issuance of restricted common shares of Sovernet, Inc.	—	—	(508)	—	—	—	(508)
Cash paid in lieu of half-shares as a result of split of common stock	—	—	(4)	—	—	—	(4)
Amortization of deferred compensation	—	—	737	—	—	—	737
Dividends on common stock	—	—	—	—	(7,221)	—	(7,221)
Net income	—	—	—	—	23,500	—	23,500
Adoption of SFAS No. 158, net of tax	—	—	—	—		(1,785)	(1,785)

Balance, December 31, 2006	$157	$(3,557)	$104,356	—	$79,599	$(1,785)	$178,770

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2005, and 2006

(In Thousands)

	December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$12,429	$13,783	$23,500
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,730	17,110	24,510
Minority interests	3,992	4,364	4,993
Dividends received from Bermuda Digital Communications Ltd.	445	1,450	1,658
Amortization of deferred compensation	—	421	822
Reserve for amounts due from Bridge International Communications, Inc.	—	2,104	255
Loss on disposal of assets	—	—	219
Deferred income taxes	(694)	1,290	3,046
Equity in earnings of unconsolidated affiliates	(2,569)	(3,043)	(2,467)
Asset impairments	3,325	—	—
Loss on uncollectible loans	570	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	1,847	(2,069)	(3,246)
Materials and supplies, prepayments, and other current assets	(1,351)	1,072	(3,599)
Accounts payable and accrued liabilities	698	(3,006)	3,897
Accrued taxes	4,452	(2,009)	(1,706)
Other	4,180	677	(634)

Net cash provided by operating activities	42,054	32,144	51,248

Cash flows from investing activities:
Capital expenditures	(25,317)	(26,011)	(35,465)
Acquisitions of businesses, net of cash acquired of $1,862 and $1,456	—	(57,393)	(8,975)
Acquisitions completed by Commnet, net of cash acquired of $231	—	—	(9,557)
Net proceeds from sale of assets	—	—	2,053
Sale (purchase) of long term marketable securities	—	(1,991)	1,991
Sale (purchase) of marketable securities	(8,081)	8,081	—
Advances to Bridge International Communications, Inc.	(1,195)	(1,109)	—

Net cash used in investing activities	(34,593)	(78,423)	(49,953)

Cash flows from financing activities:
Proceeds from underwritten public offering of common stock, net of expenses	—	—	46,270
Repayment of long-term debt	(1,179)	(13,662)	(27,750)
Proceeds from long-term debt	10,000	57,000	22,000
Dividends paid on common stock	(5,121)	(5,725)	(6,632)
Purchase of common stock	(331)	(876)	(85)
Proceeds from stock option exercise	—	—	735
Investments made by minority shareholders in consolidated affiliates	—	—	1,400
Distribution to minority stockholders	(3,250)	(3,649)	(3,183)
Proceeds from sale of stock	—	160	—
Debt issuance costs	—	(376)	—

Net cash provided by financing activities	119	32,872	32,755

Net change in cash and cash equivalents	7,580	(13,407)	34,050
Cash and cash equivalents, beginning of year	32,320	39,900	26,493

Cash and cash equivalents, end of year	$39,900	$26,493	$60,543

Supplemental cash flow information:
Interest paid	$281	$1,622	$3,739
Taxes paid	$14,598	$20,886	$24,539

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    ORGANIZATION AND BUSINESS OPERATIONS

        Atlantic Tele-Network, Inc. ("ATN" or "Company") provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 94%, 85% and 60% of the Company's consolidated revenues in 2004, 2005 and 2006, respectively. The reduction in these percentages is due to the acquisitions noted below and the growth in those acquired operations.

  •
  Commnet Wireless, LLC ("Commnet"), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. The Company completed its acquisition of 95% of Commnet on September 15, 2005 and the remaining 5% in January 2007.

  •
  Sovernet, Inc., ("Sovernet"), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. ATN acquired all of the outstanding common stock of Sovernet, Inc. on February 10, 2006 and, at the closing of the transaction, issued shares of common stock of Sovernet, Inc. amounting to 4% of Sovernet's outstanding capital stock to Sovernet's new Chief Executive Officer, subject to vesting requirements and other restrictions.

  •
  Choice Communications, LLC ("Choice Communications" or "Choice"), is a provider of fixed wireless broadband data and wireless digital television services, and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

  •
  Bermuda Digital Communications, Ltd. ("BDC"), the largest wireless voice and data communications service provider in Bermuda, doing business under the name "Cellular One". The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. The Company currently owns 43% of the equity of BDC.

        ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates and typically receives a management fee equal to approximately 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in "Other Income" in the accompanying statements of operations.

        In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering (the "2006 Equity Offering"), consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman Cornelius B. Prior, Jr. and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company's outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Commnet of Florida, LLC, which is consolidated in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51" ("FIN No. 46") as revised in December 2003 ("FIN No. 46R") since it was determined that the Company is the primary beneficiary of Commnet of Florida, LLC.

        Except for the Company's investment in Commnet of Florida, LLC, the equity method of accounting is used for the Company's investments in affiliated entities in which the Company has at least a 20% ownership but does not have management control. The Company accounts for investments of less than 20% for which the Company does not have the ability to exert significant influence over the operations by using the cost method of accounting.

        On March 31, 2006, the Company completed a 5-for-2 split of its common stock which was effectuated as a stock dividend. ATN stockholders, as of the record date, received three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The stockholders of the Company also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000 in May 2006. On August 14, 2006, the Company amended its restated certificate of incorporation to reflect this increase in the authorized shares of common stock. Accordingly, the Company's dividend per share amount was reduced to proportionately reflect the 5-for-2 split. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

Reclassification to Statement of Cash Flows

        The Company revised its presentation in the statement of cash flows of dividends received from Bermuda Digital Communications of $0.4 million and $1.5 million for 2004 and 2005, respectively, to properly reflect the dividends as an operating activity as they represented a return on the Company's investment.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, useful lives of the Company's fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-live intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

Adjustments of Prior Year Financial Statements

        During 2006, the Company identified errors related to certain assets, liabilities, and expenses of the 2004 and 2005 consolidated financial statements and the respective quarterly financial information.

Accordingly, the Company has adjusted the annual 2004 and 2005 consolidated financial statements and the quarterly financial information for 2005 presented in this Annual Report.

        The Company's assessment of certain identified accounting errors resulted in the following adjustments to previously reported periods:

        Net periodic pension costs were incorrectly reported in 2004 and 2005.    The Company determined that it had previously incorrectly recorded a greater amount of expense relating to its obligations to the defined benefit pension plan of its GT&T subsidiary than required by Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers Accounting For Pensions". The Company recorded as expense cash payments which were in excess of its net period pension costs, and the difference should have been recorded as a pre-paid pension asset under the provisions of SFAS No. 87. Accordingly, the Company underreported its net income for the periods presented. While these errors were not material to such periods, correction of the accumulated errors would have been material to the 2006 financial statements and, therefore, the Company has adjusted its retained earnings as of January 1, 2004 for the cumulative error as of December 31, 2003 and its general and administrative expenses for the annual periods 2004 and 2005 as well as the quarterly financial information for 2005.

        The adjusted financial statements for 2004 and 2005 include an increase in net income of $0.3 million and $0.2 million, respectively. The adjusted financial information for each of the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005 includes a decrease in general and administrative expense of $0.1 million, respectively and a negligible increase in net income for each period. The adjusted financial statements as of December 31, 2004 include an increase in stockholders' equity of $1.1 million and a decrease in total liabilities of $1.4 million. The adjusted financial statements as of December 31, 2005 include an increase in stockholders' equity of $1.3 million and a decrease in total liabilities of $1.6 million.

        None of the items discussed above impacted reported revenues, cash balances or cash flows.

        The following tables set forth the adjustments:

Summary of Adjustments to
Operating Income, Net Income, and Earnings per Share
(In thousands except per share data)

	Year ended December 31,		Quarter ended
	2004	2005	3/31/2005	6/30/2005	9/30/2005	12/31/2005
			(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating Income- as reported	$34,476	$36,992	$7,853	$7,983	$9,877	$11,279
Increase due to decrease in general and administrative expense	736	437	109	109	109	110

Operating Income- as adjusted	$35,212	$37,429	$7,962	$8,092	$9,986	$11,389

Net Income- as reported	$12,117	$13,598	$3,046	$3,227	$4,432	$2,893

Increase in operating income	736	437	109	109	109	110
Increase in minority interest expense	(78)	(46)	(11)	(9)	(11)	(15)
Increase in income tax expense	(346)	(206)	(51)	(49)	(51)	(55)

Total impact on net income	312	185	47	51	47	40

Net Income- as adjusted	$12,429	$13,783	$3,093	$3,278	$4,479	$2,933

Basic net income per share- as reported	$0.96	$1.09	0.24	$0.26	$0.36	$0.23
Effect of adjustments to income	0.03	0.02	0.01	—	—	0.01

Basic net income per share- as adjusted	$0.99	$1.11	$0.25	$0.26	$0.36	$0.24

Fully diluted net income per share- as reported	$0.96	$1.09	$0.24	$0.26	$0.36	$0.23
Effect of adjustments to income	0.03	0.01	0.01	—	—	—

Fully diluted net income per share- as adjusted	$0.99	$1.10	$0.25	$0.26	$0.36	$0.23

Summary of Adjustments to
Assets and Liabilities
(In thousands)

	12/31/2004	12/31/2005	3/31/2005	6/30/2005	9/30/2005
			(unaudited)	(unaudited)	(unaudited)
Total assets- as reported	$176,374	$233,831	$177,822	$175,854	$234,225
Increase in other assets	—	—	109	218	327

Total assets- as adjusted	$176,374	$233,831	$177,931	$176,072	$234,552

Total liabilities- as reported	$48,520	$96,181	$47,398	$43,124	$97,421

Decrease in accounts payable and accrued liabilities	(2,572)	(3,009)	(2,572)	(2,572)	(2,572)
Increase in deferred tax liabilities	1,209	1,414	1,260	1,311	1,362

Total impact on liabilities	(1,363)	(1,595)	(1,312)	(1,261)	(1,210)

Total liabilities- as adjusted	$47,157	$94,586	$46,086	$41,863	$96,211

Minority interest- as reported	$19,722	$21,940	$20,623	$21,568	$22,732
Increase in minority interests	273	319	285	297	309

Minority interests- as adjusted	$19,995	$22,259	$20,908	$21,865	$23,041

Stockholders' equity- as reported	$108,132	$115,710	$109,801	$111,162	$114,072
Increase in retained earnings	1,090	1,276	1,136	1,182	1,229

Stockholders' equity- as adjusted	$109,222	$116,986	$110,937	$112,344	$115,301

        The financial statement line items impacted by these adjustments are summarized in the following tables (in thousands, except per share amounts):

Impact of Adjustments to
Operating Income, Net Income, and Earnings per Share
(In thousands, except per share data)

	Year Ended December 31, 2004		Year Ended December 31, 2005
	As reported	As adjusted	As reported	As adjusted
General and administrative expenses	$15,150	$14,414	$16,044	$15,607
Operating income	34,476	35,212	36,992	37,429
Minority interests	(3,914)	(3,992)	(4,318)	(4,364)
Income taxes	19,486	19,832	20,801	21,007
Net income	12,117	12,429	13,598	13,783
Net income per basic share	$0.96	$0.99	$1.09	$1.10
Net income per fully diluted share	$0.96	$0.99	$1.09	$1.10

Summary of Adjustments to
Cash Flows
(In thousands)

	Year Ended December 31, 2004		Year Ended December 31, 2005
	As reported	As adjusted	As reported	As adjusted
Operating activities:
Net income	12,117	12,429	13,598	13,783
Deferred income taxes	(1,039)	(694)	1,084	1,290
Minority interest	3,914	3,992	4,318	4,364
Other	4,914	4,180	1,114	677

Impact of Adjustments to
Assets and Liabilities
(In thousands)

	Year Ended December 31, 2004		Year Ended December 31, 2005
	As reported	As adjusted	As reported	As adjusted
Accounts payable and accrued expenses	10,670	8,098	16,930	13,921
Deferred taxes	5,142	6,351	6,469	7,883
Minority interests	19,722	19,995	21,940	22,259
Stockholders' Equity	108,132	109,222	115,710	116,986

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all investments with a remaining maturity of three months or less at date of purchase to be cash equivalent. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2005 and 2006, the Company had deposits with banks in excess of FDIC insured limits and a significant portion of its cash is on deposit with non-insured institutions such as corporate money market issuers. The Company's cash and cash equivalents are not subject to any restriction. Due to the timing of certain payments towards the end of 2005, as of December 31, 2005, the Company held none of its cash in Guyana dollars while holding $4.6 million of cash in Guyana dollars as of December 31, 2006. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Marketable Securities

        The Company classifies marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. Gains or losses on securities sold are based on the specific identification method.

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

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" (or SFAS No. 143). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. In the case of GT&T, we have not provided for costs related to the removal of tangible long-lived assets because there are no obligations under any of our leases or under any existing or enacted laws, statutes or ordinances or elsewhere that would require us to incur costs related to the retirement of those assets.

        In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (or "FIN 47"). FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists.. There was no impact as a result of the adoption of FIN 47 in December 2005 on our results of operations, financial position and cash flows.

Goodwill and other intangible assets

        Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In accordance with SFAS No. 142 "Goodwill and Other Intangible

Assets", goodwill and other indefinite-lived intangible assets (telecommunications licenses) are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company performed an impairment test of its goodwill and licenses as of December 31, 2004, 2005 and 2006 and recorded a $1.6 million impairment charge to write-down its goodwill at Choice during 2004 as a result of the unfavorable business climate within the industry and continued losses in the operations. No impairment charge was recorded for either 2005 or 2006.

        The Company assesses the recoverability of FCC licenses using a discounted cash flow valuation method. Management believes that FCC licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The realizability of FCC licenses is evaluated annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a license by license basis.

        Customer relationships are amortized over their estimated useful lives.

        See Note 6 for additional information on transactions relating to goodwill and other intangible assets.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. During 2004, the Company's assessment of its long-lived assets determined that an impairment charge of $1.7 million was required to write down the carrying amount of certain assets at Atlantic Tele-Center (the Company's call center operation which was curtailed in early 2005) and at the parent company to their estimated fair value, as these assets were identified as being excess, obsolete or carried at values that may not have been recoverable due to an adverse change in the extent to which these assets were being utilized in the business. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2005 and 2006. Management's estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

Minority Interests

        Minority interests in the accompanying consolidated statements of operations represent minority stockholders' share of the income or loss of GT&T, Sovernet, Commnet and Commnet's consolidated subsidiaries. The minority interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in these consolidated subsidiaries, along with their proportional share of the earnings or losses, net of any distribution from the consolidated subsidiaries.

Accumulated Other Comprehensive Income

        In September 2006, the FASB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)". This statement, among other things, requires that the Company recognizes the funded status of its defined benefit pension in the Consolidated Balance Sheet as of December 31, 2006, with changes in the funded status recognized through accumulated other comprehensive income in the year in which such changes occur. The adoption of SFAS No. 158 had no effect on the Consolidated Statements of Operations for any period presented.

        Comprehensive income for the years ended December 31, 2004, 2005 and 2006 was the same as net income.

        The following table shows the components of accumulated other comprehensive loss as of December 31, 2006 and for the year then ended (in thousands):

Accumulated Other Comprehensive Loss
Final Balance at December 31, 2005	$—
Adoption of FAS 158	(3,368)
Tax effect	1,583

Final Balance at December 31, 2006	$(1,785)

        As of December 31, 2006, the defined benefit plan at GT&T was over-funded by $338,000.

Revenue Recognition

        For all of the Company's subsidiaries, in determining the appropriate amount of revenue to recognize for a particular transaction, the Company applies the criteria established by Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104") and defers those items that do not meet the recognition criteria and also relies on its past history of evidence with each customer or carrier in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, the Company's accounts receivable and revenue reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods.

        GT&T.    The Company's GT&T subsidiary recognizes its wireless, local telephone and data and international long distance revenues when earned, regardless of the period in which they are billed. The Company applies the appropriate rate to minutes of long distance traffic based upon the foreign carrier from which that traffic is received. However, GT&T operates in a regulated industry, therefore its pricing is subject to regulatory commission oversight. Such oversight could result in changes to the amount it bills customers in current and future periods.

        GT&T charges an activation fee to new wireless subscribers in Guyana and re-activation fees to subscribers in Guyana who allow their accounts to lapse. The Company determined that the activation fees do not represent a separate unit of accounting under Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Accordingly, the Company's policy is to defer those fees and recognize them ratably over the estimated customer relationship period in accordance with SAB 104. To date, those fees have been immaterial to both GT&T's and the Company's financial position and results of operations for all periods presented.

        Commnet.    The Company recognizes revenue from Commnet's roaming operations and other monthly fees in the period the services are provided.

        Sovernet.    The Company recognizes revenue from subscriptions to Sovernet's Internet services on a monthly basis as the services are provided regardless of the period in which they are billed. For Sovernet's wireline services revenue is recognized as earned.

        Choice.    The Company recognizes revenue from subscriptions to Choice's Internet, television and other services monthly, as the services are provided, net of management's best estimate of uncollectible accounts and regardless of the period in which they are billed. Installation fees charged by Choice to customers subscribing to cable and Internet services have also historically been immaterial to both Choice's and the Company's financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice's monthly service offerings. The Company determined that Choice's activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company's policy is to recognize these fees as revenue when the services are performed.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." The Company's provision for income taxes is comprised of a current and deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. The deferred income tax provision is calculated for the estimated future tax effects attributable to temporary differences and carryforwards using expected tax rates in effect in the years during which the differences are expected to reverse.

        The Company does not provide for United States income taxes on earnings of GT&T. While it is not the Company's intention to reinvest these earnings permanently, foreign tax credits would largely eliminate any United States taxes on such earnings or offset any foreign withholding taxes.

        The Company currently has significant deferred tax assets, resulting from tax credit carryforwards and deductible temporary differences. The Company provides a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in the Company's valuation allowance would result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

        The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Uncertainties are recorded in accordance with SFAS No. 5, "Loss Contingencies."

        In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company's 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 as the material uncertain tax positions of the Company relate to the interpretation and application of various income tax laws and rulings in Guyana.

Credit Concentrations and Significant Customers

        The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2004	2005	2006
AT&T (includes Cingular)	3%	8%	19%
IDT	12%	14%	10%
Verizon	16%	9%	9%

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

        During 2004, the value of the Guyana dollar declined from G$195 per one U.S. dollar to G$205 per one U.S. dollar resulting in a foreign exchange gain of $988,000 recorded in the 2004 statement of operations. Included in the gain is $924,000 recorded as a result of GT&T's net liability position. During 2005 and 2006, the value of the Guyana dollar remained constant at G$205 to one U.S. dollar.

Fair Value of Financial Instruments

        The Company's financial instruments at December 31, 2005 and 2006 include cash and cash equivalents, marketable securities, accounts receivable, accounts payable and debt. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2005 and 2006, the estimated fair values of all of the Company's financial instruments approximate their carrying values.

        In February 2007, the FASB issued Statement No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. This standard is effective for periods beginning after November 15, 2007, therefore, the Company will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits the Company to elect to measure certain of its financial instruments at either historical cost or fair value. The Company is in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on the financial results or position of the Company.

Net Income Per Share

        Net income per share is computed in accordance with SFAS No. 128, "Earnings Per Share." Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

        At December 31, 2006, the Company has two stock-based employee compensation plans (i) the 1998 Stock Option Plan and (ii) the 2005 Restricted Stock Plan. Both of these plans are more fully described in Note 8.

        There were no potentially dilutive securities for the year ended December 31, 2004. For the years ended December 31, 2005 and 2006 the common shares issued under the Company's 2005 Restricted Stock Plan and options issued under the Company's 1998 Stock Option Plan were the only potentially dilutive securities.

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2004	2005	2006
Basic weighted average common shares outstanding	12,563	12,465	13,568
Unvested shares issued under the Company's 2005 Restricted Stock Plan	—	23	58
Stock options	—	—	46

Diluted weighted average common shares outstanding	12,563	12,488	13,672

Non-Cash Share Based Compensation

        Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under this transition method, stock-based compensation expense recognized during 2006 includes stock options and restricted stock shares granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock shares granted subsequent to December 31, 2005, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123(R). Because the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees' requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company's statements of operations for any of the years presented.

        In connection with the Company's 1998 Stock Option Plan, the Company issued 277,500 and 132,000 options to purchase common stock during 2005 and 2006, respectively. The Company applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) and is expensing the fair value of such grants over the vesting period of four years. Relating to these grants, the Company recognized $24,000 and $361,000 of non-cash share based compensation expense during 2005 and 2006, respectively. See Note 8 for assumptions used to calculate the fair value of the options granted.

        Under the Company's 2005 Restricted Stock Plan, the Company issued 71,250 and 17,500 shares of common stock during 2005 and 2006, respectively. These shares were accounted for using the provisions of SFAS No. 123(R) and are being charged to income based upon their fair values over their vesting period of three or four years. During 2005 and 2006, non-cash equity-based compensation expense, related to the vesting of shares issued under the 2005 Restricted Stock Plan, was $395,000 and $344,000, respectively.

3.    ACQUISITIONS

Commnet Wireless, LLC

        On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LCC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.3 million, which consisted of $58.7 million in cash and legal, financial and other costs of $0.6 million. The acquisition was financed through a credit facility as discussed in Note 7. The acquisition of Commnet allows the Company to expand its emphasis on its wireless operations in smaller, niche markets with a manageable competitive environment while balancing its existing investments in the Caribbean.

        The acquisition was accounted for using the purchase method and Commnet's results of operations since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company for the year ended December 31, 2005. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management with the assistance of a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, "Goodwill and Other Intangible Assets". For tax purposes, the Company elected to step up the basis of Commnet's assets to fair market value, and therefore, the goodwill and licenses are deductible for tax purposes.

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

$59,255

        Investments in unconsolidated affiliates of $2.6 million primarily represents Commnet's 35.0% ownership of MoCelCo, LLC ("MoCelCo") which has historically been accounted for using the equity method of accounting. In January 2006, Commnet acquired the remaining 65.0% interest in MoCelCo for $6.5 million.

        Minority interests represent minority members' interests in Commnet's majority owned subsidiaries as well as a minority member's 5% interest in Commnet. As is more fully described below, the Company acquired the minority member's 5% interest in Commnet in January 2007.

        As part of the acquisition of Commnet the Company also acquired certain carrier contracts which have remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have yet to have been subject to renewal. Based upon a discounted cash flow valuation through the current expiration dates of these contracts, the Company has determined that the fair value of these contracts is insignificant and, has therefore, not allocated any of the purchase price to them.

        The following table represents the condensed consolidated balance sheet of Commnet as of December 31, 2006 (in thousands):

Total current assets	$10,598
Long term assets other than goodwill	45,537
Goodwill	29,175

Total assets	$85,310

Total current liabilities	$14,619
Minority interests	2,212

Total liabilities and minority interests	16,831

Net assets	$68,479

        The following table reflects the unaudited pro forma results of operations of the Company for the years ending December 31, 2004 and 2005 assuming that the Commnet acquisition had occurred on January 1, 2004 (not including the "2006 Commnet Acquisitions", as defined below):

	(in thousands, except per share data)
	2004	2005
Revenue	$108,024	$122,449
Net income	$18,012	$17,657
Net income per basic share	$1.43	$1.42
Net income per diluted share	$1.43	$1.41

        The Commnet acquisition was funded with cash on hand and borrowings on ATN's revolving credit facility (see Note 7).

Additional Acquisitions Completed by Commnet

        During 2006, Commnet completed the following four acquisitions (the "2006 Commnet Acquisitions"):

        On January 1, 2006, Commnet completed two acquisitions of wireless roaming networks located in Northeast Missouri and Central Arizona. Commnet acquired the 65% of MoCelCo, LLC that it did not previously own for $6.5 million in cash as well as all of the assets of a privately held network in Gila County, Arizona, that it previously managed, for $1.7 million in cash. These two acquisitions consisted of a cellular license, a PCS license and 22 GSM cell sites.

        In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida which is consolidated for financial reporting purposes, under the provisions of FIN No. 46.

        During August 2006, Commnet acquired the remaining 20% of Excomm, LLC for $1.5 million in cash. Excomm, LLC consists primarily of a cellular license and cell sites.

        The January and August acquisitions were accounted for as asset purchases by the Company. The total purchase consideration of $9.7 million was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $9.0 million attributable to certain telecommunications licenses. In accordance with current accounting standards, the licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, "Goodwill and Other Intangible Assets". For tax purposes, the Company elected to step up the basis of these acquisitions' assets to fair market value and, therefore, the licenses will be deductible for tax purposes.

        The 2006 Commnet Acquisitions were funded with cash on hand and borrowings on ATN's revolving credit facility (see Note 7).

Subsequent Acquisition of Minority Interest in Commnet

        In connection with the Commnet merger agreement, the Company entered into a put and call agreement with one of the prior owners and Chairman of Commnet, to acquire the remaining 5% ownership interest. In January 2007, the Company agreed to purchase this 5% ownership interest for $6.5 million and 21,000 shares of our common stock, (See note 15).

Sovernet, Inc.

        On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., ("Sovernet") a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet's common stock amounting to 4% of Sovernet's outstanding capital stock to Sovernet's new chief executive, subject to vesting requirements and other restrictions. The Company recognized $116,000 of non-cash compensation expense during 2006 relating to the shares issued to Sovernet's new chief executive. The Company funded the transaction through a combination of cash on hand and borrowings under its existing credit facility (see Note 7). The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

        The acquisition of Sovernet was accounted for using the purchase method and Sovernet's results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet's relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet. However, such amount was reduced by $1.7 million (net of tax) during 2006 as a result of the Company's recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited, to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet's reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, "Goodwill and Other Intangible Assets". The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized over a period of approximately 5 years. For tax purposes, the goodwill and amortization of the customer relationships are not be deductible.

Bermuda Digital Communications, Ltd.

        On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2006, the Company had a 43% equity interest in BDC.

        The Company has recorded cumulative equity in earnings of BDC of $12.7 million. For the years ended December 31, 2004, 2005 and 2006, the Company recorded equity in earnings of BDC of $2.6 million, $2.9 million and $2.5 million respectively, which are included in the accompanying consolidated statements of operations as equity in earnings of unconsolidated affiliates, and management fees of approximately $1.2 million, $1.2 million and $1.1 million, respectively, which are included in the accompanying consolidated statements of operations as other income. The Company received dividends of $0.6 million, $1.5 million and $1.7 million in 2004, 2005 and 2006, respectively.

        In July 2008, BDC has the option, subject to the provisions of the Bermuda Companies Act, to purchase from the Company all, but not less than all, of the BDC shares owned by the Company. If exercised, such sale is to be at a purchase price equal to the fair market value of such shares as determined by investment banks selected by the parties, or if such banks disagree, by a third investment bank. Also in July 2008, the initial term of the Company's management contract with BDC may be terminated. The Company does not expect to have the management contract renewed.

4.    ACCOUNTS RECEIVABLE

        As of December 31, 2005 and 2006, accounts receivable consist of the following (in thousands):

	2005	2006
Subscribers, net of allowance for doubtful accounts of $440 and $471 in 2005 and 2006, respectively	$5,598	$6,807
Connecting carriers, net of allowance for doubtful accounts of $579 and $903 in 2005 and 2006, respectively	9,649	13,137
Other	366	566

Total accounts receivable, net	$15,613	$20,510

5.    FIXED ASSETS

        As of December 31, 2005 and 2006, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2005	2006
Telecommunications equipment	5-15	$163,823	$196,757
Office and computer equipment	3-10	16,041	16,831
Buildings	15-39	10,038	11,058
Transportation Vehicles	3-10	6,259	3,740
Leasehold improvements	3-20	1,564	1,849
Land	—	714	896
Furniture and fixtures	5-10	495	595

Total plant in service		198,934	231,726
Construction in progress		5,363	5,280

Total property, plant, and equipment		$204,297	$237,006

        Depreciation and amortization of fixed assets using the straight-line method over the assets estimated useful life for the years ended December 31, 2004, 2005 and 2006 was $14,730, $17,110 and $22,979, respectively.

6.    INTANGIBLE ASSETS

Goodwill and Telecommunications Licenses

        During 2004, in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets", the Company performed its annual impairment test of goodwill at its Choice subsidiary and determined that such goodwill was impaired as of December 31, 2004 as the carrying value of the goodwill exceeded its fair value as of that date. Accordingly, the Company adjusted the carrying value of its goodwill and recorded a $1.6 million impairment charge at its Choice subsidiary as a result of the unfavorable business climate within the industry and continued losses in the operations.

        During 2005, the Company acquired 95% of Commnet. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to certain identified intangible assets, by management with the assistance of a third-party valuation firm. Included in the identified intangible assets were telecommunications licenses that were determined to have an estimated fair value of $11.2 million. Also in connection with the acquisition of Commnet, the Company recorded goodwill of $29.0 million which represented the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace.

        During 2006, the Company completed the 2006 Commnet Acquisitions. The purchase consideration paid in connection with the completion of the 2006 Commnet Acquisitions was allocated to the assets acquired and liabilities assumed at their estimated fair values, as determined by management, as of the date of acquisition. Included in this allocation was $9.0 million attributable to certain telecommunications licenses.

        Also during 2006, the Company completed the acquisition of Sovernet. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed was recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet. However, such amount was reduced by $1.7 million (net of tax) during 2006 as a result of the Company's recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet's reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.

        The Company evaluated the carrying value of the goodwill and licenses as of December 31, 2005 and 2006 and determined that these assets were not impaired since their fair values exceeded their carrying values.

        The changes in the carrying amount of goodwill for the three years ended December 31, 2006 were as follows (in thousands):

Goodwill
Balance at December 31, 2003	$1,593
Write off of impaired goodwill	(1,593)

Balance at December 31, 2004	—
Acquisition of Commnet	29,031

Balance at December 31, 2005	29,031
Adjustments to Commnet goodwill	144
Acquisition of Sovernet, including deferred taxes of $1,817	8,065
Pre-acquisition Sovernet transactions, net of deferred taxes of $1,105	(1,657)

Balance at December 31, 2006	$35,583

Customer Relationships

        Included in the allocation of the assets acquired and liabilities assumed in the Sovernet acquisition was $5.0 million attributable to Sovernet's relationships with its existing customers as of the date of acquisition. The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded approximately $1.5 million of amortization during 2006.

        Future amortization of Sovernet's customer relationships is as follows:

Annual Amortization Expense (in thousands)
2007	$1,160
2008	773
2009	515
2010	495
2011	495
Thereafter	71

Total	$3,509

7.    LONG-TERM DEBT

        As of December 31, 2005 and 2006, long-term debt consists of the following (in thousands):

	2005	2006
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank under a $20 million revolving credit facility	4,000	—
Note payable to U.S. Bancorp Equipment Finance, Inc. by ATN under a $2.5 million equipment financing agreement	1,750	—

	55,750	50,000
Less current portion	165	—

Total long term debt	$55,585	$50,000

        On September 15, 2005, ATN, as borrower, entered into a Credit Agreement with CoBank, ACB (the "CoBank Credit Agreement"). The CoBank Credit Agreement provides a $50 million term loan (the "Term Loan") and a $20 million revolving credit facility (the "Revolver Facility") and is collateralized by, among other things, a pledge of all of the GT&T stock owned by ATN. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company's option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

        ATN used the proceeds from the $50 million Term Loan, drew $7.0 million from the Revolver Facility and used $12.1 million of its existing cash on hand in order to acquire 95% of the outstanding equity of Commnet (totaling approximately $59.3 million, including transaction fees) and to repay $10.0 million of outstanding debt under ATN's previous credit facility with Banco Popular (the "Banco Credit Facility").

        During December 2005, the Company repaid $3.0 million of the amounts drawn from the Revolver Facility.

        During 2006, the Company drew $22.0 million from the Revolver Facility in order to partially fund the 2006 Commnet Acquisitions as well as the acquisition of Sovernet and repaid all amounts outstanding with the proceeds of the 2006 Equity Offering which was completed during the third quarter of 2006.

        The CoBank Credit Agreements contain certain affirmative and negative covenants on behalf of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN's ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of December 31, 2006, the Company was in compliance with the covenants of the CoBank Credit Facilities.

        In December 2001, ATN entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which was collateralized by property of ATN and its subsidiaries. The loan was repaid in full during 2006 with the proceeds of the sale of the collateralized property.

        Future maturities of long-term debt at December 31, 2006 are as follows (in thousands):

For the year ended December 31,	Amount of Maturity
2007	$—
2008	—
2009	—
2010	50,000
Thereafter	—

$50,000

8.    EQUITY

2006 Equity Offering

        In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 240,000 shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by the Company's Chairman Cornelius B. Prior, Jr. and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company's outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

Stock Split

        On March 8, 2006, the Company announced that its Board of Directors approved a 5-for-2 split of its common stock. The stock split, which was effected in the form of a stock dividend, entitled all ATN stockholders of record as of the close of business on March 20, 2006 to receive three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The Board also approved a proportional increase in the number of authorized shares of common stock from 20,000,000 to 50,000,000 shares. The accompanying financial statements have been retroactively adjusted to reflect the stock split.

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999. The following table sets forth the quarterly dividends per share declared by the Company over the past three fiscal years ended December 31, 2006:

	1st	2nd	3rd	4th
2004	0.10	0.10	0.11	0.11
2005	0.11	0.11	0.12	0.12
2006	0.12	0.12	0.14	0.14

2005 Restricted Stock Plan

        During 2005, the Company's Board of Directors approved the 2005 Atlantic Tele-Network Restricted Stock and Incentive Plan (the "Restricted Stock Plan") which provides for the issuance of up to 625,000 shares of the Company's common stock to eligible employees. The Company values the issued shares based upon the closing price of the Company's common stock on the date of issuance and amortizes such cost over the vesting period.

        During 2005, the Company granted 71,250 shares under the Restricted Stock Plan all of which vest over a three-year period and recognized $395,000 of compensation expense within its statement of operations.

        During 2006, the Company granted 17,500 shares under the Restricted Stock Plan of which 7,500 shares vest over a three-year period while 10,000 shares vest over a four-year period. During 2006, the Company recognized $344,000 of compensation expense within its statement of operations.

        Of the 88,750 shares granted under the Restricted Stock Plan to date, the Company has repurchased 26,945 shares from the recipients (see further discussion below). None of the remaining 61,672 shares which represent deferred compensation of $510,000 were vested as of December 31, 2006 but those shares will vest between January 2007 and May 2010. In total, the weighted average vesting period of the unvested shares issued under the Restricted Stock Plan approximates one year.

Treasury Stock

        In 2004, the Company repurchased 25,000 shares of its common stock at an aggregate cost of approximately $331,000 or an average price of $13.22 per share. The Company reissued 34,735 shares from treasury to directors under the board of directors' remuneration plan.

        In 2005, the Company repurchased 50,000 shares of its common stock at an aggregate cost of approximately $586,000 or an average price of $11.72. The Company reissued 6,842 shares from treasury to directors under the board of directors' remuneration plan and 12,500 shares in connection with a private sale for $160,000 or $12.80 per share, the fair value of the shares at the date of the transaction. Also in 2005, the Company repurchased 23,612 shares issued to management under the Company's 2005 Restricted Stock Plan for approximately $290,000 or $12.28 per share, the fair value of the shares as of the date of the vesting and repurchase of these shares. The Company recognized a tax benefit of approximately $102,000 in connection with the vesting and repurchase of these shares. In addition, the Company repurchased 64,650 shares from the Chairman of the Company as is more fully described in Note 12.

        During 2006, the Company reissued 9,084 shares from treasury to directors under the board of directors' remuneration plan. Also during 2006, the Company repurchased 3,333 shares issued to management under the Company's 2005 Restricted Stock Plan for approximately $85,000 or $25.63 per share, the fair value of the shares as of the date of the vesting and repurchase of the shares. The Company recognized a tax benefit of approximately $30,000 in connection with the vesting and repurchase of these shares.

Board of Directors' Remuneration Plan

        Directors who are not officers or employees of the Company have the option under a director's remuneration plan ("Directors' Plan"), adopted by the Board of Directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of Company common stock on a deferred basis. While the Board of Directors has reserved 625,000 shares of common stock to be granted under the Directors' Plan, the Company has historically issued such shares from its treasury. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. Directors' annual retainers relate to their terms of office that run from one annual stockholders' meeting to the next. The following table shows for each of the three calendar years the aggregate amounts of annual retainer which participating directors have elected to take in stock units under the Directors Plan and the number of stock units allocated to them under the Plan:

Term of Office	Total Annual Retainer Paid in Stock Units	Number of Stock Units
2004-2005	$60,000	4,845
2005-2006	—	—
2006-2007	$60,000	2,628

        Because of a change in certain tax laws, the Company did not allow directors to elect to receive any portion of their retainer in stock delivered on a deferred basis during their 2005-2006 term of office.

Stock Options

        Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. Under this transition method, stock-based compensation expense recognized during 2006 includes stock options and restricted stock shares granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and stock options and restricted stock shares granted or modified subsequent to December 31, 2005, based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123(R). Because the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees' requisite service period, the adoption of SFAS No. 123(R) had no impact on the Company's statements of operations for any of the years presented.

        In 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan and reserved 625,000 shares of common stock for options to be granted under the option plan. The options have terms of either seven or ten years and vest annually and ratably over a period of four years.

        The following table summarizes stock option activity under the plan:

	Number of Options	Weighted Avg. Exercise Price	Weighted Avg. Fair Value
Outstanding at December 31, 2003	—	$—	$—
Granted	—	—	—
Forfeited	—	—	—
Exercised	—	—	—

Outstanding at December 31, 2004	—	—	—
Granted	277,500	16.80	4.22
Forfeited	—	—	—
Exercised	—	—	—

Outstanding at December 31, 2005	277,500	16.80	4.22
Granted	132,000	21.42	6.14
Forfeited	—	—	—
Exercised	(43,750)	16.80	4.22

Outstanding at December 31, 2006	365,750	18.47	4.91

        For options that were exercised during 2006, the Company received proceeds of $735,000 and realized a tax benefit of $186,000.

        The 365,750 options outstanding as of December 31, 2006 represent $1.4 million in deferred compensation charges which will be recognized over a weighted average of 3.2 years. Such options have the following characteristics:

	Number of Options	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life (in Years)
Unexercisable:
	208,125	$16.80	8.9
	85,000	18.70	6.7
	35,000	25.63	9.4
	12,000	28.40	6.9

Total Unexercisable	340,125	18.59	8.3
Exercisable	25,625	16.80	8.9

Total Outstanding at December 31, 2006	365,750	18.47	8.4

        The 25,625 of exercisable options have a weighted average fair value of $4.22 per share, for an approximate total of $108,000.

        Intrinsic values as of December 31, 2006 for options exercised, outstanding and exercisable are as follows:

	Number of Options	Weighted Avg. Intrinsic Value per Share	Total Intrinsic Value
Exercised	43,750	$12.17	$532,438
Outstanding	365,750	10.83	3,961,073
Exercisable	25,625	12.50	320,313

        The estimated fair value of the options issued during 2005 and 2006 were determined using a Black Scholes option pricing model, based on the following assumptions:

Options issued in
	2005	2006
Risk-free interest rate	4.2% to 4.7%	4.4% to 5.1%
Expected dividend yield	2.6% to 3.3%	1.9% to 2.6%
Expected life (years)	7.0 to 8.6 years	4.8 to 6.3 years
Expected volatility	23% to 30%	30% to 35%

        During 2005 and 2006, the Company recognized $24,000 and $361,000, respectively, of non-cash equity based stock compensation expense relating to the granting of stock options.

9.    INCOME TAXES

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2004, 2005, and 2006 (in thousands):

	2004	2005	2006
Tax computed at statutory U.S. federal income tax rates	$12,431	$12,486	$18,048
Guyanese income taxes in excess of statutory U.S. tax rates	3,321	6,551	7,540
Guyanese tax reserve	3,657	2,374	—
Other, net	423	(404)	(50)

Income tax expense	$19,832	$21,007	$25,538

        The components of income tax expense for the years ended December 31, 2004, 2005, and 2006 are as follows (in thousands):

	2004	2005	2006
Current:
United States—Federal	$1,015	$(298)	$2,347
United States—State	—	93	482
Foreign	19,511	19,922	19,663
Deferred	(694)	1,290	3,046

	$19,832	$21,007	$25,538

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2005 and 2006 (in thousands):

	2005	2006
Deferred tax assets:
Receivables reserve	$418	$601
Temporary differences not currently deductible for tax	146	157
Capital loss carryforward	1,750	1,750
Valuation allowance on capital loss carryforward	(1,750)	(1,750)
Foreign tax credit carryforwards	11,102	16,866
Valuation allowance on foreign tax credit carryforwards	(5,852)	(11,616)
Net operating losses—state	139	245
Alternative minimum tax credit carryforwards	618	—

	$6,571	$6,253

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	$13,040	$16,577
Pension benefits	1,414	159
Differences between book and tax basis of intangible assets	—	2,226
Other	—	162

	14,454	19,124

Net deferred tax liabilities	$7,883	$12,871

        The change in the total valuation allowance for the year ended December 31, 2006 was an increase of $5.8 million, primarily due to the uncertainty regarding the realization of certain foreign tax credits. The Company has approximately $16.9 million of foreign tax credit carryforwards, which expire from 2011 through 2016.

        The Company does not provide for United States income taxes on earnings of GT&T. While it is not the Company's intention to reinvest these earnings permanently, foreign tax credits would largely eliminate any United States taxes on such earnings or offset any foreign withholding taxes.

10.    RETIREMENT PLANS

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires that the Company recognizes the funded status of its defined benefit pension plan at GT&T, as further described below, on its consolidated balance sheet as of December 31, 2006, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses and unrecognized prior service costs and credits, which were previously netted against the plans' funded status in our consolidated balance sheets pursuant to the provisions of SFAS No. 87, "Employer's Accounting for Pension" and SFAS No. 106. These amounts will be subsequently recognized as net periodic (benefit) cost pursuant to our accounting policy for amortizing such amounts. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic (benefit) cost in the same periods will be recognized as a component of other comprehensive income. These gains and losses will be subsequently recognized as a component of net periodic (benefit) cost on the same basis as the amounts recognized in accumulated other comprehensive income at the adoption of SFAS No. 158.

        The incremental effects of adopting SFAS No. 158 on the Company's consolidated balance sheet at December 31, 2006 are presented in the following table (in thousands).

	Pre-SFAS No. 158	Effect of adopting SFAS No. 158	As reported at December 31, 2006
Other assets	$827	$338	$1,165
Deferred income taxes	12,847	24	12,871
Minority interests	25,539	393	25,932
Accumulated Other Comprehensive Income	—	(1,785)	(1,785)

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

        The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2004, 2005 and 2006:

	2004	2005	2006
Discount rate	6.75%	6.75%	7.5%
Annual salary increase	5.0%	5.0%	7.5%
Expected long term return on plan assets	8.0%	8.0%	8.0%

        The expected long-term rate of return on pension plan assets was determined based on several factors including input from pension investment consultants, projected long-term returns of equity and bond indices in Guyana and the United States, and historical returns over the life of the related obligations of the fund. GT&T, in conjunction with its pension investment consultants, reviews its asset allocation periodically and rebalances its investments when appropriate in an effort to earn the expected long-term returns. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2005 and 2006 (in thousands):

	2005	2006
Projected benefit obligations:
Balance at beginning of year:	$6,598	$6,963
Foreign exchange fluctuations	—	—
Service cost	417	383
Interest cost	441	456
Benefits paid	(481)	(180)
Actuarial loss (gain)	(12)	582

Balance at end of year	$6,963	$8,204

Plan assets:
Balance at beginning of year:	$6,158	$7,345
Foreign exchange fluctuations	—	—
Actual return on plan assets	755	351
Company contributions	913	1,026
Benefits paid	(481)	(180)

Balance at end of year	$7,345	$8,542

        The plan's weighted-average asset allocations at December 31, 2005 and 2006, by asset category are as follows:

	2005	2006
Equity Securities	20.2%	15.2%
Debt Securities	53.9	42.1
Cash deposits, money market funds and other	25.9	42.7

Total	100.0%	100.0%

        GT&T's investment policy for its pension assets is to have a reasonably balanced investment approach, with a long-term bias toward debt investments. GT&T's strategy allocates plan assets among equity, debt and other assets in both Guyana and the United States to achieve long-term returns without significant risk to principal. The fund is prohibited under Guyana law from investing in the equity, debt or other securities of the employer, its subsidiaries or associates of the employer or any company of which the employer is a subsidiary or an associate. Furthermore, the plan must invest between 70%-80% of its total plan assets within Guyana.

        The pre-paid pension costs recognized in the accompanying consolidated balance sheets as other assets are as follows as of December 31, 2005 and 2006 (in thousands):

	2005	2006
Funded status	$382	$338
Unrecognized prior service cost	2,559	—
Unrecognized net actuarial loss	68	—

Pre-paid asset recognized in the accompanying consolidated balance sheets	$3,009	$338

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2005	2006
Other assets	$3,009	$338
Accumulated other comprehensive income, net of tax	—	1,785

Total	$3,009	$2,123

        Amounts recognized in accumulated other comprehensive loss consist of:

Net actuarial loss	$(3,312)
Prior service cost	(56)

Accumulated other comprehensive income, pre-tax	$(3,368)

Accumulated other comprehensive income, net of tax	$(1,785)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2004, 2005 and 2006 (in thousands):

	2004	2005	2006
Service cost	$434	$417	$383
Interest cost	402	441	456
Expected return on plan assets	(399)	(526)	(620)
Amortization of unrecognized net actuarial loss	186	132	99
Amortization of prior service costs	11	11	11

Net periodic pension cost	$634	$475	$329

        For 2007 the Company expects to contribute approximately $650,000 to its pension plan and amortize $140,000 of unrecognized net actuarial loss and $11,000 of prior service costs.

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten (10) years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2007	$35
2008	41
2009	50
2010	59
2011	65
2012-2016	462

$712

11.    COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

        The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company's financial position or results of operations.

Regulatory

        The Company's Guyana subsidiary, GT&T, is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991 and because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

        In a letter dated September 8, 2006, the NFMU agreed that GT&T's total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology.

        On January 2, 2007, a value added tax ("VAT") of 16% on imports and other goods and services went into effect in Guyana. GT&T successfully argued that its contract with the Government of Guyana provides for exemption in certain cases from payment of consumption tax and import duties, including the VAT. However, the VAT replaced the telephone tax of 10% and broadened the applicability to include, for example, rentals and leases. Historically, the telephone tax applied only to usage. In December 2006, the Guyana Revenue Authority ("GRA") expressed its opinion to GT&T that the VAT applied to GT&T's pre-paid phone cards at the time a GT&T customer purchases the card. GT&T believes that the VAT should apply in the same manner as the telephone tax that the VAT replaced, that is, at the time a pre-paid customer initiates a call. This interpretation conforms to past practice of the Government and GT&T's accounting practice, which does not recognize the pre-paid revenue until a call is initiated by the pre-paid customer. GT&T is seeking to confirm its belief with the GRA. Although the VAT's effects are uncertain at this time, it may have a material adverse affect on GT&T's financial condition or results of operations.

        On January 15, 2007, the PUC issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. In addition, the PUC ordered the companies to implement per-second billing as opposed to the pre-existing practice of per-minute billing. Although GT&T will be permitted to match its competition's rates, any reduction of rates and the implementation of per-second billing may have a material adverse effect on GT&T's financial condition or results of operations.

        In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC's order. GT&T has appealed the PUC's order to the Guyana Court of Appeal, and that appeal is still pending. No stay currently exists against this order.

        In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice objected to the new rules and requested an opportunity to opt-out of the new band plan. In April 2006, the FCC released orders clarifying the rules and their applicability. Although the FCC declined to adopt an opt-out provision, it stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. We believe that the FCC would favorably consider Choice's request for a waiver.

        In a separate proceeding in September 2005, the FCC released an order reallocating to Advanced Wireless Services ("AWS") another spectrum band used by Choice for its broadband data service. In September 2006, the FCC completed an auction of the AWS spectrum to new licensees. As a result, Choice will be required to relocate certain operations to different spectrum, which may result in a reduction of the amount of overall spectrum available to Choice. However, Choice believes any disruption to its operations by relocating to accommodate new AWS licensees will be mitigated by the FCC's relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the move. Furthermore, Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to the reallocation to AWS by obtaining an additional 24 MHz of spectrum from the FCC.

        In August 2006 the Bermuda Ministry of Telecommunications and E-Commerce proposed a new regulatory framework for the telecommunications industry. The proposal contemplates converting existing service-specific licenses to licenses that permit any company to offer any type of service. At this time we do not know whether the outcome of this proposal will be positive or negative for BDC.

Litigation

        In Bermuda, our BDC affiliate is subject to Bermuda's Telecommunications Act 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. On June 6, 2006, the court ruled in favor of BDC. The ministry filed an appeal which is scheduled to be heard in June 2007.

        Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T's position that its failure to receive timely rate increases in compensation for the devaluation of currency in 1991 provides legal justification for GT&T's delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company's business and prospects. The requirements of the Plan were substantially completed more than four years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

        GT&T is contesting income tax assessments of approximately $7.3 million that it has received from the commissioner of Inland Revenue for the years 1991-1996 based on the disallowance as a deduction for income tax purposes of five-sixths of the advisory fees payable by GT&T to the Company. The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Guyana Commission of Inland Revenue has filed a High Court Writ seeking an order setting aside that decision on the grounds that the Commissioner did not have a proper hearing. GT&T has contested that Writ. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997-2000 in the aggregate amount of approximately $6.5 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court's decision.

        In November 1997, GT&T received assessments of the current equivalent of approximately $9.7 million from the commissioner of Inland Revenue for taxes for the years 1991 through 1996. It is GT&T's understanding that these assessments stem from an audit that the Guyana High Court stayed before it was completed. Apparently, because the audit was cut short as a result of the High Court's order, GT&T did not receive notice of, and an opportunity to respond to, the proposed assessments as is the customary practice in Guyana, and substantially all of the issues raised in the assessments appear to be based on mistaken facts. GT&T has applied to the Guyana High Court for an order prohibiting the commissioner of Inland Revenue from enforcing the assessments on the grounds that the origin of the audit and the failure to give GT&T notice of, and opportunity to respond to, the proposed assessments violated Guyanese law. The Guyana High Court has issued an order effectively prohibiting any action on the assessments pending the determination by the High Court of the merits of GT&T's application.

        Should GT&T be held liable for any of the above tax liabilities, totaling $23.5 million, the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T's return on investment to less than 15% per annum for the relevant periods.

        In early 2000, Inet Communications, Inc., an Internet service provider in Guyana, and the Guyana Consumers Association filed a suit in the High Court against the Attorney General of Guyana and GT&T. The suit claims that GT&T is not entitled to rate increases based on the agreement between the Government of Guyana and ATN and that the Civil Law of Guyana prohibits what is referred to as GT&T's monopoly. Inet's motion was struck down for non-appearance of counsel. However, Inet's counsel has applied for the matter to be restored. The Court has not yet taken action on Inet's application.

        In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company's 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector in contravention of the terms of GT&T's license. The Company believes that the termination of the exclusivity provisions of GT&T's license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. The President of Guyana has publicly stated that competition in the wireline and long distance sectors are key objectives of his administration. In recent informal discussions with GT&T, senior Guyanese officials indicated an interest in re-starting negotiations regarding the exclusivity terms of GT&T's license, as well as other outstanding issues, such as certain tax matters. Although no schedule has been agreed to, we expect negotiations to restart as early as mid-2007.

Lease Commitments and Other Obligations

        The Company leases approximately 72,000 square feet for its operations centers and administrative offices as well as certain tower sites under non-cancelable operating leases. The Company's obligation for payments under these leases is as follows at December 31, 2006 (in thousands):

2007	$3,031
2008	2,472
2009	1,974
2010	1,491
2011	765
Thereafter	1,384

Total Obligations Under Operating Leases	$11,117

        Rent expense for the years 2004, 2005, 2006 was $885,000, $1,600,000 and $3,900,000, respectively.

12.    RELATED-PARTY TRANSACTIONS

        In 2001, the Company wrote-down its investment in ATN-Haiti, curtailed the operations and funding of both ATN-Haiti and Transnet S.A. and began exploring strategic alternatives for the use or disposition of the remaining assets. In May 2006, the Board authorized management to enter into discussions to sell at fair value, subject to review and final approval by the audit committee, the remaining assets of ATN-Haiti and Transnet S.A., consisting of an office building and 13 tower sites located in Haiti, to the Company's Executive Chairman, who is also the father of the Company's President and Chief Executive Officer. The impact of the remaining activities of ATN-Haiti and Transnet S.A. on our 2002 through 2006 results of operations was insignificant. This transaction is subject to the negotiation of a definitive agreement and the review and final approval of the audit committee. The net book value of the Haiti assets was approximately $670,000 as of December 31, 2006.

        In March 2000, Wireless World (now operating as Choice Communications) acquired the assets and business of Antilles Wireless for consideration of 606,060 shares of ATN common stock and $1.5 million in cash. The Executive Chairman of the Company owned the entire equity interest in Antilles Wireless. In accordance with certain provisions of the purchase agreement, the Chairman of the Board was required, effective December 31, 2004, to return approximately $858,000, including accrued interest to ATN, as the financial performance of Antilles Wireless fell below expected levels specified in the agreement. Payment was made in March 2005 in the form of shares, (64,650) of the Company's common stock. The Company recorded the repayment as an equity contribution as of December 31, 2004.

        During the period March through June 2001, the Company acquired a significant minority interest in LighTrade for $5,000,000. The son of the Chairman of the Board of the Company was an officer of LighTrade, and over a year prior to the Company's investment the Chairman had personally invested $100,000 in LighTrade. The decision to invest in LighTrade was made by a unanimous vote of the Company's directors after disclosure of the above facts, which were not a factor in the board's decision to make the investment. In July 2001, the Chairman made a collateralized loan of $500,000 to LighTrade, and the Company made collateralized loans to LighTrade of $250,000 in August 2001 and $320,000 in January 2002. These loans enabled LighTrade to obtain a $5,000,000 equity investment by an unaffiliated investor. In December 2004, the Company deemed the loans to be uncollectible and wrote them off.

13.    INDUSTRY SEGMENTS

        The Company manages and evaluates its operations in five segments of which four are considered material for separate disclosure under SFAS No. 131, "Disclosures About Segments of and Enterprise Related Information." Those four segments are: i) Integrated Telephony- International, which generates all of its revenues in Guyana and has all of its assets located in Guyana ("GT&T"), ii) Integrated Telephony- Domestic, which generates all of its revenues and has all of its assets located in the United States ("Sovernet"), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands ("Choice"), and iv) Rural Cellular, which, as a result of the acquisition of Commnet, generates all of its revenues in the United States and has all of its assets located in the United States ("Commnet"). The operating segments are managed separately because each offers different services and serves different markets. The accounting policies of the operating segments are the same as those described in Note 2.

        The following tables provide information for each operating segment (in thousands):

	For the Year Ended December 31, 2004
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$83,958	$—	$5,045	$—	$6,736	$(6,574)	$89,165
Depreciation and amortization	11,854	—	2,076	—	800	—	14,730
Non-cash stock-based compensation	—	—	—	—	—	—	—
Operating income (loss)	42,583	—	(4,794)	—	(1,375)	(1,202)	35,212
Interest expense	(41)	—	(1,198)	—	(240)	1,196	(283)
Interest income	411	—	—	—	1,373	(1,196)	588
Income taxes	21,161	—	(3,079)	—	1,750	—	19,832
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	10,631	(8,062)	2,569
Net income (loss)	18,866	—	(7,698)	—	10,418	(9,157)	12,429
	For the Year Ended December 31, 2005
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$87,236	$—	$5,505	$9,332	$6,940	$(6,732)	$102,281
Depreciation and amortization	12,948	—	2,372	1,114	676	—	17,110
Non-cash stock-based compensation	—	—	—	—	421	—	421
Operating income (loss)	42,128	—	(5,051)	2,880	(1,377)	(1,151)	37,429
Interest expense	(48)	—	(1,896)	(2)	(1,578)	1,895	(1,629)
Interest income	601	—	—	32	2,204	(1,895)	942
Income taxes	20,414	—	(2,758)	1,137	2,214	—	21,007
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	128	16,137	(13,222)	3,043
Net income (loss)	18,317	—	(6,896)	2,701	14,835	(15,174)	13,783
	For the Year Ended December 31, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$93,867	$13,166	$6,827	$41,498	$7,078	$(7,078)	$155,358
Depreciation and amortization	13,934	1,878	2,242	5,896	560	—	24,510
Non-cash stock-based compensation	—	116	—	—	706	—	822
Operating income (loss)	43,240	2,267	(3,343)	14,244	(2,325)	(1,097)	52,986
Interest expense	(51)	—	(3,047)	(597)	(3,687)	3,643	(3,739)
Interest income	573	117	—	111	4,434	(3,643)	1,592
Income taxes	20,050	980	(2,556)	5,502	1,562	—	25,538
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	(6)	24,495	(22,022)	2,467
Net income (loss)	19,363	1,347	(6,390)	7,700	26,504	(25,024)	23,500

	Segment Assets
	Integrated Telephony
As of December 31,			Wireless Television and Data	Rural Wireless
	International	Domestic			Corporate	Eliminations	Consolidated
2005	$127,305	$—	$13,091	$70,254	$141,633	$(118,452)	$233,831
2006	142,670	20,821	12,061	85,310	186,865	(145,113)	302,614

        Total assets for the Rural Wireless and Integrated Telephony-Domestic segments include $29.2 million and $6.4 million of goodwill as of December 31, 2006. As of December 31, 2005 the Rural Wireless segment included $29.0 million of goodwill within its assets.

	Capital Expenditures
	Integrated Telephony
Year Ending December 31,			Wireless Television and Data	Rural Wireless
	International	Domestic			Corporate	Consolidated
2005	$20,699	$—	$2,320	$2,329	$663	$26,011
2006	22,020	813	998	11,576	58	35,465

14.    BRIDGE INTERNATIONAL COMMUNICATIONS, INC.

        As of December 31, 2005, the Company had provided Bridge International Communications Services, Inc., ("Bridge") an early stage facilities-based provider of wholesale international long distance services using Voice over Internet Protocol ("VoIP") technology, with $2.3 million of financing including $1.8 million of cash advances under a Convertible Secured Note Purchase Agreement as well as $500,000 of support for the funding of receivables and operating expenses. During the fourth quarter of 2005, the Company established a reserve of $2.1 million against the amounts due from Bridge as Bridge has had difficulty closing contracts for its primary business line of managed network services. During 2006, the Company reserved for the remaining $0.2 million due from Bridge as the collectibility of the outstanding balances was determined to be unlikely.

15.    SUBSEQUENT EVENTS

Acquisition of Minority Interest in Commnet

        In connection with the Commnet merger agreement, the Company entered into a put and call agreement with the 5% minority shareholder of Commnet to acquire the remaining 5% ownership interest. Under the terms of this agreement, the Company was obligated to acquire the remaining 5% ownership interest from the minority member between April 15, 2007 and October 15, 2007. The purchase price was determined on a fixed multiple to a predefined earnings number based on Commnet's financial results during the 12 month period prior to the exercise of the put and call. The Company reached an agreement with the minority shareholder in January 2007 in advance of this date to purchase his ownership interest for $6.5 million and 21,000 shares of the Company's common stock.

16.    QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2005 and 2006 (in thousands):

	2005 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$22,603	$23,296	$25,000	$31,382
Operating expenses	14,641	15,204	15,014	19,993

Income from operations	7,962	8,092	9,986	11,389
Other income (expense), net	520	422	380	(2,640)	(1)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	8,482	8,514	10,366	8,749
Income taxes	5,067	5,076	5,652	5,212

Income before minority interests and equity in earnings of unconsolidated affiliate	3,415	3,438	4,714	3,537
Minority interests, net of tax	(912)	(956)	(1,129)	(1,367)
Equity in earnings of unconsolidated affiliate, net of tax	590	796	894	763

Net income	$3,093	$3,278	$4,479	$2,933

Earnings per share (basic)	$0.25	$0.26	$0.36	$0.24

Earnings per share (diluted)	$0.25	$0.26	$0.36	$0.23

(1)
Includes a reserve of $2.1 million against the amounts due from Bridge.

	2006 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$34,521	$37,495	$41,347	$41,995
Operating expenses	22,948	25,463	26,482	27,479

Income from operations	11,573	12,032	14,865	14,516
Other income (expense), net	(388)	(498)	(377)	(159)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	11,185	11,534	14,488	14,357
Income taxes	6,465	6,225	6,286	6,562

Income before minority interests and equity in earnings of unconsolidated affiliate	4,720	5,309	8,202	7,795
Minority interests, net of tax	(1,097)	(1,210)	(1,307)	(1,379)
Equity in earnings of unconsolidated affiliate, net of tax	466	836	708	457

Net income	$4,089	$4,935	$7,603	$6,873

Earnings per share (basic)	$0.33	$0.40	$0.53	$0.47

Earnings per share (diluted)	$0.33	$0.39	$0.53	$0.47

        See Note 2, "Adjustments of Prior Year Financial Statements" for impact of net periodic pension costs being incorrectly reported in 2005.

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Net Charge Offs		Balance at End of Period
YEAR ENDED, December 31, 2004
Description:
Valuation allowance on foreign tax credit carryforwards	—	472	—		472
Allowance for doubtful accounts	3,168	1,019	3,143	(a)	1,044

	$3,168	$1,491	$3,143		$1,516

YEAR ENDED, December 31, 2005
Description:
Valuation allowance on foreign tax credit carryforwards	$472	$5,380	$—		$5,852
Allowance for doubtful accounts	1,044	661	690		1,015

	$1,516	$6,041	$690		$6,867

YEAR ENDED, December 31, 2006
Description:
Valuation allowance on foreign tax credit carryforwards	$5,852	$5,764	$—		$11,616
Allowance for doubtful accounts	1,015	888	529		1,374

	$6,867	$6,652	$529		$12,990

(a)
Net charge-offs in 2004 include the reversal of approximately $1.7 million in reserves to recognize revenue as the Company collected several significantly past due accounts for which it had previously provided reserves. Charge-offs also include $0.94 million to write-off significantly aged accounts at Call Home Telecom. The majority of these amounts had been reserved for during 2003.

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2006

3.1	Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
3.2
Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele-Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed August 14, 2006).
3.3
By-Laws of Atlantic Tele-Network, Inc., as amended and restated on March 7, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2005 filed March 31, 2006).
10.1	1998 Stock Option Plan (incorporated by reference to Exhibit 10.L to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 1999 filed March 29, 2000).
10.2
Amendments to the 1998 Stock Option Plan (incorporated by reference to Exhibit 10.M to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 1999 filed March 29, 2000).
10.3	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.4	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.5	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.6	Offer Letter by and between Atlantic Tele-Network, Inc. and Justin D. Benicasa, dated April 24, 2006.
10.7
Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).
21	Subsidiaries of Atlantic Tele-Network, Inc.
23.1	Consent of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1