Form 10-Q
period 2007-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2007-05-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 10, 2007, the registrant had outstanding 15,190,462 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended March 31, 2007

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet and Sovernet; the competitive environment in our key markets demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers;  (7) our ability to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign political operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) any loss of key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; (16) the likely reduction of our economic interest in our Bermuda affiliate in 2008; and (17) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of our Annual Report on Form 10-K for the  year ended December 31, 2006 (the “2006 Form 10-K”), which is on file with the SEC.  We undertake no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2006	March 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,543	$56,708
Accounts receivable, net of allowances	20,510	22,273
Materials and supplies	7,578	6,444
Prepayments and other current assets	2,508	1,463
Total current assets	91,139	86,888
FIXED ASSETS:
Property, plant, and equipment	237,006	247,364
Less accumulated depreciation	(98,433)	(104,607)
Net fixed assets	138,573	142,757
INTANGIBLE ASSETS:
Licenses	20,641	22,066
Goodwill	35,583	39,136
Customer relationships, net	3,509	3,184
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	12,004	11,539
OTHER ASSETS	1,165	1,994
Total assets	$302,614	$307,564
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	19,252	16,594
Dividends payable	2,146	2,149
Accrued taxes	7,301	9,275
Advance payments and deposits	3,813	3,951
Other current liabilities	2,529	2,449
Total current liabilities	35,041	34,418
DEFERRED INCOME TAXES	12,871	13,102
LONG-TERM DEBT	50,000	50,000
Total liabilities	97,912	97,520
MINORITY INTERESTS	25,932	25,522
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 15,651,018 and 15,651,018 shares issued, respectively, and 15,170,707 and 15,190,462 shares outstanding on December 31, 2006 and March 31, 2007, respectively	157	157
Treasury stock, at cost	(3,557)	(3,361)
Additional paid-in capital	104,356	105,003
Retained earnings	79,599	84,371
Accumulated other comprehensive loss	(1,785)	(1,648)
Total stockholders’ equity	178,770	184,522
Total liabilities and stockholders’ equity	$302,614	$307,564

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
REVENUE:
Wireless	$13,312	$18,172
Local telephone and data	9,191	11,467
International long distance	11,171	12,920
Other	847	978
Total revenues	34,521	43,537
OPERATING EXPENSES:
Termination and access fees (excluding depreciation and amortization, presented below)	5,285	6,177
Internet and programming (excluding depreciation and amortization, presented below)	750	849
Engineering and operations (excluding depreciation and amortization, presented below)	4,347	5,764
Sales and marketing (excluding depreciation and amortization, presented below)	1,930	5,096
General and administrative (excluding depreciation and amortization, presented below)	4,847	5,850
Depreciation and amortization	5,793	6,501
Total operating expenses	22,952	30,237
Income from operations	11,569	13,300
OTHER INCOME (EXPENSE):
Interest expense	(867)	(225)
Interest income	205	594
Other, net	278	387
Other income (expense), net	(384)	756
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,185	14,056
Income taxes	6,465	6,664
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	4,720	7,392
Minority interests, net of tax of $1.0 million and $0.9 million, respectively	(1,097)	(949)
Equity in earnings of unconsolidated affiliates	466	455
NET INCOME	$4,089	$6,898
NET INCOME PER SHARE:
Basic	$0.33	$0.46
Diluted	$0.33	$0.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,486	15,151
Diluted	12,544	15,321
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.12	$0.14

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2007
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,089	$6,898
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,793	6,501
Gain on sale of investments in unconsolidated affiliates	—	(133)
Amortization of deferred compensation	128	214
Deferred income taxes	265	231
Minority interests	1,097	949
Equity in earnings of unconsolidated affiliates	(466)	(455)
Dividends received from Bermuda Digital Communications, Ltd.	415	484
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	543	(1,763)
Materials and supplies, prepayments, and other current assets	(377)	2,472
Other assets	(373)	(692)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(168)	(2,599)
Accrued taxes	1,951	1,371
Net cash provided by operating activities	12,897	13,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,086)	(8,943)
Acquisitions of businesses, net of cash acquired of $1,687 and $0	(11,537)	(6,503)
Acquisitions of assets completed by Commnet, net of cash acquired of $231 and $0	(8,192)	—
Proceeds from sale of investments in unconsolidated affiliates	—	276
Purchase of long term marketable securities	1,991	—
Net cash used in investing activities	(22,824)	(15,170)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	14,000	—
Repayment of long-term debt	(39)	—
Investments made by minority shareholders in Commnet of Florida, LLC	370	—
Distributions to minority shareholders	(1,336)	(20)
Dividends paid on common stock	(3,019)	(2,123)
Net cash provided by (used in) financing activities	9,976	(2,143)
NET CHANGE IN CASH AND CASH EQUIVALENTS	49	(3,835)
CASH AND CASH EQUIVALENTS, beginning of the period	26,493	60,543
CASH AND CASH EQUIVALENTS, end of the period	$26,542	$56,708

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•                    Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 63% and 60% of the Company’s consolidated revenues for the three months ended March 31, 2006 and 2007, respectively.

•                    Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. The Company completed its acquisition of 95% of Commnet on September 15, 2005 and the remaining 5% on January 1, 2007.

•                    Sovernet, Inc., (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. ATN acquired all of the outstanding common stock of Sovernet, Inc. on February 10, 2006 and, at the closing of the transaction, issued shares of common stock of Sovernet, Inc. amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new Chief Executive Officer, subject to vesting requirements and other restrictions.

•                    Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. The Company currently owns 43% of the equity of BDC.

•                    Choice Communications, LLC (“Choice Communications” or “Choice”), is a provider of fixed wireless broadband data and wireless digital television services, and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

ATN provides management, technical, financial, regulatory and marketing services for its subsidiaries and affiliates and typically receives a management fee equal to approximately 4% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in “Other Income” in the accompanying statements of operations.

In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering (the “2006 Equity Offering”), consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman, Cornelius B. Prior, Jr., and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company’s outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2006 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Commnet of Florida, LLC, which is consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” as revised in December 2003 since it was determined that the Company is the primary beneficiary of Commnet of Florida, LLC.

Except for the Company’s investment in Commnet of Florida, LLC, the equity method of accounting is used for the Company’s investments in affiliated entities in which the Company has at least a 20% ownership but does not have management control. The Company accounts for investments of less than 20% for which the Company does not have the ability to exert significant influence over the operations by using the cost method of accounting.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard is effective for periods beginning after November 15, 2007, therefore, the Company will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits the Company to elect to measure certain of its financial instruments at either historical cost or fair value. The Company is in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on the financial results or position of the Company.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company’s financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption did not have a material impact on the results of operations or financial position of the Company.

The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and determined that no adjustment was to be recorded to the estimated settlement amounts previously recorded prior to the adoption of FIN 48. As noted in Note 11 to the 2006 Form 10-K, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

Reclassifications

The Company revised its presentation in the 2006 statement of cash flows of dividends received from BDC of $0.4 million to properly reflect the dividends as an operating activity as they represented a return on the Company’s investment.  Certain reclassifications have been made to the 2006 statement of operations to conform to the 2007 presentation.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to revenue recognition, allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-live intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

4. ACQUISITIONS

a)            Acquisition of Minority Interest in Commnet

In connection with the Commnet merger agreement of September 2005, the Company also entered into a put and call agreement with the 5% minority shareholder of Commnet to acquire the remaining 5% ownership interest. Under the terms of this agreement, the Company was obligated to acquire the remaining 5% ownership interest from the minority member between April 15, 2007 and October 15, 2007. The purchase price was determined on a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. The Company reached an agreement with the minority shareholder on January 1, 2007 to purchase his ownership interest for $7.1 million including cash and 21,000 shares of the Company’s common stock. Effective January 1, 2007, Commnet is a wholly-owned subsidiary of the Company.

The acquisition of the 5% minority interest in Commnet was accounted for using the purchase method.  After eliminating the $1.3 million minority interest in Commnet, the Company allocated $3.0 to goodwill, $1.7 to property and equipment and $1.1 to licenses.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). For tax purposes, the Company elected to step up the basis of Commnet’s assets to fair market value, and therefore, the goodwill will be deductible for tax purposes.

b)            Sovernet, Inc.

On February 10, 2006, the Company completed the acquisition of Sovernet a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions.  The Company funded the transaction through a combination of cash on hand and borrowings under its existing credit facility (see Note 5). The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet. However, such amount was reduced by $1.7 million (net of tax) during 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited, to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS 142. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized over a period of approximately five years. For tax purposes, the goodwill and amortization of the customer relationships are not be deductible.

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2006	March 31, 2007
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank, ACB under a $20 million revolving credit facility	—	—

Total long term debt	$50,000	$50,000

On September 15, 2005, ATN, as borrower, entered into a credit agreement with CoBank, ACB (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”, together with the Term Loan, the “Credit Facility”). The Credit Facility is guaranteed by our Commnet subsidiary and is collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN and Commnet. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of March 31, 2007, the Company was in compliance with the covenants of the CoBank Credit Facility.

6.  STOCK-BASED COMPENSATION

During the three months ended March 31, 2006 and 2007, the Company recognized $128,000 and $214,000, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan and 2005 Atlantic Tele-

Network Restricted Stock Plan and Incentive Plan (the “Share Based Plans”).

During the three months ended March 31, 2007, the Company did not grant any awards under either of the Share Based Plans.

7. NET INCOME PER SHARE

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

For the three months ended March 31, 2006 and 2007, the common shares issued under the Company’s 2005 Restricted Stock Plan and options issued under the Company’s 1998 Stock Option Plan were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
Basic weighted average common shares outstanding	12,486	15,151
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	52	48
Stock options	6	122
Diluted weighted average common shares outstanding	12,544	15,321

8. SEGMENT REPORTING

The Company manages and evaluates its operations in five segments of which four are considered material for separate disclosure under SFAS No. 131, “Disclosures About Segments of and Enterprise Related Information.” Those four segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”), and iv) Rural Cellular, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”). The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$21,830	$2,130	$1,560	$9,001	$1,654	$(1,654)	$34,521
Depreciation and amortization	3,405	291	592	1,351	154	—	5,793
Non-cash stock-based compensation	—	—	—	—	128	—	128
Operating income (loss)	9,783	488	(915)	2,689	(228)	(248)	11,569
Interest expense	—	—	(696)	(103)	(867)	799	(867)
Interest income	146	2	—	27	829	(799)	205
Income taxes	4,743	275	—	1,046	401	—	6,465
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	4,754	(4,288)	466
Net income (loss)	$4,262	$207	$(1,610)	$1,429	$4,089	(4,288)	$4,089

	For the Three Months Ended March 31, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$26,072	$3,633	$1,995	$11,837	$2,528	$(2,528)	$43,537
Depreciation and amortization	3,877	470	547	1,530	77	—	6,501
Non-cash stock-based compensation	—	32	—	—	182	—	214
Operating income (loss)	9,536	294	(689)	4,263	143	(247)	13,300
Interest expense	—	(3)	(862)	(167)	(221)	1,028	(225)
Interest income	141	66	—	34	1,381	(1,028)	594
Income taxes	4,607	149	—	1,705	203	—	6,664
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	5,628	(5,173)	455
Net income (loss)	$4,145	$199	$(1,551)	$2,420	$6,884	$(5,199)	$6,898

	Assets
As of	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
December 31, 2006	$142,670	$20,821	$12,061	$85,310	$186,865	$(145,113)	$302,614
March 31, 2007	141,387	20,901	11,774	94,525	175,380	(136,403)	307,564

As of March 31, 2007 total assets for the Integrated Telephony-Domestic and Rural Wireless segments include $7.0 million and $35.0 million of goodwill, respectively.

	Capital Expenditures
Three Months Ended March 31,	Integrated Telephony- International	Integrated Telephony Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
2006	$3,306	$—	$115	$1,665	$—	$—	$5,086
2007	4,916	463	—	3,564	—	—	$8,943

9. COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our 2006 Annual Report on Form 10-K as filed with the SEC, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

On January 15, 2007, the Public Utilities Commission (the “PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. In addition, the PUC ordered the companies to implement per-second billing as opposed to the pre-existing practice of per-minute billing. Although GT&T will be permitted to match its competition’s rates, any reduction of rates and the implementation of per-second billing may have a material adverse effect on GT&T’s financial condition or results of operations.

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

In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could impact Choice customers and operations. Choice requested an opportunity to opt-out of the new band plan. The FCC declined to adopt an opt-out provision, however, it stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. To date, the FCC has granted at least two waivers of the rebanding requirements to entities similar to Choice.  On April 30, 2007, Choice filed a waiver request at the FCC that we believe the FCC is likely to grant.

In August 2006, the Bermuda Ministry of Telecommunications and E-Commerce proposed a new regulatory framework for the telecommunications industry. The proposal contemplates converting existing service-specific licenses to licenses that permit any company to offer any type of service. At this time we do not know whether the outcome of this proposal will be positive or negative for BDC.

For further information concerning other pending regulatory matters, the disposition of which could have a material adverse effect on the Company’s financial position or results of operations, see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies — Regulatory and Litigation Matters” in our 2006 Form 10-K.

Litigation

In Bermuda, our BDC affiliate is subject to Bermuda’s Telecommunications Act 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its “Bull” branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC’s license to provide data services and BDC’s long history of providing data services. On June 6, 2006, the court ruled in favor of BDC. The ministry filed an appeal which is scheduled to be heard in June 2007.

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

In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. The President of Guyana has publicly stated that competition in the wireline and long distance sectors are key objectives of his administration. In recent informal discussions with GT&T, senior Guyanese officials indicated an interest in re-starting negotiations regarding the exclusivity terms of GT&T’s license, as well as other outstanding issues, such as certain tax matters. Although no schedule has been agreed to, we expect negotiations to restart as early as mid-2007.

For further information concerning other pending litigation matters, the disposition of which could have a material adverse effect on the Company’s financial position or results of operations,  see “Notes to Consolidated Financial Statements, Note 11, Commitments and Contingencies — Regulatory and Litigation Matters” in our 2006 Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. Some of the statements in the discussion are forward-looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A, “Risk Factors” in our 2006 Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following operating subsidiaries and affiliate:

•       Guyana Telephone & Telegraph Company, Ltd. (or GT&T), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. We have owned 80% of the equity of GT&T since January 1991.

•       Commnet Wireless, LLC (or Commnet), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. We acquired 95% of the equity of Commnet in September 2005 and the remaining 5% in January 2007.

•       Sovernet, Inc., (or Sovernet), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. We acquired Sovernet in February 2006 and granted restricted stock equal to 4% of Sovernet’s outstanding capital stock to Sovernet’s new Chief Executive Officer.

•       Bermuda Digital Communications, Ltd. ( or BDC), the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a minority equity interest in, and signed a management contract with, BDC in 1998. We currently own 43% of the capital stock of BDC.

•       Choice Communications, LLC (or Choice), is a leading provider of fixed wireless broadband data services, wireless digital television services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. We acquired Choice in October 1999 and own 100% of the equity of Choice.

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 4% to 6% of revenues from, each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our equity interest in BDC at a price equal to fair market value. We currently think that BDC is likely to exercise this option. Also in 2008, our management fee arrangement with BDC may be terminated pursuant to our contract.

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of March 31, 2007:

Services	Segment	Operating Subsidiary/Affiliate	Markets
Wireless	Rural Wireless Integrated Telephony-International	Commnet GT&T BDC(1)	United States (rural markets) Guyana Bermuda
Local Telephone and	Integrated Telephony-International	GT&T	Guyana
Data	Integrated Telephony-Domestic Wireless Television and Data	Sovernet Choice (internet access)	United States (New England) U.S. Virgin Islands
International Long	Integrated Telephony-International	GT&T	Guyana
Distance
Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

(1)             Earnings from BDC do not appear in our income from operations but are instead reflected in equity in earnings of unconsolidated affiliates in the Consolidated Financial Statements included in this Report.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 8 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2006 Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue. Most of these revenues and profits were from payment by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating from foreign carrier’s terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues has declined in recent years. GT&T generated approximately 63% and 60% of our consolidated revenues for the three months ended March 31, 2006 and 2007, respectively. Commnet generated approximately 68% and 65% of our wireless revenue for the three months ended March 31, 2006 and 2007, respectively, and accounted for approximately 58% of the increase in wireless revenue over the corresponding period in 2006.

Sovernet generated approximately 32% of our local telephone and data revenue and accounted for more than 66% of the increase in local telephone and data revenue over the corresponding period in 2006.

We are actively evaluating additional acquisition opportunities of businesses that meet our return-on-investment and other acquisition criteria. As a result of our underwritten public offering of common stock in July 2006, we raised net proceeds of approximately $46.3 million, of which a portion was used to repay outstanding indebtedness, and the remainder of which we plan to use to fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes.

While our GT&T operations continue to grow, we face challenges in Guyana. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s wireline sector. Recently, senior Guyanese officials have indicated to us a renewed interest in conducting negotiations between GT&T and the Government of Guyana regarding the exclusivity terms of GT&T’s license, and we expect these discussions will cover all significant outstanding issues, such as tax matters. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. See “Business—Regulation of Our GT&T Subsidiary” in our 2006 Form 10-K. We believe that the introduction of international voice and data competition would require the termination of the exclusivity provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a likely increase in local wireline service rates so that those rates reflect the actual cost of providing such services.

On May 6, 2007, the Americas II undersea fiber optic cable, which is owned by a consortium of national and international carriers, including GT&T, and carries a substantial amount of telecommunications traffic to and from South America, suffered a fault in the cable in the ocean off the coast of French Guiana. This has caused some disruption to international long distance traffic for Guyana, Suriname and French Guiana.  To minimize the disruption GT&T shifted its international long distance traffic to its backup satellite capacity through Intelsat and purchased additional capacity to support the level of traffic.  At this time, we estimate that the time to repair the Americas II cable will be about two weeks.  We do not expect that this disruption will have a material adverse effect on our financial condition or results of operations during the second quarter.

In response to this temporary disruption, on May 9, 2007, the Government of Guyana took the extraordinary action of unilaterally directing Digicel, our only nationwide wireless competitor, to carry international long distance traffic until the Americas II cable is restored to full service.  While the Government has stated that this is a temporary action, we believe that this action, taken without consulting, or prior notice to, GT&T, is a violation of GT&T’s exclusive license to provide international long distance services in Guyana.  At this time, GT&T has initiated legal actions seeking to rescind the interim authority and restrain Digicel and the Government of Guyana.

GT&T is also in the process of adapting to recent changes in the competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market in November 2006 has significantly increased the competition we face in the Guyana wireless market. In anticipation of this development, we have accelerated the timing of some of our capital expenditures on network improvements. We believe that network coverage and quality of service are some of the most important bases on which we compete and represent competitive advantages for us because of our substantial investment in our network over time. During the last two quarters, we also increased our marketing expense, including handset promotions and other promotions designed to accelerate the migration of subscribers from our TDMA network to our GSM network, which allows us to offer richer handset features and certain wireless data services, while increasing our network capacity. We have also modified some of our pricing plans. We expect that this heightened competition will result in higher marketing expense for us at least in the short term and may have adverse effects on pricing and our market share.

Results of Operations

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31,
	2006	2007	Amount of Increase (Decrease)	Percent Increase (Decrease)
	(In thousands)
REVENUE:
Wireless	$13,312	$18,172	$4,860	36.5%
Local telephone and data	9,191	11,467	2,276	24.8
International long distance	11,171	12,920	1,749	15.7
Other	847	978	131	15.5
Total revenue	34,521	43,537	9,016	26.1
OPERATING EXPENSES:
Termination and access fees	5,285	6,177	892	16.9
Internet and programming	750	849	99	13.2
Engineering and operations	4,347	5,764	1,417	32.6
Sales and marketing	1,930	5,096	3,166	164.0
General and administrative	4,847	5,850	1,003	20.7
Depreciation and amortization	5,793	6,501	708	12.2
Total operating expenses	22,952	30,237	7,285	31.7
Income from operations	11,569	13,300	1,731	15.0
OTHER INCOME (EXPENSE):
Interest income (expense), net	(662)	369	1,031	(155.7)
Other income (expense), net	278	387	109	39.2
Other income (expense), net	(384)	756	1,140	(296.9)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,185	14,056	2,871	25.7
Income taxes	6,465	6,664	199	3.1
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	4,720	7,392	2,672	56.6
Minority interests, net of tax	(1,097)	(949)	148	(13.5)
Equity in earnings of unconsolidated affiliates, net of tax	466	455	(11)	(2.4)
NET INCOME	$4,089	$6,898	$2,809	68.7%

Period to period comparisons are affected by our acquisitions. We acquired Sovernet on February 10, 2006.

Wireless revenue.   Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $18.2 million for the three months ended March 31, 2007 from $13.3 million for the three months ended March 31, 2006, an increase of $4.9 million, or 37%. Growth in our rural U.S. business was responsible for $2.8 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations, with a total of 278 base stations deployed as of March 31, 2007 as compared to 273 base stations as of March 31, 2006. Of the total base stations, 229 were GSM and CDMA base stations as of March 31, 2007, as compared to 154 GSM and CDMA base stations as of March 31, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes) at existing sites, growth in data roaming revenue and new international roaming revenue. The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana and certain non-recurring events during the quarter such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit. Our wireless subscribers in Guyana increased by 64,000, or 26%, from 246,000 subscribers to 310,000 subscribers as of March 31, 2006 and 2007, respectively. Such increase in subscribers was aided by the Company’s handset promotions throughout the quarter. GT&T’s wireless revenue was $4.3 million and $6.3 million for the first quarter of 2006 and 2007, respectively. While we experienced wireless revenue and subscriber growth in Guyana, we believe that some of our subscribers also own handsets and are subscribers of our competitor, which is common in a region of the world with a high percentage of prepaid subscribers. Approximately 262,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of March 31, 2007 as compared to 136,000 as of March 31, 2006.

We expect that wholesale wireless revenue from our rural U.S. network will continue to increase in 2007 as we continue to expand our GSM and CDMA networks and as minutes of use continue to grow on our existing sites. This may be offset, in part, by scheduled and negotiated reductions in rates. In our retail wireless business, we expect that the network capacity and coverage we have added will lead to increased revenue, although competitive pressures may reduce expected growth or even cause a decline in this revenue. On November 1, 2006, Digicel, a large mobile telecommunications company operating in many Caribbean countries, announced they completed the purchase of our nationwide wireless competitor in Guyana and planned to invest significant sums in expanding the service offerings and network capability of this rival network. They have already expanded network capacity and launched extensive promotions, particularly handset subsidies, and completed a new brand launch in February 2007. In turn, we have continued and expanded upon our promotions, including substantial handset promotions and have also accelerated our capital build plan to more rapidly increase our geographic coverage and our GSM network capacity and capabilities.

Local telephone and data revenue. Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in Vermont, and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and Internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges (excluding international long distance charges in Guyana), maintenance and equipment sales.

Local telephone and data revenue increased by $2.3 million, or 25%, to $11.5 million for 2007 from $9.2 million for 2006. Of the $2.3 million increase, the inclusion of a full quarter of results for Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $1.5 million. The remaining increase of $0.8 million is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 114,000 lines as of March 31, 2006 to approximately 123,000 lines as of March 31, 2007 (an increase of 8%), growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. In future periods, we anticipate that local telephone and data revenue will increase as a result of network and subscriber growth in Guyana, the U.S. Virgin Islands and Vermont, particularly in the small and medium sized businesses, including neighboring areas of New England.

International long distance revenue. International long distance revenue, all of which is generated by our GT&T subsidiary by international telephone calls into and out of Guyana, which includes calls made by visitors to Guyana on their mobile phones, does not include international long distance revenue generated by our U.S. businesses. Inbound traffic, which made up 86% of all international long distance traffic and more than three quarters of international long distance revenue for the three months ended March 31, 2007, is settled in U.S. dollars.

International long distance revenue was $12.9 million during the first quarter, an increase of $1.7 million, or 15%, from $11.2 million in 2006. This increase resulted from a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T’s international network) and certain non-recurring events during the quarter such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which helped drive traffic volumes to unexpected levels. While overall Internet penetration in Guyana is modest, we continue to review measures to counter any illegal bypass of our exclusive right to handle international voice and data traffic. In addition to the illegal bypass via the Internet, technological change has offered alternative and cheaper media for communication, such as e-mail and text messaging. This shift in modes of communication may cause a decline in both voice traffic and in international long distance revenues.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 25% to $1.0 million for 2007 from $0.8 million for 2006. The increase in television services was a result of a 11% increase in television subscribers, including additional hotel rooms. The increase also reflects a price increase in February 2006. In the near-term, we expect this category of revenue will largely be driven by our television subscriber base which we expect to continue to increase, although likely at a lower rate than in 2006.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), Internet capacity and other access fees we pay to terminate our outbound toll and international calls.

Termination and access fees increased by $0.9 million, or 17%, from $5.3 million to $6.2 million from 2006 to 2007, respectively. This increase was due to a full quarter of operations of Sovernet as well as increased traffic growth at GT&T and Commnet, including the cost of purchasing additional short-term satellite capacity to support events in Guyana in the first quarter. These expenses are expected to increase in future periods as our rural wireless and CLEC operations in Vermont expand.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses increased from $0.7 million in 2006 to $0.8 million in 2007. This increase was primarily from the growth in our television and broadband data subscribers in the U.S. Virgin Islands. In December 2006, we were able to significantly reduce the Internet capacity expenses for our U.S. Virgin Island operations which will offset partly the increases related to expanding television and broadband operations.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.5 million, or 35%, from $4.3 million to $5.8 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $3.2 million, or 168%, from $1.9 million to $5.1 million from 2006 to 2007, respectively. Of this increase, $3.0 million is attributable to increased sales and marketing efforts at GT&T in order to address increased wireless competition in Guyana. Such sales and marketing efforts included wireless handset promotions, advertising and increased sales commissions. While we do not expect to continue such marketing efforts indefinitely at the level that was incurred during the first quarter of 2007, we may need to continue to be aggressive in GT&T’s marketing activities in order to address this increased competition.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $1.1 million, or 23%, from $4.8 million to $5.9 million from 2006 to 2007, respectively. This increase is primarily attributable to a full quarter of operations at Sovernet and an increase in accounting and professional fees relating, in part, to Sarbanes-Oxley internal controls compliance, as well as an increase in non-cash equity based compensation and additional compensation and overhead costs to support our growth.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.7 million, or 12%, from $5.8 million to $6.5 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets as well as the amortization of intangible assets at Sovernet. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit.

Interest expense decreased from $0.9 million for 2006 to $0.2 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our line of credit during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under the line of credit as of March 31, 2007. The decrease in interest expense was also due to the receipt of patronage income received from our lender during 2007.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.

Interest income increased from $0.2 million to $0.6 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as result of the underwritten public offering of our common stock in July 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income increased from $0.3 million in 2006 to $0.4 million in 2007 as a result of a gain on the sale of equity interests in some of Commnet’s unconsolidated affiliates.

Income taxes.   Income taxes represent taxes we pay on our net taxable income.

The effective tax rate was 58% and 47% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. The reduction in our effective rate in 2007 is a result of the impact of increased taxable income at U.S. statutory rates which are significantly lower than the Guyana statutory rates as well as a reduction in the losses in the US Virgin Islands. We expect that our effective tax rate should remain fairly consistent with the first quarter of 2007 throughout the year.

Minority interests. For 2007, minority interests consisted of the Guyana government’s 20% interest in

GT&T, a minority shareholder’s 4% interest in Sovernet and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. For 2006, minority interests also included a minority shareholder’s 5% interest in Commnet which we acquired on January 1, 2007. The acquisition of that 5% minority interest in Commnet was the primary reason that consolidated minority interests decreased from $1.1 million to $0.9 million for 2006 and 2007, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was unchanged at $0.5 million for 2006 and 2007, respectively. Wireless subscribers in Bermuda were 22,248 at March 31, 2006 and 21,189 as of March 31, 2007.

Net income. As a result of the above factors, net income increased by $2.8 million or 68% from $4.1 million for 2006 to $6.9 million for 2007. On a per share basis, net income increased from $0.33 per basic and diluted share to $0.46 per basic and $0.45 per diluted share from 2006 to 2007, respectively.

Segment results. We have four material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Integrated Telephony — Domestic; (3) Wireless Television and Data; and (4) Rural Wireless. Segment results are set forth in Note 8 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

The following chart summarizes the operating activities of our segments and subsidiaries and the markets they serve as of March 31, 2007:

Segment	Operating Subsidiaries/Affiliate*	Markets	Services
Integrated Telephony —	GT&T	Guyana	Wireless
International	GT&T	Guyana	International Long Distance
	GT&T	Guyana	Local Television and Data
Integrated Telephony —	Sovernet	United States (New England)	Local Television and Data
Domestic
Wireless Television and Data	Choice (internet access)	U.S. Virgin Islands	Local Television and Data
	Choice (digital television)	U.S. Virgin Islands	Other
Rural Wireless	Commnet	United States (rural markets)	Wireless

*                    Earnings from BDC do not appear in our income from operations, but are instead reflected in equity in earnings of unconsolidated affiliates, in the Consolidated Financial Statements included in this Report.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 9 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been on capital expenditures for expanding and upgrading our networks. For the three months ended March 31, 2006 and 2007, we spent approximately $5.1 million and $8.9 million on capital expenditures, respectively.

Of the $8.9 million of 2007 capital expenditures, we spent approximately $3.5 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations including the purchase of spectrum licenses and switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $4.9 million was incurred expanding the capacity and coverage of our wireless network in Guyana bringing the total amount invested in our Guyanese telecommunications infrastructure to approximately $255 million. We also spent $0.5 million at Sovernet and expanded our service areas and switch capabilities.

In 2007, we are continuing to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur capital expenditures between $43 million and $48 million, with over half made in connection with Commnet. We expect to fund these expenditures from cash generated from our operations.

Acquisitions. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our $70 million credit facility.

During the quarter ended March 31, 2007, we purchased the remaining 5% equity interest in Commnet for $6.5 million and 21,000 shares of our common stock in satisfaction of our obligation (and in accordance with our right) under and consistent with the terms of the agreement entered into in connection with our acquisition of Commnet in September 2005. We funded this purchase with cash on hand and the reissuance of shares held in our treasury.

During the quarter ended March 31, 2006, we completed the acquisition of Sovernet, Inc. for approximately $13.2 million, net of $1.5 million of cash acquired. In addition, Commnet acquired the equity interests of its majority partners in its wireless roaming networks located in northeast Missouri for $6.2 million, net of cash acquired of $0.2, million and also acquired a small wireless network in central Arizona for $1.7 million. We funded all three of these transactions through a combination of cash on hand and borrowings on our existing credit facility.

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

Dividends and Distributions. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2007, our dividends to our stockholders approximated $2.1 million (which reflects dividends paid on January 10, 2007). We have paid quarterly dividends for the last 34 fiscal quarters. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at March 31, 2007. As of March 31, 2007, we had approximately $56.7 million in cash and cash equivalents, a decrease of $3.8 million from the December 31, 2006 balance of $60.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

Cash Generated by Financing Activities. In the third quarter of 2006, we completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering, consisting of the sale by us of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Executive Chairman Cornelius B. Prior, Jr. and related entities. Our net proceeds of this offering, which were approximately $46.3 million, were used to repay a portion of our outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. We did not receive any proceeds from the sale of shares by the selling stockholders.

Cash Generated by Operations. Cash provided by operating activities was $13.5 million for the three months ended March 31, 2007 compared to $12.9 million for the three months ended March 31, 2006.

Credit Facility. On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan. For 2006 and 2007, our patronage approximated $148,000 and $500,000 . Half of these patronage amounts was received in cash while the remaining half was received as equity in our lending institution.

Factors Affecting Sources of Liquidity

Internally Generated Funds.   The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana,” and “—Regulation of Our GT&T Subsidiary” in our 2006 Form 10-K and Note 9 to the Consolidated Financial Statements included in this Report.

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

While currently a significant portion of GT&T’s revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the rate increases previously awarded to, and by, GT&T, the growth of GT&T’s local exchange operations and the general trend toward lower international settlement rates, it is likely that an increasing portion of our revenues will be earned in Guyanese currency. While there are no legal restrictions on the our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on the expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. This limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of March 31, 2007, we had $6.4 million of cash held in Guyanese dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility.   Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 5.75 to 1.00, which will decrease to 5.00 to 1.00 at July 1, 2007. As of March 31, 2007, we were in compliance with the covenants of the credit facility.

Capital Markets.   Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the wireless industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by us. This shelf registration statement registered the potential future offerings by us, from time to time up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combination of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $127 million of securities registered for potential offerings.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in the Report.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115. This standard is effective for periods beginning after November 15, 2007, therefore, we will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits us to elect to measure certain of its financial instruments at either historical cost or fair value. We are in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on our financial results or position.

On January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires us to recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption did not have a material impact on our results of operations or financial position.

We evaluated our uncertain tax positions relating to its various tax matters and rulings in Guyana and determined that no adjustment was to be recorded to the estimated settlement amounts previously recorded prior to the adoption of FIN 48. As noted in Note 11 to the 2006 Form 10-K, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. We will continue to update amounts recorded as new developments arise.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through March 2007, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments. GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of March 31, 2007, GT&T maintained $6.4 million of its cash balances in Guyana dollars.

GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved of our position. Moreover, with the decline in international settlement rates and the increases that GT&T hopes to have in local revenue, it is possible that the Guyana dollar will become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments and the fact that we have no variable rate debt, we believe that fluctuations in interest rates will not materially affect our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of March 31, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2006 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2007, we issued 21,000 shares of our common stock to Brian A. Schuchman in partial payment of the purchase price for Mr. Schuchman's 5% equity interest in Commnet.  In connection with our acquisition of Commnet in September 2005, we entered into a put and call agreement with Mr. Schuchman, Chairman of the Board of Commnet and the remaining minority equity holder in Commnet, under which we were obligated to acquire Mr. Schuchman’s equity interest between April 15 and October 15, 2007 at a purchase price based on a fixed multiple to a predefined earnings number based on Commnet’s financial results during the 12 month period prior to the exercise of the put and call. On January 1, 2007, prior to the agreed upon purchase period, but consistent with the pricing calculation provided for in the put and call agreement, we purchased Mr. Schuchman’s equity interest for $6.5 million in cash and 21,000 shares of our common stock.  We issued the shares of common stock in reliance on the exemption from the registration provisions of Section 4(2) of the Securities Act of 1933, as amended (and the regulations promulgated thereunder, including Regulation D) relating to sales by an issuer not involving a public offering.

Under the related purchase agreement, Mr. Schuchman represented to us, among other things, that he was an accredited investor and that he was acquiring the shares of common stock for investment and not for distribution.

Item 6. Exhibits-

3.1                                 Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001)

3.2                                 Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 14, 2006)

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 10, 2007	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2007	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer