Form 10-Q
period 2007-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2007-08-09
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-191551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Derby Square

Salem, MA 01970

(978) 619-1300

(Address of principal executive offices,
including zip code and telephone
number and area code)

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

Large accelerated filer ☐	Accelerated filer ☒	(Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

As of August 9, 2007, the registrant had outstanding 15,208,421 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended June 30, 2007

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of the Company, including the relative contributions of the Company’s subsidiaries; demand for our services and industry trends; the pace of our network expansion and improvement, including our realization of the benefits of capital expenditures; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers; (7) our ability to maintain favorable roaming arrangements, including the rates Commnet charges its wholesale customers; (8) economic, political and other risks facing our foreign political operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) any loss of any key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; (16) the possible reduction of our economic interest in our Bermuda affiliate in 2008; and (17) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which is on file with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31, 2006	June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,543	$60,951
Accounts receivable, net of allowances of $1.4 million and $1.9 million, respectively	20,510	23,941
Materials and supplies	7,578	7,052
Prepayments and other current assets	2,508	1,380
Total current assets	91,139	93,324
FIXED ASSETS:
Property, plant, and equipment	237,006	256,188
Less accumulated depreciation	(98,433)	(110,531)
Net fixed assets	138,573	145,657
INTANGIBLE ASSETS:
Licenses	20,641	21,665
Goodwill	35,583	39,158
Customer relationships, net	3,509	2,906
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	12,004	11,555
OTHER ASSETS	1,165	2,087
Total assets	$302,614	$316,352
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,252	$16,021
Dividends payable	2,146	2,151
Accrued taxes	7,301	9,799
Advance payments and deposits	3,813	3,837
Other current liabilities	2,529	2,832
Total current liabilities	35,041	34,640
DEFERRED INCOME TAXES	12,871	13,332
LONG-TERM DEBT	50,000	50,000
Total liabilities	97,912	97,972
MINORITY INTERESTS	25,932	26,444
COMMITMENTS AND CONTINGENCIES (See Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 15,651,018 and 15,656,518 shares issued, respectively, and 15,170,707 and 15,205,296 shares outstanding on December 31, 2006 and June 30, 2007, respectively	157	157
Treasury stock, at cost	(3,557)	(3,293)
Additional paid-in capital	104,356	105,292
Retained earnings	79,599	91,291
Accumulated other comprehensive loss	(1,785)	(1,511)
Total stockholders’ equity	178,770	191,936
Total liabilities and stockholders’ equity	$302,614	$316,352

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 and 2007
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
REVENUE:
Wireless	$14,233	$19,117	$27,545	$37,288
Local telephone and data	10,850	11,736	20,042	23,204
International long distance	11,508	12,329	22,679	25,249
Other	904	1,032	1,751	2,010
Total revenues	37,495	44,214	72,017	87,751
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	5,955	6,753	11,240	12,929
Internet and programming	881	817	1,631	1,666
Engineering and operations	4,640	5,709	8,985	11,473
Sales and marketing	1,912	3,641	3,841	8,738
General and administrative	5,970	5,639	10,815	11,489
Depreciation and amortization	6,105	6,658	11,900	13,159
Total operating expenses	25,463	29,217	48,412	59,454
Income from operations	12,032	14,997	23,605	28,297
OTHER INCOME (EXPENSE):
Interest expense	(1,022)	(661)	(1,889)	(883)
Interest income	202	517	406	1,108
Other income, net	322	2,557	597	2,944
Other income (expense), net	(498)	2,413	(886)	3,169
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,534	17,410	22,719	31,466
Income taxes	6,225	7,250	12,690	13,914
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	5,309	10,160	10,029	17,552
Minority interests, net of tax of $1.0 million and $0.9 million for the three months ended June 30, 2006 and 2007, respectively and $2.0 million and $1.8 million for the six months ended June 30, 2006 and 2007, respectively	(1,210)	(1,753)	(2,307)	(2,703)
Equity in earnings of unconsolidated affiliates	836	642	1,302	1,098
NET INCOME	$4,935	$9,049	$9,024	$15,947
NET INCOME PER SHARE:
Basic	$0.40	$0.60	$0.73	$1.05
Diluted	$0.39	$0.59	$0.72	$1.04
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,440	15,161	12,445	15,156
Diluted	12,575	15,286	12,540	15,288
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.12	$0.14	$0.24	$0.28

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2007
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,024	$15,947
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,900	13,159
Gain on sale of investments in unconsolidated affiliates	—	(133)
Gain on sale of Commnet Wireless related assets	—	(1,043)
Amortization of deferred compensation	415	418
Deferred income taxes	724	461
Minority interests	2,307	2,703
Equity in earnings of unconsolidated affiliates	(1,302)	(1,098)
Dividends received from Bermuda Digital Communications, Ltd.	829	968
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(1,963)	(3,431)
Materials and supplies, prepayments, and other current assets	(1,132)	2,177
Other assets	(575)	(648)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	1,080	(2,844)
Accrued taxes	429	1,895
Net cash provided by operating activities	21,736	28,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,403)	(18,339)
Acquisitions of businesses, net of cash acquired of $1,687 and $0, respectively	(19,163)	(6,553)
Proceeds from sale of investments in unconsolidated affiliates	1,991	276
Proceeds from sale of Commnet Wireless related assets	—	1,507
Net cash used in investing activities	(29,575)	(23,109)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(4,513)	(4,250)
Distributions to minority shareholders	(2,880)	(823)
Proceeds from stock option exercises	—	59
Proceeds from long-term debt	14,000	—
Repayment of long-term debt	(2,079)	—
Purchase of common stock	(85)	—
Investments made by minority shareholders in Commnet of Florida, LLC	400	—
Net cash provided by (used in) financing activities	4,843	(5,014)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,996)	408
CASH AND CASH EQUIVALENTS, beginning of the period	26,493	60,543
CASH AND CASH EQUIVALENTS, end of the period	$23,497	$60,951

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or the “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•                    Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 61% and 58% of the Company’s consolidated revenues for the three months ended June 30, 2006 and 2007, respectively and approximately 62% and 59% of the Company’s consolidated revenues for the six months ended June 30, 2006 and 2007, respectively.

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

•                    Sovernet, Inc., (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. ATN acquired all of the outstanding common stock of Sovernet, Inc. on February 10, 2006 and, at the closing of the transaction, issued shares of common stock of Sovernet, Inc. amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s Chief Executive Officer, subject to vesting requirements and other restrictions.

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

In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering (the “2006 Equity Offering”) consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman, Cornelius B. Prior, Jr., and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company’s outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Commnet of Florida, LLC, which is consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51” as revised in December 2003, since it was determined that the Company is the primary beneficiary of Commnet of Florida, LLC.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard is effective for periods beginning after November 15, 2007, therefore, the Company will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits the Company to elect to measure certain of its financial instruments at either historical cost or fair value. The Company is in the process of determining what method it will choose upon adoption and, once determined, the impact, if any, adoption will have on the financial results or position of the Company.

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

Reclassifications

The Company revised its presentation in the 2006 statement of cash flows of dividends received from BDC of $0.8 million to properly reflect the dividends as an operating activity as they represented a return on the Company’s investment.  Certain conforming revisions have been made to the 2006 statement of operations to conform to the 2007 presentation.

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

4. ACQUISITIONS

a)            Acquisition of Minority Interest in Commnet

In connection with the Commnet merger agreement of September 2005, the Company also entered into a put and call agreement with Brian A. Schuchman, the 5% minority shareholder of Commnet. Under the terms of this agreement, the Company was obligated to acquire the remaining 5% ownership interest from Mr. Schuchman between April 15, 2007 and October 15, 2007. The purchase price was based on a fixed multiple to earnings as calculated during the 12 month period prior to the exercise of the put and call. The Company reached an agreement with Mr. Schuchman on January 1, 2007 to purchase his ownership interest for $7.1 million, consisting of $6.5 million in cash and 21,000 shares of the Company’s common stock, valued at approximately $0.6 million. Effective January 1, 2007, Commnet is a wholly-owned subsidiary of the Company.  Effective May 24, 2007, Mr. Schuchman became a member of the Company’s Board of Directors.

The acquisition of the 5% minority interest in Commnet was accounted for using the purchase method.  After eliminating the $1.3 million minority interest in Commnet, the Company allocated $1.7 million to property and equipment, $1.1 million to licenses and the residual balance of $3.0 million was recorded to goodwill.  In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). For tax purposes, the Company elected to step up the basis of Commnet’s assets to fair market value, and therefore, the goodwill is deductible for tax purposes.

b)            Sovernet, Inc.

On February 10, 2006, the Company completed the acquisition of Sovernet, a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed Internet access, as well as traditional dial-up Internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet’s common stock amounting to 4% of Sovernet’s outstanding capital stock to Sovernet’s new chief executive, subject to vesting requirements and other restrictions.  The Company funded the transaction through a combination of cash on hand and borrowings under its existing credit facility (see Note 5). The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet. However, such amount was reduced by $1.7 million (net of tax) during 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited, to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS 142. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized over a period of approximately five years. For tax purposes, the goodwill and amortization of the customer relationships are not be deductible.  Proforma information is not required for this acquisition as it is not considered material.

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2006	June 30, 2007
Note payable to CoBank, ACB under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank, ACB under a $20 million revolving credit facility	—	—

Total long term debt	$50,000	$50,000

On September 15, 2005, ATN, as borrower, entered into a credit agreement with CoBank, ACB (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”, together with the Term Loan, the “Credit Facility”). The Credit Facility is guaranteed by our Commnet subsidiary and is collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN and Commnet. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, less any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet). Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA, as defined) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of June 30, 2007, the Company was in compliance with the covenants of the CoBank Credit Facility.

6.  STOCK-BASED COMPENSATION

During the three months ended June 30, 2006 and 2007, the Company recognized $286,000 and $204,000, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan and 2005 Atlantic Tele-Network Restricted Stock Plan and Incentive Plan (the “Share Based Plans”).  During the six months ended June 30, 2006 and 2007, the Company recognized $415,000 and $418,000, respectively, of non-cash compensation expense relating to grants under the Share Based Plans.

7.  OTHER INCOME

Other income for both the three and six months ended June 30, 2007 included a gain, recorded by Commnet, of $1.0 million received for the disposition of certain assets, and $1.25 million received by Commnet in a license settlement.

8. NET INCOME PER SHARE

Net income per share is computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

For the three and six months ended June 30, 2006 and 2007, the stock options and restricted common shares issued under the Share Based Plans were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Basic weighted average common shares outstanding	12,440	15,161	12,445	15,156
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	58	43	49	46
Stock options issued under the Company’s 1998 Stock Option Plan	77	82	46	86
Diluted weighted average common shares outstanding	12,575	15,286	12,540	15,288

9. SEGMENT REPORTING

The Company has four reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of and Enterprise Related Information. Those four segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”), and iv) Rural Cellular, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”). The operating segments are managed separately because each offers different services and serves different markets. Certain elements of the 2006 segment information have been revised to conform to the current format of financial information reviewed by the Company’s chief operating decision makers.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$22,703	$3,618	$1,647	$9,527	$1,771	$(1,771)	$37,495
Depreciation and amortization	3,419	567	588	1,379	152	—	6,105
Non-cash stock-based compensation	—	53	—	—	233	—	286
Operating income (loss)	12,175	516	(779)	2,829	(938)	(1,771)	12,032
Interest expense	—	—	(747)	(153)	(1,022)	900	(1,022)
Interest income	137	13	—	29	923	(900)	202
Income taxes	4,614	140	(272)	1,086	657	—	6,225
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	(4)	5,790	(4,950)	836
Net income (loss)	$5,274	$373	$(1,627)	$1,496	$4,369	(4,950)	$4,935

	For the Three Months Ended June 30, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$25,424	$3,693	$2,178	$12,919	$2,602	$(2,602)	$44,214
Depreciation and amortization	3,889	431	539	1,723	76	—	6,658
Non-cash stock-based compensation	—	32	—	—	172	—	204
Operating income (loss)	11,394	497	(283)	5,459	532	(2,602)	14,997
Interest expense	—	—	(880)	(168)	(660)	1,047	(661)
Interest income	175	81	—	50	1,258	(1,047)	517
Income taxes	4,731	195	(99)	2,726	(303)	—	7,250
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	7,475	(6,833)	642
Net income (loss)	$4,340	$227	$(1,326)	$3,632	$9,009	(6,833)	$9,049

	For the Six Months Ended June 30, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$44,534	$5,748	$3,207	$18,528	$3,425	$(3,425)	$72,017
Depreciation and amortization	6,824	860	1,180	2,730	306	—	11,900
Non-cash stock-based compensation	—	53	—	—	362	—	415
Operating income (loss)	23,268	1,007	(1,597)	5,519	(1,167)	(3,425)	23,605
Interest expense	—	—	(1,443)	(257)	(1,888)	1,699	(1,889)
Interest income	283	13	—	56	1,753	(1,699)	406
Income taxes	9,358	415	(559)	2,132	1,344	—	12,690
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	(6)	10,546	(9,238)	1,302
Net income (loss)	$9,538	$580	$(3,237)	$2,924	$8,457	(9,238)	$9,024

	For the Six Months Ended June 30, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
Revenues	$51,496	$7,326	$4,173	$24,756	$5,130	$(5,130)	$87,751
Depreciation and amortization	7,766	901	1,086	3,253	153	—	13,159
Non-cash stock-based compensation	—	63	—	—	355	—	418
Operating income (loss)	22,470	936	(851)	10,196	676	(5,130)	28,297
Interest expense	—	—	(1,742)	(335)	(881)	2,075	(883)
Interest income	315	145	—	84	2,639	(2,075)	1,108
Income taxes	9,365	344	(298)	4,555	(52)	—	13,914
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	13,103	(12,005)	1,098
Net income (loss)	$8,459	$426	$(2,877)	$6,052	$15,892	(12,005)	$15,947

	Assets
As of	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
December 31, 2006	$142,670	$20,821	$12,061	$85,310	$186,865	$(145,113)	$302,614
June 30, 2007	145,502	21,030	11,663	100,059	181,333	(143,235)	316,352

As of June 30, 2007, total assets for the Integrated Telephony-Domestic and Rural Wireless segments included $7.0 million and $32.2 million of goodwill, respectively.  Of the $32.2 million of goodwill included in the Rural Wireless segment, $3.0 million related to the acquisition of the 5% minority interest of Commnet during the first quarter of 2007 (see Note 4).

	Capital Expenditures
Six Months Ended June 30,	Integrated Telephony- International	Integrated Telephony Domestic	Wireless Television and Data	Rural Wireless	Corporate	Eliminations	Consolidated
2006	$6,813	$156	$438	$4,993	$3	$—	$12,403
2007	10,682	575	4	7,078	—	—	$18,338

10. COMMITMENTS AND CONTINGENCIES

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that GT&T’s total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased substantially beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a spectrum fee methodology acceptable to all GSM spectrum licenses.  In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007.   In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Governenment’s prior agreement

On January 2, 2007, a value added tax (“VAT”) of 16% on imports and other goods and services went into effect in Guyana. GT&T successfully argued that its contract with the Government of Guyana provides for exemption in certain cases from payment of consumption tax and import duties, including the VAT. However, the VAT replaced the telephone tax of 10% and broadened the applicability to include, for example, rentals and leases. Historically, the telephone tax applied only to usage. In December 2006, the Guyana Revenue Authority (“GRA”) expressed its opinion to GT&T that the VAT applied to GT&T’s pre-paid phone cards at the time a GT&T customer purchases the card. GT&T believes that the VAT should apply in the same manner as the telephone tax that the VAT replaced, that is, at the time a pre-paid customer initiates a call. This interpretation conforms to past practice of the Government and GT&T’s accounting practice, which does not recognize the pre-paid revenue until a call is initiated by the pre-paid customer. GT&T is seeking to confirm its belief with the GRA. Although the VAT’s effects are uncertain at this time, the Company believes that it will not have a material adverse affect on GT&T’s financial condition or results of operations.

On January 15, 2007, the Public Utilities Commission (the “PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. In addition, the PUC ordered the companies to implement per-second billing as opposed to the pre-existing practice of per-minute billing. While these events have not had a material adverse effect on GT&T to date, further rate reductions, or the expansion of per second billing to non-mobile services could have a material adverse effect on GT&T’s financial condition or results of operations.  Both the PUC and GT&T are closely monitoring the effect of per second billing on international long distance traffic originating on mobile phones.

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

In July 2004, the FCC revised the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands used by Choice to operate its video and broadband data services. The new rules restructure these spectrum bands and could materially impact Choice customers and operations if Choice is required to transition to the new band plan.  The FCC has stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. To date, the FCC has granted at least three waivers that excuse entities similar to Choice from the rebanding requirement.  On April 30, 2007, Choice filed a waiver request at the FCC that subsequently was contested by Sprint Nextel Corporation, among others.  This proceeding remains pending before the FCC.

In August 2006 and in January 2007, the Bermuda Ministry of Telecommunications and E-Commerce issued consultation documents proposing a new regulatory framework for the telecommunications industry. The proposals contemplate converting existing service-specific licenses to licenses that permit any company to offer any type of service. At this time we do not know whether the outcome of this proposal will be positive or negative for BDC.

Litigation

In Bermuda, our BDC affiliate is subject to Bermuda’s Telecommunications Act of 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its “Bull” branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC’s license to provide data services and BDC’s long history of providing data services. On June 6, 2006, the court ruled in favor of BDC. The ministry has filed an appeal which is expected to be heard in November 2007.

Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the minister of telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T’s position that its failure to receive timely rate increases in compensation for the devaluation of the currency in 1991 provides legal justification for GT&T’s delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company’s business and prospects. The requirements of the Plan were substantially completed more than four years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

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

In July 2002, an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. The Company also believes that the government is considering shifting from rate of return regulation to incentive rate-cap regulation. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. The President of Guyana has publicly stated that competition in the wireline and long distance sectors are key objectives of his administration. In recent informal discussions with GT&T, senior Guyanese officials indicated an interest in re-starting negotiations regarding the exclusivity terms of GT&T’s license, as well as other outstanding issues, such as certain tax matters. Although no schedule has been agreed to, we expect negotiations to restart shortly.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2006 Annual Report on Form 10-K. Some of the statements in the discussion are forward-looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A, “Risk Factors” in our 2006 Annual Report on Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

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

•       Sovernet, Inc., (or Sovernet), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. We acquired Sovernet in February 2006 and granted restricted stock equal to 4% of Sovernet’s outstanding capital stock to Sovernet’s Chief Executive Officer.

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

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 4% to 6% of revenues from each operating subsidiary and our BDC affiliate. Because we do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity earnings of unconsolidated affiliates in the Consolidated Financial Statements included in this Report. In July 2008, BDC has the option to repurchase from us all, but not less than all, of our equity interest in BDC at a price equal to fair market value. We are uncertain as to whether BDC will exercise this option. Also in 2008, our management fee arrangement with BDC may be terminated pursuant to our contract.

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of June 30, 2007:

Services	Segment	Operating Subsidiary/Affiliate	Markets
Wireless	Rural Wireless Integrated Telephony-International	Commnet GT&T BDC(1)	United States (rural markets) Guyana Bermuda

Local Telephone and Data	Integrated Telephony-International Integrated Telephony-Domestic Wireless Television and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England) U.S. Virgin Islands

International Long Distance	Integrated Telephony-International	GT&T	Guyana

Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

(1)             Earnings from BDC do not appear in our income from operations but are instead reflected in equity in earnings of unconsolidated affiliates in the Consolidated Financial Statements included in this Report.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 9 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2006 Annual Report on Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue. Most of these revenues and profits were from payment by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating from foreign carrier’s terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues has declined in recent years. GT&T generated approximately 61% and 58% of our consolidated revenues for the three months ended June 30, 2006 and 2007, respectively, and 62% and 59% of our consolidated revenues for the six months ended June 30, 2006 and 2007, respectively. Commnet generated approximately 67% and 68% of our wireless revenue for the three months ended June 30, 2006 and 2007, respectively, and approximately 67% and 66% of our wireless revenue for the six months ended June 30, 2006 and 2007, respectively.  Commnet also accounted for approximately 69% and 64% of the increase in wireless revenue during the three and six months ended June 30, 2007 over the corresponding periods in 2006. Sovernet generated approximately 31% and 32% of our local telephone and data revenue for the three and six months ended June 30, 2007, respectively.

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

In May 2007, the Americas II submarine fiber optic cable, which is owned by a consortium of national and international carriers, including GT&T, and carries a substantial amount of telecommunications traffic to and from South America, was damaged off the coast of French Guiana. The damage disrupted international long distance traffic service in Guyana, Suriname and French Guiana.  To minimize the disruption, GT&T shifted its international long distance traffic to its backup satellite and purchased additional capacity to support the level of traffic.  The disruption, which lasted approximately two weeks, did not materially effect our results of operations during the second quarter.

On the fourth day of the disruption, the Government of Guyana took the extraordinary action of unilaterally granting Digicel, our only nationwide wireless competitor, the temporary authority to carry international long distance traffic until service to the Americas II cable was restored in full. We believe that the Government’s action, taken without consulting, or prior notice to GT&T was a violation of GT&T’s exclusive license to provide international long distance services in Guyana.  GT&T initiated legal proceedings to enjoin Digicel from operating under the temporary authority.  However, before the proceedings could be heard, service on the Americas II cable was restored and the Government rescinded Digicel’s temporary authority to carry international long distance traffic. As a result, GT&T withdrew its action to enjoin Digicel.

GT&T is also in the process of adapting to recent changes in the competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market in November 2006 has significantly increased the competition we face in the Guyana wireless market. In light of this development and Digicel’s attempts in other markets to use aggressive capital spending to gain market share, we accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service are some of the most important bases on which we compete and represent competitive advantages for us because of our substantial investment in our network over time. During the last three quarters, we also increased our marketing expense, including handset promotions and other promotions designed to accelerate the migration of subscribers from our TDMA network to our GSM network, which allows us to offer richer handset features and certain wireless data services, while increasing our network capacity. We have also modified some of our pricing plans. This heightened competition has resulted in higher marketing expense for us  and may have adverse effects on pricing and our market share.

Results of Operations

Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2006	2007	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$14,233	$19,117	$4,884	34.3%
Local telephone and data	10,850	11,736	886	8.2
International long distance	11,508	12,329	821	7.1
Other	904	1,032	128	14.2
Total revenue	37,495	44,214	6,719	17.9
OPERATING EXPENSES:
Termination and access fees	5,955	6,753	798	13.4
Internet and programming	881	817	(64)	(7.3)
Engineering and operations	4,640	5,709	1,069	23.0
Sales and marketing	1,912	3,641	1,729	90.4
General and administrative	5,970	5,639	(331)	(5.5)
Depreciation and amortization	6,105	6,658	553	9.1
Total operating expenses	25,463	29,217	3,754	14.7
Income from operations	12,032	14,997	2,965	24.6
OTHER INCOME (EXPENSE):
Interest expense	(1,022)	(661)	(361)	(35.3)
Interest income	202	517	315	156.0
Other income, net	322	2,557	2,235	694.1
Other income (expense), net	(498)	2,413	2,911	584.5
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,534	17,410	5,876	50.9
Income taxes	6,225	7,250	1,025	16.5
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	5,309	10,160	4,851	91.4
Minority interests, net of tax	(1,210)	(1,753)	543	44.9
Equity in earnings of unconsolidated affiliates, net of tax	836	642	(194)	(23.2)
NET INCOME	$4,935	$9,049	$4,114	83.4%

Wireless revenue.   Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenue generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $19.1 million for the three months ended June 30, 2007 from $14.2 million for the three months ended June 30, 2006, an increase of $4.9 million, or 35%. Growth in our rural U.S. business was responsible for $3.4 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations, with a total of 309 base stations deployed as of June 30, 2007, as compared to 268 base stations as of June 30, 2006. Of the total base stations, 263 were GSM and CDMA base stations as of June 30, 2007, as compared to 169 GSM and CDMA base stations as of June 30, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes and megabytes) at existing sites, growth in data roaming revenue and new international roaming revenue. The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana. Our wireless subscribers in Guyana increased by 51,000 subscribers, or 20%, from 254,000 subscribers to 305,000 subscribers as of June 30, 2006 and 2007, respectively. The increase in subscribers was aided by the Company’s increased sales and marketing promotions throughout the quarter. GT&T’s wireless revenue was $4.7 million and $6.2 million for the second quarter of 2006 and 2007, respectively. In addition to subscriber growth, wireless revenue also benefitted from Guyana’s hosting of Cricket World Cup matches in early April 2007. While we experienced wireless revenue and subscriber growth in Guyana, we believe that some of our subscribers also own handsets and are subscribers of our competitor, which is common in high prepaid market regions. Although our total subscribers in Guyana is down slightly from 310,000 at the end of the first quarter, our GSM subscriber base continued to grow. Approximately 274,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of June 30, 2007 as compared to 155,000 as of June 30, 2006 and 262,000 as of March 31, 2007.

We expect that wholesale wireless revenue from our rural U.S. network will continue to increase in 2007 as we continue to expand our GSM and CDMA networks and as minutes of use continue to grow on our existing sites. This will be offset, in part, by scheduled and negotiated reductions in rates. In our retail wireless business in Guyana, we expect that the network capacity and coverage we have added will lead to increased revenue, although competitive pressures may reduce expected growth or even cause a decline in this revenue. Our nationwide competitor has significantly expanded network capacity and coverage and launched extensive promotions, particularly handset subsidies. We expect their heavy marketing and capital spending to continue throughout 2007.  In turn, we have continued and expanded upon our promotions, including substantial handset promotions and have also accelerated our capital build plan to more rapidly increase our geographic coverage and our GSM network capacity and capabilities.

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

Local telephone and data revenue increased by $0.8 million, or 7%, to $11.7 million for 2007 from $10.9 million for 2006. The increase is attributable to growth in GT&T’s access lines in Guyana from approximately 116,000 lines as of June 30, 2006 to approximately 124,000 lines as of June 30, 2007 (an increase of 7%) and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber growth in Guyana, the U.S. Virgin Islands and Vermont, particularly in the small and medium sized businesses, including neighboring areas of New England.

International long distance revenue. International long distance revenue, all of which is generated by our GT&T subsidiary by international telephone calls into and out of Guyana, including calls made by visitors to Guyana on their mobile phones. Inbound traffic, which made up 84% of all international long distance traffic and more than three quarters of international long distance revenue for the three months ended June 30, 2007, is settled in U.S. dollars.

International long distance revenue was $12.3 million during the second quarter of 2007, an increase of $0.8 million, or 7%, from $11.5 million in 2006. This increase was primarily driven by continued expansion of our wireline network and increased traffic, particularly wireless roaming traffic, due to International Cricket World Cup matches hosted by Guyana in early April, as well as a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T’s international network). Growth in outbound traffic was especially strong due to special weekend calling rates introduced in May although the effect on revenue for the quarter was not significant.  We are subject to illegal bypass via Internet calling and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 11% to $1.0 million for 2007 from $0.9 million for 2006. The increase in television services was a result of a 12% increase in television subscribers, including additional hotel rooms, and to a lesser extent price increases. In the near-term, we expect this category of revenue will largely be driven by our television subscriber base which we expect to continue to increase, although likely at a lower rate than in the first half of 2007.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), Internet capacity and other access fees we pay to terminate our outbound toll and international calls.

Termination and access fees increased by $0.8 million, or 13%, from $6.0 million to $6.8 million from 2006 to 2007, respectively. This increase was due to increased traffic growth at GT&T as well as an outage of the Americas II submarine fiber optic cable which Guyana and its neighboring countries rely on as the primary international telecommunications connection. This outage caused GT&T to re-route international traffic over more costly high-capacity satellite links.  Overall, termination and access fees are expected to increase in future periods as we seek to increase the backup capacity of GT&T’s international network to help minimize the disruption in service caused by any future outages of the Americas II cable and as we expand our rural U.S. wireless operations and our integrated voice and data operations in Vermont.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as Internet connectivity charges.

Internet and programming expenses decreased from $0.9 million in 2006 to $0.8 million in 2007. In December 2006, we were able to significantly reduce the Internet capacity expenses for our U.S. Virgin Island operations which offset partly the increases related to expanding television and broadband operations.  We expect that internet and programming expenses will remain consistent as compared to its related revenue.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.1 million, or 24%, from $4.6 million to $5.7 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.7 million, or 89%, from $1.9 million to $3.6 million from 2006 to 2007, respectively. Substantially all of the increase is attributable to increased sales and marketing efforts at GT&T in order to address increased wireless competition in Guyana. Such sales and marketing efforts included wireless handset promotions, advertising and increased sales commissions. While sales and marketing expenses in Guyana decreased in the second quarter of 2007, we expect these expenses, particularly handset promotions, to fluctuate in upcoming quarters and we believe that they may increase again as we expect to continue to be aggressive in GT&T’s marketing activities in response to increased competition.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses decreased by $0.4 million, or 7%, from $6.0 million to $5.6 million from 2006 to 2007, respectively. This decrease is primarily attributable to lower administrative expenses at the parent company level.  We expect that general and administrative expenses will remain fairly consistent in future periods.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.6 million, or 10%, from $6.1 million to $6.7 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet relating to their expanding networks. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit.

Interest expense decreased $0.3 million, or 30.0%, from $1.0 million for 2006 to $0.7 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our loan facility during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under our revolving line of credit as of June 30, 2007. The decrease in interest expense was also due to the receipt of patronage income received from our lender during 2007.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.

Interest income increased $0.3 million, or 150.0%, from $0.2 million to $0.5 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as result of the underwritten public offering of our common stock in July 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income increased from $0.3 million in 2006 to $2.6 million in 2007 as the result of a gain of $1.0 million on the disposition of certain assets and a license settlement for $1.25 million received by Commnet.

Income taxes.   Income taxes represent taxes we pay on our net taxable income.

The effective income tax rate was 54% and 42% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. The reduction in our effective rate in 2007 is a result of the impact of increased taxable income at U.S. statutory rates which are significantly lower than the Guyana statutory rates as well as a reduction in the losses in the U.S. Virgin Islands.  For 2007, the effective tax rate was also reduced due to the Company’s ability to use certain capital loss carryforwards from previous years to offset the gain on the disposition of certain assets as discussed above.  We expect our effective tax rate in future quarters to increase slightly from the 42% rate for this quarter and be consistent with our effective rate through the six months ended June 30, 2007.

Minority interests. For 2007, minority interests consisted of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. For 2006, minority interests also included a minority shareholder’s 5% interest in Commnet which we acquired on January 1, 2007.  For 2007, minority interest expense also includes minority shareholders’ interest in a gain on the disposition of certain assets.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased from $0.8 million to $0.6 million for 2006 and 2007, respectively. Wireless subscribers in Bermuda were 21,693 at June 30, 2006 and 20,731 as of June 30, 2007. Overall, wireless subscribers continued to decrease, although this largely reflects a reduction in our pre-paid wireless base. Post-paid subscriber churn remains very low by industry standards and BDC was able to increase its post-paid subscriber base on a consecutive quarter basis.

Net income. As a result of the above factors, net income increased by $4.1 million or 83% from $4.9 million for 2006 to $9.0 million for 2007. On a per share basis, net income increased from $0.40 per basic and $0.39 diluted share to $0.60 per basic and $0.59 per diluted share from 2006 to 2007, respectively.

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2006	2007	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$ 27,545	$ 37,288	$ 9,743	35.4%
Local telephone and data	20,042	23,204	3,162	15.8
International long distance	22,679	25,249	2,570	11.3
Other	1,751	2,010	259	14.8
Total revenue	72,017	87,751	15,734	21.8
OPERATING EXPENSES:
Termination and access fees	11,240	12,929	1,689	15.0
Internet and programming	1,631	1,666	35	2.1
Engineering and operations	8,985	11,473	2,488	27.7
Sales and marketing	3,841	8,738	4,897	127.5
General and administrative	10,815	11,489	674	6.2
Depreciation and amortization	11,900	13,159	1,259	10.6
Total operating expenses	48,412	59,454	11,042	22.8
Income from operations	23,605	28,297	4,692	19.9
OTHER INCOME (EXPENSE):
Interest expense	(1,889)	(883)	(1,006)	53.3
Interest income	406	1,108	702	172.9
Other income, net	597	2,944	2,347	393.1
Other income (expense), net	(886)	3,169	4,055	457.7
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	22,719	31,466	8,747	38.5
Income taxes	12,690	13,914	1,224	9.6
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	10,029	17,552	7,523	75.0
Minority interests, net of tax	(2,307)	(2,703)	396	17.2
Equity in earnings of unconsolidated affiliates, net of tax	1,302	1,098	(204)	(15.7)
NET INCOME	$ 9,024	$ 15,947	$ 6,923	76.7%

Period to period comparisons are affected by our acquisitions. We acquired Sovernet on February 10, 2006.

Wireless revenue.   Wireless revenue increased to $37.3 million for the six months ended June 30, 2007 from $27.5 million for the six months ended June, 2006, an increase of $9.8 million, or 36%. Growth in our rural U.S. business was responsible for $6.2 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations, with a total of 309 base stations deployed as of June 30, 2007 as compared to 268 base stations as of June 30, 2006. Of the total base stations, 263 were GSM and CDMA base stations as of June 30, 2007, as compared to 169 GSM and CDMA base stations as of June 30, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes and megabytes) at existing sites, growth in data roaming revenue and new international roaming revenue. The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana and certain non-recurring events during the six months such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit. Our wireless subscribers in Guyana increased by 51,000, or 20%, from 254,000 subscribers to 305,000 subscribers as of June 30, 2006 and 2007, respectively. Such increase in subscribers was aided by the Company’s increased sales and marketing efforts including handset promotions throughout the first six months of 2007. GT&T’s wireless revenue was $9.0 million and $12.5 million for the first six months of 2006 and 2007, respectively. While we experienced wireless revenue and subscriber growth in Guyana, we believe that some of our subscribers also own handsets and are subscribers of our competitor, which is common in a region of the world with a high percentage of prepaid subscribers. Although our total subscribers in Guyana is down slightly from 310,000 at the end of the first quarter, our GSM subscriber base continued to grow. Approximately 274,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of June 30, 2007 as compared to 155,000 as of June 30, 2006 and 262,000 as of March 31, 2007.

Local telephone and data revenue. Local telephone and data revenue increased by $3.2 million, or 16%, to $23.2 million for 2007 from $20.0 million for 2006. Of the $3.2 million increase, $1.5 million derives from the inclusion of a full six months of results for Sovernet, our Vermont based voice and data provider which was acquired in February 2006. The remaining increase of $1.7 million is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 116,000 lines as of June 30, 2006 to approximately 124,000 lines as of June 30, 2007 (an increase of 7%), growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.

International long distance revenue. International long distance revenue was $25.2 million during the six months ended June 30, 2007, an increase of $2.5 million, or 11%, from $22.7 million in 2006. This increase resulted from a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T’s international network) and certain non-recurring events during the six months such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which helped drive traffic volumes to higher levels.

Other revenue. Revenue from digital television services in the U.S. Virgin Islands increased 11% to $2.0 million for 2007 from $1.8 million for 2006. The increase in television services was a result of a 12% increase in television subscribers, including additional hotel rooms, and an increase in prices which took effect in February 2006.

Termination and access fee expenses. Termination and access fees increased by $1.7 million, or 15%, from $11.2 million to $12.9 million from 2006 to 2007, respectively. This increase was due to a full six months of operations of Sovernet, increased traffic growth at GT&T and Commnet and an outage of the Americas II submarine fiber optic cable which Guyana and its neighboring countries rely on as the primary international telecommunications connection. This outage caused GT&T to re-route international traffic over more costly high-capacity satellite links.

Internet and programming expenses. Internet and programming expenses increased from $1.6 million in 2006 to $1.7 million in 2007. This increase was primarily from the growth in our television and broadband data subscribers in the U.S. Virgin Islands. In December 2006, we were able to significantly reduce the Internet capacity expenses for our U.S. Virgin Island operations which will offset partly the increases related to expanding television and broadband operations.

Engineering and operations expenses. Engineering and operations expenses increased by $2.5 million, or 28%, from $9.0 million to $11.5 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana.

Sales and marketing expenses. Sales and marketing expenses increased by $4.9 million, or 129%, from $3.8 million to $8.7 million from 2006 to 2007, respectively. Of this increase, $4.6 million is attributable to increased sales and marketing efforts at GT&T in order to address increased wireless competition in Guyana. Such sales and marketing efforts included wireless handset promotions, advertising and increased sales commissions.

General and administrative expenses. General and administrative expenses increased by $0.7 million, or 6%, from $10.8 million to $11.5 million from 2006 to 2007, respectively. This increase is primarily attributable to a full six months of operations at Sovernet and additional compensation and overhead costs to support our growth.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.3 million, or 11%, from $11.9 million to $13.2 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet, as well as the amortization of intangible assets at Sovernet.

Interest expense. Interest expense decreased from $1.9 million for 2006 to $0.9 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our loan facility during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under the revolving line of credit as of June, 2007. The decrease in interest expense was also due to the receipt of patronage income from our lender during 2007.

Interest income. Interest income increased from $0.4 million to $1.1 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as a result of the underwritten public offering of our common stock in July 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income increased from $0.6 million in 2006 to $2.9 million in 2007 as the result of a gain of $1.0 million on the disposition of certain assets and a license settlement for $1.25 million received by Commnet.

Income taxes.   The effective income tax rate was 56% and 44% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. The reduction in our effective rate in 2007 is a result of the impact of increased taxable income at U.S. statutory rates which are significantly lower than the Guyana statutory rates as well as a reduction in the losses in the US Virgin Islands. We expect that our effective income tax rate should remain fairly consistent with the first half of 2007.

Minority interests. For 2007, minority interests consisted of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. For 2006, minority interests also included a minority shareholder’s 5% interest in Commnet which we acquired on January 1, 2007. For 2007, minority interest expense also includes a minority shareholders’ interest in a gain on the disposition of certain assets.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased from $1.3 million for 2006 to $1.1 million for 2007, respectively. This decrease was mostly due to a decline in wireless subscribers in Bermuda from 21,693 at June 30, 2006 to 20,731 as of June 30, 2007.

Net income. As a result of the above factors, net income increased by $6.9 million or 77% from $9.0 million for 2006 to $15.9 million for 2007. On a per share basis, net income increased from $0.73 per basic and $0.72 diluted share to $1.05 per basic and $1.04 per diluted share from 2006 to 2007, respectively.

Segment results. We have four material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Integrated Telephony — Domestic; (3) Wireless Television and Data; and (4) Rural Wireless. Segment results are set forth in Note 9 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 10 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations and cash flows.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures relating to expanding and upgrading our networks. For the six months ended June 30, 2006 and 2007, we spent approximately $12.4 million and $18.3 million on capital expenditures, respectively.

Of the $18.3 million of 2007 capital expenditures, we spent approximately $7.1 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations including the switching equipment required to support the additional base stations, additional radio channels and switching capacity for existing sites, and purchase of spectrum licences. In addition, approximately $10.7 million was incurred expanding the capacity and coverage of our networks in Guyana, bringing the total amount invested in our Guyanese telecommunications infrastructure to approximately $260 million. We also spent $0.6 million at Sovernet and expanded our service areas and switch capabilities.

We are continuing to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur capital expenditures between $43 million and $48 million in 2007, with over half made in connection with Commnet and most of the remaining balance invested in Guyana. We expect to fund these expenditures from cash generated from our operations.

Acquisitions. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our $70 million credit facility.

During January 2007, we purchased the remaining 5% equity interest in Commnet for $6.5 million and 21,000 shares of our common stock in satisfaction of our obligation (and in accordance with our right) under and consistent with the terms of the agreement entered into in connection with our acquisition of Commnet in September 2005. We funded this purchase with cash on hand and the reissuance of shares held in our treasury.

We continue to explore opportunities to acquire communications properties or licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash and/or incurrence of debt.

Dividends and Distributions. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2007, our dividends to our stockholders approximated $4.3 million. We have paid quarterly dividends for the last 35 fiscal quarters. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not have immediate plans to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at June 30, 2007. As of June 30, 2007, we had approximately $61.0 million in cash and cash equivalents, an increase of $0.5 million from the December 31, 2006 balance of $60.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

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

Cash Generated by Operations. Cash provided by operating activities was $28.5 million for the six months ended June 30, 2007 compared to $21.7 million for the six months ended June 30, 2006.

Credit Facility. On September 15, 2005, Atlantic Tele-Network entered into a Credit Agreement with CoBank, ACB providing for a credit facility consisting of a $50 million term loan and a $20 million revolving credit facility. Under the term loan, repayments of principal are deferred until the maturity of the loan on October 31, 2010. Interest on the term loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%. Because CoBank is a cooperative financial institution, we expect to receive patronage payments annually, and at the end of the term, from CoBank which reflect our portion of CoBank’s profits, if any. These payments, if received, are expected to reduce our effective interest expense on the term loan. For 2006 and 2007, our patronage payments approximated $148,000 and $500,000, respectively. Half of these patronage amounts was received in cash while the remaining half was received as equity in our lending institution.

Factors Affecting Sources of Liquidity

Internally Generated Funds.   The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana,” and “—Regulation of Our GT&T Subsidiary” in our 2006 Form 10-K and Note 10 to the Consolidated Financial Statements included in this Report.

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

While currently a significant portion of GT&T’s revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the growth of GT&T’s wireless and local exchange operations and the general trend toward lower international settlement rates, it is likely that an increasing portion of our revenues will be earned in Guyanese currency. While there are no legal restrictions on our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. Nevertheless, this limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of June 30, 2007, we had $6.8 million of cash held in Guyanese dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility.   Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 5.75 to 1.00, which will decrease to 5.00 to 1.00 at July 1, 2007. As of June 30, 2007, we were in compliance with the covenants of the credit facility.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard is effective for periods beginning after November 15, 2007, therefore, we will adopt the provisions of the standard on January 1, 2008. SFAS 159 permits us to elect to measure certain of our financial instruments at either historical cost or fair value. We are in the process of determining what method we will choose upon adoption and, once determined, the impact, if any, adoption will have on our financial results or position.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through June 2007, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments. GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of June 30, 2007, GT&T maintained $6.8 million of its cash balances in Guyana dollars.

GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved of our position. Moreover, with the decline in international settlement rates and the increases that GT&T has had in local revenue, it is possible that the Guyana dollar will become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments and the fact that we have no variable rate debt, we believe that fluctuations in interest rates will not materially affect our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of June 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

There have been no material changes from the factors discussed in Part I, “Item 1A. Risk Factors” of our 2006 Annual Report on Form 10-K. In addition to the other information set forth in this Report, you should carefully consider these factors discussed in our 2006 Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2006 Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Submission of Matters to a Vote of Securities Holders

At our annual meeting of stockholders held on May 24, 2007, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Number of Shares Voted For	Number of Shares Withheld
Martin L. Budd	13,780,909	923,346
Cornelius B. Prior, Jr.	12,296,906	2,407,349
Charles J. Roesslein	14,422,641	281,614
Brian A. Schuchman	11,794,004	2,910,251
Henry U. Wheatley	14,423,941	280,314

Also at the annual meeting our stockholders approved the amendment of our 1998 Stock Option Plan (the “1998 Plan”) to (i) increase the number of shares of common stock available for issuance under the 1998 Plan by 300,000 shares, (ii) prohibit the granting of options at an exercise price below fair market value and (iii) prevent deferred delivery of shares following the exercise of options granted under the 1998 Plan. The voting results related to the proposed amendment were as follows:

Voted	Number of Votes
For	5,681,929
Against	2,086,898
Abstain	70,000
Non-votes	6,865,428

Item 6. Exhibits-

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed on June 6, 2001)

3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 14, 2006)

10.1

Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007) (incorporated by reference to Appendix A to Atlantic Tele-Network, Inc.’s Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 30, 2007)

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

Atlantic Tele-Network, Inc.

Date: August 9, 2007	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2007	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer