Form 10-Q
period 2007-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2007-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

As of November 9, 2007, the registrant had outstanding 15,220,546 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended September 30, 2007

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2006	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,543	$60,967
Accounts receivable, net of allowances of $1.4 million and $2.2 million, respectively	20,510	25,302
Materials and supplies	7,578	5,719
Prepayments and other current assets	2,508	3,325
Assets held for sale	—	13,324
Total current assets	91,139	108,637
FIXED ASSETS:
Property, plant, and equipment	237,006	260,472
Less accumulated depreciation	(98,433)	(114,946)
Net fixed assets	138,573	145,526
INTANGIBLE ASSETS:
Licenses	20,641	14,563
Goodwill	35,583	39,326
Customer relationships, net	3,509	2,628
INVESTMENT IN AND ADVANCES TO UNCONSOLIDATED AFFILIATES	12,004	12,168
OTHER ASSETS	1,165	2,605
Total assets	$302,614	$325,453
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$19,252	$16,669
Dividends payable	2,146	2,460
Accrued taxes	7,301	9,977
Advance payments and deposits	3,813	3,646
Other current liabilities	2,529	2,961
Liabilities held for sale	—	1,305
Total current liabilities	35,041	37,018
DEFERRED INCOME TAXES	12,871	13,153
LONG-TERM DEBT	50,000	50,000
Total liabilities	97,912	100,171
MINORITY INTERESTS	25,932	25,931
COMMITMENTS AND CONTINGENCIES (See Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value per share; 50,000,000 shares authorized; 15,651,018 and 15,672,393 shares issued, respectively, and 15,170,707 and 15,217,421 shares outstanding on December 31, 2006 and September 30, 2007, respectively	157	157
Treasury stock, at cost	(3,557)	(3,403)
Additional paid-in capital	104,356	105,713
Retained earnings	79,599	98,258
Accumulated other comprehensive loss	(1,785)	(1,374)
Total stockholders’ equity	178,770	199,351
Total liabilities and stockholders’ equity	$302,614	$325,453

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2007

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
REVENUE:
Wireless	$17,050	$21,453	$44,595	$58,741
Local telephone and data	11,532	11,816	31,574	35,019
International long distance	11,833	12,649	34,513	37,898
Other	932	1,043	2,682	3,054
Total revenues	41,347	46,961	113,364	134,712
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	6,077	6,811	17,317	19,740
Internet and programming	940	857	2,571	2,524
Engineering and operations	5,013	5,420	14,000	16,893
Sales and marketing	2,487	3,614	6,328	12,352
General and administrative	5,832	5,804	16,645	17,292
Depreciation and amortization	6,133	6,815	18,033	19,975
Total operating expenses	26,482	29,321	74,894	88,776
Income from operations	14,865	17,640	38,470	45,936
OTHER INCOME (EXPENSE):
Interest expense	(926)	(720)	(2,814)	(1,596)
Interest income	528	713	933	1,814
Other income, net	21	24	619	2,969
Other income (expense), net	(377)	17	(1,262)	3,187
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	14,488	17,657	37,208	49,123
Income taxes	6,286	7,863	18,976	21,778
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	8,202	9,794	18,232	27,345
Minority interests, net of tax of $1.1 million and $0.9 million for the three months ended September 30, 2006 and 2007, respectively and $3.1 million and $2.7 million for the nine months ended September 30, 2006 and 2007, respectively	(1,307)	(1,060)	(3,614)	(3,762)
Equity in earnings of unconsolidated affiliates	708	668	2,010	1,766
NET INCOME	$7,603	$9,402	$16,628	$25,349
NET INCOME PER SHARE:
Basic	$0.53	$0.62	$1.27	$1.67
Diluted	$0.53	$0.61	$1.26	$1.66
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,262	15,175	13,053	15,162
Diluted	14,353	15,317	13,223	15,295
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.14	$0.16	$0.38	$0.44

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,628	$25,349
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	18,033	19,975
Bad debt for amounts due from Bridge International Communications, Inc.	255	—
Gain on sale of investments in affiliates	—	(133)
Loss on sale of assets of affiliates		258
Gain on sale of Commnet Wireless related assets	—	(1,043)
Stock-based compensation	610	631
Deferred income taxes	1,090	282
Minority interests	3,614	3,762
Equity in earnings of unconsolidated affiliates	(2,010)	(1,766)
Dividends received from Bermuda Digital Communications, Ltd.	1,244	1,451
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(3,129)	(4,792)
Materials and supplies, prepayments, and other current assets	(2,988)	1,022
Other assets	(458)	(1,029)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	1,241	(1,370)
Accrued taxes	1,648	2,073
Net cash provided by operating activities	35,778	44,670
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,862)	(31,212)
Acquisitions of businesses, net of cash acquired of $1,687 and $0, respectively	(20,026)	(6,721)
Investments made by minority shareholders in consolidated subsidiaries	1,400	—
Proceeds from sale of investments in affiliates	1,991	276
Proceeds from sale of assets of affiliates	—	522
Proceeds from sale of Commnet Wireless related assets	—	1,507
Net cash used in investing activities	(36,497)	(35,628)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from underwritten public offering of common stock, net of expenses	46,338	—
Dividends paid on common stock	(4,512)	(6,379)
Distributions to minority shareholders	(3,090)	(2,396)
Proceeds from stock option exercises	—	157
Proceeds from long-term debt	22,000	—
Repayment of long-term debt	(26,120)	—
Purchase of common stock	(85)	—
Net cash provided by (used in) financing activities	34,531	(8,618)
NET CHANGE IN CASH AND CASH EQUIVALENTS	33,812	424
CASH AND CASH EQUIVALENTS, beginning of the period	26,493	60,543
CASH AND CASH EQUIVALENTS, end of the period	$60,305	$60,967

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or the “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•                    Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 58% and 53% of the Company’s consolidated revenues for the three months ended September 30, 2006 and 2007, respectively and approximately 60% and 57% of the Company’s consolidated revenues for the nine months ended September 30, 2006 and 2007, respectively.

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

•                    Choice Communications, LLC (“Choice Communications” or “Choice”), a provider of fixed wireless broadband data and wireless digital television services, as well as dial-up Internet services, to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

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

4. ACQUISITIONS

a)                                    Acquisition of Minority Interest in Commnet

In connection with the Commnet merger agreement of September 2005, the Company also entered into a put and call agreement with Brian A. Schuchman, the 5% minority shareholder of Commnet. Under the terms of this agreement, the Company was obligated to acquire the remaining 5% ownership interest from Mr. Schuchman between April 15, 2007 and October 15, 2007. The purchase price was based on a fixed multiple to earnings as calculated during the 12-month period prior to the exercise of the put and call. The Company reached an agreement with Mr. Schuchman on January 1, 2007 to purchase his ownership interest for $7.1 million, consisting of $6.5 million in cash and 21,000 shares of the Company’s common stock, valued at approximately $0.6 million. Effective January 1, 2007, Commnet is a wholly-owned subsidiary of the Company. Effective May 24, 2007, Mr. Schuchman became a member of the Company’s Board of Directors.

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

The acquisition of Sovernet was accounted for using the purchase method and Sovernet’s results of operations since February 10, 2006, the date of acquisition, have been included in the financial statements of the Company. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. Included in this allocation was $5.0 million attributable to Sovernet’s relationships with its existing customers as of the date of acquisition. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The Company originally recorded $8.1 million of goodwill in connection with the acquisition of Sovernet. However, such amount was reduced by $1.7 million (net of tax) during 2006 as a result of the Company’s recording of certain transactions which related to a pre-acquisition period. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited, to the reputation of Sovernet as a retail provider of Internet and telephone services as well as a network operator, Sovernet’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill will not be amortized and will be tested for impairment at least annually as required by SFAS 142. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized over a period of approximately five years. For tax purposes, the goodwill and amortization of the customer relationships are not deductible. Proforma information has not been presented for this acquisition as it is not considered material.

5. CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2006	September 30, 2007
Note payable to CoBank, ACB under a $50 million term loan	$50,000	$50,000
Line of Credit, payable to CoBank, ACB under a $20 million revolving credit facility	—	—

Total long term debt	$50,000	$50,000

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

On August 31, 2007, the Company and its lenders under the CoBank Credit Agreement amended the CoBank Credit Agreement to (i) reduce the amount of GT&T stock pledged by ATN, (ii) provide for up to $1.0 million in Letters of Credit under the Revolver Facility and (iii) increase the amount of investments (including permitted acquisitions and dispositions) the Company can make in other communications companies without approval by the agent of lenders thereunder.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet). Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA, as defined) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of September 30, 2007, the Company was in compliance with the covenants of the CoBank Credit Facility.

6. STOCK-BASED COMPENSATION

During the three months ended September 30, 2006 and 2007, the Company recognized $195,000 and $213,000, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan and 2005 Atlantic Tele-Network Restricted Stock Plan and Incentive Plan (the “Share Based Plans”). During the nine months ended September 30, 2006 and 2007, the Company recognized $610,000 and $631,000, respectively, of non-cash compensation expense relating to grants under the Share Based Plans.

In September 2007, the Company’s Board of Directors approved the grant, to certain employees, of options to acquire 175,000 shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of grant. Also in September 2007, the Company’s Board of Directors approved the issuance of 10,000 shares of restricted stock at a price equal to the fair value of the Company’s common stock at the date of grant to an employee. In connection with the grant of the options and the restricted shares, the Company recognized $1.4 million of deferred compensation which will be amortized over the vesting period of four years.

7. OTHER INCOME

During the second quarter of 2007, Commnet recorded a gain of $1.0 million in connection with the disposition of certain assets and recorded other income of $1.25 million for cash received in a license settlement. Both of these amounts are included in other income within the accompanying statement of operations for the nine months ended September 30, 2007.

During August 2007, the Company sold all of its assets in Haiti to Access Haiti, S.A., a Haitian company in which the Chairman of the Company’s Board of Directors is a significant equity holder. After taking into account outstanding claims, legal and other related expenses incurred in connection with the transaction and the dissolution of the Company's Haitian Subsidiaries the Company recognized a loss of approximately $258,000 which is included in other income in the accompanying statement of operations for both the three and nine months ended September 30, 2007  (see Note 10).

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

For the three and nine months ended September 30, 2006 and 2007, the stock options and restricted common shares issued under the Share Based Plans were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Basic weighted average common shares outstanding	14,262	15,175	13,053	15,162
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	61	37	57	43
Stock options issued under the Company’s 1998 Stock Option Plan	30	105	113	90
Diluted weighted average common shares outstanding	14,353	15,317	13,223	15,295

9. SEGMENT REPORTING

The Company has four reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of and Enterprise Related Information. Those four segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”), and iv) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”). The operating segments are managed separately because each offers different services and serves different markets. Certain elements of the 2006 segment information have been revised to conform to the current format of financial information reviewed by the Company’s chief operating decision makers.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$24,030	$3,812	$1,764	$11,741	$—	$41,347
Depreciation and amortization	3,444	517	588	1,432	152	6,133
Non-cash stock-based compensation	—	32	—	—	163	195
Operating income (loss)	12,646	686	(671)	4,687	(2,483)	14,865
Interest expense	—	—	(790)	(170)	34	(926)
Interest income	127	43	—	29	329	528
Income taxes	4,648	301	(235)	1,819	(247)	6,286
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	708	708
Net income (loss)	$5,606	$410	$(1,333)	$2,551	369	$7,603

	For the Three Months Ended September 30, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$25,101	$3,661	$2,237	$15,962	$—	$46,961
Depreciation and amortization	3,905	431	522	1,879	78	6,815
Non-cash stock-based compensation	—	32	—	—	181	213
Operating income (loss)	11,479	508	(404)	7,938	(1,881)	17,640
Interest expense	—	—	(880)	(195)	355	(720)
Interest income	168	90	—	81	374	713
Income taxes	4,768	157	(142)	2,874	206	7,863
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	668	668
Net income (loss)	$4,394	$283	$(1,282)	$4,253	$1,754	$9,402

	For the Nine Months Ended September 30, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$68,565	$9,560	$4,970	$30,269	$—	$113,364
Depreciation and amortization	10,268	1,377	1,768	4,162	458	18,033
Non-cash stock-based compensation	—	85	—	—	525	610
Operating income (loss)	35,914	1,694	(2,268)	10,206	(7,076)	38,470
Interest expense	—	—	(2,233)	(427)	(154)	(2,814)
Interest income	411	55	—	85	382	933
Income taxes	14,573	717	(795)	3,951	530	18,976
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	2,010	2,010
Net income (loss)	$14,576	$991	$(4,011)	$5,475	$(403)	$16,628

	For the Nine Months Ended September 30, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$76,597	$10,987	$6,410	$40,718	$—	$134,712
Depreciation and amortization	11,671	1,332	1,608	5,132	232	19,975
Non-cash stock-based compensation	—	95	—	—	536	631
Operating income (loss)	33,949	1,444	(1,255)	18,134	(6,336)	45,936
Interest expense	—	7	(2,622)	(530)	1,549	(1,596)
Interest income	483	228	—	165	938	1,814
Income taxes	14,133	501	(439)	7,429	154	21,778
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	1,766	1,766
Net income (loss)	$12,853	$709	$(3,861)	$10,304	5,344	$25,349

	Assets
As of	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
December 31, 2006	$142,670	$20,821	$12,061	$85,310	$41,752	$302,614
September 30, 2007	142,570	21,971	11,458	106,310	43,144	325,453

As of September 30, 2007, total assets for the Integrated Telephony-Domestic and Rural Wireless segments included $7.2 million and $32.1 million of goodwill, respectively. Of the $32.1 million of goodwill included in the Rural Wireless segment, $3.0 million related to the acquisition of the 5% minority interest of Commnet during the first quarter of 2007 (see Note 4).

	Capital Expenditures
Nine Months Ended September 30,	Integrated Telephony- International	Integrated Telephony Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
2006	$11,394	$171	$74	$8,207	$16	$19,862
2007	16,752	775	66	13,585	34	$31,212

10. RELATED PARTY TRANSACTION

In 2001, the Company curtailed the operations and funding of its ATN-Haiti and Transnet S.A. subsidiaries (the “Haitian Subsidiaries”), wrote-down its investment and began exploring strategic alternatives for the use or disposition of the remaining assets of the Haitian Subsidiaries. In May 2006, the Company’s Board of Directors authorized the Company to enter into discussions to sell, at fair value, subject to review and final approval by the Audit Committee, the remaining assets of the Haitian Subsidiaries, consisting primarily of an office building and 13 tower sites located in Haiti, to Cornelius B. Prior, Jr., the Company’s Executive Chairman, who is also the father of the Company’s Chief Executive Officer.

In August 2007, the Company, upon final approval by the Company’s Board of Directors and Audit Committee, completed the sale of the remaining assets of the Haitian Subsidiaries to Access Haiti, S.A., a Haitian company in which Mr. Prior is a significant equity holder, for $750,000 and the release by Access Haiti, S.A. of certain indebtedness of Transnet S.A. In connection with the sale, Mr. Prior has agreed to indemnify the Company for any claims made against the Haitian Subsidiaries by creditors and vendors of the Haitian Subsidiaries in excess of $200,000 in the aggregate. In addition, Mr. Prior has agreed to assist the Company in dissolving the Haitian Subsidiaries. If the dissolution is not completed by January 2008, the Company has the right to sell, and Mr. Prior has the obligation to buy, the Company’s equity interests in the Haitian Subsidiaries for $1.

                                                The impact of the remaining activities of Haitian Subsidiaries on our results of operations for 2002 through August 2007 was not significant to our consolidated financial statements. As of August 2007, the net book value of the Haiti assets was $655,000. After taking into account outstanding claims, legal and other related expenses incurred in connection with the transaction and the dissolution of the Haitian Subsidiaries, we recorded a loss of approximately $258,000 which is included in Other Income within the accompanying Statements of Operations. In addition, we cancelled the remaining debt obligations of ATN-Haiti owed to us, which we had previously written off in 2001.

11. ASSETS AND LIABILITIES HELD FOR SALE

In September 2007, Commnet entered into an agreement with a national carrier to sell 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum , lease additional spectrum and build a network in rural areas in three states. This new network is expected to consist of at least 70 base stations, and, in return for a long-term roaming agreement with this carrier, Commnet committed to complete the network build by March 31, 2008. The agreement also provides the carrier a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The sale is expected to close in late 2007 or early 2008, however both transactions are subject to regulatory approval and certain other customary conditions to closing. The Company expects to record a pre-tax gain when the sale is consummated between $4.0 and $5.0 million.

12. COMMITMENTS AND CONTINGENCIES

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that GT&T’s total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased substantially beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a spectrum fee methodology acceptable to all GSM spectrum licenses.  In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007.   In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement.

On January 2, 2007, a value added tax (“VAT”) of 16% on imports and other goods and services went into effect in Guyana. GT&T successfully argued that its contract with the Government of Guyana provides for exemption in certain cases from payment of consumption tax and import duties, including the VAT. The VAT also replaced the telephone tax of 10% and broadened the applicability to include, for example, rentals and leases. Historically, the telephone tax applied only to usage. In December 2006, the Guyana Revenue Authority (“GRA”) expressed its opinion to GT&T that the VAT applied to GT&T’s pre-paid phone cards at the time a GT&T customer purchases the card. GT&T believes that the VAT should apply in the same manner as the telephone tax that the VAT replaced, that is, at the time a pre-paid customer initiates a call. This interpretation conforms to past practice of the Government and GT&T’s accounting practice, which does not recognize the pre-paid revenue until a call is initiated by the pre-paid customer. GT&T has been remitting VAT pursuant to the methodology in effect under the telephone tax structure. These payments have been accepted by the GRA without objection. GT&T’s experience over the course of 2007 leads the Company to believe that the VAT will not have a material adverse affect on GT&T’s financial condition or results of operations.

On January 15, 2007, the Public Utilities Commission (the “PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. In addition, the PUC ordered the companies to implement per-second billing as opposed to the pre-existing practice of per-minute billing. While these events have not had a material adverse effect on GT&T to date, the expansion of per second billing to non-mobile services, which has been the subject of recent PUC proceedings, could have a material adverse effect on GT&T’s financial condition or results of operations. The PUC has set a further hearing on this issue for December 2007.

In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them facilities for call diversion, call waiting, reminder call, and three-way calling by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the ways and means of financing the requirements of the PUC’s order. GT&T has appealed the PUC’s order to the Guyana Court of Appeal, and that appeal is still pending. No stay currently exists against this order. GT&T had approximately 127,000 access lines in service as of September 30, 2007.

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

In July 2002, an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company’s 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana’s telecommunications sector in contravention of the terms of GT&T’s license. The Company believes that the termination of the exclusivity provisions of GT&T’s license would require appropriate compensation to GT&T and a rebalancing of rates so that the rates for each service represent the real economic cost of such services. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. The President of Guyana has publicly stated that competition in the wireline and long distance sectors are key objectives of his administration. In recent correspondence with GT&T, senior Guyanese officials indicated a desire to re-start negotiations in the near future regarding the exclusivity terms of GT&T’s license, as well as other outstanding issues, such as certain tax matters.

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

•       Choice Communications, LLC (or Choice), a leading provider of fixed wireless broadband data services, wireless digital television services as well as dial-up Internet services, to retail and business customers in the U.S. Virgin Islands. We acquired Choice in October 1999 and own 100% of the equity of Choice.

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

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of September 30, 2007:

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

For information about our business segments and geographical information about our operating revenues and assets, see Note 9 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2006 Annual Report on Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue. Most of these revenues and profits were from payments by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating by foreign carriers and terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with additional growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues has declined in recent years. GT&T generated approximately 58% and 53% of our consolidated revenues for the three months ended September 30, 2006 and 2007, respectively, and 60% and 57% of our consolidated revenues for the nine months ended September 30, 2006 and 2007, respectively. Commnet generated approximately 69% and 74% of our wireless revenue for the three months ended September 30, 2006 and 2007, respectively, and approximately 68% and 69% of our wireless revenue for the nine months ended September 30, 2006 and 2007, respectively.  Commnet also accounted for approximately 96% and 74% of the increase in wireless revenue during the three and nine months ended September 30, 2007 over the corresponding periods in 2006. Sovernet generated approximately 31% of our local telephone and data revenue for the three and nine months ended September 30, 2007, respectively.

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

While our GT&T operations continue to grow, we face challenges in Guyana. Since 2001, the Government of Guyana has stated its intention to introduce competition into Guyana’s wireline sector. The President of Guyana has publicly stated in the past that competition in the wireline and long distance sectors are key objectives of his administration. In recent correspondence with GT&T, senior Guyanese officials indicated a desire to re-start negotiations in the near future regarding the exclusivity terms of GT&T’s license, as well as other outstanding issues, such as certain tax matters. GT&T has not had formal discussions with Government officials regarding these matters since the second quarter of 2002. See “Business—Regulation of Our GT&T Subsidiary” in our 2006 Form 10-K. We believe that the introduction of international voice and data competition would require the termination of the exclusivity provisions of GT&T’s license, and thus would require appropriate compensation to GT&T and a likely increase in local wireline service rates so that those rates reflect the actual cost of providing such services.

GT&T is also in the process of adapting to recent changes in the competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market in November 2006 through acquisition has significantly increased the competition we face in the Guyana wireless market. Since this entry, Digicel has used aggressive spending to gain market share, including through the use of extensive give-aways and handset subsidies. In turn, we countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service are some of the most important bases on which we compete and represent competitive advantages for us because of our substantial investment in our network over time. During the last three quarters, we also increased our efforts to accelerate the migration of subscribers from our TDMA network to our GSM network, which allows us to offer richer handset features and certain wireless data services, while increasing our network capacity. We have also modified some of our pricing plans. This heightened competition has resulted in higher marketing expense and a decline in market share, though not in our overall subscriber base..

In September, Commnet, entered into an agreement with a national carrier to sell 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum, lease additional spectrum and build a network in rural areas in three states. This new network is expected to consist of at least 70 base stations, and, in return for a long-term roaming agreement with this carrier, Commnet committed to complete the new network build by March 31, 2008. The agreement also provides the carrier a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The purchase price consideration reduces each option year and was determined taking into account our return on investment targets. We have entered into similar sales transactions and network builds in the past with our major carrier customers; however, the scale of the forgoing sale of assets is significantly larger than previous transactions. While we anticipate continued overall growth from our domestic rural wireless network over the long-term, we expect that the net effect of these two transactions in the short-term will be to reduce Commnet’s revenues by approximately $1.0 to $2.0 million per quarter in 2008, depending on the pace of the new network build and ramp up of traffic on those sites. The sale is expected to close in late 2007 or early 2008, however both transactions are subject to regulatory approval and certain other conditions to closing. The Company expects to record a pre-tax gain when the sale is consummated between $4.0 and $5.0 million.

Results of Operations

Three Months Ended September 30, 2006 and 2007

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2006	2007	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$17,050	$21,453	$4,403	25.8%
Local telephone and data	11,532	11,816	284	2.5
International long distance	11,833	12,649	816	6.9
Other	932	1,043	111	11.9
Total revenue	41,347	46,961	5,614	13.6
OPERATING EXPENSES:
Termination and access fees	6,077	6,811	734	12.1
Internet and programming	940	857	(83)	(8.8)
Engineering and operations	5,013	5,420	407	8.1
Sales and marketing	2,487	3,614	1,127	45.3
General and administrative	5,832	5,804	(28)	(0.5)
Depreciation and amortization	6,133	6,815	682	11.1
Total operating expenses	26,482	29,321	2,839	10.7
Income from operations	14,865	17,640	2,775	18.7
OTHER INCOME (EXPENSE):
Interest expense	(926)	(720)	206	22.2
Interest income	528	713	185	35.0
Other income, net	21	24	3	14.3
Other income (expense), net	(377)	17	394	104.5
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	14,488	17,657	3,169	21.9
Income taxes	6,286	7,863	1,577	25.1
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	8,202	9,794	1,592	19.4
Minority interests, net of tax	(1,307)	(1,060)	247	18.9
Equity in earnings of unconsolidated affiliates, net of tax	708	668	(40)	(5.6)
NET INCOME	$7,603	$9,402	$1,799	23.7%

Wireless revenue.   Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenue generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $21.5 million for the three months ended September 30, 2007 from $17.1 million for the three months ended September 30, 2006, an increase of $4.4 million, or 26%. Growth in our rural U.S. business was responsible for $4.2 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations. We have deployed a total of 333 base stations as of September 30, 2007, as compared to 261 base stations as of September 30, 2006. Of the total base stations as of September 30, 2007, 287 were GSM and CDMA base stations as of September 30, 2007, as compared to 183 GSM and CDMA base stations as of September 30, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes and megabytes) at existing sites, growth in data roaming revenue and international roaming revenue. We expect that wholesale wireless revenue will continue to increase as we continue to expand our GSM and CDMA networks and as minutes of use continue to grow on our existing sites. This will be offset, in part, by scheduled and any future negotiated reductions in rates, along with the pending sale of 59 base stations in two Midwestern states (see Note 11, “Assets Held For Sale”).

The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana. Our wireless subscribers in Guyana increased by 69,000 subscribers, or 26%, from 261,000 subscribers to 330,000 subscribers as of September 30, 2006 and 2007, respectively. The increase in subscribers was aided by the Company’s increased sales and marketing promotions throughout the first three quarters of 2007. GT&T’s wireless revenue was $5.3 million and $5.5 million for the third quarter of 2006 and 2007, respectively. While we experienced wireless revenue and subscriber growth in Guyana, we believe revenue growth was less than subscriber growth in part because some of our subscribers also own handsets and are subscribers of our competitor, which is common in high prepaid market regions and proceeds from handset sales were down in 2007. Approximately 307,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of September 30, 2007 as compared to 168,000 as of September 30, 2006. We expect that the network capacity and coverage we have added will lead to increased revenue, although continued competitive pressures may reduce expected growth or even cause a decline in this revenue. Our nationwide competitor has significantly expanded network capacity and coverage and launched extensive promotions, particularly handset subsidies. We expect their heavy marketing and capital spending to continue through the end of the year and we expect to do the same.

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

Local telephone and data revenue increased by $0.3 million, or 3%, to $11.8 million for 2007 from $11.5 million for 2006. While our Guyana operations  grew access lines from approximately 117,000 lines as of September 30, 2006 to approximately 127,000 lines as of September 30, 2007 (an increase of 9%), revenues increased only slightly as a result of  decreasing prepaid landline activity. Sovernet also reported a slight decrease in total revenue as compared to 2006, although the 2006 period benefited from a one-time revenue pickup related to a carrier settlement. While Sovernet continues to add business customers for its voice and data services, it is being negatively impacted by the decline in its residential data business, particularly its dial-up Internet services. Data services in the U.S. Virgin islands increased $0.4 million due to continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber and access line growth in Guyana, the U.S. Virgin Islands and Vermont including neighboring areas of New England.

International long distance revenue. International long distance revenue is generated by our GT&T subsidiary through international telephone calls into and out of Guyana, including calls made by visitors to Guyana on their mobile phones. Inbound traffic, which made up 82% of all international long distance traffic and more than three quarters of international long distance revenue for the three months ended September 30, 2007, is settled in U.S. dollars.

International long distance revenue was $12.6 million during the third quarter of 2007, an increase of $0.8 million, or 7%, from $11.8 million in 2006. This increase was primarily driven by continued expansion of our wireline network and increased traffic as well as a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T’s international network). We are subject to illegal bypass via Internet calling and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 11% to $1.0 million for 2007 from $0.9 million for 2006. The increase in television services was a result of an increase in subscribers, including additional hotel rooms and an increase in the price charged for most tiers of service. In the near-term, we expect this category of revenue will largely be driven by our television subscriber base. We do not expect significant growth in television subscribers in the near term.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), Internet capacity and other access fees we pay to terminate our outbound toll and international calls.

Termination and access fees increased by $0.7 million, or 11%, from $6.1 million to $6.8 million from 2006 to 2007, respectively. This increase was primarily due to increased traffic growth at GT&T.  Overall, termination and access fees are expected to increase in future periods as we continue to increase the overall and redundant capacity of GT&T’s international network to provide for increased data traffic and to help minimize the disruption in service caused by any future outages of the Americas II cable. These expenses will also grow as we continue to expand our rural U.S. wireless operations and our integrated voice and data operations in Vermont.

Internet and programming expenses. Internet and programming expenses include digital television programming costs as well as most Internet connectivity charges.

Internet and programming expenses were $0.9 million in both 2006 and 2007, respectively. In December 2006, we were able to significantly reduce the cost of wholesale Internet capacity for our U.S. Virgin Island operations which offset partly the increases related to expanding television and broadband operations.  We expect this expense to grow as we add more capacity in the Virgin Islands and elsewhere, but we expect that internet and programming expenses will remain consistent as compared to its related revenue.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks as well as our local telephone and data operations.

Engineering and operations expenses increased by $0.4 million, or 8%, from $5.0 million to $5.4 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.1 million, or 44%, from $2.5 million to $3.6 million from 2006 to 2007, respectively. Substantially all of the increase is attributable to increased sales and marketing efforts at GT&T in order to address increased wireless competition in Guyana. Such sales and marketing efforts included wireless handset promotions, advertising and increased sales commissions. While sales and marketing expenses in Guyana decreased slightly in the third quarter of 2007 as compared to the second quarter of 2007, we expect these expenses, particularly handset promotions, to fluctuate in upcoming quarters, and could increase again as we expect to continue to be aggressive in GT&T’s marketing activities in response to increased competition.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses remained unchanged at $5.8 million from 2006 to 2007, respectively. We expect that general and administrative expenses will increase in future periods if our revenues continue to grow.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.7 million, or 11%, from $6.1 million to $6.8 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet relating to their expanding networks. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as any outstanding amounts under our $20.0 million revolving line of credit.

Interest expense decreased $0.2 million, or 22%, from $0.9 million for 2006 to $0.7 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our loan facility during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under our revolving line of credit as of September 30, 2007. The decrease in interest expense was also due to the receipt of patronage income received from our lender during 2007.

Interest income. Interest income represents interest earned on our cash and cash equivalent balances.

Interest income increased $0.2 million, or 40%, from $0.5 million to $0.7 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as result of the underwritten public offering of our common stock in July 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income, which included a $0.3 million loss on the sale of the Company’s Haiti assets in 2007 and a $0.3 million increase in the reserve for amounts due from Bridge International Communications, Inc. in 2006 stayed constant at $20,000 in 2006 and 2007.

Income taxes.   Income taxes represent taxes we pay on our net taxable income.

The effective income tax rate was 43% and 45% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. The effective rate for 2006 was positively impacted by certain adjustments made in connection with the filing of the Company’s 2005 tax returns. We expect our effective tax rate in future quarters to be consistent with our effective rate through the nine months ended September 30, 2007.

Minority interests. For 2007, minority interests consisted of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. For 2006, minority interests also included a minority shareholder’s 5% interest in Commnet which we acquired on January 1, 2007.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained constant at $0.7 million for 2006 and 2007, respectively. Wireless subscribers in Bermuda were 22,455 at September 30, 2006 and 20,155 as of September 30, 2007. The decrease in wireless subscribers in Bermuda largely reflects a reduction in our pre-paid wireless base. Post-paid subscriber churn, however, remains very low by industry standards and we expect to recognize some future benefits from BDC’s recent launch of data roaming.

Nine Months Ended September 30, 2006 and 2007

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2006	2007	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$44,595	$58,741	$14,146	31.7%
Local telephone and data	31,574	35,019	3,445	10.9
International long distance	34,513	37,898	3,385	9.8
Other	2,682	3,054	372	13.9
Total revenue	113,364	134,712	21,348	18.8
OPERATING EXPENSES:
Termination and access fees	17,317	19,740	2,423	14.0
Internet and programming	2,571	2,524	(47)	(1.8)
Engineering and operations	14,000	16,893	2,893	20.7
Sales and marketing	6,328	12,352	6,024	95.2
General and administrative	16,645	17,292	647	3.9
Depreciation and amortization	18,033	19,975	1,942	10.8
Total operating expenses	74,894	88,776	13,882	18.5
Income from operations	38,470	45,936	7,466	19.4
OTHER INCOME (EXPENSE):
Interest expense	(2,814)	(1,596)	1,218	43.3
Interest income	933	1,814	881	94.4
Other income, net	619	2,969	2,350	379.6
Other income (expense), net	(1,262)	3,187	4,449	352.5
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	37,208	49,123	11,915	32.0
Income taxes	18,976	21,778	2,802	14.8
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	18,232	27,345	9,113	50.0
Minority interests, net of tax	(3,614)	(3,762)	(148)	(4.1)
Equity in earnings of unconsolidated affiliates, net of tax	2,010	1,766	(244)	(12.1)
NET INCOME	$16,628	$25,349	$8,721	52.4%

Period to period comparisons are affected by our acquisitions. We acquired Sovernet on February 10, 2006.

Wireless revenue.   Wireless revenue increased to $58.7 million for the nine months ended September 30, 2007 from $44.6 million for the nine months ended September 30, 2006, an increase of $14.1 million, or 32%. Growth in our rural U.S. business was responsible for $10.4 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations. We have deployed a total of 333 base stations as of September 30, 2007 as compared to 261 base stations as of September 30, 2006. Of the total base stations as of September 30, 2007, 287 were GSM and CDMA base stations as of September 30, 2007, as compared to 183 GSM and CDMA base stations as of September 30, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes and megabytes) at existing sites, growth in data roaming revenue and international roaming revenue.

The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana and certain non-recurring events during the first and second quarters such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit. Our wireless subscribers in Guyana increased by 69,000, or 26%, from 261,000 subscribers to 330,000 subscribers as of September 30, 2006 and 2007, respectively. Such increase in subscribers was aided by the Company’s increased sales and marketing efforts, including handset promotions. GT&T’s wireless revenue was $14.3 million and $18.0 million for the first nine months of 2006 and 2007, respectively. While we experienced wireless revenue and subscriber growth in Guyana, we believe that some of our subscribers also own handsets and are subscribers of our competitor, which is common in a region of the world with a high percentage of prepaid subscribers. Approximately 307,000 of GT&T’s wireless subscribers were GSM/GPRS subscribers as of September 30, 2007 as compared to 168,000 as of Sept 30, 2006 and 274,000 as of June 30, 2007.

Local telephone and data revenue. Local telephone and data revenue increased by $3.4 million, or 11%, to $35.0 million for 2007 from $31.6 million for 2006. Of the $3.4 million increase, $1.4 million derives from the inclusion of a full nine months of results for Sovernet, our Vermont based voice and data provider which was acquired in February 2006. The remaining increase of $2.0 million is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 117,000 lines as of September 30, 2006 to approximately 127,000 lines as of September 30, 2007 (an increase of 9%), growth in broadband data customers in Guyana, and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.

International long distance revenue. International long distance revenue was $37.9 million during the nine months ended September 30, 2007, an increase of $3.4 million, or 10%, from $34.5 million in 2006. This increase resulted from a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T’s international network) and certain non-recurring events during the first and second quarters such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which helped drive traffic volumes to higher levels.

Other revenue. Revenue from digital television services in the U.S. Virgin Islands increased 15% to $3.1 million for 2007 from $2.7 million for 2006. The increase in television services was a result of an increase in subscribers, including additional hotel rooms, and, to a lesser extent, an increase in prices which took effect in February 2006.

Termination and access fee expenses. Termination and access fees increased by $2.4 million, or 14%, from $17.3 million to $19.7 million from 2006 to 2007, respectively. This increase was due to a full nine months of operations of Sovernet and increased traffic growth at GT&T and Commnet. Also an outage of the Americas II submarine fiber optic cable in May 2007, which Guyana and its neighboring countries rely on as the primary international telecommunications connection, caused GT&T to temporarily re-route international traffic over more costly high-capacity satellite links.

Internet and programming expenses. Internet and programming expenses decreased from $2.6 million in 2006 to $2.5 million in 2007. This decrease was primarily from growth in our television and broadband data subscribers offset by reduced expenses in the U.S. Virgin Islands. In December 2006, we were able to significantly reduce the Internet capacity expenses for our U.S. Virgin Island operations which offset partly the increases related to expanding television and broadband operations.

Engineering and operations expenses. Engineering and operations expenses increased by $2.9 million, or 21%, from $14.0 million to $16.9 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana.

Sales and marketing expenses. Sales and marketing expenses increased by $6.1 million, or 97%, from $6.3 million to $12.4 million from 2006 to 2007, respectively. This increase is attributable to increased sales and marketing efforts at GT&T in order to address increased wireless competition in Guyana. Such sales and marketing efforts included wireless handset promotions, advertising and increased sales commissions.

General and administrative expenses. General and administrative expenses increased by $0.7 million, or 4%, from $16.6 million to $17.3 million from 2006 to 2007, respectively. This increase is primarily attributable to a full nine months of operations at Sovernet and additional compensation and overhead costs to support our growth.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $2.0 million, or 11%, from $18.0 million to $20.0 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet, as well as the amortization of intangible assets at Sovernet.

Interest expense. Interest expense decreased from $2.8 million for 2006 to $1.6 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our loan facility during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under the revolving line of credit as of September 2007. The decrease in interest expense was also due to the receipt of patronage income from our lender during 2007.

Interest income. Interest income increased from $0.9 million to $1.8 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as a result of the underwritten public offering of our common stock in July 2006.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income increased from $0.6 million in 2006 to $3.0 million in 2007 as the result of a gain of $1.0 million on the disposition of certain assets and a license settlement for $1.25 million received by Commnet.

Income taxes.   The effective income tax rate was 51% and 44% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates, as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. The reduction in our effective rate in 2007 is a result of the impact of increased taxable income at U.S. statutory rates which are significantly lower than the Guyana statutory rates as well as a reduction in the losses in the US Virgin Islands. In the short term, expect that our effective income tax rate should remain fairly consistent with the first three quarters of 2007.

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

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased from $2.0 million for 2006 to $1.8 million for 2007, respectively. This decrease was mostly due to a decline in wireless subscribers in Bermuda from 22,455 at September 30, 2006 to 20,155 as of September 30, 2007.

Segment results. We have four material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Integrated Telephony — Domestic; (3) Wireless Television and Data; and (4) Rural Wireless. Segment results are set forth in Note 9 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 12 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations and cash flows.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures relating to expanding and upgrading our networks. For the nine months ended September 30, 2006 and 2007, we spent approximately $19.9 million and $31.2 million on capital expenditures, respectively.

Of the $31.2 million of 2007 capital expenditures, $16.8 million was incurred expanding the capacity and coverage of our networks in Guyana, bringing the total amount invested in our Guyanese telecommunications infrastructure to approximately $266 million. We also spent approximately $13.6 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations including the switching equipment required to support the additional base stations, additional radio channels and switching capacity for existing sites, and the purchase of spectrum licenses. We also spent $0.8 million at Sovernet and expanded our service areas and switch capabilities.

We are continuing to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur total capital expenditures between $43 million and $48 million in 2007, with more than half made in connection with Commnet and most of the remaining balance invested in Guyana. We expect to fund these expenditures from cash generated from our operations or from our pending asset sale of Commnet assets (see Note 11).

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

We continue to explore opportunities to acquire communications properties or licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through either the issuance of shares, payment of cash, incurrence of debt or various combinations of each.

Dividends and Distributions. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2007, our dividends to our stockholders approximated $6.4 million. We have paid quarterly dividends for the last 36 fiscal quarters. Also our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not have immediate plans to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

Sources of Cash

Total Liquidity at September 30, 2007. As of September 30, 2007, we had approximately $61.0 million in cash and cash equivalents, an increase of $0.5 million from the December 31, 2006 balance of $60.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

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

Cash Generated by Operations. Cash provided by operating activities was $44.7 million for the nine months ended September 30, 2007 compared to $35.8 million for the nine months ended September 30, 2006. Substantially all of the $8.9 million increase was a result of an increase in the Company’s net income.

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

On August 31, 2007, the Company and its lenders under the CoBank Credit Agreement amended the CoBank Credit Agreement to (i) reduce the amount of GT&T stock pledged by ATN, (ii) provide for up to $1.0 million in Letters of Credit under the Revolver Facility and (iii) increase the amount of investments (including permitted acquisitions and dispositions) the Company can make in other communications companies without approval by the agent of lenders thereunder.

Factors Affecting Sources of Liquidity

Internally Generated Funds.   The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana,” and “—Regulation of Our GT&T Subsidiary” in our 2006 Form 10-K and Note 12 to the Consolidated Financial Statements included in this Report.

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

While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of September 30, 2007, we had $3.2 million of cash held in Guyanese dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility.   Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 5.00 to 1.00. As of September 30, 2007, we were in compliance with the covenants of the credit facility.

Capital Markets.   Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by us. This shelf registration statement registered the potential future offerings by us, from time to time of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $150 million of securities registered for potential offerings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through September 2007, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments. GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of September 30, 2007, GT&T maintained $3.2 million of its cash balances in Guyana dollars.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of September 30, 2007, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Consolidated Financial Statements included in this Report.

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

3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 14, 2006)

10.1

Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007) (incorporated by reference to Appendix A to Atlantic Tele-Network, Inc.’s Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 30, 2007)

10.2

Amended and Restated Credit Agreement dated as of August 31, 2007, among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, an Issuing Lender and a Lender, Banco Popular de Puerto Rico as and Issuing Lender and a Lender, and the other Lenders referred to therein.

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

Atlantic Tele-Network, Inc.

Date: November 9, 2007	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2007	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer