Form 10-K
period 2007-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2008-03-17
CIK 879585

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-191551

Atlantic Tele-Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0728886 (I.R.S. Employer Identification No.)
10 Derby Square Salem, Massachusetts (Address of principal executive offices)	01970 (Zip Code)
(978) 619-1300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act:
None
(Title of each class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2007, was approximately $271,036,158 based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Market.

         As of March 17, 2008, the registrant had 15,227,672 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2008 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in the Caribbean and North America. Through our operating subsidiaries and affiliates, we offer the following principal services:

  •
  Wireless.  We offer wireless voice and data services to retail customers in Guyana and Bermuda. In the United States, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and lower Midwest.

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

  •
  International Long Distance Voice and Data Services.  We are the exclusive provider of international voice and data communications into and out of Guyana. As part of our infrastructure, we own interests in major international fiber optic cables linking Guyana to, among other places, Suriname, French Guiana, Trinidad, the U.S. Virgin Islands and the mainland United States.

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice, data and video services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for over fifteen years and have demonstrated our ability to grow both customers and revenues by improving service and increasing the number of wireline and wireless services offered to these customers. We believe these sectors provide significant opportunities for organic and external growth.

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

  •
  Partner with Successful Local Owner/Operators.  We partner with local management teams who have demonstrated a successful track record. We believe that strong local management enhances our close relationship with customers and reduces risk. Our geographically diverse businesses are all operated, and often partially owned, by local managers, employees and investors. We seek to enhance our strong market position by maintaining these partnerships and by leveraging our extensive management experience to assist them in further improving operations.

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing our newer, faster growing businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow. We consider new investments and acquisitions on a disciplined, return-on-investment basis and generally avoid transactions that we do not expect to have a near-term positive impact on our earnings.

        As a result of these strategies, we have increased our consolidated operating income and earnings per share at an annual rate of approximately 23% and 25%, respectively, on a compounded basis from 2003 to 2007. We have also been able to pay cash dividends to our shareholders for 37 consecutive quarters and have increased our quarterly dividend per share by approximately 78% since the beginning of 2003.

Our Company

        We conduct our operations in the mainland United States, Guyana, Bermuda, and U.S. Virgin Islands through our ownership (as indicated below) in the following principal operating subsidiaries and affiliate:

  •
  Guyana Telephone & Telegraph (or GT&T).  In 1991, we acquired an 80% equity interest in GT&T, which is the exclusive provider of local exchange and international long distance telecommunications services in Guyana and we believe it is the largest service provider in Guyana's competitive wireless telecommunications market. GT&T is the successor to the Guyana Telecommunications Corporation, a corporation wholly owned by the Government of Guyana. The remaining 20% equity interest in GT&T is held by the Government of Guyana.

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

  •
  Choice Communications, LLC.  In October 1999, we acquired Choice, which provides fixed wireless broadband data services and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Through our Choice subsidiary, we also offer fixed wireless multi-channel digital television services in the U.S. Virgin Islands.

        In addition to our equity interests, we receive management fees from our principal operating subsidiaries and affiliate.

        Atlantic Tele-Network, Inc. was incorporated in the State of Delaware in 1987. Our corporate offices are located at 10 Derby Square, Salem, Massachusetts, 01970. The telephone number at our principal corporate offices is (978) 619-1300.

Our Services

        Through our operating subsidiaries and affiliate, we provide wireless, local telephone and data, and international long distance services in Guyana, the mainland United States, U.S. Virgin Islands and Bermuda. For fiscal years 2005, 2006 and 2007, our Guyana operations generated 85%, 61% and 57%, respectively, of our consolidated revenue. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 14 to the Consolidated Financial Statements included in this Report.

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Guyana and Bermuda.

  U.S. Operations

        Through our Commnet subsidiary, we provide wholesale wireless voice and data roaming services in rural markets to national, regional and local wireless carriers. In 2006, we also began to offer these services to selected international carriers. We provide these services through our own networks in markets located principally in five states in the Southwest and Midwest. We also operate smaller networks in seven other states. Many of our sites are located in popular tourist and seasonal visitor areas, particularly in the Southwestern states. Historically, this seasonal increase in visitors has resulted in higher call volumes and revenue in those areas during summer months. Roaming is a service offered by most wireless service providers that enables their subscribers to utilize their mobile phone service while traveling outside of their service provider's network coverage area. Roaming enables wireless service providers to offer their customers extended coverage without the need to own a network or spectrum. We design, install and operate our wireless networks in areas where our wholesale customers need extended coverage.

        Network.    We currently operate networks with GSM, CDMA, TDMA and analog technologies in both the 850 MHz and 1900 MHz bands. This mix of technologies and spectrum varies by market. However, we often have at least two technologies deployed at each cell site in order to maximize revenue opportunities. The majority of our GSM sites are also equipped with GPRS and/or EDGE data technologies. Our networks are comprised of telecommunications switches, base stations and radio transceivers located on towers and buildings typically owned by others, and leased transport facilities. In 2007 we increased the number of base stations and sites and expect that to continue in 2008. As of December 31, 2007, we owned and operated 303 base stations consisting of 185 GSM, 81 CDMA and 37 TDMA/analog stations on 198 owned and leased sites. In 2007, we continued our phase-out of TDMA and analog base stations as most mobile handsets currently sold do not utilize either of those technologies and we do not expect the major carriers to support analog technology beyond 2008.

        Sales and Marketing.    Historically, most roaming agreements were cancelable at-will. In recent years, however, major carriers have been experiencing technological incompatibility with other wholesalers' networks, which has increased carriers' willingness to make longer term commitments in exchange for supporting technologies and features and providing attractive pricing. We have taken advantage of this environment by entering into long-term, preferred roaming agreements with several major wireless carriers, including AT&T and Verizon. Under these preferred roaming agreements, we typically agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. We believe we have established a track record of building highly-reliable, feature-rich network coverage in a variety of technical environments for major wireless carriers on time and at attractive rates. We believe carriers are drawn to our ability to timely meet buildout requirements in often difficult and remote areas, the reliability of our networks and our status as a trusted partner that does not compete for retail subscribers. Once we complete building a rural network, we then benefit from existing roaming agreements with other national, regional, and local carriers to supplement our initial revenues. These non-preferred roaming agreements are usually terminable within 30 days. Because we have no retail subscribers, we do not incur retail distribution or retail marketing costs and our customer service costs are largely limited to technical and engineering support.

        Customers.    We currently have roaming agreements with more than 75 United States-based wireless service providers. As of December 31, 2007, we were the preferred roaming carrier for AT&T (under an agreement that terminates at the end of 2008) and Verizon (under an agreement that terminates in mid-2008) in selected markets. We are in discussions with these providers to renew those agreements and seek to enter into multi-year contracts. In 2007, AT&T and Verizon accounted for 88% of our U.S. wireless revenues.

        Competition.    Our wireless roaming services enable our carrier customers to provide their subscribers with additional network coverage and service without having to build and operate their own extended wireless networks. We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. In addition, our carrier customers may also elect to build or acquire their own infrastructure (including networks that Commnet built out pursuant to our roaming agreements) in a market in which we operate, reducing or eliminating their need for our services in that market. We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic, as competitors expand their networks and as new products and services that require supporting connectivity are developed.

  Guyana Operations

        Through our GT&T subsidiary, we offer wireless telephone service in the vast majority of populated areas in Guyana, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of Guyana's coastal plain where 70% of Guyana's population is concentrated. In 2007 we continued to expand our wireless coverage which we expect to continue in 2008.

        Guyana is an English speaking nation and part of the British Commonwealth. Located along the north coast of South America, it is approximately 83,000 square miles in size. Guyana has a population of approximately 769,000 people and a per capita GDP of approximately $5,300. Economic activity in Guyana is mainly centered on the export of sugar, gold, bauxite/alumina, rice, shrimp, molasses, rum, and timber. As of the end of 2007, we estimate that Guyana's wireline teledensity was approximately 17.2 access lines per 100 inhabitants. We estimate that over 50% of the population subscribe to a wireless service, although with a largely pre-paid subscriber base it is difficult to determine how many of our subscribers are also subscribers to competing services.

        Network.    We initially constructed a TDMA wireless network in Guyana. In the fourth quarter of 2004, we launched services on our new GSM/GPRS mobile wireless network, alongside our existing TDMA network. GSM/GPRS is a more advanced wireless digital service than TDMA, allowing us to offer more sophisticated and appealing handset features and certain wireless data services, while increasing our network capacity. The launch of GSM services also helped us enter into roaming agreements with wireless carriers in a number of other countries, including some of the largest carriers in the U.S., Europe, Canada and the Caribbean, enabling our subscribers to use their handsets in other countries and allowing some visitors to use their wireless phones while in Guyana. At December 31, 2007, we had roaming agreements with over 100 wireless carriers.

        We are now operating only the GSM network. By the end of 2007, we had migrated our TDMA subscribers to our GSM network, and returned the spectrum used for TDMA services to the Government's National Frequency Management Unit.

        Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band.

        Customers.    We estimate that approximately 90% of the country's population resides in areas covered by our wireless network. As of December 31, 2007, we had approximately 328,000 wireless subscribers, up 22% from approximately 269,000 subscribers as of December 31, 2006. As of December 31, 2007, over 95% of our wireless subscribers were on pre-paid plans.

        Sales and Marketing.    We actively market our wireless services through widespread signage, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. We do not maintain any traditional retail stores, although all post-paid wireless customers set up accounts at one of our six business centers and pre-paid customers may do so as well. Our handsets, pre-paid cards and pre-paid accounts are sold primarily through independent dealers who we pay on a commission basis. Wireless subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. These fees are payable on either a pre-paid basis, which means a customer purchases a calling card with a prescribed number of minutes in advance of any usage, or a post-paid basis, which means the subscriber is billed for his or her minutes of use after usage. Pre-payments can be made by the purchase of disposable pre-paid calling cards, which come in fixed Guyanese dollar amounts, or by recharging an account via our C-Point electronic terminals available at authorized vendors. The vast majority of our customers are on pre-paid plans.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Since 2004, our primary competition has come from another nationwide GSM provider. This provider was acquired in October 2006 by Digicel, a large mobile telecommunications company operating in many Caribbean countries. Digicel entered the Guyana market, spending aggressively on infrastructure, marketing and handset subsidies to obtain a large market share. We expect to continue to face intense competition for subscribers and usage in 2008. We believe we compete for customers based on price, promotions, coverage and quality of service.

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

        In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 43% equity interest in BDC at a price equal to fair market value. We have had extensive discussions with BDC's founder, Chief Executive Officer and second largest stockholder and believe we have an agreement-in-principle regarding an alternative to BDC exercising its rights to repurchase our interests. This alternative involves BDC conducting a redemption or repurchase of a portion of the equity held by shareholders other than Atlantic Tele-Network. Such a redemption or repurchase transaction would be subject to definitive documentation, the approval of BDC's board of directors and its stockholders and the ability of BDC to obtain financing and governmental approval. If this transaction is completed, our ownership interest in BDC would increase above 50% and BDC's financial results would be consolidated with our financial results. See "Risk Factors—Our economic interest in our Bermuda affiliate may be reduced in 2008" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—BDC."

        Network.    Following rapid upgrades in earlier years from analog to TDMA to CDMA, in 2005, BDC enhanced the data speeds and capabilities of its CDMA 1XRTT network by deploying Evolution Data Optimized (or EV-DO) services. Together with the improved handset functionality and data services already enabled by CDMA 1XRTT technology, EV-DO enables BDC to offer significantly higher speed data services. BDC launched these services in the first quarter of 2005 and they proved to be popular with existing and new customers. In late 2005, however, BDC was ordered by Bermuda's Minister of Telecommunications and Technology to cease providing certain of its new data services. BDC appealed the order and a Bermudian court reversed the Minister's order in June 2006. The government's appeal of this in 2007 resulted in an affirmation of the ruling in BDC's favor. See "—Regulation of Our BDC Affiliate." In 2007, BDC upgraded its EV-DO network to provide even faster data speeds.

        BDC's advanced network, operating primarily in the 850 MHz frequency band, covers virtually the entire population of Bermuda. BDC also has extensive backbone facilities on the island linking its sites, switching facilities and the international interconnection points. In late 2006, BDC acquired 40% of Hardell Cable TV which holds the right to deploy a digital television and data network in Bermuda utilizing the 2.5 GHz band, the same band in which many companies, including our Virgin Islands subsidiary, have deployed wireless broadband networks.

        Sales and Marketing.    BDC maintains four retail stores and a service center in Bermuda that are a core part of its brand identity and sales efforts. BDC also advertises frequently in the newspapers and other media and sponsors various events and initiatives. BDC sells services in a number of post-paid subscription plans that are distinguished largely by the number of minutes and the enhanced features, such as text messaging, included in the plan. A substantial majority of BDC's customers subscribe to one of its post-paid plans. BDC also has a smaller number of pre-paid subscribers and has established "point of sale" payment terminals to enable those customers to increase their account balance at any one of a number of stores, such as a local grocer. The stores receive a commission and maintain the terminals.

        Customers.    At December 31, 2007, BDC had approximately 20,000 subscribers, which it estimates to be just under 40% of the wireless market in Bermuda. As the dominant CDMA operator on Bermuda, BDC is the primary roaming provider for North American visitors using CDMA handsets, such as Verizon customers. Since entering into roaming agreements with a number of providers in 2003 and 2004, BDC's roaming traffic has grown and it has been able to offer to providers in North America and elsewhere improved roaming services and rates. Leveraging its enhanced data capabilities, BDC launched data roaming service in 2007 and expects to expand data roaming in 2008 for both visitors and its subscribers.

        Competition.    We compete against the wireless division of the incumbent telephone company in Bermuda and Digicel, which each operate GSM networks. Digicel entered the market in 2005 upon acquiring the operations of AT&T. Although we believe that BDC has the most advanced network in terms of data speeds and reliability, BDC's competitors currently have an advantage in their ability to offer roaming in European countries, where all the major carriers operate GSM networks. One of BDC's competitors also constructed a smaller scale CDMA network, which competes for CDMA roaming traffic. We believe we compete for wireless retail customers based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care.

Local Telephone and Data Services

        Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands.

  Guyana Operations

        Through our GT&T subsidiary, we are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. As of December 31, 2007, we had approximately 132,000 access lines in service. This represents approximately 17.2 lines per 100 inhabitants (based on an estimated population of approximately 769,000), an increase of approximately 9%, or over 11,200 net new lines, compared to lines in service at December 31, 2006. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2007, we continued to extend our network to cover additional rural towns and communities although at a lesser rate than 2005 and 2006 due to greater technical and geographical challenges. Despite our substantial and continuing investment in extending our fixed line network, some rural areas still do not have telephone service. We plan to bring service to some of these areas in 2008 and beyond, but we expect the pace of our geographic expansion of wireline build out to continue to decline absent an increase in basic service rates or a subsidy to address the disproportionate cost of operating in remote, sparsely populated areas.

        Network.    We have significantly rebuilt and expanded our telecommunications network. Through December 31, 2007, we have invested approximately $280 million in Guyanese telecommunications infrastructure. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to over 132,000 lines as of December 31, 2007, all of which are now digitally switched lines. For over 10,000 of these lines, services are delivered through a fixed wireless technology. Since the provider of this technology no longer adequately supports it, we began to replace that fixed wireless network in 2007 with an alternative technology for delivering both telephone and data services to households and businesses in that region. The deployment of new technology, which we expect to complete early in 2008, will provide new features and improved data services.

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

        Customers.    We provide our wireline telephone services to residential and commercial customers. As a result of our continued network expansion into smaller communities, residential customers account for a growing portion of local telephone service revenues and the vast majority of new lines in service. In 2007, residential customers contributed approximately two thirds of the wireline local telephone service revenue and commercial customers provided approximately one third.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license that has a stated expiration in December 2010 and that is renewable for an additional 20 year term at our option. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

U.S. Operations

        Through our Sovernet subsidiary, which we acquired in 2006, we are a leading competitive integrated voice and broadband data communications services provider in Vermont and western New Hampshire.

        Network.    We provide voice and data services using a network comprised of telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2007, we had approximately 33,000 business and 4,600 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines in a high-speed/high-capacity circuit.

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

        Customers.    We focus on two subsets of customers in this market: small to medium sized businesses (or SMBs) and residential customers, with a particular focus on SMBs going forward. Our SMB customers require multiple telephone lines for voice communications, digital subscriber line (or DSL), DS1 and/or DS3 broadband data communications capacity. Our residential customers require voice and data communications (using either DSL or lower-speed, dial-up modems for data communications). As of December 31, 2007, we had approximately 4,000 business accounts and 2,500 residential accounts. We also provide dial-up internet services to thousands of customers in Vermont and western New Hampshire. Due to increased availability of high-speed internet services, our dial-up internet service subscriber base has been declining, which we expect to continue.

        Competition.    We compete for customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers, coupled with superior customer service and competitive pricing. Our primary competitor is Verizon, the incumbent telecommunications provider. In January 2007, Verizon announced that it had reached an agreement to sell its access lines and local telephone business in Vermont, New Hampshire and Maine to an entity owned by Verizon shareholders and Fairpoint Communications, a smaller rural telephone company based in North Carolina. Early in 2008 the FCC approved the transaction and subsequently, all three States have approved the sale. We also compete occasionally with other competitive service providers who target small and medium sized businesses, cable companies and other internet service providers seeking to provide voice and/or data services primarily to residential customers.

  U.S. Virgin Islands Operations

        Through our Choice subsidiary, we are a leading provider of internet access services in the U.S. Virgin Islands. We provide internet access services throughout the U.S. Virgin Islands, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and a variety of wireless broadband technologies. The broadband services include near-line-of-sight (or NLOS) portable wireless capabilities sold under the ClearChoice™ service name and WiFi hotspots and fixed wireless. We also provide fixed wireless digital television services to residential subscribers and hotel rooms. In July of 2005, we launched our new ClearChoice™ service, a NLOS broadband wireless service that allows residential and small business customers to easily self-install the broadband internet service and provides the customer the ability to move service from one location to another. Infrastructure build-outs between 2004 and 2006 significantly expanded the service areas covered by our wireless network which supports both video and data services. We continued to create additional broadband WiFi hotspots to serve the extensive tourist market.

        Our data revenues continue to grow. In 2007, the trend of the previous year continued with an increase in customer demand for broadband access services and a decrease in customer demand for dial-up services. As of the end of 2007, the number of our broadband data customers increased by 48% compared to 2006, due to the continued popularity of our ClearChoice™ service. During 2007, we also accelerated the sale of high capacity fixed wireless data services to some business and governmental customers. During the same period the number of our dial-up subscribers decreased by 17%.

        Network.    In general, our network consists of high-capacity, microwave backbone systems with lower capacity links for NLOS and WiFi access points. Our digital head-end feeds the television network and off-island connectivity is provided by leased, fiber-based interconnections. We have expanded our digital television and data networks over the last four years to support new service capabilities and provide more capacity for new broadband internet customers, although expansion of our data networks in 2007 was at a significantly lower rate than previous years. Beginning in 2004, we built our primary customer access data networks using spectrum licensed from the FCC, which protected the spectrum from interference from other operators. All of our services (other than customer access at our WiFi hotspots) are provided over this licensed spectrum and, therefore, are protected from the interference that often affects services deployed in unlicensed spectrum.

        Sales and Marketing.    We have three retail locations in the U.S. Virgin Islands that account for the majority of customer interaction. We also use direct sales for larger customers, particularly hotels and commercial users of our high-speed data services.

        Customers.    Our services are offered to local residential customers, hotels and lodging facilities, other local businesses and governmental agencies.

        Competition.    Our internet access services compete mostly with the local telephone company, as well as some smaller internet providers. Since 2004, we were the only data network service provider that used licensed spectrum. In 2007, another carrier introduced broadband data services using licensed PCS spectrum and we believe other carriers will soon offer these services using a recently auctioned spectrum band, or other licensed spectrum. We believe we compete for wireless broadband customers based on price, ease of installation, ease of operation and network quality.

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

        For fiscal years 2005, 2006 and 2007, our revenues from international long distance services were 44%, 30% and 28%, respectively, of our consolidated revenues. Most of these revenues were from collecting settlement rate payments, which are paid in U.S. dollars, for international long distance calls into Guyana from other countries.

        For fiscal years 2005, 2006 and 2007, inbound international long distance traffic (together with outbound collect which also entitles us to receive a settlement rate payment), was approximately 85% of our total minutes of international long distance traffic as shown in the table below:

	International Traffic
	2005		2006		2007
	(minutes in thousands)
Inbound paid and outbound collect	156,857	85%	164,553	86%	172,614	84%

Outbound paid	27,386	15%	26,271	14%	32,234	16%

Total	184,243	100%	190,824	100%	204,848	100%

        We estimate that approximately one million Guyanese live in the United States, Canada and the United Kingdom and drive this profitable traffic to Guyana. With respect to outgoing international traffic, during the past three years, amounts collected by us for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic, as the average rate we pay for outgoing international traffic has declined as well.

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

        Network.    Our international long distance network is linked with the rest of the world principally through our ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. We own capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the U.S. Virgin Islands and the mainland United States, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (or ECFS) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch through French Guiana, Suriname and Guyana. We also lease capacity on Intelsat satellites. We have two Standard B earth stations, which provide both international and local services, and provide a partial back-up to our fiber optic cable capacity. In response to a lengthy outage resulting from an accidental cut on the international portion of the Americas II cable in May 2007, we increased our satellite back-up capacity and modified our arrangements with international carriers in an effort to approach 100% voice redundancy. Also, in late 2007, we began investigating the possibility of building a new undersea fiber optic cable to Guyana. This cable, if completed, would provide us with a more robust redundancy, together with the capacity to meet growing data demands in Guyana, including the government's plans for a major, new technology park.

        Sales and Marketing.    Our international long distance business is driven mainly by the population of Guyanese living abroad and the number of people in Guyana capable of initiating and receiving international long distance calls, which consists of wireline telephone customers and all of the wireless subscribers in Guyana (including subscribers of other wireless service providers). We do not market long distance service independent of domestic wireline and wireless services.

        Customers.    With respect to outgoing international long distance calls, our customers consist of our local wireline customers and wireless subscribers (including the customers of competing wireless carriers). With respect to incoming international long distance calls, we receive payments from foreign carriers, especially AT&T and IDT Corporation. For 2005, 2006 and 2007, AT&T accounted for approximately 8%, 19% and 22%, respectively, and IDT Corporation accounted for approximately 14%, 10% and 8%, respectively, of our consolidated revenue. This includes revenue from AT&T generated by our other operating subsidiaries, such as Commnet. See Note 2 to the Consolidated Financial Statements included in this Report.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license that has a stated expiration in December 2010 and that is renewable for an additional 20 year term at our option. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk." In addition, we have become aware of efforts to bypass our international exchange and avoid paying us termination fees. We have taken action against local companies and individuals who are engaging in these efforts. In addition, we have made complaints to various foreign carriers and regulatory bodies in an effort to protect our network and our rights under our license. We will continue to monitor these activities and move vigorously to defend our interests. See "Risk Factors—Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results."

Employees

        As of December 31, 2007, we had 823 employees (784 full-time and 39 part-time), approximately 640 of whom were employed by our GT&T subsidiary. At the holding company level, we employ the executive management team and minimal staff. More than half of the GT&T full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. GT&T's contract with the union expires in September 2008. We do not have any union employees in Bermuda or the United States. We consider our employee relations to be satisfactory.

Regulation

        Our telecommunications operations are subject to extensive governmental regulation. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, local, and foreign regulation and legislation that may affect our businesses. Please refer to Note 12 of the Consolidated Financial Statements included in this Report for a more detailed discussion of regulatory and litigation matters that concern our business.

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

        Licenses.    We provide domestic fixed and international data services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide: public telephone, radio telephone, and pay telephone services; domestic fixed; international voice and data services; sale of advertising in any telephone directories; and, switched or non-switched private line service. Rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has a 20-year term and is renewable for an additional 20 year term at our option. We provide wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana. Our wireless license also was granted in December 1990 and has a 20 year term, which is renewable for an additional 20-year term at our option.

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

        We believe that the PUC has failed to adhere to the provisions of the Guyana Agreement guaranteeing us a minimum 15% per annum return on GT&T's rate base as required under the current PUC Law and predecessor statutes in effect since 1990. For a description of recent actions of the PUC, see Note 12 to the Consolidated Financial Statements included in this Report.

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for domestic fixed (local exchange) and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at our option.

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters (as described in Note 12 to the Consolidated Financial Statements included in this Report), for us to consider voluntarily relinquishing GT&T's rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although discussions are currently in preliminary stages and are ongoing, the Government has indicated to us a desire to introduce competition in international services in late 2008.

        At this time, we do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive international or domestic fixed license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding. See "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" and Note 12 to the Consolidated Financial Statements included in this Report.

        In March 2006, the National Frequency Management Unit (or NFMU) reallocated the GSM 900 MHz spectrum, which was previously divided into two 24 MHz bands (awarded to GT&T and CelStar Guyana, Inc.), into four 12 MHz bands, with the expectation of licensing two additional wireless providers. the limited spectrum allocation created significant problems for operators and their customers because of the constraints it imposed on network capacity in the Georgetown area. This area has a very dense population and constitutes over 40% of total wireless use in Guyana. The Government granted GT&T additional GSM 1800 MHz spectrum in May 2006. GT&T deployed equipment in this spectrum band which significantly reduced congestion in higher traffic areas.

        In November 2006, Digicel, which operates a cellular 900 MHz service in other Caribbean countries, announced that it had acquired the assets of CelStar Guyana Inc., or CSG, our then existing nationwide wireless competitor, including CSG's mobile license. As a result, Digicel withdrew its request to the Government of Guyana for a separate mobile license which it had submitted prior to the acquisition. Also, Digicel caused CSG to withdraw CSG's previously submitted application for a second license in the GSM 900 MHz band under the name and in the corporate entity of U-Mobile.

        In January 2007, the PUC issued a ruling allowing cellular companies the freedom to set peak rates within a floor of G$7.00 (approximately US $0.035) and a ceiling of G$32.00 (approximately US$0.16), with an off-peak ceiling of not less than 12% below the peak ceiling. Digicel has been offering promotions that appear to us to violate the floor on cellular rates. We believe the PUC has discriminately enforced the new minimum and maximum rates in favor of GT&T's primary competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC's enforcement. In addition, the PUC has expressed its intent to revisit the floor rate.

        In January 2007, the PUC also directed GT&T and Digicel to initiate per second billing for cellular service as opposed to the pre-existing practice of per-minute billing. We believe that per-second billing contributed to GT&T's declining wireless revenue. The PUC has proposed, and held hearings on, requiring per second billing in place of the current per minute billing practices in international long distance services. The expansion of per second billing to non-mobile services could have a material adverse effect on our financial results.

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

        Licenses.    We provide our wireless services under various commercial mobile radio services (or CMRS) licenses and broadband radio service (or BRS) licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Basic Trading Areas (or BTAs), as defined by the FCC. The FCC generally grants all CMRS and BRS licenses through an auction process, after determining how many licenses to make available in particular frequency ranges and the terms on which the license auction will be conducted.

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

        The Company, through a subsidiary, filed an application with the FCC to participate in the FCC's auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry. That auction began on January 24, 2008, and was still in progress as of March 10, 2008. The Company made a timely upfront deposit with the FCC prior to the start of the auction and is a qualified bidder in the auctions. Under FCC rules, the Company is prohibited from publicly disclosing the specifics of its bidding strategy, such as the amount of its upfront deposit, those specific licenses it desires to bid upon, or the amount it might be willing to bid for any specific license, until the FCC lifts its "anti-collusion rule," which the FCC will do following the completion of the auction.

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

        In August 2005, the FCC initiated a proceeding to review the rules governing roaming services, or arrangements between CMRS operators when one operator's subscribers make or receive calls over a second operator's network. We cannot predict the net impact on us of any changes in the roaming rules.

Wireless and Wireline Services

        In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue. The FCC recently initiated rule makings to consider broad reform of the USF program. We cannot predict the impact on us of any changes in USF policy or rules. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue.

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

        In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or BOCs) have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. Over time, the FCC has removed the BOC's obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on Sovernet's financial condition or operations. Sovernet operates in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, has benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and has benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

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

Regulation of Our Choice Subsidiary

        Our operations in the U.S. Virgin Islands are regulated by the FCC and governed by the Communications Act. Like other states, the U.S. Virgin Islands has a Public Services Commission (or PSC) that oversees public utilities including the local telephone company. While we are not regulated by the PSC, we often appear before the PSC in our efforts to provide competitive telecommunications services in the U.S. Virgin Islands.

        In 2002, we petitioned the PSC for classification as an "Eligible Telecommunications Carrier" (or ETC), which would permit us to apply for Universal Service Fund (or USF) support to deploy telecommunications services in the U.S. Virgin Islands. In 2004, the PSC concluded that it lacked jurisdiction to decide this issue and directed the petition to the FCC. In January 2005, we filed a petition for ETC status with the FCC, which remains pending. If we are designated an ETC, a significant capital investment may be necessary to build out the capabilities to sustain the ETC designation and meet the requirements for federal USF support. In addition, the FCC recently initiated rule making proceedings proposing broad reform of the USF program.

        In July 2004, the FCC released an Order revising the rules and spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands Choice uses to operate its video and broadband data services. The new rules restructure these bands and could materially impact Choice's operations and customers if Choice is required to transition to the new band plan. The FCC has stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. To date, the FCC has granted waivers to at least three entities similar to Choice. On April 30, 2007, Choice filed a waiver request with the FCC that subsequently was contested by Sprint Nextel Corporation, among others. This proceeding remains pending at the FCC.

        In a separate proceeding in September 2005, the FCC released an order reallocating to Advanced Wireless Services (or AWS) another spectrum band used by Choice for its broadband data service. In 2005, in anticipation of the spectrum reallocation, Choice obtained from the FCC additional spectrum in which to operate in order to offset any net reduction in the amount of spectrum available to it. In September 2006, the FCC completed an auction of spectrum to new licensees of AWS. As a result, at an unidentified future date, Choice will be required to relinquish some spectrum to AWS and relocate certain operations to different spectrum. However, we believe any disruption to operations by relocating to accommodate new AWS licensees will be mitigated by the FCC's relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the relocation.

Regulation of Our BDC Affiliate

        In Bermuda, our BDC affiliate is subject to Bermuda's Telecommunications Act of 1986, as amended. In November 2005, the Minister of Telecommunications and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in Bermuda court claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. In June 2006, the court ruled in favor of BDC. The ministry filed an appeal which was decided in favor of BDC in November 2007.

        In August 2006 and in January 2007, the Bermuda Ministry of Telecommunications & E-Commerce released consultation documents seeking comment on a new regulatory framework for the telecommunications industry. The ministry asked current telecommunications service providers to comment on methods to liberalize the telecommunications industry in Bermuda including converting existing service-specific licenses to Unified Domestic Licenses (or UDLs) that permit any licensed carrier (whether historically a wireless, wireline, data or international licensee) to offer any type of service. BDC has actively participated in the process at the ministry to make its position known. There was little public progress on this issue in 2007, but in February 2008 the new Minister of Telecommunications reiterated the government's intention to proceed with a UDL-based scheme and to create an independent regulatory body for telecommunications.

Taxation—Guyana

        GT&T's worldwide income is subject to Guyanese tax at a rate of 45% of taxable income. The Guyana Agreement provides that the repatriation of dividends to Atlantic Tele-Network and any payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to Atlantic Tele-Network or any of its subsidiaries for management services shall be payable in foreign currency and shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See "Risk Factors—Risk Relating to Our Wireless and Wireline Services in Guyana—GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations" and Note 10 to the Consolidated Financial Statements included in this Report.

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

        In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) of a foreign corporation when such E&P is actually distributed. However, there are exceptions for certain types of income of a controlled foreign corporation (or CFC) that may require E&P to be included in the United States parent's taxable income before it is actually distributed.

        GT&T is a CFC for purposes of the Subpart F provisions of the Internal Revenue Code of 1986, as amended, (or the Code). Under those provisions, Atlantic Tele-Network may be required to include in income certain E&P at the time such E&P are earned by GT&T, or at certain other times prior to being distributed to Atlantic Tele-Network. These earnings are referred to as "Subpart F" income. In general, to the extent E&P are distributed in a later year, the previously taxed amounts are not subject to U.S. taxation upon the distribution. Pursuant to the foreign tax credit provisions of the Code, and subject to complex limitations contained under those provisions, Atlantic Tele-Network is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against Atlantic Tele-Network's U.S. federal income tax.

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

        A U.S. corporation is classified as a Personal Holding Company (or PHC) if (a) more than 50% of its capital stock is owned directly or indirectly by or for five or fewer individuals (or pension plans); and (b) at least 60% of its adjusted ordinary gross income consists of certain types of income

(principally passive income, including interest and dividends) included in the Code definition of "PHC Income." For any taxable year that a corporation is a PHC, the "undistributed personal holding company income" of such corporation for that year (i.e., the net income of the corporation as reflected on its U.S. corporate income tax return, with certain adjustments, minus, in general, federal income tax and dividends distributed or deemed distributed for this purpose) would be subject to an additional PHC tax of 15%. Atlantic Tele-Network satisfied the above ownership criterion prior to its July 2006 common stock offering but we believe Atlantic Tele-Network did not satisfy the income criterion for classification as a PHC for the relevant years.

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

        We have adopted a written Code of Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our code of conduct may be obtained free of charge upon request by writing to us at the above address.

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

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide domestic fixed and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary GT&T has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license that has a stated expiration in December 2010 and that is renewable for an additional 20 year term at our option. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Specifically, Guyana Government officials have publicly stated their intention to revoke or terminate the license and have made efforts to enact legislation that would allow for competition in areas that are precluded by the exclusivity term. In addition, the telecommunications regulatory body in Guyana initiated an action a number of years ago questioning the status and validity of such terms. See "Business—Regulation of Our GT&T Subsidiary."

        Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for local exchange and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license.

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matter (as described in Note 12 to the Consolidated Financial Statements included in this Report), for us to consider voluntarily relinquishing GT&T's rights by law and contract to be the exclusive provider of local exchange and international voice and data services in Guyana. Although discussions are currently in preliminary stages and are ongoing, the Government has indicated to us a desire to introduce competition in international services in late 2008.

        At this time, we do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive international or domestic fixed license, and, if so, the timing of any such developments and whether they would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.

        We are highly dependent on GT&T for a majority of our revenues and profits. For the year ended December 31, 2007, approximately 57% of our consolidated revenue and approximately 46% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues alone accounted for approximately 28% of our consolidated revenues in 2007. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. As of December 31, 2007, we have invested approximately $280 million in Guyanese telecommunications infrastructure. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect a majority of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume of international long distance calls to Guyana could adversely affect our financial condition and results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. For the year ended December 31, 2007, our revenues from GT&T's inbound and outbound international long distance services were $52.6 million (or 28% of our consolidated revenue for 2007) and constituted a significant portion of our profits. Approximately 84% of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. In January 2002, the FCC reduced the payment rate for U.S.-Guyana traffic from $0.85 per minute to $0.23 per minute, which negatively impacted GT&T's operating profits. The lowering of the U.S. international settlement rate in 2002 has been followed by a gradual reduction in settlement rates between Guyana and most other countries to $0.23 per minute or less. We believe the volume of international long distance voice traffic, particularly outbound traffic, is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP, competition or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

The regulation of the rates that GT&T may charge for services may adversely affect our profitability, revenue growth and our ability to make additional network investment in Guyana.

        The rates that GT&T may charge for its public services are regulated by the PUC, an independent regulatory body responsible for regulating telecommunications in Guyana. The PUC has authority to set rates for local wireline, outbound international mobile and a range of other services and has broad powers to assess GT&T's compliance with the terms of GT&T's exclusive license with the Government of Guyana. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return equal to 15% of GT&T's capital dedicated to public use. Unless otherwise agreed to by the parties, the license states that such rates shall be calculated on the basis of GT&T's entire property, plant and equipment in a manner consistent with the practices and procedures of the FCC. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the base upon which rates are determined in accordance with the terms of the license (or rate base). Furthermore, although it has not been an issue in recent years, when we have demonstrated under-earning in the past the PUC has often refused to allow an increase in rates to the level we believed necessary to earn the minimum return. Any failure by the PUC to calculate rates in accordance with the rate of return calculation in the license or to allow an increase in rates when we demonstrate under-earning would adversely affect our profitability, revenue growth and our ability to make additional network investment in that country. PUC-proposed per second billing on international calls may have an adverse effect on GT&T's operating results.

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

        The rates that GT&T may charge for its cellular services are also regulated by the PUC. In January 2007 the PUC established floor and ceiling rates for both pre-paid and post-paid cellular services and required cellular service providers to begin billing on a per second basis rather than a per minute basis. We believe the PUC has discriminately enforced the new minimum and maximum rates in favor of GT&T's primary wireless competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC's enforcement. Any rapid decline in market pricing as a result of these changes, discriminatory enforcement, or competitive forces, without an offsetting increase in volume, would negatively impact the revenues and profits of our wireless business in Guyana.

GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations.

        GT&T's worldwide income is subject to Guyanese tax at an overall rate of 45%. GT&T has received various income tax assessments from Guyana tax authorities that claim GT&T owes approximately $23.5 million in additional income taxes for past periods. A substantial portion of this amount is based on the disallowance of 80% of GT&T's deduction for management fees paid to us pursuant to the original investment agreement and related agreements. This management fee is currently set at approximately 6% of GT&T's revenue. Although we believe that the fee is part of the original contract, is similar to amounts charged by other international telecommunications companies to their foreign subsidiaries for management advisory services and is an appropriate and proper expense, we may not prevail in these tax disputes. In addition, if recently reconvened negotiations result in an overall settlement of outstanding issues with the Government, we might be forced to agree to reduce the amount of, or deductibility of, the management fees. If GT&T is required to pay these additional taxes and/or reduce our management fee, it could have a material adverse effect on our financial condition and results of operations.

Other Risks Relating to Our Businesses and Industry

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

        We face competition in the markets in which we operate. For example:

  •
  In Guyana, we have faced competition from a nationwide wireless service provider since late 2004 and that competition intensified substantially in 2007 because of the acquisition of that provider in October 2006 by a larger regional operator with operations throughout the Caribbean and having much greater resources than its predecessor. This competitor has been very aggressive in acquiring a substantial share of the market.

  •
  In New England, in addition to other competitive voice and data communications service providers, we compete with a much larger regional carrier, which has greater financial resources, greater economies of scale and may employ more advanced technology than us.

  •
  Commnet's greatest competitive risk is the possibility that its current customers may elect to build or enhance their own networks within the rural market in which Commnet currently provides service, which is commonly known as "over-building." If Commnet's customers, which have greater financial resources and access to capital than it has, determine to over-build, their need for Commnet's roaming services will be significantly reduced or eliminated.

  •
  In Bermuda, BDC competes with the incumbent wireless service provider and a larger regional provider, each of which, because of their greater size and financial resources, have earlier access to the most technologically advanced handsets and have greater negotiating power in purchasing handsets and other equipment from vendors. BDC's market share has declined over the past two years.

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

        The future growth of our retail wireless businesses and affiliates may be constrained by the smaller markets that we serve. In Guyana, the wireless communications market is somewhat smaller than other developing countries and regions. At December 31, 2007, we estimate that the wireless penetration rate (the percentage of a population subscribing to wireless services) in Guyana is more than 50% but the precise number is very hard to estimate in a pre-paid subscriber market. In the fourth quarter of 2007, our wireless revenue and subscribers in Guyana declined on a consecutive quarter basis. Bermuda is also a relatively small wireless market. At December 31, 2007, we estimate that the wireless penetration rate in Bermuda is approximately 80% and BDC's wireless revenues declined over the past two years. Even if competition does not intensify further, it is unlikely that our wireless subscriber levels will continue to grow at the same rate as in the past.

        In addition, we believe that some of our pre-paid wireless subscribers in Guyana also subscribe to our primary competitor, which is not unusual amongst pre-paid subscribers in the region. Such a subscriber would appear as a subscriber in our wireless growth numbers as long as he continues to receive calls, however, the revenue potential from such a subscriber may fluctuate widely.

A significant portion of our U.S. wireless revenue is derived from a small number of customers.

        Our Commnet subsidiary, which accounted for approximately 31% of our consolidated revenue in 2007, generates a substantial majority of its revenues from three national wireless service providers. In 2007, three national wireless service providers together accounted for 89% of Commnet's revenues.

        Commnet's relationships with its customers generally are much more financially significant for Commnet than for Commnet's customers, which can give its customers significant leverage in negotiating pricing and other terms. Commnet's current agreements with its two largest customers terminate in mid-2008 and late-2008 and these customers are both requesting lower rates. If we fail to keep any of these customers satisfied with our service offerings or economic terms and lose their business or are unable to renew or enter into new agreements with these customers on beneficial terms (including pricing) to us, we could suffer a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

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

        Sovernet, Commnet and Choice are subject to the Telecommunications Act of 1996 (or 1996 Act). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business, particularly our operations in New England. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act in the next few years. We cannot predict what effect any new legislation will have on our businesses.

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

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Commnet's wireless licenses expire between 2009 and 2018. Choice's wireless licenses expire between 2008 and 2017. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

  •
  convergence between video and data services;

  •
  development of data and broadband capabilities; and

  •
  migration to next-generation services, which may require the purchase of additional spectrum.

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures. Our value to the wireless carriers that are Commnet's customers depends in part on our network's ability to support the services that such carriers' customers demand. For example, mobile high-speed wireless data services, which allow customers of wireless carriers to use the wireless network to send and receive data files and access the internet, have become increasingly popular in the United States. While we offer certain advanced services, such as GSM-EDGE, in certain of our coverage areas, we do not currently offer those services in all areas nor do we currently offer other more advanced services such as UMTS or CDMA EV-DO. As demand for these services continues to grow, we may have difficulty satisfying our customers without substantial upgrades, which could have an adverse effect on our business. Similarly, in other markets, if we do not offer new services that are popular with customers and are offered by competitors, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

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

        For example, our supplier of replacement parts for our wireless local loop network in Guyana discontinued its manufacturing and support operations, which has caused us, and will continue to cause us, to make significant additional network expenditures in 2007 and beyond. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including GT&T's reliance upon Nortel Networks and BDC's reliance upon Alcatel-Lucent. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

If we lose our senior management, our business may be adversely affected; we rely on local management to run our operating units.

        The success of our business is largely dependent on our executive officers and the executive officers of our operating units, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets, and we cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees and none of the executives at our parent company are under employment agreements.

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

        We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services and cause losses in revenue. In Guyana, for example, the Americas II fiber optic cable, which connects Guyana with the United States, and over which we provide our international long distance service, has from time to time suffered service outages, including a lengthy outage in May 2007. These outages have been caused by accidental cuts and vandalism occurring along the terrestrial portions of the cable in Guyana and other countries, as well as cuts in the international undersea portions. These cuts have resulted in increased operational and capital expenses, customer dissatisfaction and loss of revenue. Other risks which may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        We operate in Guyana, the U.S. Virgin Islands and Bermuda, which have experienced severe weather conditions over the years including hurricanes, damaging storms and floods. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2005 causing major damage to our network and to the island's infrastructure. Guyana has suffered from severe rains and flooding in two of the last three years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

        In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 43% equity interest in BDC at a price equal to fair market value and our management fee for providing advisory services to BDC, which equals 6% of BDC's annual revenues, is scheduled to expire. See "Business—Wireless Services—Bermuda Operations". For fiscal years 2005, 2006 and 2007, we recorded equity in earnings of BDC of $2.9 million, $2.5 million and $2.3 million, respectively, and received cash dividends from BDC of approximately $1.5 million, $1.7 million and $1.9 million, respectively. For the same periods, we earned management fees of approximately $1.2 million, $1.1 million and $1.1 million, respectively. If BDC exercises its repurchase rights and we are unable to redeploy the repurchase proceeds in a similarly productive investment, our financial results would be negatively affected.

        We have had extensive discussions with BDC's founder, Chief Executive Officer and second largest stockholder and believe we have an agreement-in-principle regarding an alternative to BDC exercising its rights to repurchase our interests. This alternative involves BDC conducting a redemption or repurchase of a portion of the equity held by shareholders other than Atlantic Tele-Network. Such a redemption or repurchase transaction would be subject to definitive documentation, the approval of BDC's board of directors and its stockholders and the ability of BDC to obtain financing and governmental approval. If this transaction is completed, our ownership interest in BDC would increase above 50% and BDC's financial results would be consolidated with our financial results. See "Business—Wireless Services—Bermuda Operations."

We may be unable to realize the value that we believe exists in businesses that we may acquire.

        To realize the value that we believe exists in any future businesses that we acquire, if any, we must successfully integrate them into our holding company organization. If we are unable to effectively manage their operations or are unable to retain their key employees, we may not realize the value that we believe such businesses hold. In addition, failure to successfully integrate these businesses may have a material adverse effect on our results of operations and financial condition.

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

Our Chairman is our largest stockholder and will continue to exert significant influence over us.

        Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities approximately 37% of our outstanding common stock. As a result, Cornelius B. Prior, Jr., is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has and will continue to have significant influence over our overall strategy and business plans. His interests may not always coincide with the interests of other holders of our common stock.

Low trading volume of our stock may limit our shareholders ability to sell shares and/or result in lower sale prices.

        During the last quarter of 2007, the average daily trading volume of our common stock was approximately 80,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at 10 Derby Square, Salem, Massachusetts 01970, where we lease approximately 5,000 square feet of office space. We also lease approximately 9,000 square feet of office space in the Virgin Islands for Choice Communications and our Chairman. GT&T operations are headquartered in Georgetown, Guyana, where GT&T owns approximately 4,000 square feet of office space. Commnet's operations are headquartered in Atlanta, Georgia, where Commnet leases approximately 3,000 square feet of office space. Sovernet operations are headquartered in Bellows Falls, Vermont where it leases approximately 9,000 square feet. The Company also utilizes approximately 324,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by GT&T, on approximately 48 acres of land in various locations throughout Guyana. In addition, we lease and own locations for other switch facilities (including international, local, wireless and broadband data), wireless facilities (including towers) and extensive cabling (including an interest in several inter-country fiber cables). We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        In 1995, the minister of telecommunications of Guyana initiated a proceeding with the PUC alleging that GT&T had breached our 1990 agreement with the Government of Guyana by failing to expand its facilities and telecommunications operations and improve services in Guyana pursuant to an expansion and service improvement plan. Under the agreement, which we entered into in connection with our acquisition of GT&T in January 1991, we agreed to complete the plan within three years and the Government of Guyana agreed to permit us to increase telephone rates during that period upon any devaluations of Guyana currency. The plan was subsequently amended to, among other things, extend the completion deadline to February 1995. While GT&T did not complete the plan by the extended deadline, we believe that the Government of Guyana's failure to timely provide for rate increases upon a significant devaluation of Guyanese currency in March 1991 impeded our efforts and justified our delay in completing the plan. We substantially completed the plan in 1997 and believe that we have satisfied our obligations under the agreement. If the PUC finds us in breach of the agreement, GT&T could be fined, its wireline license could be canceled and it could face other penalties imposed by the PUC. The PUC last held hearings on this matter in 1998.

        GT&T is contesting, in the High Court of Guyana, approximately $7.3 million in income tax assessed by the commissioner of Inland Revenue of Guyana for the years 1991 to 1996. The amount in dispute represents the amount of deductions GT&T claimed during those years for advisory fees payable to Atlantic Tele-Network that were denied by the Commission. In August 1995, the High Court upheld the deductibility of these fees for one of the years in question. In June 1996, the Guyana Commission of Inland Revenue filed a writ with the High Court, which GT&T has opposed, requesting the High Court to set aside this decision. The assessments relating to the remaining 4 years in question have been stayed pending the outcome of the High Court's decision on the Commission's writ. GT&T has received additional assessments for approximately $6.5 million for the years 1997 to 2000 resulting from the same dispute over the deductibility of fees in those years. GT&T believes that these additional assessments will also be stayed pending the High Court's decision on the Commission's writ.

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

        In November 1997, we filed motions with the Guyana Court of Appeal and High Court appealing an order issued by the PUC in October 1997 requiring GT&T to meet annual prescribed increases in the number of telephone lines for the years 1998 to 2000 and to provide certain additional services to customers by the end of 1998. We believe that in issuing the order the PUC failed to consider the added cost of meeting these requirements and the adjustment in telephone rates that would be necessary to provide GT&T a fair return on additional investment. While our appeal is still pending, no stay has been issued in connection with the order.

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

        In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic fixed and international voice and data services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff's claims. Although the suit remains pending, there have been no further developments since November 2002.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against the Company and GT&T claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL is seeking over $200 million in damages. ATN and GT&T have each moved to dismiss the complaint on procedural and jurisdictional grounds. ATN and GT&T intend to defend this case vigorously. We believe that the complaint is without merit and CTL's damages claim is vastly inflated and unsupportable.

        In addition to those proceedings discussed above, we are periodically subject to claims and lawsuits that are incidental to our business, some of which involve claims for damages and taxes that are substantial in amount. See Note 12 to the Consolidated Financial Statements included in this Report. We believe that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operation or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Market (and the American Stock Exchange prior to May 23, 2006), as retroactively adjusted for our 5-for-2 Common Stock split on March 31, 2006:

	High	Low
2006
Quarter ended March 31	$23.44	$15.20
Quarter ended June 30	$29.05	$19.64
Quarter ended September 30	$22.96	$16.84
Quarter ended December 31	$29.99	$18.10

	High	Low
2007
Quarter ended March 31	$31.99	$23.71
Quarter ended June 30	$29.78	$25.04
Quarter ended September 30	$38.75	$24.00
Quarter ended December 31	$39.21	$30.98

        The approximate number of holders of record of Common Stock as of March 17, 2008 was 60.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past three fiscal years ended December 31, 2007, as retroactively adjusted for the 5-for-2 stock split on March 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	0.11	0.11	0.12	0.12
2006	0.12	0.12	0.14	0.14
2007	0.14	0.14	0.16	0.16

        The declaration and payment of dividends on the Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our common stock. Because Atlantic Tele-Network, Inc. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believe in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2005, 2006 and 2007, we paid a total annual dividend of $0.46, $0.52 and $0.60 per share, respectively, as adjusted for our 5-for-2 stock split on March 31, 2006. The continuation or modification of our current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2007

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2007—October 31, 2007	—	—	—	$4,083,870
November 1, 2007—November 30, 2007	—	—	—	4,083,870
December 1, 2007—December 31, 2007	—	—	—	4,083,870

Total	—			$4,083,870

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

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

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Wireless	$13,561	$14,093	$26,360	$63,038	$83,458
Local telephone and data	26,325	25,630	27,530	42,718	46.598
International long distance	42,016	46,861	45,439	46,663	52,635
Other	1,386	2,581	2,952	3,646	4,050

Total revenue	83,288	89,165	102,281	156,065	186,741
Operating expenses	54,207	53,953	64,852	103,079	119,582

Income from operations	29,081	35,212	37,429	52,986	67,159
Other income (expense):
Interest expense	(424)	(283)	(1,629)	(3,739)	(2,282)
Interest income	511	588	942	1,592	2,454
Other, net	632	(1,833)	(631)	725	2,239

Other income (expense), net	719	(1,528)	(1,318)	(1,422)	2,411

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliates	29,800	33,684	36,111	51,564	69,570
Income taxes	16,053	19,832	21,007	25,538	28,929

Income before minority interests and equity in earnings of unconsolidated affiliates	13,747	13,852	15,104	26,026	40,641
Minority interests, net of tax	(3,494)	(3,992)	(4,364)	(4,993)	(4,982)
Equity in earnings of unconsolidated affiliates, net of tax	2,030	2,569	3,043	2,467	2,281

Net income	$12,283	$12,429	$13,783	$23,500	$37,940

Reported income per share:
Basic net income per share	$0.98	$0.99	$1.11	$1.73	$2.50

Diluted net income per share	$0.98	$0.99	$1.10	$1.72	$2.48

Dividends per share	$0.38	$0.42	$0.46	$0.52	$0.60

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$90,990	$100,092	$125,709	$138,573	$155,753
Total assets	151,973	176,374	233,831	302,614	344,626
Short-term debt (including current portion of long-term debt)	1,081	687	165	—	—
Long-term debt, net	2,511	11,726	55,585	50,000	50,000
Stockholders' equity	102,310	109,223	116,986	178,770	208,971

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

  •
  Bermuda Digital Communications, Ltd. (or BDC), the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a minority equity interest in, and signed a management contract with, BDC in 1998. We currently own 43% of the capital stock of BDC.

  •
  Sovernet, Inc., (or Sovernet), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. We acquired Sovernet in February 2006 and granted restricted stock equal to 4% of Sovernet's outstanding capital stock to Sovernet's Chief Executive Officer.

  •
  Choice Communications, LLC (or Choice), a leading provider of fixed wireless broadband data services and wireless digital television services as well as dial-up internet services, to retail and business customers in the U.S. Virgin Islands. We acquired Choice in October 1999 and own 100% of the equity of Choice.

        As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 4% to 6% of revenues from each operating subsidiary and our BDC affiliate. Because we currently do not control BDC, we account for our investment in that entity under the equity method. Earnings from BDC do not appear in our income from operations, but are instead reflected in equity in earnings of unconsolidated affiliates, net of tax, in the Consolidated Financial Statements included in this Report.

        The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of December 31, 2007:

Services	Segment	Operating Subsidiary/Affiliate	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)
	Integrated Telephony— International	GT&T BDC(1)	Guyana Bermuda
Local Telephone and Data	Integrated Telephony—International	GT&T	Guyana
	Integrated Telephony—Domestic Wireless Television and Data	Sovernet Choice (internet access)	United States (New England) U.S. Virgin Islands
International Long Distance	Integrated Telephony—International	GT&T	Guyana
Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

(1)
Earnings from BDC do not appear in our income from operations for the periods presented herein, but are instead reflected in equity in earnings of unconsolidated affiliates, net of tax in the Consolidated Financial Statements included in this Report.

        For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 14 to the Consolidated Financial Statements included in this Report.

        In the past, we generated most of our revenue and operating income from our GT&T operations and we continue to rely on GT&T for a majority of our revenues and profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See "Business—Regulation of Our GT&T Subsidiary". The largest component of GT&T's contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T's revenue. Most of these revenues and profits are from payments by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating by foreign carriers and terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well.

        In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with additional growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues and consolidated net income has declined in recent years. For fiscal years 2005, 2006 and 2007, GT&T generated approximately 85%, 61% and 57%, respectively, of our consolidated revenues. For fiscal years 2006 and 2007, GT&T generated approximately 82% and 46%, respectively, of our consolidated net income. Commnet generated approximately 66% and 69% of our wireless revenue for 2006 and 2007, respectively and accounted for approximately 87% and 79% of the increase in wireless revenue during 2006 and 2007. Sovernet, acquired in February 2006, generated approximately 31% and 32% of our local telephone and data revenue for 2006 and 2007, respectively, and accounted for approximately 89% and 39% of the increase in local telephone and data revenue during 2006 and 2007.

        We are actively evaluating additional acquisition opportunities of businesses that meet our return-on-investment and other acquisition criteria. As a result of our underwritten public offering of common stock in July 2006, we raised net proceeds of approximately $46.3 million, of which a portion was used to repay outstanding indebtedness, and the remainder of which we have used or plan to use to fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes.

Recent Developments

        Guyana Operations.    We continue to face challenges with our GT&T operations in Guyana. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for domestic fixed (local exchange) and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at our option.

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matter (as described in Note 12 to the Consolidated Financial Statements included in this Report), for us to consider voluntarily relinquishing GT&T's rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although discussions are currently in preliminary stages and are ongoing, the Government has indicated to us a desire to introduce competition in international services in late 2008.

        At this time, we do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive international voice and data or domestic fixed license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.

        We are highly dependent on GT&T for a majority of our revenues and profits. For the year ended December 31, 2007 approximately 57% of our consolidated revenue and approximately 46% of our consolidated net income, respectively, were generated by GT&T. As of December 31, 2007, we have invested approximately $280 million in Guyanese telecommunications infrastructure. Our international long distance revenues have accounted for approximately 28% of our consolidated revenue in 2007. A loss of exclusivity on international voice and data services would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect a majority of our revenues and profits and diminish the value of our investment in Guyana. See "Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk."

        GT&T also faced an increased competitive environment for wireless services in Guyana during 2007. Digicel's entry into the Guyana wireless market in November 2006 through acquisition has significantly increased the competition we face in the Guyana wireless market. Since this entry, Digicel has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive give-aways and handset subsidies. In turn, we countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service at competitive prices are some of the most important bases on which we compete This heightened competition has resulted in higher marketing expense and a decline in market share. During 2007, we also completed the migration of subscribers from our TDMA network to our GSM network, which allows us to offer richer handset features and certain wireless data services, while increasing our network capacity.

        Commnet Transaction.    In December 2007 Commnet completed the sale of 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million and a pre-tax gain of $5.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum, lease additional spectrum and build a network in rural areas in three other states. When complete, this new network is expected to consist of at least 70 base stations, and, in return for a long-term roaming agreement with this carrier, Commnet committed to complete the new network build by March 31, 2008. The agreement also provides the carrier with a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The purchase price consideration reduces each option year and was determined based on estimates of what would be needed to provide a reasonable return on our investment and is intended to be reflective of the then fair value of the base stations. While we anticipate continued overall growth from our domestic rural wireless network over the long-term, this sale represented approximately 24% of Commnet's 2007 revenue and thus, we expect that the net effect of these two transactions in the short-term will negatively impact Commnet's revenue growth due to lower expected traffic at the new sites. The extent of this effect depends on the pace of the new network build and ramp up of traffic on those sites.

        BDC.    We have had extensive discussions with BDC's founder, Chief Executive Officer and second largest stockholder and believe we have an agreement-in-principle regarding an alternative to BDC exercising its rights to repurchase our interests. This alternative involves BDC conducting a redemption or repurchase of a portion of the equity held by shareholders other than Atlantic Tele-Network. Such a redemption or repurchase transaction would be subject to definitive documentation, the approval of BDC's board of directors and its stockholders and the ability of BDC to obtain financing and governmental approval. If this transaction is completed, our ownership interest in BDC would increase above 50% and BDC's financial results would be consolidated with our financial results.

Results of Operations

Years Ended December 31, 2007 and 2006

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2006	2007
	(In thousands)
REVENUE:
Wireless	$63,038	$83,458	$20,420	32.4%
Local telephone and data	42,718	46,598	3,880	9.1
International long distance	46,663	52,635	5,972	12.8
Other	3,646	4,050	404	11.1

Total revenue	156,065	186,741	30,676	19.7

OPERATING EXPENSES:
Termination and access fees	23,394	29,379	5,985	25.6
Internet and programming	3,504	3,379	(125)	(3.6)
Engineering and operations	19,691	23,037	3,346	17.0
Sales and marketing	10,088	15,526	5,438	53.9
General and administrative	21,892	23,136	1,244	5.7
Depreciation and amortization	24,510	26,686	2,176	8.9
Impairment of assets	—	4,400	4,400	100
Gain on disposition of assets, net	—	(5,961)	(5,961)	(100)

Total operating expenses	103,079	119,582	16,503	16.0

Income from operations	52,986	67,159	14,173	26.7

OTHER INCOME (EXPENSE):
Interest expense	(3,739)	(2,282)	1,457	39.0
Interest income	1,592	2,454	862	54.1
Other income (expense), net	725	2,239	1,514	208.8

Other income (expense), net	(1,422)	2,411	3,833	269.5

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	51,564	69,570	18,006	34.9
Income taxes	25,538	28,929	3,391	13.3

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	26,026	40,641	14,615	56.2
Minority interests, net of tax	(4,993)	(4,982)	11	0.2
Equity in earnings of unconsolidated affiliates, net of tax	2,467	2,281	(186)	(7.5)

NET INCOME	$23,500	$37,940	$14,440	61.4%

        Wireless revenue.    Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

        Wireless revenue increased to $83.5 million for 2007 from $63.0 million for 2006, an increase of $20.5 million, or 33%. Growth in our rural U.S. business was responsible for $16.2 million of this increase due primarily to continued deployment of additional GSM and CDMA wireless base stations. Net of the sale of 59 base stations in December of 2007, we have deployed a total of 303 base stations as of December 31, 2007 as compared to 287 base stations as of December 31, 2006. Of the total base stations as of December 31, 2007, 266 were GSM and CDMA base stations as compared to 216 GSM and CDMA base stations as of December 31, 2006. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes and megabytes) at existing sites, growth in data roaming revenue and growth in international roaming revenue. Overall, we expect our U.S. wireless revenue growth to slow considerably in 2008 as compared to prior years as a result of the sale of 59 base stations in December 2007.

        The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana and certain non-recurring events such as Guyana's hosting of Cricket World Cup matches and the Rio Group Summit. Our wireless subscribers in Guyana increased by 59,000, or 22%, from 269,000 subscribers to 328,000 subscribers as of December 30, 2006 and 2007, respectively. Such increase in subscribers was aided by the Company's increased sales and marketing efforts, including handset promotions. GT&T's wireless revenue was $21.5 million and $25.8 million for 2006 and 2007, respectively. While we experienced growth in wireless revenue, subscribers and wireless minutes in Guyana, we have also experienced a significant decline in average revenue per user (ARPU). We attribute the reduction in ARPU to (i) a reduction in retail rates, (ii) increased penetration into a lower usage demographic and (iii) pre-paid customers holding handsets subscribed both to our and our competitor's network. All of GT&T's 328,000 wireless subscribers were GSM/GPRS subscribers as of December 31, 2007 as compared to 215,000 as of December 31, 2006. However, gains by our competitor and, we believe, a slowdown in overall wireless penetration, led to a decline in our wireless subscribers and revenue between the third and fourth quarter of 2007. While this wireless revenue may grow in 2008 due to the network expansions and subscriber additions in 2007, competitive pressures are likely to limit that growth and may even cause a decline. Our wireless competitor in Guyana has invested significant sums in expanding the service offerings and network capability of its network. This competitor has also launched many promotional pricing plans and extensive handset subsidies; and we expect those activities to continue throughout the coming year. In turn, we may continue and expand upon our promotions.

        Local telephone and data revenue.    Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in New England, and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges (excluding international long distance charges in Guyana), maintenance and equipment sales.

        Local telephone and data revenue increased by $3.9 million, or 9%, to $46.6 million for 2007 from $42.7 million for 2006. Of the $3.9 million increase, $1.5 million derives from the inclusion of a full year of results for Sovernet, our Vermont-based voice and data provider which was acquired in February 2006. While Sovernet continues to add business customers for its voice and data services, it is being negatively impacted by the decline in its residential data business, particularly its dial-up internet services. The remaining increase of $2.4 million primarily is attributable to growth in GT&T's access lines in Guyana from approximately 120,800 lines as of December 31, 2006 to approximately 132,000 lines as of December 31, 2007 (an increase of 9%), growth in broadband data customers in Guyana, and continued strong growth in wireless broadband and dedicated access customers in the U.S. Virgin Islands. We anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber and access line growth in Guyana, the U.S. Virgin Islands and New England.

        International long distance revenue.    International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 84% of all international long distance traffic and more than three quarters of international long distance revenue for the year ended December 31, 2007, is settled in U.S. dollars.

        International long distance revenue increased by $5.9 million, or 13%, from $46.7 million for 2006 to $52.6 million for 2007. This increase was primarily driven by continued expansion of our wireline network and increased traffic as well as a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T's international network) and the impact of certain non-recurring events such as Guyana's hosting of Cricket World Cup matches and the Rio Group Summit. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T's license is likely to negatively impact this revenue in the future. We are also subject to illegal bypass via internet calling and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

        Other revenue.    Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which increased 14% to $4.1 million for 2007 from $3.6 million for 2006. The increase in television services was a result of higher prices for our services and a 6% increase in television subscribers including additional hotel rooms. Our growth in revenue from our wireless digital television services is expected to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our outbound toll and international calls.

        Termination and access fees increased by $6.0 million, or 26%, from $23.4 million to $29.4 million from 2006 to 2007, respectively. This increase was due to a full year of operations of Sovernet and increased traffic growth at GT&T and Commnet. In addition, an outage of the Americas II submarine fiber optic cable in May 2007, which Guyana and its neighboring countries rely on as their primary international telecommunications connection, caused GT&T to temporarily re-route international traffic over more costly high-capacity satellite links and then to increase its standby satellite capacity. Termination expenses and access fees are expected to increase as we continue to expand our rural U.S. wireless operations and our integrated voice and data operations in New England and as a result of GT&T's expansion of its satellite capacity.

        Internet and programming expenses.    Internet and programming expenses include digital television programming costs as well as internet connectivity charges.

        Internet and programming expenses decreased from $3.5 million in 2006 to $3.4 million in 2007. This decrease was primarily from reduced expenses in the U.S. Virgin Islands offset by growth in our television and broadband data subscribers. Beginning in December 2006, we were able to significantly reduce the internet capacity expenses for our U.S. Virgin Island operations.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

        Engineering and operations expenses increased by $3.3 million, or 17%, from $19.7 million to $23.0 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana.

        Sales and marketing expenses.    Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $5.4 million, or 53%, from $10.1 million to $15.5 million from 2006 to 2007, respectively. Substantially all of the increase is attributable to higher sales and marketing expenditures at GT&T in order to address intensifying wireless competition in Guyana. Such sales and marketing expenditures include the costs of wireless handset promotions, increased advertising and higher sales commissions. We expect these expenses, particularly handset promotions, to fluctuate in upcoming quarters. We expect to continue to be aggressive in GT&T's marketing activities to defend our market share and to encourage use of our services.

        General and administrative expenses.    General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $1.2 million, or 5%, from $21.9 million to $23.1 million from 2006 to 2007, respectively. This increase is primarily attributable to a full year of operations at Sovernet and additional compensation and overhead costs to support our growth. We expect that general and administrative expenses will increase in future periods if our revenues continue to grow.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

        Depreciation and amortization expenses increased by $2.2 million, or 9%, from $24.5 million to $26.7 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet. We expect that depreciation and amortization expenses will increase in the near-term because of continued capital expenditures needed to expand our networks while being partially offset by a decrease in depreciation expense at Choice as a result of the impairment charge recorded in the fourth quarter of 2007 as noted below.

        Impairment of long-lived assets.    In the fourth quarter of 2007, Choice Communications recorded a $4.4 million asset impairment charge related to the wireless digital television portion of the business. In late 2007, Choice was denied certain tax benefits by the U.S. Virgin Islands government. This denial of tax benefits, together with minimal anticipated future television subscriber and market share growth within its existing geographic footprint, resulted in the estimated future cash flows associated with this business being below the carrying value of the assets. The Company, through a separate impairment test, determined that no impairment existed as of December 31, 2007 relating to Choice's internet services, including both the broadband data and dial-up products.

        Gain on disposition of long-lived assets.    In December 2007, Commnet sold, to a national carrier, 59 base stations along with spectrum licenses in two Midwestern states and recorded a gain on the sale of $5.0 million. Also, during the first half of 2007, Commnet sold telecom assets, predominantly in western states, and recognized a gain on the sale of such assets of $1.3 million. These gains were offset by a loss of $0.3 million as a result of the Company's sale of all of its assets in Haiti in August 2007.

        Interest expense.    Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well as the outstanding amounts under our $20.0 million revolving line of credit facility. Interest expense decreased from $3.7 million for 2006 to $2.3 million for 2007. This decrease is primarily the result of a decrease in the average outstanding balance under our loan facility during 2007 as compared to 2006 when we used borrowings from the revolving line of credit to help fund certain acquisitions. We used a portion of the proceeds from the underwritten public offering of our common stock in July 2006 to repay those borrowings and had no outstanding borrowings under the revolving line of credit during 2007. The decrease in interest expense was also due to a lower effective interest rate during 2007.

        Interest income.    Interest income represents interest earned on our cash and cash equivalent balances. Interest income increased from $1.6 million to $2.5 million for 2006 and 2007, respectively, due to an overall increase in our cash balances as a result of our operating results and the underwritten public offering of our common stock in July 2006.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income (expense) increased $1.5 million from $0.7 million in 2006 to $2.2 million in 2007. The majority of the increase was a result of a license settlement for $1.3 million received by Commnet.

        Income taxes.    Income taxes represent taxes we pay on our net taxable income. The effective tax rate was 50% and 42% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between the book and tax basis of fixed assets, which was recorded in a prior year. Our higher effective tax rate for the 2006 period reflects the fact that our losses in the US Virgin Islands were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate in 2007 is also a result of the impact of additional taxable income at U.S. statutory rates and the ability to use certain tax credits during the fourth quarter of 2007. Further reductions in our effective tax rate may occur over time if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations. Consolidation of the results of BDC, if we were to acquire control, would also reduce this tax rate.

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in the Company's financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The adoption did not have a material impact on the results of operations or financial position of the Company.

        Minority interests.    For 2007, minority interests consisted of the Guyana government's 20% interest in GT&T, a minority shareholder's 4% interest in Sovernet and other minority shareholders' interests in certain consolidated subsidiaries of Commnet. For 2006, minority interests also included a minority shareholder's 5% interest in Commnet which we acquired on January 1, 2007. Minority interest remained constant at $5.0 million for 2006 and 2007 as the increase in Commnet's net income from 2006 to 2007 was offset by the decrease in the minority shareholder's equity interest in Commnet.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC, our wireless affiliate in Bermuda, as well as our share of the earnings of Commnet's unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $2.5 million to $2.3 million for 2006 and 2007, respectively, was due to a decrease in the net earnings of BDC as a result of BDC's loss of market share. Increased competition resulted in a decrease in subscribers, largely from its smaller pre-paid subscriber base, as well as increased marketing and handset expenses incurred. Wireless subscribers in Bermuda were 21,779 and 19,906 as of 2006 and 2007, respectively.

        Net income.    As a result of the above factors, net income increased by $14.4 million or 61% from $23.5 million for 2006 to $37.9 million for 2007. On a per share basis, net income increased from $1.73 per basic and $1.72 per diluted share for 2006 to $2.50 per basic and $2.48 per diluted share for 2007.

        Segment results.    We have four operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Integrated Telephony—Domestic; (3) Wireless Television and Data; and (4) Rural Wireless. Segment results should be read in conjunction with Note 14 "Industry Segments" to the Consolidated Financial Statements included in this Report.

Results of Operations

Years Ended December 31, 2006 and 2005

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2005	2006
	(In thousands)
REVENUE:
Wireless	$26,360	$63,038	$36,678	139.1%
Local telephone and data	27,530	42,718	15,188	55.2
International long distance	45,439	46,663	1,224	2.7
Other	2,952	3,646	694	23.5

Total revenue	102,281	156,065	53,784	52.6

OPERATING EXPENSES:
Termination and access fees	7,941	23,394	15,453	194.6
Internet and programming	2,601	3,504	903	34.7
Engineering and operations	15,136	19,691	4,555	30.1
Sales and marketing	6,457	10,088	3,631	56.2
General and administrative	15,607	21,892	6,285	40.3
Depreciation and amortization	17,110	24,510	7,400	43.2

Total operating expenses	64,852	103,079	38,227	58.9

Income from operations	37,429	52,986	15,557	41.6

OTHER INCOME (EXPENSE):
Interest expense	(1,629)	(3,739)	(2,110)	(129.5)
Interest income	942	1,592	650	69.0
Other income (expense), net	(631)	725	1,356	214.9

Other income (expense), net	(1,318)	(1,422)	(104)	(7.9)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	36,111	51,564	15,453	42.8
Income taxes	21,007	25,538	4,531	21.6

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	15,104	26,026	10,922	72.3
Minority interests, net of tax	(4,364)	(4,993)	(629)	(14.4)
Equity in earnings of unconsolidated affiliates, net of tax	3,043	2,467	(576)	(18.9)

NET INCOME	$13,783	$23,500	$9,717	70.5%

        Period to period comparisons are significantly affected by our acquisitions. We acquired Commnet on September 15, 2005 and Sovernet on February 10, 2006.

        Wireless revenue.    Wireless revenue increased to $63.0 million for 2006 from $26.4 million for 2005, an increase of $36.6 million, or 139%. Our rural U.S. business, which was acquired in September 2005, was responsible for $32.2 million of this increase. This business's contribution to revenue also increased throughout the year, due primarily to our acquisitions and continued deployment of additional GSM and CDMA wireless base stations, with a total of 287 base stations deployed as of December 31, 2006 (as compared to 233 base stations as of December 31, 2005). Our rural wireless revenue also increased as a result of growth in voice and data traffic at existing sites and new international roaming revenue. The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana. The number of our wireless subscribers in Guyana increased by 41,000 subscribers, or 18%, from 228,000 subscribers to 269,000 subscribers as of December 31, 2005 and 2006, respectively. GT&T's wireless revenue was $17.0 million and $21.5 million for 2005 and 2006, respectively. While we experienced wireless revenue growth in Guyana, revenue growth trailed subscriber growth as wireless ARPU (average revenue per user) has continued to decline. We believe this decline in ARPU reflects a number of factors, including the penetration of the wireless product into a lower usage demographic and our belief that some portion of the subscriber growth was a result of some new GSM customers retaining their old TDMA handsets and accounts for the time being. However, the portion of our pre-paid subscribers with TDMA handsets declined substantially in 2006, particularly in the fourth quarter, in large part due to aggressive promotions aimed at converting those subscribers to our GSM services. Approximately 207,000 of GT&T's wireless subscribers were GSM/GPRS subscribers as of December 31, 2006 as compared to 102,000 as of December 31, 2005.

        Local telephone and data revenue.    Local telephone and data revenue increased by $15.2 million, or 55%, to $42.7 million for 2006 from $27.5 million for 2005. Sovernet, our Vermont based voice and data provider, which was acquired in February 2006, contributed $13.2 million of this increase. The remaining increase of $2.0 million is primarily attributable to growth in GT&T's access lines in Guyana from approximately 113,000 lines as of December 31, 2005 to approximately 120,800 lines as of December 31, 2006 (an increase of 7%), growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.

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

        International long distance revenue increased by $1.3 million, or 3%, from $45.4 million for 2005 to $46.7 million for 2006. The increase was primarily the result of an increase in inbound traffic or minutes of use, offset by a decline in outbound (international calls originating in Guyana) traffic.

        Other revenue.    Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 20% to $3.6 million for 2006 from $3.0 million for 2005. The increase in television services was a result of a 16% increase in television subscribers, including additional hotel rooms. The increase also reflects a price increase in February 2006.

        Termination and access fee expenses.    Termination and access fees increased by $15.5 million, or 196%, from $7.9 million to $23.4 million from 2005 to 2006, respectively. Net of the addition of Commnet's and Sovernet's combined expenses of $18.2 million for 2006, our termination and access fees decreased by $2.7 million from 2005 to 2006 because of lower long distance expenses in Guyana and the cessation of operations at our Atlantic Tele-Center subsidiary.

        Internet and programming expenses.    Internet and programming expenses increased from $2.6 million in 2005 to $3.5 million in 2006. This increase was primarily from the addition of our Vermont operations and the growth in our television and broadband data subscribers in the U.S. Virgin Islands.

        Engineering and operations expenses.    Engineering and operations expenses increased by $4.6 million, or 30%, from $15.1 million to $19.7 million for 2005 to 2006, respectively. This increase is the result of the addition of our recently acquired businesses which together accounted for additional engineering and operations expenses of approximately $5.1 million during 2006. Net of our recently acquired businesses, engineering and operations expenses were down slightly, mostly due to cost reduction efforts in the U.S. Virgin Islands.

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

        General and administrative expenses.    General and administrative expenses increased by $6.3 million, or 40%, from $15.6 million to $21.9 million from 2005 to 2006, respectively. This increase is primarily attributable to the addition of our recently acquired businesses which added $4.7 million of additional overhead expenses during 2006. Without these new operations, our general and administrative expenses increased by $1.6 million, which is primarily attributable to an increase in accounting and professional fees relating, in part, to our obligation to be in compliance with the internal controls requirements of Sarbanes-Oxley, as well as an increase in non-cash equity based compensation and additional compensation and overhead costs to support our growth.

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

        Income taxes.    The effective tax rate was 58% and 50% for 2005 and 2006, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between the book and tax basis of fixed assets, which was recorded in a prior period. Our higher effective tax rate for the 2005 period reflects the fact that our losses in the US Virgin Islands and some of the curtailed businesses were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate in 2006 is a result of the impact of additional taxable income at U.S. statutory rates, and an adjustment relating to our accrual for 2005 taxes, which were filed in 2006.

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

        Net income.    As a result of the above factors, net income increased by $9.7 million or 70% from $13.8 million for 2005 to $23.5 million for 2006. On a per share basis, net income increased from $1.11 per basic and $1.10 per diluted share to $1.73 per basic and $1.72 per diluted share 2006. Net income in 2005 was adversely impacted by the $2.1 million reserve taken against our advances to Bridge International Communications. Excluding the impact of this reserve, net income would have increased by $7.6 million from 2005 to 2006.

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

Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In 2007, we spent approximately $48.9 million for capital expenditures, including $21.1 million to purchase spectrum licenses and switching and cell site equipment required to expand the geographic coverage and technical capabilities of Commnet's wireless network. At Commnet, we added 97 GSM and CDMA base stations, data capabilities in many markets and enhanced microwave relay capabilities. In addition, approximately $26 million was incurred expanding the capacity and coverage of our wireline and wireless networks in Guyana. As of December 31, 2007, we had invested approximately $280 million in the Guyanese telecommunications infrastructure alone.

        We are continuing to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur total capital expenditures between $38 million and $45 million in 2008, with more than half of this amount made in connection with Commnet's continued network expansion and most of the remaining balance invested in Guyana.

        Acquisitions.    We funded our acquisitions of Commnet in 2005 and Sovernet in 2006 (including subsequent acquisitions made by Commnet) with a combination of cash on hand and borrowings under our $70 million credit facility, which was established in September 2005.

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

        Dividends and Distributions.    We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors and our credit facility includes restrictions on the amount of dividends we can pay. For the year ended December 31, 2007, our dividends to our stockholders approximated $9.1 million (which reflects dividends paid on April 10, 2007, July 9, 2007 and October 10, 2007 and declared in December 2007). We have paid quarterly dividends for the last 37 fiscal quarters. In addition, to the extent that we have our less than wholly owned subsidiaries pay dividends to us, we are obligated to have those subsidiaries make proportional dividend payments to the minority shareholders, and have paid dividends of $2.4 million to our minority shareholders for the twelve months ended December 31, 2007. Also, our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we currently do not intend to make additional repurchases of common stock under this plan, we may act to do so in the future, depending on market conditions and our cash needs.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt and lease obligations as of December 31, 2007 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Long term debt	$50.0	$—	$50.0	$—	$—
Unrecognized tax benefits	6.3	6.3	—	—	—
Pension benefits	0.7	0.7	—	—	—
Operating lease obligations	17.7	4.2	6.6	4.3	2.6

Total	$74.7	$11.2	$56.6	$4.3	$2.6

Sources of Cash

        Total Liquidity at December 31, 2007.    As of December 31, 2007, we had approximately $71.2 million in cash and cash equivalents, an increase of $10.7 million from the December 31, 2006 balance of $60.5 million. We believe our existing cash balances and other capital resources, including the $20 million available under our revolving line of credit included in our credit facility and the amount we expect to realize on disposition of our marketable securities, are adequate to meet our current operating and capital needs.

        Cash Generated by Operations.    Cash provided by operating activities was $75.2 million for the year ended December 31, 2007, compared to $51.2 million for the year ended December 31, 2006, an increase of $24.0 million. While GT&T has historically been the most significant of our operating subsidiaries and affiliates in terms of our liquidity, our Commnet subsidiary generated $35.1 million of our cash provided from operations in 2007, a $16.4 million increase over 2006.

        Cash Generated by Investing Activities.    During 2007, we sold telecommunication assets, including 59 base stations, for total net proceeds of approximately $17.0 million. Of the $17.0 million in proceeds, $4.8 million is restricted for the purpose of acquiring new equipment. The remaining $12.2 million will also be used to fund 2008 capital expenditures.

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

Factors Affecting Sources of Liquidity

        Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see "Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana," "—Regulation of Our GT&T Subsidiary" and Note 12 to the Consolidated Financial Statements included in this Report.

        Guyana—U.S. Foreign Currency Exchange.    Historically, the Guyana dollar has been considerably devalued relative to the U.S. dollar. The current exchange rate is approximately $205 Guyana dollars to $1 U.S. dollar. We use U.S. dollars to make GT&T capital expenditures, to pay certain GT&T liabilities and to value our GT&T assets for the purpose of making our Guyanese rate of return calculation. Unfavorable changes in the Guyana dollar- U.S. dollar exchange rate would reduce our purchasing power in these areas. The continued expansion of GT&T's network is dependent upon the ability of GT&T to purchase equipment with U.S. dollars. The functional currency of GT&T for accounting purposes is the U.S. Dollar.

        While currently a significant portion of GT&T's revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the growth of GT&T's local wireless and wireline operations, negotiations with the Government of Guyana and the exclusivity provision of our license and the general trend toward lower international settlement rates, it is likely that an increasing portion of GT&T's revenues will be earned in Guyanese currency. While there are no legal restrictions on our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on the expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. This limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

        While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of December 31, 2007, we had $4.8 million of cash held in Guyanese dollars. See "Quantitative and Qualitative Disclosures about Market Risk.

        Restrictions Under Credit Facility.    Our credit facility contains three financial tests with which Atlantic Tele-Network must comply on a consolidated basis:

  •
  a total leverage ratio (debt to Earnings before interest, taxes and depreciation & amortization—EBITDA) of 2.00 to 1.00 or less;

  •
  a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

  •
  an equity to assets ratio of 0.40 to 1.00 or more.

        In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of less than 5.00 to 1.00. As of December 31, 2007, we were in compliance with the covenants of the credit facility.

        Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a "universal" shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $150 million of securities registered for potential future offerings.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations in any of the years 2005 through 2007.

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

        Foreign Currency.    From the inception of GT&T's operations through December 31, 2007, a significant portion of GT&T's cash receipts and expenditures, including a substantial majority of its capital expenditures, have been in U.S. dollars. Accordingly, the U.S. dollar has been GT&T's functional currency and any transaction gains and losses on non-U.S. dollar denominated assets and liabilities are reflected in income. However, as the value of the Guyana dollar has remained constant at

G$205 to one U.S. dollar since December 31, 2004, there have been no foreign exchange gains or losses relating to the Guyana dollar since that date. With the expansion of GT&T's wireless business and the increases that GT&T hopes to receive in its rates for local service, both of which are billed and paid in Guyana dollars, it is possible that the Guyana dollar may become GT&T's functional currency in the future, in which case any future changes in the Guyana dollar exchange rate may have an adverse affect on our future results.

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, all of the Company's subsidiaries apply the criteria established by Staff Accounting Bulletin (or SAB) No. 104 "Revenue Recognition" and defer those items that do not meet the recognition criteria. The subsidiaries also rely on their historical evidence with each customer or carrier in estimating amounts for which revenue is recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, the Company's accounts receivable reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods.

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

        Sovernet recognizes revenue from subscriptions to its internet services as the services are provided regardless of the period in which they are billed. For wireline services, Sovernet recognizes such revenue as earned.

        The Company recognizes revenue from subscriptions to Choice's internet, television and other services monthly, as the services are provided, net of management's best estimate of uncollectible accounts and regardless of the period in which they are billed. Installation fees charged by Choice to customers subscribing to cable and internet services have historically been immaterial to both Choice's and the Company's financial position and results of operations. The installation fee is intended to recover a portion of the costs associated with the installation of cabling and related equipment at the customer location required for that customer to receive Choice's monthly service offerings. The Company determined that Choice's activation fees represent a separate unit of accounting under EITF 00-21. As such, the Company's policy is to recognize these fees as revenue when the services are performed.

        Valuation of Accounts Receivable.    A considerable amount of judgment is required when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. Due to the nature and timing of carrier settlements, adjustments affecting revenue and the corresponding receivable can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, our accounts receivable reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods. However, the amounts we will ultimately realize upon settlement could differ in the near term from the amounts assumed in estimating these revenues and the related accounts receivable.

        Property, Plant and Equipment.    We operate in an environment where rapid changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change.

        Our fixed assets are recorded at cost and are depreciated using the straight-line method generally between 3 and 39 years. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

        We periodically review our obligations and update our cost estimates. If laws are enacted or circumstances change, amounts required to remediate the properties may differ significantly from the amounts reflected in the consolidated financial statements.

        Long-Lived and Intangible Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. During the fourth quarter of 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a $4.4 million impairment charge in its 2007 statement of operations. See Note 9 to the Consolidated Financial Statements included in this report for additional information on the impairment charge.

        Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

        We also assess the carrying value of goodwill on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets" or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

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

        Tax Related Accruals.    Our estimate of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Note 10 to the Consolidated Financial Statements included in this Report. These reflect the assessment of actual current and future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Actual income tax could vary from these estimates due to future changes in tax law. We are also subject to tax audits from various jurisdictions. We make estimates based on the available information and consult with experts where necessary. We believe our estimates are reasonable; however, they may change materially in the future due to new developments or interpretation.

        Contingencies.    We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2007, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. The Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007 and has accrued $6.3 million as of December 31, 2007 for such matters. See Note 10 and Note 12 to the Consolidated Financial Statements included in this Report.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. However, in January 2008, the FASB issued FASB Staff Position FAS 157-b, Effective Date of FASB Statement No. 157 (FSP FAS 157-b). This FSP permits entities to elect to defer the effective date of SFAS No. 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We have elected to defer the adoption of SFAS No. 157 for those assets and liabilities included in FSP FAS 157-b. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115. The standard requires unrealized gains and losses to be included in earnings for items reported using the fair value option. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It also requires acquisition-related costs to be expensed as incurred, restructuring costs to generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to impact income tax expense. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 141(R).

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB No. 51". SFAS No. 160 changes the accounting and reporting for minority interests, which will be characterized as non-controlling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on a prospective basis in the first quarter of fiscal year 2009. The Company has not yet determined the impact on its consolidated financial statements of adopting SFAS No. 160.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    Although a significant portion of GT&T's revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004 and has remained at $205 since then. Since the first quarter of 2004, we have not incurred any foreign exchange losses.

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

        Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our investments in commercial paper since our $50.0 million of long term debt at December 31, 2007 has a fixed interest rate throughout the life of the loan. We do not use derivative financial instruments for speculative purposes. At December 31, 2007 we had $19.7 million invested in commercial paper with a maturity of 90 days or less. Due to the high quality and short duration of these investments we do not expect that a change in interest rates would result in any material change to our investment portfolio.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, management determined that they maintained effective internal control over financial reporting as of December 31, 2007.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in "Item 8. Financial Statements and Supplementary Data."

Changes in Internal Control over Financial Reporting

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 17, 2008 are set forth below:

Name	Age	Position
Michael T. Prior	43	President and Chief Executive Officer
Justin D. Benincasa	46	Chief Financial Officer and Treasurer
William F. Kreisher	45	Senior Vice President, Corporate Development
Douglas J. Minster	47	Vice President, General Counsel and Secretary
John P. Audet	50	Vice President, Financial Analysis and Planning
Andrew S. Fienberg	40	Chief Accounting Officer

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

        William F. Kreisher joined the company in 2007 as Senior Vice President, Corporate Development. Prior to joining ATN, Mr. Kreisher had been Vice President—Corporate Development at Cingular Wireless (now AT&T Mobility) since 2004. He had been part of the corporate development team at Cingular since its formation and spent five years at Bell South before that as a Director of Finance, the acting Chief Financial Officer at its broadband and video division, and as a senior manager in its mergers and acquisitions group. Mr. Kreisher is a twenty-year veteran of the telecommunications industry, having also worked with MCI Telecommunications and Equant. Mr. Kreisher holds a Masters in Business Administration from Fordham University and a Bachelor of Arts degree from the Catholic University of America.

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

        John P. Audet joined the Company in 2006 as Vice President—Financial Analysis and Planning, after serving as a consultant and advisor to the Company for three years. Prior to his relationship with ATN, he held executive finance positions with a number of start-up telecommunications companies. Mr. Audet was also a Senior Consultant with BIA Financial Network, Inc, a financial and appraisal consultancy to the media and telecommunications industry where he participated in formal appraisals of businesses and assets worth in excess of over $2 billion. Early in his career, Mr. Audet was a principal in a specialized engineering consultancy that designed and built over two dozen of the first cellular radio systems in the United States. He is a summa cum laude graduate of the University of Maryland, University College with a B.S. in Finance & Technology & Management.

        Andrew S. Fienberg joined us in May 2005 as our Chief Accounting Officer. From 2003 to 2005, Mr. Fienberg served as a Divisional Controller for Pegasus Satellite Television, Inc., a re-seller of DirecTV services throughout the rural United States. From August 1999 to December 2003, Mr. Fienberg was the Corporate Controller at iBasis, Inc., a publicly-traded international VoIP telecommunications service provider. Prior to iBasis, Mr. Fienberg was with Iron Mountain Incorporated, a data storage provider, which he joined in May 1997. Before that, he served as an auditor at BDO Seidman, LLP in Boston beginning in September 1989. Mr. Fienberg received a B.S. degree in Accountancy from Bentley College and is a Certified Public Accountant.

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2008 (or 2008 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is herein incorporated by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2008 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive compensation will be set forth in our 2008 Proxy Statement under "Executive Officer and Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2008 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2008 Proxy Statement under Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2008 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2008 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15.    FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULE

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salem, Massachusetts on the 17th day of March 2008.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2008.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President and Chief Executive Officer (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman of the Board
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ HENRY U. WHEATLEY Henry U. Wheatley	Director
/s/ MARTIN L. BUDD Martin L. Budd	Director
/s/ BRIAN A. SCHUCHMAN Brian A. Schuchman	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2005, 2006 and 2007

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 17, 2008

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2007

(In Thousands, Except Share Data)

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$60,543	$71,173
Restricted cash	—	4,831
Marketable securities	—	5,280
Accounts receivable, net of allowances of $1.4 million and $1.3 million, respectively	20,510	27,357
Materials and supplies	7,578	4,747
Prepayments and other current assets	2,508	4,987

Total current assets	91,139	118,375

Fixed Assets:
Property, plant, and equipment	237,006	277,181
Less accumulated depreciation	(98,433)	(121,428)

Net fixed assets	138,573	155,753

Licenses	20,641	14,738
Goodwill	35,583	39,344
Other intangibles, net	3,509	2,349
Investment in and advances to unconsolidated affiliates	12,004	12,453
Other assets	1,165	1,614

Total assets	$302,614	$344,626

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$19,252	$25,618
Dividends payable	2,146	2,461
Accrued taxes	7,301	11,029
Advance payments and deposits	3,813	3,912
Other current liabilities	2,529	1,859

Total current liabilities	35,041	44,879
Deferred income taxes	12,871	13,082
Other liabilities	—	458
Long-term debt, excluding current portion	50,000	50,000

Total liabilities	97,912	108,419

Minority interests	25,932	27,236

Commitments and contingencies (Note 12)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,651,018 and 15,675,518 shares issued, respectively, and 15,170,707and 15,220,546 shares outstanding in 2006 and 2007, respectively	157	157
Treasury stock, at cost; 480,311 and 454,972 shares in 2006 and 2007, respectively	(3,557)	(3,403)
Additional paid-in capital	104,356	106,038
Retained earnings	79,599	108,414
Accumulated other comprehensive loss	(1,785)	(2,235)

Total stockholders' equity	178,770	208,971

Total liabilities and stockholders' equity	$302,614	$344,626

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2006 and 2007

(In Thousands, Except Per Share Data)

	December 31,
	2005	2006	2007
REVENUE:
Wireless	$26,360	$63,038	$83,458
Local telephone and data	27,530	42,718	46,598
International long distance	45,439	46,663	52,635
Other	2,952	3,646	4,050

Total revenue	102,281	156,065	186,741

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	7,941	23,394	29,379
Internet and programming	2,601	3,504	3,379
Engineering and operations	15,136	19,691	23,037
Sales and marketing	6,457	10,088	15,526
General and administrative	15,607	21,892	23,136
Depreciation and amortization	17,110	24,510	26,686
Impairment of long-lived assets	—	—	4,400
Gain on disposition of long-lived assets	—	—	(5,961)

Total operating expenses	64,852	103,079	119,582

Income from operations	37,429	52,986	67,159

OTHER INCOME (EXPENSE):
Interest expense	(1,629)	(3,739)	(2,282)
Interest income	942	1,592	2,454
Other income (expense), net	(631)	725	2,239

Other income (expense), net	(1,318)	(1,422)	2,411

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	36,111	51,564	69,570
Income taxes	21,007	25,538	28,929

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	15,104	26,026	40,641
Minority interests, net of tax of $3.8 million, $4.0 million and $3.7 million, respectively	(4,364)	(4,993)	(4,982)
Equity in earnings of unconsolidated affiliates, net of tax	3,043	2,467	2,281

NET INCOME	$13,783	$23,500	$37,940

NET INCOME PER SHARE:
Basic	$1.11	$1.73	$2.50

Diluted	$1.10	$1.72	$2.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	12,465	13,568	15,168

Diluted	12,488	13,672	15,304

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005, 2006, and 2007

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Equity Contribution Receivable from Related Party	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance, January 1, 2005	$129	$(2,000)	$56,690	$(858)	$55,262	$—	$109,223
Equity Contribution, Related Party	—	(858)	—	858	—	—	—
Purchase of 50,000 shares of common stock	—	(586)	—	—	—	—	(586)
Reissuance of 6,842 shares of common stock from treasury under Directors' Remuneration Plan	—	42	(42)	—	—	—	—
Issuance of 71,250 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—	—
Repurchase of 23,612 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(290)	290	—	—	—	—
Reissuance of 12,500 shares of common stock from treasury	—	160	—	—	—	—	160
Stock-based compensation	—	—	131	—	—	—	131
Dividends on common stock	—	—	—	—	(5,725)	—	(5,725)
Net income	—	—	—	—	13,783	—	13,783

Balance, December 31, 2005	129	(3,532)	57,069	—	63,320	—	116,986
Issuance of 2,640,000 shares of common stock in underwritten public offering, net of offering costs	27	—	46,243	—	—	—	46,270
Award of shares of common stock under Directors' Remuneration Plan	—	—	60	—	—	—	60
Reissuance of 9,084 shares of common stock from treasury under Directors' Remuneration Plan	—	60	(60)	—	—	—	—
Issuance of 43,750 shares of common stock upon exercise of stock options	1	—	734	—	—	—	735
Issuance of 17,500 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—	—
Repurchase of 3,333 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(85)	85	—	—	—	—
Issuance of restricted common shares of Sovernet, Inc.	—	—	(508)	—	—	—	(508)
Cash paid in lieu of half-shares as a result of split of common stock	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	737	—	—	—	737
Dividends on common stock	—	—	—	—	(7,221)	—	(7,221)
Net income	—	—	—	—	23,500	—	23,500
Adoption of SFAS No. 158, net of tax of $1,583	—	—	—	—		(1,785)	(1,785)

Balance, December 31, 2006	157	(3,557)	104,356	—	79,599	(1,785)	178,770
Reissuance of 21,000 shares of common stock from treasury for acquisition of remaining 5% interest in Commnet	—	156	473	—	—	—	629
Award of 2,000 shares of common stock under Directors' Remuneration Plan	—	—	94	—	—	—	94
Reissuance of 14,756 shares of common stock from treasury under Directors' Remuneration Plan	—	108	(108)	—	—	—	—
Issuance of 12,500 shares of common stock upon exercise of stock options	—	—	209	—	—	—	209
Issuance of 10,000 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—	—
Repurchase of 3,333 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(110)	110	—	—	—	—
Stock-based compensation	—	—	904	—	—	—	904
Dividends on common stock	—	—	—	—	(9,125)	—	(9,125)
Comprehensive income:
Net income	—	—	—	—	37,940	—	37,940
Other comprehensive income, net of tax of $398	—	—	—	—	—	(450)	(450)

Total comprehensive income	—	—	—	—	37,940	(450)	37,490

Balance, December 31, 2007	$157	$(3,403)	$106,038	$—	$108,414	$(2,235)	$208,971

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2006 and 2007

(In Thousands)

	December 31,
	2005	2006	2007
Cash flows from operating activities:
Net income	$13,783	$23,500	$37,940
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	17,110	24,510	26,686
Impairment of long-lived assets	—	—	4,400
Gain on disposition of long-lived assets	—	—	(5,961)
Minority interests	4,364	4,993	4,982
Dividends received from Bermuda Digital Communications Ltd.	1,450	1,658	1,935
Stock-based compensation	421	822	1,013
Deferred income taxes	1,290	3,046	584
Equity in earnings of unconsolidated affiliates	(3,043)	(2,467)	(2,281)
Reserve for amounts due from Bridge International Communications, Inc.	2,104	255	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(2,069)	(3,246)	(6,822)
Materials and supplies, prepayments, and other current assets	1,072	(3,599)	1,106
Accounts payable and accrued liabilities	(3,006)	3,897	3,383
Accrued taxes	(2,009)	(1,706)	3,125
Other	677	(415)	(950)

Net cash provided by operating activities	32,144	51,248	69,140

Cash flows from investing activities:
Capital expenditures	(26,011)	(35,465)	(48,894)
Acquisitions of businesses, net of cash acquired of $1,862, $1,456 and $0	(57,393)	(8,975)	(6,715)
Acquisitions completed by Commnet, net of cash acquired of $0, $231 and $0	—	(9,557)	(50)
Increase in restricted cash	—	—	(4,831)
Net proceeds from sale of assets	—	2,053	18,430
Sale (purchase) of long term marketable securities	(1,991)	1,991	—
Sale (purchase) of short term marketable securities	8,081	—	(5,280)
Advances to Bridge International Communications, Inc.	(1,109)	—	—

Net cash used in investing activities	(78,423)	(49,953)	(47,340)

Cash flows from financing activities:
Dividends paid on common stock	(5,725)	(6,632)	(8,839)
Distribution to minority stockholders	(3,649)	(3,183)	(2,430)
Proceeds from stock option exercise	—	735	209
Proceeds from underwritten public offering of common stock, net of expenses	—	46,270	—
Repayment of long-term debt	(13,662)	(27,750)	—
Proceeds from long-term debt	57,000	22,000	—
Purchase of common stock	(876)	(85)	(110)
Investments made by minority shareholders in consolidated affiliates	—	1,400	—
Proceeds from sale of stock	160	—	—
Debt issuance costs	(376)	—	—

Net cash provided by (used in) financing activities	32,872	32,755	(11,170)

Net change in cash and cash equivalents	(13,407)	34,050	10,630
Cash and cash equivalents, beginning of year	39,900	26,493	60,543

Cash and cash equivalents, end of year	$26,493	$60,543	$71,173

Supplemental cash flow information:
Interest paid	$1,622	$3,739	$2,282

Taxes paid	$20,886	$24,539	$25,769

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        Atlantic Tele-Network, Inc. ("ATN" or "Company") provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 85%, 61% and 57% of the Company's consolidated revenues in 2005, 2006 and 2007, respectively. The reduction in these percentages is due to the acquisitions noted below and the growth in those acquired operations.

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

  •
  Choice Communications, LLC ("Choice Communications" or "Choice"), a provider of fixed wireless broadband data and wireless digital television services, as well as dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

        ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and affiliates and receives a management fee equal to approximately 4% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in "Other Income" in the accompanying statements of operations.

        In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering (the "2006 Equity Offering") consisting of the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman, Cornelius B. Prior, Jr., and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company's outstanding indebtedness, and will fund capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company reclassified certain revenue and operating expense items for 2005 and 2006 so as to conform to their 2007 presentation. A summary of the reclassifications are as follows:

	Year Ended December 31, 2005			Year Ended December 31, 2006
	As Previously Reported	Reclassification	As Adjusted	As Previously Reported	Reclassification	As Adjusted
Revenue:
Wireless revenue	25,964	396	26,360	61,946	1,092	63,038
Local telephone and data	27,926	(396)	27,530	43,103	(385)	42,718
Operating Expenses:
Termination and access fees	7,941		7,941	22,687	707	23,394

        None of the reclassifications affected income from operations, net income or net income per share.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts, useful lives of the Company's fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-live intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2006 and 2007, the Company had deposits with banks in excess of FDIC insured limits and $19.7 million of its cash is on deposit with non-insured institutions such as corporate money market issuers. Except for $4.8 million of cash that is restricted for the purpose of acquiring certain equipment, the Company's cash and cash equivalents are not subject to any restriction. As of December 31, 2006 and 2007, the Company held $4.6 million and $4.8 million of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Marketable Securities

        The Company classifies marketable securities as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. Gains or losses on securities sold are based on the specific identification method. Marketable securities at December 31, 2007 consists of a 120 day certificate of deposit held in U.S. dollars by GT&T. There were no gains or losses, realized or unrealized, with respect to marketable securities in any year presented.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

        In June 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" (or SFAS No. 143). SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The consolidated balance sheets include accruals of $633,000 and $769,000 as of December 31, 2006 and 2007, respectively, for such costs.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of consideration paid over the fair value of net assets acquired in purchase business combinations. In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", goodwill and other indefinite-lived intangible assets (telecommunications licenses) are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the asset might be impaired. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded. The Company performed impairment tests of its goodwill and licenses as of December 31, 2006 and 2007 noting no impairment as of those dates.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2006 and 2007. However, during the fourth quarter of 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a $4.4 million impairment charge in its 2007 statement of operations. See Note 9 for additional information on the impairment charge.

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

Comprehensive Income

        Comprehensive income for the year ended December 31, 2005 was the same as net income. For 2006 and 2007, comprehensive income included net income for each year and adjustments for the GT&T's defined benefit plan, net of tax.

Revenue Recognition

        For all of the Company's subsidiaries, in determining the appropriate amount of revenue to recognize for a particular transaction, the Company applies the criteria established by Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104") and defers those items that do not meet the recognition criteria and also relies on its past history of evidence with each customer or carrier in estimating amounts for which revenue is not recognized. However, due to the nature and timing of carrier settlements, adjustments affecting revenue can and do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue. Historically, the Company's accounts receivable reserves have been sufficient to absorb any credits and bad debt write-offs recorded in subsequent periods.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The Company does not provide for United States income taxes on earnings of GT&T as such earnings are considered to be indefinitely reinvested. While it is not the Company's intention to reinvest these earnings permanently, foreign tax credits would largely eliminate any United States taxes on such earnings or offset any foreign withholding taxes.

        The Company currently has significant deferred tax assets, resulting from tax credit carryforwards and deductible temporary differences. The Company provides a valuation allowance against a portion of its deferred tax assets. In assessing the realization of deferred tax assets, management weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the appropriate tax jurisdiction. A decrease in the Company's valuation allowance could result in an immediate material income tax benefit, an increase in total assets and stockholder's equity and could have a significant impact on earnings in future periods.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not have a material impact on the results of operations or financial position of the Company.

        The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and determined that no adjustment was to be recorded to the estimated settlement amounts previously recorded prior to the adoption of FIN 48. As noted in Note 12, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

Credit Concentrations and Significant Customers

        The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2005	2006	2007
A	8%	19%	22%
B	14%	10%	8%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

Foreign Currency Gains and Losses

        With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currency are adjusted to reflect the current exchange rate. For 2005, 2006 and 2007, the value of the Guyana dollar remained constant at G$205 to one U.S. dollar.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

        The Company's financial instruments at December 31, 2006 include cash and cash equivalents, accounts receivable, accounts payable and debt. The Company's financial instruments at December 31, 2007 also included marketable securities. The fair value of long-term debt is established using a discounted cash flow analysis. As of December 31, 2006 and 2007, the estimated fair values of all of the Company's financial instruments approximate their carrying values.

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

        At December 31, 2007, the Company has two stock-based employee compensation plans (i) the 1998 Stock Option Plan and (ii) the 2005 Restricted Stock Plan. Both of these plans are more fully described in Note 8.

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2005	2006	2007
Basic weighted average common shares outstanding	12,465	13,568	15,168
Unvested shares issued under the Company's 2005 Restricted Stock Plan	23	58	42
Stock options	—	46	94

Diluted weighted average common shares outstanding	12,488	13,672	15,304

        The following notes the number of common shares not included in the above calculation because the effects of such were anti-dilutive:

	For the Year Ending December 31,
	2005	2006	2007
Unvested shares issued under the Company's 2005 Restricted Stock Plan	—	—	—
Stock options	—	23	50

Total	—	23	50

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

        Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year. Under this transition method, stock-based compensation expense recognized during 2006 and 2007 includes stock options and restricted stock shares granted prior to, but not yet vested as of, December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Compensation expense relating to stock options and restricted stock shares granted subsequent to December 31, 2005, is based on the grant-date fair value, estimated in accordance with the provisions of SFAS No. 123(R). Because the Company was applying the fair value recognition provisions of SFAS No. 123 prior to January 1, 2006 and was expensing the estimated fair value of such grants over the employees' requisite service period, the adoption of SFAS No. 123(R) did not have a significant impact on the Company's statements of operations for any of the years presented.

        In connection with the Company's 1998 Stock Option Plan, the Company issued 277,500 options to purchase common stock in 2005 and 132,000 and 205,000 options to purchase common stock during 2006 and 2007, respectively. The Company applied the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) and is expensing the fair value of such grants over the vesting period of four years. Relating to these grants, the Company recognized $24,000, $361,000 and $522,000 of non-cash share based compensation expense during 2005, 2006 and 2007, respectively. See Note 8 for assumptions used to calculate the fair value of the options granted.

        Under the Company's 2005 Restricted Stock Plan, the Company issued 71,250 shares in 2005 and 17,500 and 10,000 shares of common stock during 2006 and 2007, respectively. These shares were accounted for using the provisions of SFAS No. 123(R) and are being charged to income based upon their fair values over their vesting period of three or four years. Non-cash equity-based compensation expense, related to the vesting of shares issued under the 2005 Restricted Stock Plan, was $395,000 in 2005 and $344,000 and $364,000 in 2006 and 2007, respectively.

3. ACQUISITIONS

Commnet Wireless, LLC

        On September 15, 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LLC, a provider of roaming services in rural areas of the United States. The aggregate purchase price was approximately $59.3 million, which consisted of $58.7 million in cash and legal, financial and other costs of $0.6 million. The acquisition was financed through a credit facility as discussed in Note 7. The acquisition of Commnet allowed the Company to expand its emphasis on its wireless operations in smaller, niche markets with a manageable competitive environment.

        In connection with the Commnet merger agreement, the Company entered into a put and call agreement with one of the prior owners and Chairman of Commnet, who held the remaining 5% ownership interest. In January 2007, the Company agreed to purchase this 5% ownership interest for $6.5 million and 21,000 shares of our common stock, valued as of the date of issuance, at approximately $0.6 million.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The acquisition was accounted for using the purchase method. Commnet's results of operations since September 15, 2005, the date of acquisition, have been included in the financial statements of the Company for the year ended December 31, 2005. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management with the assistance of a third-party valuation firm. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of Commnet as a network builder and operator, the skills and experience of its management and staff and the strategic position it holds in its marketplace. In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, "Goodwill and Other Intangible Assets". For tax purposes, the Company elected to step up the basis of Commnet's assets to fair market value, and therefore, the goodwill and licenses are deductible for tax purposes.

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

$59,255

        Of the total purchase price paid of $7.1 million (including the 21,000 shares of common stock) in 2007 for the remaining 5% interest in Commnet, $1.7 million, $1.1 million and $1.3 million was allocated to fixed assets, licenses and minority interests, respectively. The remaining $3.0 million was allocated to goodwill.

        As part of the acquisition of Commnet, the Company also acquired certain carrier contracts which had remaining contractual lives of one to three years. There is no renewal history of the contracts since none of these contracts have yet been subject to renewal other than a default one-year renewal of once contract in 2007. Based upon a discounted cash flow valuation through the then current expiration

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

dates of these contracts, the Company had determined that the fair value of these contracts was insignificant and, therefore did not allocate any of the purchase price to them.

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

        In December 2007, Commnet sold base stations and spectrum licenses to a national carrier for total consideration of $17.0 million. See Note 9 for details.

Sovernet, Inc.

        On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., ("Sovernet") a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed internet access, as well as traditional dial-up internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet's common stock amounting to 4% of Sovernet's outstanding capital stock to Sovernet's new chief executive, subject to vesting requirements and other restrictions. The Company recognized $116,000 of non-cash compensation expense during 2006 and 2007 relating to the shares issued to Sovernet's new chief executive. The Company funded the transaction through a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

combination of cash on hand and borrowings under its existing credit facility (see Note 7). The acquisition of Sovernet allows the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

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

Bermuda Digital Communications, Ltd.

        On July 17, 1998, the Company acquired a 30% equity interest, plus warrants, in BDC for $1.0 million in cash. This investment is accounted for under the equity method of accounting. During 2000, the Company purchased additional shares in BDC for $1.2 million through the exercise of all remaining stock warrants and through direct purchases from BDC. As of December 31, 2007, the Company had a 43% equity interest in BDC.

        The Company has recorded cumulative equity in earnings of BDC of $12.7 million. For the years ended December 31, 2005, 2006 and 2007, the Company recorded equity in earnings of BDC of $2.9 million, $2.5 million and $2.3 million respectively, which are included in the accompanying consolidated statements of operations as equity in earnings of unconsolidated affiliates, and management fees of approximately $1.2 million, $1.1 million and $1.1 million, respectively, which are included in the accompanying consolidated statements of operations as other income. The Company received dividends of $1.5 million, $1.7 million and $1.9 million in 2005, 2006 and 2007, respectively.

        In July 2008, BDC has the option to repurchase from us all, but not less than all, of our 43% equity interest in BDC at a price equal to fair market value. We have had extensive discussions with BDC's founder, Chief Executive Officer and second largest stockholder and believe we have an agreement-in-principle regarding an alternative to BDC exercising its rights to repurchase our interests. This alternative involves BDC conducting a redemption or repurchase of a portion of the equity held by shareholders other than Atlantic Tele-Network. Such a redemption or repurchase transaction would be subject to definitive documentation, the approval of BDC's board of directors and its stockholders

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

and the ability of BDC to obtain financing and governmental approval. If this transaction is completed, our ownership interest in BDC would increase above 50% and BDC's financial results would be consolidated with our financial results.

4. ACCOUNTS RECEIVABLE

        As of December 31, 2006 and 2007, accounts receivable consist of the following (in thousands):

	2006	2007
Subscribers, net of allowance for doubtful accounts of $471 and $335 in 2006 and 2007, respectively	$6,807	$7,990
Connecting carriers, net of allowance for doubtful accounts of $903 and $936 in 2006 and 2007, respectively	13,137	18,906
Other	566	461

Total accounts receivable, net	$20,510	$27,357

5. FIXED ASSETS

        As of December 31, 2006 and 2007, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2006	2007
Telecommunications equipment	5-15	$196,757	$230,050
Office and computer equipment	3-10	16,831	18,246
Buildings	15-39	11,058	12,147
Transportation Vehicles	3-10	3,740	4,090
Leasehold improvements	3-20	1,849	2,180
Land	—	896	967
Furniture and fixtures	5-10	595	606

Total plant in service		231,726	268,286
Construction in progress		5,280	8,895

Total property, plant, and equipment		$237,006	$277,181

        Depreciation and amortization of fixed assets using the straight-line method over the assets estimated useful life for the years ended December 31, 2005, 2006 and 2007 was $17.1 million, $23.0 million and $25.5 million, respectively.

6. INTANGIBLE ASSETS

Goodwill and Telecommunications Licenses

        During 2005, the Company acquired 95% of Commnet. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management and, with respect to certain identified intangible assets, by management with the assistance of a third-party valuation firm. Included in the identified intangible

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

assets were telecommunications licenses that were determined to have an estimated fair value of $11.2 million. Also in connection with the acquisition of Commnet, the Company recorded goodwill of $29.0 million which represented the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed.

        In January 2007, the Company agreed to purchase the remaining 5% ownership interest of Commnet for $6.5 million and 21,000 shares of common stock. The total purchase consideration was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition, as determined by management. Included in the identified intangible assets were telecommunications licenses that were determined to have an estimated fair value of $1.1 million and goodwill of $3.0 million which represented the excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed.

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

        The Company evaluated the carrying value of the goodwill and licenses as of December 31, 2006 and 2007 and determined that these assets were not impaired.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2007 were as follows (in thousands):

	Rural Wireless	Integrated Telephony— Domestic	Consolidated
Balance at January 1, 2005	$—	$—	$—
Acquisition of 95% interest in Commnet	29,031	—	29,031

Balance at December 31, 2005	29,031	—	29,031
Adjustments to Commnet goodwill	144	—	144
Acquisition of Sovernet, including deferred taxes of $1,817	—	8,065	8,065
Pre-acquisition Sovernet transactions, net of deferred taxes of $1,105	—	(1,657)	(1,657)

Balance at December 31, 2006	29,175	6,408	35,583
Acquisition of 5% interest in Commnet	2,951	—	2,951
Pre-acquisition Sovernet transactions	—	454	454
Adjustments to Commnet goodwill	22	—	22
Adjustments to Sovernet goodwill	—	334	334

Balance at December 31, 2007	$32,148	$7,196	$39,344

Customer Relationships

        Included in the allocation of the assets acquired and liabilities assumed in the Sovernet acquisition was $5.0 million attributable to Sovernet's relationships with its existing customers as of the date of acquisition. The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $1.5 million and $1.2 million of amortization during 2006 and 2007, respectively.

        Future amortization of Sovernet's customer relationships is as follows:

Annual Amortization Expense (in thousands)
2008	$773
2009	515
2010	495
2011	495
2012	71

Total	$2,349

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT

        As of December 31, 2006 and 2007, long-term debt consists of the following (in thousands):

	2006	2007
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000

        On September 15, 2005, ATN, as borrower, entered into a Credit Agreement with CoBank, ACB (the "CoBank Credit Agreement"). The CoBank Credit Agreement provides a $50 million term loan (the "Term Loan") and a $20 million revolving credit facility (the "Revolver Facility") and was collateralized by, among other things, a pledge of all of the GT&T stock owned by ATN. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility accrue interest at a rate equal to (at the Company's option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

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

        During 2006, the Company drew $22.0 million from the Revolver Facility in order to partially fund the 2006 Commnet Acquisitions as well as the acquisition of Sovernet and repaid all amounts outstanding with the proceeds of the 2006 Equity Offering which was completed during the third quarter of 2006. There was no balance outstanding on the credit facility as of December 31, 2006 or 2007.

        The CoBank Credit Agreements contain certain affirmative and negative covenants on behalf of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN's ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet that changes over time. As of December 31, 2007, the Company was in compliance with the covenants of the CoBank Credit Facilities.

        In December 2001, the Company entered into a $2.5 million financing agreement with U.S. Bancorp Equipment Finance, Inc., which was collateralized by property of the Company and its subsidiaries. The loan was repaid in full during 2006 with the proceeds of the sale of the collateralized property.

8. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY (Continued)

2005 Restricted Stock Plan

        During 2005, the Company's Board of Directors approved the 2005 Atlantic Tele-Network, Inc. Restricted Stock and Incentive Plan (the "Restricted Stock Plan") which provides for the issuance of up to 625,000 shares of the Company's common stock to eligible employees. The Company values the issued shares based upon the closing price of the Company's common stock on the date of issuance and amortizes such cost over the vesting period of either three or four years.

        The following table summarizes activity under the Restricted Stock Plan during the year ended December 31, 2007:

Restricted Shares
Unvested as of January 1, 2007	61,672
Granted	10,000
Forfeited	(7,084)
Repurchased by the Company	(3,333)
Vested and issued	(23,754)

Unvested as of December 31, 2007	37,501

        The weighted average grant date fair value of shares granted for 2005, 2006 and 2007 were $12.27, $21.42 and $32.98, respectively. In connection with the grant of shares under the 2005 Restricted Stock Plan, the Company recognized $395,000, $344,000 and $364,000 of compensation expense within its statements of operations for 2005, 2006 and 2007, respectively. The weighted average fair value of shares vested and issued during 2007 was $28.87. The unamortized compensation expense of $0.4 million related to shares expected to vest as of December 31, 2007 will be recognized over a weighted average period of 2.7 years. The Company expects 37,501 shares to vest, which as of December 31, 2007, have an intrinsic value of $1.3 million.

Treasury Stock

        In 2005, the Company repurchased 50,000 shares of its common stock at an aggregate cost of approximately $586,000 or an average price of $11.72. The Company reissued 6,842 shares from treasury to directors under the board of directors' remuneration plan ("Directors' Plan") and 12,500 shares in connection with a private sale for $160,000 or $12.80 per share, the fair value of the shares at the date of the transaction. Also in 2005, the Company repurchased 23,612 shares issued to management under the Company's 2005 Restricted Stock Plan for approximately $290,000 or $12.28 per share, the fair value of the shares as of the date of the vesting and repurchase of these shares in order to satisfy minimum withholding obligations. The Company recognized a tax benefit of approximately $102,000 in connection with the vesting and repurchase of these shares. In addition, the Company repurchased 64,650 shares from the Chairman of the Company as is more fully described in Note 13.

        During 2006, the Company reissued 9,084 shares from treasury to directors under the Directors' Plan. Also during 2006, the Company repurchased 3,333 shares issued to management under the Company's 2005 Restricted Stock Plan for approximately $85,000 or $25.63 per share, the fair value of the shares as of the date of the vesting and repurchase of the shares to satisfy statutory minimum

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY (Continued)

withholding obligations. The Company recognized a tax benefit of $30,000 in connection with the vesting and repurchase of such shares.

        During 2007, the Company reissued 21,000 shares from treasury in connection with the acquisition of the remaining 5% interest in Commnet (see Note 3). Also during 2007, the Company reissued 14,756 shares from treasury to directors under the Directors' Plan and repurchased 3,333 shares issued to management under the Company's 2005 Restricted Stock Plan for $110,000 or $32.98 per share, the fair value of the shares as of the date of the vesting and repurchase of the shares to satisfy statutory minimum withholding obligations. The Company recognized a tax benefit of approximately $39,000 in connection with the vesting and repurchase of such shares.

Board of Directors' Remuneration Plan

        Directors who are not officers or employees of the Company have the option under the Directors' Plan, adopted by the Board of Directors in 1999, of electing to receive either 50% or 100% of their annual retainer in the form of Company common stock on a deferred basis. While the Board of Directors has reserved 625,000 shares of common stock to be granted under the Directors' Plan, the Company has historically issued such shares from its treasury. For purposes of these elections, such stock is valued at the mean between the high and low reported sales prices of such stock in the last trading day in the month preceding the date of the election. Directors' annual retainers relate to their terms of office that run from one annual stockholders' meeting to the next. The following table shows, for each of the three calendar years, the aggregate amounts of annual retainer which participating directors have elected to take in stock units under the Directors Plan and the number of stock units allocated to them under the Plan:

Term of Office	Total Annual Retainer Paid in Stock Units	Number of Stock Units
2005–2006	$—	—
2006–2007	60,000	2,628
2007–2008	40,000	1,581

        Because of a change in certain tax laws, the Company did not allow directors to elect to receive any portion of their retainer in stock delivered on a deferred basis during their 2005-2006 term of office.

        In May 2007, at the Company's Annual Meeting of Stockholders, the Company's stockholders elected two new directors. In connection with the Directors' Plan, each new director was awarded 1,000 shares of the Company's common stock which will vest in May 2009.

Stock Options

        In 1998, the Company's Board of Directors adopted the 1998 Stock Option Plan and reserved 625,000 shares of common stock for options to be granted under the option plan. The options have terms of either seven or ten years and vest annually and ratably over a period of four years. In May 2007, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Company's 1998 Stock Option Plan to (i) increase the number of shares available under the 1998 Stock Option Plan by 300,000 shares, (ii) prohibit the granting of options at an exercise

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY (Continued)

price below fair market value and (iii) prevent deferred delivery of shares following the exercise of options granted under the Plan. The amendments to the Plan were previously adopted by the Company's Board of Directors, subject to the approval of stockholders, and became effective with stockholder approval on May 24, 2007.

        The following table summarizes stock option activity under the plan:

	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	365,750	$18.47
Granted	205,000	32.03
Forfeited	(102,500)	17.08
Exercised	(12,500)	16.80

Outstanding at December 31, 2007	455,750	$24.93	8.15	$3,955,910

Vested and expected to vest at December 31, 2007	374,570	$24.60	8.12	$3,375,706

Exercisable at December 31, 2007	86,750	$18.48	6.41	$1,312,955

        The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing common stock price on December 31, 2007 and the exercise price, multiplied by the number of the in-the-money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

        The weighted average fair value of options granted in 2005, 2006 and 2007 was $4.22, $6.14 and $6.93, respectively.

        For options that were exercised during 2006 and 2007, for which the aggregate intrinsic value was $486,325 and $171,170, respectively, the Company received cash proceeds of $735,000 and $209,000, respectively. The Company realized a tax benefit of $186,000 and $87,000 for the exercises during 2006 and 2007, respectively.

        The 374,570 options vested and expected to vest as of December 31, 2007 represent $1.7 million in unamortized stock based compensation which will be recognized over a weighted average of 1.9 years.

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following assumptions:

	Options Granted in
	2005	2006	2007
Risk-free interest rate	4.2% to 4.7%	4.4% to 5.1%	4.2% to 4.5%
Expected dividend yield	2.6% to 3.3%	1.9% to 2.6%	1.7% to 2.1%
Expected life	7.0 to 8.6 years	4.8 to 6.3 years	4.8 to 6.3 years
Expected volatility	23% to 30%	30% to 35%	40%

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. EQUITY (Continued)

        The Company recognized $24,000, $361,000 and $522,000 respectively, of stock compensation expense relating to the granting of stock options during 2005, 2006 and 2007, respectively.

9. IMPAIRMENT AND DISPOSITION OF LONG-LIVED ASSETS

        During the fourth quarter of 2007, Choice Communications was notified that it would be denied certain tax benefits by the U.S. Virgin Islands government. With the denial of such benefits, the Company evaluated each of Choice's two product lines and determined that telecommunications equipment relating to its wireless digital television services was impaired. As a result, the Company recorded a $4.4 million charge in its 2007 statement of operations as the fair value of the assets, determined by using the assets' discounted estimated future cash flows, was below the carrying value of the assets by such amount. However, based on a separate impairment test, the Company determined that no impairment existed as of December 31, 2007 relating to Choice's internet service (including both the broadband data and dial-up products) based on a separate impairment test performed. See Note 14 for the impact of this impairment on the Company's segment reporting.

        In December 2007, Commnet sold, to a national carrier, 59 base stations along with spectrum licenses in two Midwestern states for total consideration of $17.0 million and recorded a pre-tax gain on the sale of $5.0 million. At the same time, Commnet acquired spectrum, and agreed to lease additional spectrum and build a network in rural areas in three states. This new network is expected to consist of at least 70 base stations, and, in return for a long-term roaming agreement with this carrier, Commnet committed to completing the network build by March 31, 2008. The agreement also provides the carrier a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year intended to reflect the estimated fair value of the base stations at those times.

        During August 2007, the Company sold all of its assets in Haiti to Access Haiti, S.A., a Haitian company in which the Chairman of the Company's Board of Directors is a significant equity holder. After taking into account outstanding claims, legal and other related expenses incurred in connection with the transaction and the dissolution of the Company's Haitian Subsidiaries the Company recognized a loss of approximately $0.3 million (see Note 13).

        During the first half of 2007, Commnet sold certain telecom assets for net proceeds of $1.8 million, predominantly in western states, and recognized a gain on the sale of such assets of $1.3 million.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2005, 2006, and 2007 (in thousands):

	2005	2006	2007
Tax computed at statutory U.S. federal income tax rates	$12,486	$18,048	$24,812
Guyanese income taxes in excess of statutory U.S. tax rates	6,551	7,540	5,145
Valuation allowance on capital loss carryforward	—	—	(1,484)
Guyanese tax reserve	2,374	—	—
Other, net	(404)	(50)	456

Income tax expense	$21,007	$25,538	$28,929

        The components of income (loss) before income taxes, minority interests and equity in earnings of unconsolidated affiliates for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	2005	2006	2007
Domestic	$(2,672)	$11,294	$31,377
Foreign	38,783	40,270	38,193

Total	$36,111	$51,564	$69,570

        The components of income tax expense for the years ended December 31, 2005, 2006 and 2007 are as follows (in thousands):

	2005	2006	2007
Current:
United States—Federal	$(298)	$2,347	$9,867
United States—State	93	482	483
Foreign	19,922	19,663	17,688
Deferred	1,290	3,046	891

	$21,007	$25,538	$28,929

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2006 and 2007 (in thousands):

	2006	2007
Deferred tax assets:
Receivables reserve	$601	$526
Temporary differences not currently deductible for tax	157	1,481
Foreign tax credit carryforwards	16,866	16,983
Valuation allowance on foreign tax credit carryforwards	(11,616)	(11,734)
Net operating losses—state	245	34
Pension benefits	—	215
Capital loss carryforward	1,750	—
Valuation allowance on capital loss carryforward	(1,750)	—

	$6,253	$7,505

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	$16,577	$17,223
Differences between book and tax basis of intangible assets	2,226	3,310
Pension benefits	159	—
Other	162	54

	$19,124	$20,587

Net deferred tax liabilities	$12,871	$13,082

        The Company's foreign tax credit carryforwards start to expire in 2011 and continue to expire through 2016.

        The undistributed earnings of the Company's foreign subsidiary in Guyana, GT&T, are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and subject to an adjustment for foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

        As indicated in Note 2, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007. The following shows the activity related to unrecognized tax benefits during 2007 (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$6,000
Increases in tax positions for current year	301

Gross unrecognized tax benefits at December 31, 2007	$6,301

        Of the $6.3 million of unrecognized tax benefits, only $6.0 million would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material. During 2007, no penalties or interest were accrued for.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2003. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's consolidated federal tax return and any significant state tax returns are not currently under examination. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

        The Company also files an income tax return in Guyana. See Note 12 relating to certain tax matters pertaining to those filings. There is no expected settlement date of those matters and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

11. RETIREMENT PLANS

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

        On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 requires that the Company recognize the funded status of its defined benefit pension plan at GT&T, as further described below, on its consolidated balance sheet with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represented the net unrecognized actuarial losses and unrecognized prior service costs and credits, which were previously netted against the plans' funded status in our consolidated balance sheets pursuant to the provisions of SFAS No. 87, "Employer's Accounting for Pension" and SFAS No. 106. Subsequent to the adoption of FAS 158 these items are recognized as net periodic (benefit) cost pursuant to our accounting policy for amortizing such amounts. Actuarial gains and losses that arise are also recognized as a component of net periodic (benefit) cost on the same basis as the amounts recognized in accumulated other comprehensive income.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2005, 2006 and 2007:

	2005	2006	2007
Discount rate	6.75%	7.5%	7.25%
Annual salary increase	5.0%	7.5%	7.5%
Expected long term return on plan assets	8.0%	8.0%	8.0%

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

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows as of December 31, 2006 and 2007 (in thousands):

	2006	2007
Projected benefit obligations:
Balance at beginning of year:	$6,963	$8,204
Service cost	383	487
Interest cost	456	642
Benefits paid	(180)	(517)
Actuarial loss	582	859

Balance at end of year	$8,204	$9,675

Plan assets:
Balance at beginning of year:	$7,345	$8,542
Actual return on plan assets	351	540
Company contributions	1,026	652
Benefits paid	(180)	(517)

Balance at end of year	$8,542	$9,217

Over(Under) funded status of plan	$338	$(458)

        The plan's weighted-average asset allocations at December 31, 2006 and 2007, by asset category are as follows:

	2006	2007
Equity securities	15.2%	16.3%
Debt securities	42.1	63.2
Cash deposits, money market funds and other	42.7	20.5

Total	100.0%	100.0%

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

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

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2006	2007
Other assets (liabilities)	$338	$(458)
Accumulated other comprehensive income, net of tax	1,785	2,235

Total	$2,123	$1,777

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2006	2007
Net actuarial loss	$(3,312)	$(4,171)
Prior service cost	(56)	(45)

Accumulated other comprehensive income, pre-tax	$(3,368)	$(4,216)

Accumulated other comprehensive income, net of tax	$(1,785)	$(2,235)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2005, 2006 and 2007 (in thousands):

	2005	2006	2007
Service cost	$417	$383	$487
Interest cost	441	456	642
Expected return on plan assets	(526)	(620)	(717)
Amortization of unrecognized net actuarial loss	132	99	177
Amortization of prior service costs	11	11	11

Net periodic pension cost	$475	$329	$600

        For 2008 the Company expects to contribute approximately $650,000 to its pension plan and amortize $196,000 of unrecognized net actuarial loss and $11,000 of prior service costs.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten (10) years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2008	$215
2009	263
2010	302
2011	356
2012	395
2013-2017	2,663

$4,194

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

        In a letter dated September 8, 2006, the NFMU agreed that GT&T's total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

GT&T's exclusivity rights and the introduction of competition for domestic fixed (local exchange) and international voice and data services. ATN and GT&T believe that such competition is precluded by the exclusivity provision of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at GT&T's option.

        ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, ATN and GT&T believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between ATN and GT&T and the Government relating to certain tax and other matter (as described below) for GT&T to consider voluntarily relinquishing its rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana. Although discussions are currently in preliminary stages and are ongoing, the Government has indicated to us a desire to introduce competition in international services in late 2008.

        At this time, ATN and GT&T do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive international or domestic fixed license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, ATN and GT&T would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding.

        On January 15, 2007, the PUC issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. The PUC has indicated its intent to revisit the floor rate and, possibly, eliminate it. In addition, the PUC ordered the companies to implement per-second billing for cellular airtime as opposed to the pre-existing practice of per-minute billing for airtime. The PUC has initiated a proceeding to consider expanding per-second billing to non-mobile, international outbound service. Any such action by the PUC could have an adverse effect on GT&T's financial condition or results of operations.

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

        In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could materially impact Choice customers and operations if Choice is required to transition to the new band plan. The FCC has stated that it will consider requests for waiver of the new band

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. To date the FCC has granted at least three waivers that excuse entities similar to Choice from the re-banding requirement. On April 30, 2007, Choice filed a waiver request at the FCC which remains pending.

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

Litigation

        Upon the acquisition of GT&T in January 1991, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the Minister of Telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T's position that its failure to receive timely rate increases in compensation for the devaluation of currency in 1991 provides legal justification for GT&T's delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company's business and prospects. The requirements of the Plan were substantially completed more than five years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

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

        In July 2002 an individual sued the Attorney General of Guyana in the Guyana courts asking, among other things, for a declaration that the section of the Company's 1990 contract with the Government of Guyana granting to GT&T an exclusive right to operate a telecommunications system in Guyana was null and void as contrary to law and to the Constitution of Guyana. GT&T has joined the suit to contest these claims and this proceeding remains pending. In 2001, the Government of Guyana announced its intention to introduce competition into Guyana's telecommunications sector in contravention of the terms of GT&T's license. In February 2002, GT&T began negotiations with the Government on these issues and all other outstanding issues between GT&T and the Government of Guyana. GT&T has not had formal discussions with Government officials regarding rate regulation or the introduction of additional competition since the second quarter of 2002. However, negotiations were recently re-started and are expected to be completed in the first half of 2008.

        For all of the above matters, the Company has accrued $5.0 million as of December 31, 2007.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments and Other Obligations

        The Company leases approximately 96,000 square feet for its operations centers and administrative offices as well as certain tower sites under non-cancelable operating leases. The Company's obligation for payments under these leases is as follows at December 31, 2007 (in thousands):

2008	$4,212
2009	3,541
2010	3,103
2011	2,519
2012	1,714
Thereafter	2,625

Total Obligations Under Operating Leases	$17,714

        Rent expense for the years 2005, 2006 and 2007 was $1.6 million, $4.0 million and $5.0 million, respectively.

13. RELATED-PARTY TRANSACTIONS

        In March 2000, Wireless World (now operating as Choice Communications) acquired the assets and business of Antilles Wireless for consideration of 606,060 shares of ATN common stock and $1.5 million in cash. The Chairman of the Company owned the entire equity interest in Antilles Wireless. In accordance with certain provisions of the purchase agreement, the Chairman of the Board was required, effective December 31, 2004, to return approximately $858,000, including accrued interest to ATN, as the financial performance of Antilles Wireless fell below expected levels specified in the agreement. Payment was made in March 2005 in the form of shares (64,650) of the Company's common stock.

        In 2001, the Company curtailed the operations and funding of its ATN-Haiti and Transnet S.A. subsidiaries (the "Haitian Subsidiaries"), wrote-down its investment and began exploring strategic alternatives for the use or disposition of the remaining assets of the Haitian Subsidiaries. In May 2006, the Company's Board of Directors authorized the Company to enter into discussions to sell, at fair value, subject to review and final approval by the Audit Committee, the remaining assets of the Haitian Subsidiaries, consisting primarily of an office building and 13 tower sites located in Haiti, to Cornelius B. Prior, Jr., the Company's Chairman, who is also the father of the Company's Chief Executive Officer.

        In August 2007, the Company, upon final approval by the Company's Board of Directors and Audit Committee, completed the sale of the remaining assets of the Haitian Subsidiaries to Access Haiti, S.A., a Haitian company in which Mr. Prior is a significant equity holder, for $750,000 and the release by Access Haiti, S.A. of certain indebtedness of Transnet S.A. In connection with the sale, Mr. Prior has agreed to indemnify the Company for any claims made against the Haitian Subsidiaries by creditors and vendors of the Haitian Subsidiaries in excess of $200,000 in the aggregate. In addition, Mr. Prior has agreed to assist the Company in dissolving the Haitian Subsidiaries.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED-PARTY TRANSACTIONS (Continued)

        The impact of the remaining activities of Haitian Subsidiaries on our results of operations for 2002 through August 2007 was not significant to our consolidated financial statements. As of August 2007, the net book value of the Haiti assets was $655,000. After taking into account outstanding claims, legal and other related expenses incurred in connection with the transaction and the dissolution of the Haitian Subsidiaries, we recorded a loss of $258,000 which is included in Gain on Disposition of Long-Lived Assets, within the accompanying Statements of Operations. In addition, we cancelled the remaining debt obligations of ATN-Haiti owed to us, which we had previously written off in 2001.

14. INDUSTRY SEGMENTS

        The Company has four reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of and Enterprise Related Information. Those four segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana ("GT&T"), ii) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States ("Sovernet"), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands ("Choice"), and iv) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States ("Commnet"). The operating segments are managed separately because each offers different services and serves different markets. Certain elements of the 2006 segment information have been revised to conform to the current format of financial information reviewed by the Company's chief operating decision makers.

        The accounting policies of the operating segments are the same as those described in Note 2.

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2005
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$87,236	$—	$5,505	$9,332	$208	$102,281
Depreciation and amortization	12,948	—	2,372	1,114	676	17,110
Non-cash stock-based compensation	—	—	—	—	421	421
Operating income (loss)	47,362	—	(4,711)	2,880	(8,102)	37,429
Interest expense	(48)	—	(1,896)	(2)	317	(1,629)
Interest income	601	—	—	32	309	942
Income taxes	20,414	—	(2,758)	1,137	2,214	21,007
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	128	2.915	3,043
Net income (loss)	18,317	—	(6,896)	2,701	(339)	13,783

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INDUSTRY SEGMENTS (Continued)

For the Year Ended December 31, 2006
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$94,574	$13,166	$6,827	$41,498	$—	$156,065
Depreciation and amortization	13,934	1,878	2,242	5,896	560	24,510
Non-cash stock-based compensation	—	116	—	—	706	822
Operating income (loss)	48,805	2,267	(2,927)	14,244	(9,403)	52,986
Interest expense	(51)	—	(3,047)	(597)	(44)	(3,739)
Interest income	573	117	—	111	791	1,592
Income taxes	20,050	980	(2,556)	5,502	1,562	25,538
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	(6)	2,473	2,467
Net income (loss)	19,363	1,347	(6,390)	7,700	1,480	23,500

For the Year Ended December 31, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$105,725	$14,692	$8,668	$57,656	$—	$186,741
Depreciation and amortization	15,616	1,785	2,193	6,786	306	26,686
Impairment of long-lived assets	—	—	4,400	—	—	4,400
Gain on disposition of long-lived assets	—	—	—	(5,961)	—	(5,961)
Non-cash stock-based compensation	—	127	—	—	886	1,013
Operating income (loss)	46,271	2,292	(6,315)	33,615	(8,704)	67,159
Interest expense	(6)	5	(3,501)	(687)	1,907	(2,282)
Interest income	668	316	—	251	1,219	2,454
Income taxes	19,262	852	(3,964)	12,955	(176)	28,929
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	2,281	2,281
Net income (loss)	17,614	1,127	(6,487)	18,473	7,213	37,940

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. INDUSTRY SEGMENTS (Continued)

	Segment Assets
	Integrated Telephony
			Wireless Television and Data	Rural Wireless	Reconciling Items
	International	Domestic				Consolidated
December 31, 2006:
Net fixed assets	$98,601	$2,640	$10,927	$24,725	$1,680	$138,573
Goodwill	—	6,408	—	29,175	—	35,583
Total assets	142,670	20,821	12,061	85,310	41,752	302,614
December 31, 2007:
Net fixed assets	$111,963	$3,320	$4,884	$34,868	$718	$155,753
Goodwill	—	7,196	—	32,148	—	39,344
Total assets	156,094	22,922	6,547	117,680	41,383	344,626

	Capital Expenditures
	Integrated Telephony
Year Ending December 31,			Wireless Television and Data	Rural Wireless	Reconciling Items
	International	Domestic				Consolidated
2005	$20,699	$—	$2,320	$2,329	$663	$26,011
2006	22,020	813	998	11,576	58	35,465
2007	25,941	1,328	378	21,108	139	48,894

15. BRIDGE INTERNATIONAL COMMUNICATIONS, INC.

        As of December 31, 2005, the Company had provided Bridge International Communications Services, Inc., ("Bridge") an early stage facilities-based provider of wholesale international long distance services using Voice over internet Protocol ("VoIP") technology, with $2.3 million of financing including $1.8 million of cash advances under a Convertible Secured Note Purchase Agreement as well as $500,000 of support for the funding of receivables and operating expenses. During the fourth quarter of 2005, the Company established a reserve of $2.1 million against the amounts due from Bridge as Bridge has had difficulty closing contracts for its primary business line of managed network services. During 2006, the Company reserved for the remaining $0.2 million due from Bridge as the collectability of the outstanding balances was determined to be unlikely. This reserve remained unchanged through the end of 2007.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2006 and 2007 (in thousands):

	2006 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$34,686	$37,669	$41,524	$42,186
Operating expenses	23,122	25,636	26,658	27,661

Income from operations	11,564	12,033	14,866	14,525
Other income (expense), net	(379)	(499)	(378)	(168)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	11,185	11,534	14,488	14,357
Income taxes	6,465	6,225	6,286	6,562

Income before minority interests and equity in earnings of unconsolidated affiliate	4,720	5,309	8,202	7,795
Minority interests, net of tax	(1,097)	(1,210)	(1,307)	(1,379)
Equity in earnings of unconsolidated affiliate, net of tax	466	836	708	457

Net income	$4,089	$4,935	$7,603	$6,873

Earnings per share (basic)	$0.33	$0.40	$0.53	$0.46

Earnings per share (diluted)	$0.33	$0.39	$0.53	$0.45

	2007 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$43,920	$45,157	$48,095	$49,569
Operating expenses	30,487	29,117	30,713	29,265

Income from operations	13,433	16,040	17,382	20,304
Other income, net	623	1,370	275	143

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	14,056	17,410	17,657	20,447
Income taxes	6,664	7,250	7,863	7,152

Income before minority interests and equity in earnings of unconsolidated affiliate	7,392	10,160	9,794	13,295
Minority interests, net of tax	(949)	(1,753)	(1,060)	(1,219)
Equity in earnings of unconsolidated affiliate, net of tax	455	642	668	515

Net income	$6,898	$9,049	$9,402	$12,591

Earnings per share (basic)	$0.46	$0.60	$0.62	$0.83

Earnings per share (diluted)	$0.45	$0.59	$0.62	$0.82

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Net Charge Offs	Balance at End of Year
YEAR ENDED, December 31, 2005
Description:
Valuation allowance on foreign tax credit carryforwards	$472	$5,380	$—	$5,852
Allowance for doubtful accounts	1,044	661	690	1,015

	$1,516	$6,041	$690	$6,867

YEAR ENDED, December 31, 2006
Description:
Valuation allowance on foreign tax credit carryforwards	$5,852	$5,764	$—	$11,616
Allowance for doubtful accounts	1,015	888	529	1,374

	$6,867	$6,652	$529	$12,990

YEAR ENDED, December 31, 2007
Description:
Valuation allowance on foreign tax credit carryforwards	$11,616	$118	$—	$11,734
Allowance for doubtful accounts	1,374	1,196	1,311	1,259

	$12,990	$1,314	$1,311	$12,993

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2007

3.1	Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
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
10.1
Atlantic Tele-Network, Inc.1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).
10.2	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.4	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.5	Offer Letter by and between Atlantic Tele-Network, Inc. and William F. Kreisher, dated August 2007.
10.6
Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).
10.7
Amended and Restated Credit Agreement dated as of August 31, 2007, among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, and Issuing Lender and a Lender, Banco Popular de Puerto Rico as an Issuing Lender and a Lender, and the other Lenders referred to therein.
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

EX-1

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. FINANCIAL STATEMENTS, EXHIBITS, FINANCIAL STATEMENT SCHEDULE
SIGNATURES
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2005, 2006 and 2007 INDEX
Report of Independent Registered Public Accounting Firm
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2006 and 2007 (In Thousands, Except Share Data)
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS For the Years Ended December 31, 2005, 2006 and 2007 (In Thousands, Except Per Share Data)
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY For the Years Ended December 31, 2005, 2006, and 2007 (In Thousands, Except Share Data)
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2005, 2006 and 2007 (In Thousands)
ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  SCHEDULE II
EXHIBIT INDEX to Form 10-K for the Year Ended December 31, 2007