Form 10-Q
period 2008-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2008-05-12
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 0-191551

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Derby Square

Salem, MA 01970

(978) 619-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 9, 2008, the registrant had outstanding 15,230,797 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended March 31, 2008

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet and Sovernet; the competitive environment in our key markets,  demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers;  (7) our ability to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) any loss of key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; and (16) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of our Annual Report on Form 10-K for the  year ended December 31, 2007 (the “2007 Form 10-K”), which is on file with the SEC.  We undertake no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	March 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$71,173	$74,561
Restricted cash	4,831	3,307
Marketable securities	5,280	5,346
Accounts receivable, net of allowances	27,357	26,610
Materials and supplies	4,747	6,976
Prepayments and other current assets	4,987	4,903
Total current assets	118,375	121,703
Fixed Assets:
Property, plant, and equipment	277,181	279,588
Less accumulated depreciation	(121,428)	(120,859)
Net fixed assets	155,753	158,729
Licenses	14,738	14,738
Goodwill	39,344	39,384
Other intangibles, net	2,349	2,133
Investment in and advances to unconsolidated affiliates	12,453	11,929
Other assets	1,614	4,501
Total assets	$344,626	$353,117
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$25,618	$27,157
Dividends payable	2,461	2,463
Accrued taxes	11,029	9,995
Advance payments and deposits	3,912	3,898
Other current liabilities	1,859	2,926
Total current liabilities	44,879	46,439
Deferred income taxes	13,082	13,282
Other liabilities	458	458
Long-term debt, excluding current portion	50,000	50,000
Total liabilities	108,419	110,179
Minority interests	27,236	28,106
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,675,518 and 15,684,893 shares issued, respectively, and 15,220,546 and 15,230,797 shares outstanding, respectively	157	157
Treasury stock, at cost; 454,972 and 454,096 shares, respectively	(3,403)	(3,396)
Additional paid-in capital	106,038	106,462
Retained earnings	108,414	113,844
Accumulated other comprehensive loss	(2,235)	(2,235)
Total stockholders’ equity	208,971	214,832
Total liabilities and stockholders’ equity	$344,626	$353,117

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2008
REVENUE:
Wireless	$18,704	$19,753
Local telephone and data	11,067	12,246
International long distance	13,171	12,556
Other	978	1,075
Total revenues	43,920	45,630
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	6,560	7,588
Internet and programming	849	899
Engineering and operations	5,764	5,856
Sales and marketing	5,096	2,674
General and administrative	5,850	5,882
Depreciation and amortization	6,501	7,077
Gain on disposition of long-lived assets	(133)	—
Total operating expenses	30,487	29,976
Income from operations	13,433	15,654
OTHER INCOME (EXPENSE):
Interest expense	(225)	(653)
Interest income	594	569
Other, net	254	225
Other income (expense), net	623	141
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	14,056	15,795
Income taxes	6,664	7,390
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	7,392	8,405
Minority interests, net of tax of $0.9 million and $1.0 million, respectively	(949)	(1,001)
Equity in earnings of unconsolidated affiliates	455	463
NET INCOME	$6,898	$7,867
NET INCOME PER SHARE:
Basic	$0.46	$0.52
Diluted	$0.45	$0.51
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,151	15,197
Diluted	15,321	15,290
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.14	$0.16

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2008
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,898	$7,867
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,501	7,077
Gain on sale of investments in unconsolidated affiliates	(133)	—
Stock-based compensation	214	273
Deferred income taxes	231	200
Minority interests	949	1,001
Equity in earnings of unconsolidated affiliates	(455)	(463)
Dividends received from Bermuda Digital Communications, Ltd.	484	553
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(1,763)	640
Materials and supplies, prepayments, and other current assets	2,472	(1,711)
Other assets	(692)	64
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,599)	4,705
Accrued taxes	1,371	(1,034)
Net cash provided by operating activities	13,478	19,172
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,943)	(11,647)
Increase in deposits for acquisition of spectrum	—	(2,951)
Purchase of short term marketable securities	(5,076)	(66)
Decrease in restricted cash	—	1,524
Acquisitions of businesses	(6,503)	(40)
Proceeds from sale of investments in unconsolidated affiliates	276	—
Net cash used in investing activities	(20,246)	(13,180)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to minority shareholders	(20)	(326)
Dividends paid on common stock	(2,123)	(2,435)
Proceeds from exercise of stock options	—	157
Net cash used in financing activities	(2,143)	(2,604)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,911)	3,388
CASH AND CASH EQUIVALENTS, beginning of the period	60,543	71,173
CASH AND CASH EQUIVALENTS, end of the period	$51,632	$74,561

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries and affiliates:

•       Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 60% and 55% of the Company’s consolidated revenues for the three months ended March 31, 2007 and 2008, respectively.

•       Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. We acquired 95% of the equity of Commnet in September 2005 and the remaining 5% in January 2007.

•       Sovernet, Inc., (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. The Company has owned 96% of Sovernet since its acquisition during 2006.

•       Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. As of March 31, 2008 the Company  owned 43% of the equity of BDC.  On May 15, 2008, we expect BDC to complete a share repurchase that will result in an increase of our equity interest in BDC from 43% to 58%.  See Note 12 to this Report.

•       Choice Communications, LLC (“Choice Communications” or “Choice”), is a leading provider of fixed wireless broadband data, wireless digital television services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

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

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and Commnet of Florida, LLC, which is consolidated in accordance with the provisions of Financial Accounting Standards Board

(“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51 as revised in December 2003 since it was determined that the Company is the primary beneficiary of Commnet of Florida, LLC.

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

See Note 12 to this Report regarding the Company’s future consolidation of BDC operating results.

Recent Accounting Pronouncements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R is effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.  We are currently evaluating the impact that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  As of March 31, 2008, we did not have any derivative instruments and do not expect that the adoption of SFAS 161 will have any impact on our consolidated financial statements.

Reclassifications

Certain reclassifications have been made to the 2007 statement of operations to conform to the 2008 presentation.  Such reclassifications included an increase to 2007 wireless revenue of  approximately $532,000; a decrease to 2007 local telephone and data revenue of $400,000; an increase to 2007 international long distance revenue of $251,000 and an increase to 2007 termination and access fees expense of $383,000.

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

4.  FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Commercial paper	$—	$3,000	$—	$3,000
Certificates of deposit	—	5,346	—	5,346
Money market funds	38,694	—	—	38,694
Total assets measured at fair value	$38,694	$8,346	$—	$47,040

5.  DEPOSIT FOR ACQUISITION OF SPECTRUM

During the first quarter of 2008,  we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry.  This amount is included in Other Assets in our Consolidated Balance Sheet as of March 31, 2008; it will be reclassed to Licenses, and considered a capital expenditure, upon the finalization of such award, scheduled to occur during the first quarter of 2009.

6.  CREDIT FACILITIES

Long-term debt includes the following (in thousands):

	December 31, 2007	March 31, 2008
Note payable to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000

On September 15, 2005, ATN, as borrower, entered into a credit agreement with CoBank, ACB (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”, together with the Term Loan, the “Credit Facility”). The Credit Facility is guaranteed by our Commnet subsidiary and is collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN and Commnet. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility (none as of March 31, 2008) accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet of 5.00 to one or less. As of March 31, 2008, the Company was in compliance with the covenants of the CoBank Credit Facility.

7.  STOCK-BASED COMPENSATION

During the three months ended March 31, 2007 and 2008, the Company recognized $214,000 and $273,000, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan and 2005 Atlantic Tele-Network Restricted Stock Plan and Incentive Plan (the “Share Based Plans”).

In March 2008, the Company’s Board of Directors approved the grant, to certain employees, of options to acquire 32,000 shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of grant. In connection with the grant of the options, the Company will recognize $316,000 of stock-based compensation which will be amortized over the vesting period of four years.

8.  NET INCOME PER SHARE

For the three months ended March 31, 2007 and 2008, the common shares issued under the Company’s 2005 Restricted Stock Plan and options issued under the Company’s 1998 Stock Option Plan were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
Basic weighted average common shares outstanding	15,151	15,197
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	48	19
Stock options	122	74
Diluted weighted average common shares outstanding	15,321	15,290

The following notes the number of common shares not included in the above calculation because the effects of such were anti-dilutive:

	Three Months Ended March 31,
	2007	2008
Unvested shares issued under the Company’s 2005 Restricted Stock Plan	—	21
Stock options	229	383
Total	229	404

9.  SEGMENT REPORTING

The Company has four reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and  Related Information. Those four segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”), iii) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”), and iv) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”). The operating segments are managed separately because each offers different services and serves different markets. Certain elements of the 2007 segment information have been revised to conform to the current format of financial information reviewed by the Company’s chief operating decision makers.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2007
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$26,455	$3,633	$1,995	$11,837	$—	$43,920
Depreciation and amortization	3,877	470	547	1,530	77	6,501
Non-cash stock-based compensation	—	32	—	—	182	214
Gain on disposition of long-lived assets	—	—	—	(133)	—	(133)
Operating income (loss)	11,077	439	(568)	4,869	(2,384)	13,433
Interest expense	—	(3)	(862)	(167)	807	(225)
Interest income	141	66	—	34	353	594
Income taxes	4,634	149	(199)	1,705	375	6,664
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	455	455
Net income (loss)	$4,118	$199	$(1,352)	$2,420	$1,513	$6,898

	For the Three Months Ended March 31, 2008
	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Revenues	$25,203	$3,700	$2,184	$14,543	$—	$45,630
Depreciation and amortization	4,183	428	398	1,992	76	7,077
Non-cash stock-based compensation	—	32	—	—	241	273
Operating income (loss)	10,889	580	(421)	6,748	(2,142)	15,654
Interest expense	—	(2)	(879)	(138)	366	(653)
Interest income	195	59	—	174	141	569
Income taxes	4,937	200	(147)	2,481	(81)	7,390
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	463	463
Net income (loss)	$3,835	$278	$(1,306)	$3,604	$1,456	$7,867

	Segment Assets
December 31, 2007	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Net fixed assets	$111,963	$3,320	$4,884	$34,868	$718	$155,753
Goodwill	—	7,196	—	32,148	—	39,344
Total assets	156,094	22,922	6,547	117,680	41,383	344,626

	Segment Assets
March 31, 2008	Integrated Telephony- International	Integrated Telephony- Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
Net fixed assets	$109,107	$3,313	$4,712	$40,951	$646	$158,729
Goodwill	—	7,236	—	32,148	—	39,384
Total assets	160,845	22,213	6,409	123,637	40,013	353,117

Capital Expenditures
Three Months Ended March 31,	Integrated Telephony- International	Integrated Telephony Domestic	Wireless Television and Data	Rural Wireless	Reconciling Items	Consolidated
2007	4,916	463	—	3,564	—	$8,943
2008	3,530	205	118	7,792	2	$11,647

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

In August 2007, the Company, upon final approval by the Company’s Board of Directors and Audit Committee, completed the sale of the remaining assets of the Haitian Subsidiaries to Access Haiti, S.A., a Haitian company in which Mr. Prior is a significant equity holder, for $750,000 and the release by Access Haiti, S.A. of certain indebtedness of Transnet S.A. In connection with the sale, Mr. Prior has agreed to indemnify the Company for any claims made against the Haitian Subsidiaries by creditors and vendors of the Haitian Subsidiaries in excess of $200,000 in the aggregate. In addition, Mr. Prior has agreed to assist the Company in dissolving the Haitian Subsidiaries and agreed that if the dissolution had not been completed by January 2008, the Company would retain the right to sell the Company’s equity interests in the Haitian Subsidiaries to Mr. Prior for $1. On May 6, 2008, Mr. Prior purchased the Company’s remaining equity interests.

11.  COMMITMENTS AND CONTINGENCIES-

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

Regulatory

The Company’s Guyana subsidiary, GT&T, is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1991. In addition, because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that GT&T’s total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T stated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees would be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees, that results in total spectrum fees payable that do not appreciably exceed the previously capped amount. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that determining spectrum fees prior to development of an acceptable methodology would violate the Government’s prior agreement.

Since 2001, the Government has stated its intention to introduce additional competition into Guyana’s telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T’s exclusivity rights and the introduction of competition. ATN and GT&T believe that such competition is precluded by the wireline exclusivity provision of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at GT&T’s option.

ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, ATN and GT&T believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between ATN and GT&T and the Government relating to certain tax and other matter (as described below) for GT&T to consider voluntarily relinquishing its rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana.  Although discussions are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government has indicated to us a desire to introduce competition in international services at an earlier date.

At this time, ATN and GT&T do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting the exclusivity provision of our license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, ATN and GT&T would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding.

On January 15, 2007, the Public Utilities Commission (“PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. The PUC has indicated its intent to revisit the floor rate and, possibly, eliminate it. In addition, the PUC ordered the companies to implement per-second billing for cellular airtime as opposed to the pre-existing practice of per-minute billing for airtime. The PUC has initiated a proceeding to consider expanding per-second billing to non-mobile, international outbound service. Any such action by the PUC could have an adverse effect on GT&T’s financial condition or results of operations.

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

In July 2004, the FCC released an order revising the spectrum band plan applicable to the Broadband Radio Service and Educational Broadband Service. These are the spectrum bands through which Choice operates its video and broadband data services. The new rules restructure these spectrum bands and could materially impact Choice customers and operations if Choice is required to transition to the new band plan. The FCC has stated that it will consider requests for waiver of the new band plan requirements on a case-by-case basis and described the circumstances under which waivers would be granted. To date the FCC has granted at least three waivers that excuse entities similar to Choice from the re-banding requirement. On April 30, 2007, Choice filed a waiver request at the FCC, which remains pending.

In a separate proceeding in September 2005, the FCC released an order reallocating to Advanced Wireless Services (“AWS”) another spectrum band used by Choice for its broadband data service. In September 2006, the FCC completed an auction of the AWS spectrum to new licensees. As a result, Choice will be required to relocate certain operations to different spectrum, which may result in a reduction of the amount of overall spectrum available to Choice. However, Choice believes any disruption to its operations by relocating to accommodate new AWS licensees will be mitigated by the FCC’s relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the move. Furthermore, Choice has mitigated or eliminated the possibility of a net reduction of its spectrum due to the reallocation to AWS by obtaining an additional 24 MHz of spectrum from the FCC.

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

For further information concerning other pending litigation matters, the disposition of which could have a material adverse effect on the Company’s financial position or results of operations,  see “Notes to Consolidated Financial Statements, Note 12, Commitments and Contingencies — Regulatory and Litigation Matters” in our 2007 Form 10-K.

12.  SUBSEQUENT EVENTS

On May 2, 2008, we announced that we had been notified by BDC that approximately $16.5 million in shares of BDC’s common stock was tendered by shareholders pursuant to BDC’s self-tender offer, which expired on April 30, 2008. BDC notified participating shareholders of its acceptance of the tendered shares and the transaction, which has received all governmental, board and shareholder approval, is expected to close during May 2008. ATN did not tender any shares for repurchase, and, as a result of the transaction, will increase its holdings from 43% to approximately 58% of BDC’s outstanding common stock.  While BDC had initially expected to fund the repurchase of tendered shares through a combination of cash on hand and bank borrowings, we currently expect to loan BDC the funds to repurchase the shares.  The loan would be up to $17.0 million and sourced from our cash on hand.

Upon completion of the tender offer, BDC’s option, which would have been exercisable in July 2008, to repurchase from us all of our equity interest in BDC, will be replaced with our right, exercisable in May 2013, to purchase all of BDC’s then outstanding common stock.  In the event we do not exercise that right, BDC will then have the right to purchase all of our equity interest in BDC.

We currently account for our investment in BDC using the equity method of accounting but will begin to consolidate the results of operations of BDC upon the completion of the tender offer.  For the year ended December 31, 2007, BDC generated $24.8 million of revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Form 10-K. Some of the statements in the discussion are forward-looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A, “Risk Factors” in our 2007 Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

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

•         Sovernet, Inc., (or Sovernet), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. We have owned 96% of Sovernet since its acquisition in February 2006.

•         Bermuda Digital Communications, Ltd. (or BDC), the largest wireless voice and data communications service provider in Bermuda, doing business under the name Cellular One. We acquired a minority equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, we expect BDC to conclude a share repurchase that will result in an increase of our equity interest in BDC from 43% to 58%.  This transaction is expected to close in May 2008.  See Note 12 to this Report for further discussions.

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

The following chart summarizes the operating activities of our subsidiaries and our BDC affiliate and the markets they serve as of March 31, 2008:

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

(1)             Earnings from BDC do not appear in our income from operations but are instead reflected in equity in earnings of unconsolidated affiliates in the Consolidated Financial Statements included in this Report.  As previously discussed, the Company expects to own approximately 58% of BDC upon completion of a self-tender offer by BDC. This transaction is expected to close in May 2008.  The results of the operations of BDC will be consolidated with ATN’s as of the closing date of the transaction.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 9 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations and we continue to rely on GT&T for a majority of our revenues and profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility

Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2007 Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue.  Most of these revenues and profits are from payments by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating by foreign carriers and terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. GT&T has also recently faced an increased competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market has significantly increased the competition we face in the Guyana wireless market. Since early 2007, Digicel has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive give-aways and handset subsidies. In turn, we have countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service at competitive prices are some of the most important bases on which we compete. This heightened competition has resulted in higher marketing expense and a decline in market share.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with additional growth opportunities. As a result, while GT&T continues to represent a majority of our revenues and profits, its relative contribution to our consolidated revenues and consolidated net income has declined in recent years. For the quarters ended March 31, 2007 and 2008, GT&T generated approximately 60% and 55%, respectively, of our consolidated revenues and 60% and 49%, respectively, of our consolidated net income. Commnet generated approximately 63% and 74% of our wireless revenue for the first quarter of 2007 and 2008, respectively. Sovernet generated approximately 33% and 30% of our local telephone and data revenue for the three months ended March 31, 2007 and 2008. We are actively evaluating addtional acquisition opportunities of businesses that meet our return on investment and other acquisition criteria.

Recent Developments

Guyana Operations.     Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Most recently, in February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T’s exclusive right to offer international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at our option.

We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters (as described in Note 12 to the 2007 Form 10-K), for us to consider voluntarily relinquishing GT&T’s rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although discussions are currently in preliminary stages and are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government has indicated to us a desire to introduce competition in international services in late 2008.

At this time, we do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.

We are highly dependent on GT&T for a significant portion of our revenues and profits. For the three months ended March 31, 2008 approximately 55% of our consolidated revenue and approximately 49% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues form GT&T have accounted for approximately 28% of our consolidated revenue during the three months ended March 31, 2008. As of March 31, 2008, we have invested approximately $280 million in Guyanese telecommunications infrastructure. A loss of exclusivity on international voice and data services would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. Any modification, early termination or other revocation of the exclusivity provisions of our license could adversely affect a majority of our revenues and profits and diminish the value of our investment in Guyana. See “Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk” in our 2007 Form 10-K.

Commnet Transaction.    In December 2007, Commnet completed the sale of 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million and recorded a pre-tax gain of $5.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum, lease additional spectrum and build a network in rural areas in three other states. As of May, 2008, this new network consists of approximately 70 base stations, and includes a long-term roaming agreement with this carrier, Commnet committed to complete the new network build by March 31, 2008. The agreement also provides the carrier with a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The purchase price consideration reduces each option year and was determined based on estimates of what would be needed to provide a reasonable return on our investment and is intended to be reflective of the then fair value of the base stations. While we anticipate continued overall growth from our domestic rural wireless network over the long-term, this sale represented approximately 24% of Commnet’s 2007 revenue and thus, we expect that the net effect of these two transactions in the short-term will negatively impact Commnet’s revenue growth due to lower expected traffic at the new sites. The extent of this effect depends, in part, on the ramp up of traffic on those sites.

BDC.    On May 2, 2008, we announced that we had been notified by BDC that approximately $16.5 million in shares of BDC’s common stock was tendered by shareholders pursuant to BDC’s self-tender offer, which expired on April 30, 2008. BDC notified participating shareholders of its acceptance of the tendered shares and the transaction, which has received all governmental, board and shareholder approval, is expected to close during May 2008. ATN did not tender any shares for repurchase, and, as a result of the transaction, will increase its holdings from 43% to approximately 58% of BDC’s outstanding common stock.  While BDC had initially expected to fund the repurchase of tendered shares through a combination of cash on hand and bank borrowings, we currently expect to loan BDC the funds to repurchase the shares.  The loan would be up to $17.0 million and sourced from our cash on hand.

Upon completion of the tender offer, BDC’s option, which would have been exercisable in July 2008, to repurchase from us all of our equity interest in BDC, will be replaced with our right, exercisable in May 2013, to purchase all of BDC’s then outstanding common stock.  In the event we do not exercise that right, BDC will then have the right to purchase all of our equity interest in BDC.

We currently account for our investment in BDC using the equity method of accounting but will begin to consolidate the results of operations of BDC upon the completion of the tender offer.  For the year ended December 31, 2007, BDC generated $24.8 million of revenues.

Results of Operations

Three Months Ended March 31, 2007 and 2008

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2007	2008	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$18,704	$19,753	$1,049	5.6%
Local telephone and data	11,067	12,246	1,179	10.7
International long distance	13,171	12,556	(615)	(4.7)
Other	978	1,075	97	9.9
Total revenue	43,920	45,630	1,710	3.9
OPERATING EXPENSES:
Termination and access fees	6,560	7,588	1,028	15.7
Internet and programming	849	899	50	5.9
Engineering and operations	5,764	5,856	92	1.6
Sales and marketing	5,096	2,674	(2,422)	(47.5)
General and administrative	5,850	5,882	32	0.5
Depreciation and amortization	6,501	7,077	576	8.9
Gain on disposition of long-lived assets	(133)	—	133	100.0
Total operating expenses	30,487	29,976	(511)	(1.7)
Income from operations	13,433	15,654	2,221	16.5
OTHER INCOME (EXPENSE):
Interest expense	(225)	(653)	(428)	(190.2)
Interest income	594	569	(25)	(4.2)
Other income (expense), net	254	225	(29)	(11.4)
Other income (expense), net	623	141	(482)	(77.4)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	14,056	15,795	1,739	12.4
Income taxes	6,664	7,390	726	10.9
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	7,392	8,405	1,013	13.7
Minority interests, net of tax	(949)	(1,001)	(52)	(5.5)
Equity in earnings of unconsolidated affiliates, net of tax	455	463	8	1.8
NET INCOME	$6,898	$7,867	$969	14.0%

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana, including airtime and activation fees.

Wireless revenue increased to $19.8 million for the three months ended March 31, 2008 from $18.7 million for the three months ended March 31, 2007, an increase of $1.1 million, or 6%. Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $2.7 million, or 23%, to $14.5 million from $11.8 million. The increase in revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations which generated growth in minutes of use and increased data and international roaming revenue.  Also included in this increase was $0.8 million of switching fees related to the 59 base stations that were sold. As of March 31, 2008 a total of 354 base stations were deployed  as compared to 278 base stations as of March 31, 2007. Of the total base stations, 328 were GSM and CDMA base stations as of March 31, 2008, as compared to 229 GSM and CDMA base stations as of March 31, 2007. Our rural wireless revenue also increased as a result of growth in voice and data traffic (minutes) at existing sites and growth in data roaming revenue and international roaming revenue. The increase in wireless revenue from our rural U.S. operations was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless operator launched its wireless service during the first quarter of 2007 with aggressive marketing campaigns and handset subsidies.  This decline in revenue in the first quarter of 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana, caused our wireless subscribers  to decrease by 9,000, or 3%, from 310,000 subscribers as of March 31, 2007 to 301,000 subscribers as of March 31, 2008, respectively. These factors  resulted in a $1.7 million decrease in GT&T’s wireless revenue from $6.9 million during the first quarter of 2007 to $5.2 million during the same period of 2008. All of GT&T’s wireless subscribers were GSM/GPRS subscribers as of March 31, 2008 as compared to 262,000 as of March 31, 2007.

We expect that wholesale wireless revenue from our rural U.S. network will continue to increase in 2008 as we continue to expand our GSM and CDMA networks and as minutes of use continue to grow on our existing sites. This may be offset, in part, by scheduled and negotiated reductions in rates. In our retail wireless business, we expect that the network capacity and coverage we have added will lead to increased traffic over time, although competitive pressures in the past year have caused a decline in our subscriber base and may reduce expected growth or even cause a decline.

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

Local telephone and data revenue increased by $1.1 million, or 10%, to $12.2 million for 2008 from $11.1 million for 2007. The increase is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 123,000 lines as of March 31, 2007 to approximately 134,000 lines as of March 31, 2008 (an increase of 9%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  While Sovernet continues to add business customers for its voice and data services and improve profitability, its overall revenue remains largely unchanged because of the decline in its residential data business, particularly its dial-up internet services.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber and access line growth in Guyana, the U.S. Virgin Islands and New England.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 85% of all international long distance traffic and more than 70% of international long distance revenue for the three months ended March 31, 2008, is settled in U.S. dollars.

International long distance revenue was $12.6 million during the first quarter, a decrease of $0.6 million, or 5%, from $13.2 million in 2007. This decrease was primarily a result of certain non-recurring events during the first quarter of 2007, such as the run up to Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which helped drive traffic volumes to unexpected levels.  The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is likely to negatively impact this revenue in the future.  We are also subject to illegal bypass via internet calling and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which increased 10% to $1.1 million for 2008 from $1.0 million for 2007. The increase in television services was a result of a 5% increase in television subscribers. Our growth in revenue from our wireless digital television services is expected to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fees increased by $1.0 million, or 15%, from $6.6 million to $7.6 million from 2007 to 2008, respectively as a result of  increased traffic (minutes) at Commnet and GT&T. These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

Internet and programming expenses. Internet and programming expenses include internet connectivity charges and digital television programming.

Internet and programming expenses increased modestly from $0.8 million in 2007 to $0.9 million in 2008. This increase was primarily from the growth in our broadband data and television subscribers in the U.S. Virgin Islands. We expect that internet and programming expenses will remain fairly consistent as a percentage of related revenues in the near future.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $0.1 million, or 2%, from $5.8 million to $5.9 million for 2007 to 2008, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $2.4 million, or 47%, from $5.1 million to $2.7 million from 2007 to 2008, respectively. During the first quarter of 2007, GT&T incurred an unusually high level of sales and marketing costs as a response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions.  In 2008, GT&T’s sales and marketing expenses returned to a lower level.  While we do not think that these expenses are likely to return to first quarter 2007 levels, it is hard to predict changes in the competitive environment and therefore there may be large fluctuations in these expenses in future periods.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses remained at $5.9 million from 2007 to 2008.  We expect general and administrative expenses to increase in the future to support our growth but remain fairly consistent as compared to our consolidated revenues.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.6 million, or 9%, from $6.5 million to $7.1 million for 2007 and 2008, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Gain on disposition of long-lived assets. During the first quarter of 2007, our rural U.S. wireless operations sold certain assets for proceeds of $0.3 million, resulting in a gain on such sale of $0.1 million.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well any outstanding amounts under our $20.0 million revolving line of credit facility.

Interest expense increased from $0.2 million for 2007 to $0.7 million for 2008. The increase in interest expense was due to a patronage credit adjustment received from our senior lender in the first quarter of 2007. We had no outstanding borrowings under our line of credit during the first quarters of 2007 and 2008.

Interest income. Interest income represents interest earned on our cash, cash equivalent and marketable securities.

Interest income remained constant at $0.6 million for first quarters of 2007 and 2008.  The increase in our cash, cash equivalents and marketable securities from the first quarter of 2007 to 2008 was offset by a decrease in the interest rates that we received on such cash and investments.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC and other unconsolidated affiliates. Other income decreased from $0.3 million in 2007 to $0.2 million in 2008 as a result of a decrease in management fees from BDC.  We expect other income to decrease in the future as the management fee received by BDC will be eliminated upon consolidation of BDC’s results of operations.

Income taxes. Income taxes represent taxes we pay on our net taxable income.

The effective tax rate was 47% for 2007 and 2008.  Income tax expense  includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. For the three months ended March 31, 2008, the effective tax rate was negatively impacted by an increase in foreign dividends as compared to the same period in 2007.  We expect that our effective tax rate will be reduced over time if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations. Consolidation of the results of BDC will also reduce this tax rate.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. Minority interests increased from $0.9 million to $1.0 million for 2007 and 2008, respectively.  We expect minority interest to increase and include minority shareholders’ approximate 42% equity interest in BDC beginning in the second quarter of 2008 following consolidation of BDC’s results of operations.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates was unchanged at $0.5 million for 2007 and 2008, respectively. We expect equity in earnings of unconsolidated affiliates to decrease following the consolidation of BDC in the second quarter of 2008.

Net income. As a result of the above factors, net income increased by $1.0 million or 14% from $6.9 million for 2007 to $7.9 million for 2008. On a per share basis, net income increased from $0.46 per basic and $0.45 per diluted share to $0.52 per basic and $0.51 per diluted share from 2007 to 2008, respectively.

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

Uses of Cash

Capital Expenditures. A significant use of our cash has been on capital expenditures for expanding and upgrading our networks. For the three months ended March 31, 2007 and 2008, we spent approximately $8.9 million and $11.6 million on capital expenditures, respectively.  Of the $11.6 million of 2008 capital expenditures, we spent approximately $7.8 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $3.5 million was incurred expanding the capacity and coverage of our wireline and wireless network in Guyana bringing the total amount invested in our Guyanese telecommunications infrastructure to approximately $280 million. We also spent $0.2 million at Sovernet and expanded our service areas and switch capabilities.  In addition, during the first quarter of 2008,  we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation  in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry.  This amount is included in Other Assets in our Consolidated Balance Sheet as of March 31, 2008; it will be reclassed to Licenses, and considered a capital expenditure, upon the finalization of such award, scheduled to occur during the first quarter of 2009.

We are continuing to invest in expanding our networks in Guyana, Commnet and Sovernet and expect to incur capital expenditures between $38 million and $45 million, with approximately two-thirds used in connection with Commnet’s network expansion during the year ended December 31, 2008. We expect to fund these expenditures from cash generated from our operations and $17.0 million of proceeds from the sale of 59 sites which closed at the end of 2007.

Acquisitions and Investments. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our $70 million credit facility.

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

In connection with BDC’s self-tender offer expected to close in the May of 2008, we expect to enter into an agreement to loan BDC up to $17.0 million from cash on hand to fund this transaction.

We continue to explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. We also explore opportunities to substantially expand our existing networks in the United States and the Caribbean including the likely buildout of a new fiber optic cable to Guyana. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or incurrence of debt.

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2008, our dividends to our stockholders approximated $2.5 million (which reflects dividends paid on January 17, 2008). We have paid quarterly dividends for the last 38 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $916,130 repurchasing common stock. Although we have not made additional repurchases of common stock under this plan in more than two years, we may repurchase shares at any time, depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total Liquidity at March 31, 2008. As of March 31, 2008, we had approximately $74.6 million in cash and cash equivalents, an increase of $3.4 million from the December 31, 2007 balance of $71.2 million. In addition, as of March 31, 2008, we had $3.3 million in cash restricted for the purpose of acquiring equipment as well as $5.3 million in short-term marketable securities.  We believe our existing cash balances and other capital resources, including the $20.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

Cash Generated by Operations. Cash provided by operating activities was $16.2 million for the three months ended March 31, 2008 compared to $13.5 million for the three months ended March 31, 2007 primarily as a result of our increased net income.

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

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana” in our 2007 Form 10-K, “—Regulation of Our GT&T Subsidiary” in our 2007 Form 10-K and Note 9  to the Consolidated Financial Statements included in this Report.

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

While currently a significant portion of GT&T’s revenues are transacted in U.S. dollars, this circumstance could change in the future. As a result of the growth of GT&T’s local wireless and wireline operations, negotiations with the Government of Guyana and the exclusivity provision of our license and the general trend toward lower international settlement rates, it is likely that an increasing portion of GT&T’s revenues will be earned in Guyanese currency. While there are no legal restrictions on our conversion of Guyanese currency into U.S. dollars or other hard currencies, or on the expatriation of Guyanese currency or foreign currency from Guyana, there are risks associated with the conversion of Guyanese dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets. This limited liquidity has not prevented us from converting Guyanese currency into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

While we believe that GT&T has, and will continue to have, adequate cash flows denominated in U.S. currency to meet its current operating, debt service and capital requirements, there can be no assurance that GT&T will be able to convert its Guyana currency earnings into the U.S. currency needed to meet such obligations. As of March 31, 2008, we had $9.0 million of cash held in Guyanese dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility. Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 5.00 to 1.00. As of March 31, 2008, we were in compliance with the covenants of the credit facility.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASP staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. We adopted SFAS 159 effective January 1, 2008.  Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. SFAS 141R also establishes expanded disclosure requirements for business combinations. SFAS 141R is effective for us on January 1, 2009, and we will apply SFAS 141R prospectively to all business combinations subsequent to the effective date.  We are currently evaluating the impact that the adoption of SFAS 141R will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  As of March 31, 2008, we did not have any derivative instruments and do not expect that the adoption of SFAS 161 will have any impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

Although a significant portion of our Guyana subsidiary’s revenues and expenditures are currently transacted in U.S. dollars, the results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. From February 1991 until early 1994, the Guyana dollar remained relatively stable at the rate of approximately $125 to the U.S. dollar. In 1994 the Guyana dollar declined in value to approximately $142 to the U.S. dollar. It remained relatively stable at approximately that rate through 1997. From December 31, 1997, through December 31, 1998 the Guyana dollar further declined in value to approximately $180 to the U.S. dollar and it remained relatively stable until late 2003. In the fourth quarter 2003, the Guyana dollar declined in value to approximately $195 to the U.S. dollar and to approximately $205 during the first quarter of 2004. Since the first quarter of 2004 through March 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar.

A substantial majority of our consolidated cash balances are kept in U.S. dollar denominated short term investments. GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of March 31, 2008, GT&T maintained $9.0 million of its cash balances in Guyana dollars.

GT&T’s functional currency has been the U.S. dollar because a significant portion of GT&T’s revenues and expenditures have been transacted in U.S. dollars. Accordingly, in our view, GT&T is currently entitled to its agreed upon minimum 15% return on rate base computed in U.S. dollars on a U.S. dollar historical cost rate base and therefore devaluations of the Guyana dollar should have had no long-term impact on the value of GT&T’s earnings in U.S. dollars. The Guyana Public Utility Commission has neither approved nor disapproved of our position. Moreover, with the potential for competition in international services in the future and the increases that GT&T hopes to have in local revenue, it is possible that the Guyana dollar will become GT&T’s functional currency at some time in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” above.

We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments and the fact that we have no variable rate debt, we believe that fluctuations in interest rates will not materially affect our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of March 31, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Atlantic Tele-Network, Inc.

Date: May 9, 2008	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 9, 2008	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer