Form 10-Q
period 2008-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2008-08-11
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 8, 2008, the registrant had outstanding 15,201,110 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended June 30, 2008

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of Commnet, Sovernet and BDC; the competitive environment in our key markets,  demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide domestic local exchange and international long distance telephone services in Guyana; (2) any significant decline in the price or volume of international long distance calls to Guyana; (3) increased competition affecting our businesses; (4) the regulation of rates that GT&T may charge for local wireline telephone service; (5) significant tax disputes between GT&T and the Guyanese tax authorities; (6) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers;  (7) our ability to maintain favorable roaming arrangements; (8) economic, political and other risks facing our foreign operations; (9) regulatory changes affecting our businesses; (10) rapid and significant technological changes in the telecommunications industry; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) any loss of key members of management; (13) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (14) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (15) the occurrence of severe weather and natural catastrophes; and (16) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the  forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of our Annual Report on Form 10-K for the  year ended December 31, 2007 (the “2007 Form 10-K”), which is on file with the SEC.  We undertake no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$71,173	$55,053
Restricted cash	4,831	—
Marketable securities	5,280	5,400
Accounts receivable, net of allowances	27,357	31,135
Materials and supplies	4,747	7,446
Prepayments and other current assets	4,987	4,304
Total current assets	118,375	103,338
Fixed Assets:
Property, plant, and equipment	277,181	300,394
Less accumulated depreciation	(121,428)	(126,642)
Net fixed assets	155,753	173,752
Licenses	14,738	24,344
Goodwill	39,344	40,277
Other intangibles, net	2,349	2,658
Investment in and advances to unconsolidated affiliates	12,453	60
Other assets	1,614	5,816
Total assets	$344,626	$350,245
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$25,618	$23,036
Dividends payable	2,461	2,465
Accrued taxes	11,029	1,706
Advance payments and deposits	3,912	3,709
Other current liabilities	1,859	3,301
Total current liabilities	44,879	34,217
Deferred income taxes	13,082	14,077
Other liabilities	458	458
Long-term debt, excluding current portion	50,000	50,000
Total liabilities	108,419	98,752
Minority interests	27,236	29,527
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,675,518 and 15,697,557 shares issued, respectively, and 15,220,546 and 15,201,110 shares outstanding, respectively	157	157
Treasury stock, at cost; 454,972 and 496,447 shares, respectively	(3,403)	(4,560)
Additional paid-in capital	106,038	106,990
Retained earnings	108,414	121,614
Accumulated other comprehensive loss	(2,235)	(2,235)
Total stockholders’ equity	208,971	221,966
Total liabilities, minority interests and stockholders’ equity	$344,626	$350,245

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 and 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
REVENUE:
Wireless	$19,884	$24,786	$38,587	$44,539
Local telephone and data	11,439	12,267	22,506	24,514
International long distance	12,802	12,387	25,974	24,942
Other	1,032	974	2,010	2,049
Total revenues	45,157	50,414	89,077	96,044
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	7,696	8,376	14,255	15,964
Internet and programming	817	863	1,666	1,762
Engineering and operations	5,709	5,930	11,473	11,785
Sales and marketing	3,641	2,944	8,738	5,618
General and administrative	5,639	6,819	11,489	12,702
Depreciation and amortization	6,658	7,424	13,159	14,501
Gain on disposition of long-lived assets	(1,043)	—	(1,176)	—
Total operating expenses	29,117	32,356	59,604	62,332
Income from operations	16,040	18,058	29,473	33,712
OTHER INCOME (EXPENSE):
Interest expense	(661)	(664)	(883)	(1,316)
Interest income	517	410	1,108	978
Other income, net	1,514	143	1,768	368
Other income (expense), net	1,370	(111)	1,993	30
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	17,410	17,947	31,466	33,742
Income taxes	7,250	6,642	13,914	14,032
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	10,160	11,305	17,552	19,710
Minority interests, net of tax of $0.9 million for the three months ended June 30, 2007 and 2008, and $1.8 million for the six months ended June 30, 2007 and 2008	(1,753)	(1,373)	(2,703)	(2,374)
Equity in earnings of unconsolidated affiliates	642	272	1,098	735
NET INCOME	$9,049	$10,204	$15,947	$18,071
NET INCOME PER SHARE:
Basic	$0.60	$0.67	$1.05	$1.19
Diluted	$0.59	$0.67	$1.04	$1.18
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,161	15,187	15,156	15,192
Diluted	15,286	15,253	15,288	15,267
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.14	$0.16	$0.28	$0.32

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2008

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,947	$18,071
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,159	14,501
Gain on sale of investments in unconsolidated affiliates	(133)	—
Gain on sale of Commnet Wireless related assets	(1,043)	—
Amortization of stock-based compensation	418	549
Deferred income taxes	461	400
Minority interests	2,703	2,374
Equity in earnings of unconsolidated affiliates	(1,098)	(735)
Dividends received from Bermuda Digital Communications, Ltd.	968	1,106
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(3,431)	(1,513)
Materials and supplies, prepayments, and other current assets	2,177	(52)
Other assets	(648)	(4,846)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,844)	(1,787)
Accrued taxes	1,895	(8,728)
Net cash provided by operating activities	28,531	19,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,339)	(20,900)
Acquisitions of businesses, net of cash acquired of $1,687 and $5,154, respectively	(6,553)	(11,924)
Decrease in restricted cash	—	4,831
Purchase of short-term marketable securities	—	(120)
Proceeds from sale of investments in unconsolidated affiliates	276	—
Proceeds from sale of Commnet Wireless related assets	1,507	—
Net cash used in investing activities	(23,109)	(28,113)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(4,250)	(4,867)
Distributions to minority shareholders	(823)	(1,620)
Proceeds from stock option exercises	59	304
Purchase of common stock	—	(1,164)
Net cash used in financing activities	(5,014)	(7,347)
NET CHANGE IN CASH AND CASH EQUIVALENTS	408	(16,120)
CASH AND CASH EQUIVALENTS, beginning of the period	60,543	71,173
CASH AND CASH EQUIVALENTS, end of the period	$60,951	$55,053

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

•                    Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998.  On May 15, 2008, BDC completed a share repurchase of its common stock.  ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock.  Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  Effective with the completion of that share repurchase, the Company began consolidating BDC’s results of operations.

•                    Sovernet, Inc., (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England, primarily in Vermont. The Company has owned 96% of Sovernet since its acquisition in 2006.

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

Recent Accounting Pronouncements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As the Company’s unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the Company does not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

• For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

• The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The Company is currently evaluating the impact that the adoption of FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  As of June 30, 2008, we did not have any derivative instruments and do not expect that the adoption of SFAS 161 will have any impact on our consolidated financial statements.

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

Reclassifications

Certain reclassifications have been made to the 2007 statement of operations to conform to the 2008 presentation.  For the three months ended June 30, 2008, such reclassifications included an increase to 2007 wireless revenue of $0.8 million; a decrease to 2007 local telephone and data revenue of $0.3 million; an increase to 2007 international long distance revenue of $0.5 million and an increase to 2007 termination and access fees expense of $0.9 million.  For the six months ended June 30, 2008, such reclassifications included an increase to 2007 wireless revenue of $1.3 million; a decrease to 2007 local telephone and data revenue of $0.7 million; an increase to 2007 international long distance revenue of $0.7 million and an increase to 2007 termination and access fees expense of $1.3 million.

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

4. ACQUISITIONS

On May 15, 2008, the Company’s equity interest in BDC increased from 43% to 58% as a result of BDC’s repurchase of $17.0 million of shares from other shareholders.  Prior to this increase in equity interest, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  The Company began consolidating BDC’s results of operations from May 16, 2008, the date that we obtained control of BDC.

The transaction was accounted for using the purchase method and the $17.0 million of consideration, which was funded by a loan from the Company from its cash on hand, was allocated to the Company’s share of the assets acquired and liabilities assumed at their estimated fair values as of May 15, 2008. The Company is in the process of completing a third-party valuation of certain acquired tangible and intangible assets; thus, the allocation of the purchase price is preliminary. Included in the preliminary allocation was $9.4 million of licenses, $0.7 million attributable to BDC’s relationships with its existing customers as of the date of acquisition and $6.0 million allocable to other acquired assets and liabilities at fair value. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $0.9 million has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to the reputation of BDC as a retail provider of wireless services as well as a network operator, BDC’s reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace.  In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible for tax purposes.

The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2008 assuming that the BDC transaction had occurred on January 1, 2007 (in thousands, except per share data):

	Three Months Ended June 30,
	2007		2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$45,157	$51,571	$50,414	$53,672
Net Income	$9,049	$9,125	$10,204	$10,110
Earnings per Share:
Basic	$0.60	$0.60	$0.67	$0.67
Diluted	$0.59	$0.60	$0.67	$0.66

	Six Months Ended June 30,
	2007		2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$89,077	$101,005	$96,044	$104,651
Net Income	$15,947	$16,033	$18,071	$17,901
Earnings per Share:
Basic	$1.05	$1.06	$1.19	$1.18
Diluted	$1.04	$1.05	$1.18	$1.17

5.  FAIR VALUE MEASUREMENTS

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in thousands):

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Commercial paper	$—	$—	$—	$—
Certificates of deposit	—	5,400	—	5,400
Money market funds	20,111	—	—	20,111
Total assets measured at fair value	$20,111	$5,400	$—	$25,511

6.  DEPOSIT FOR ACQUISITION OF SPECTRUM

During the first quarter of 2008, we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry.  This amount is included in Other Assets in our Consolidated Balance Sheet as of June 30, 2008; it will be reclassified to Licenses, and considered a capital expenditure, upon the finalization of such award, scheduled to occur during the first quarter of 2009.

7.  CREDIT FACILITIES

Long-term debt comprises the following (in thousands):

	December 31, 2007	June 30, 2008
Note payable, as amended, to CoBank, ACB by ATN under a $50 million term loan	$50,000	$50,000

On August 31, 2007, ATN, as borrower, amended and restated its credit agreement with CoBank, ACB and Banco Popular de Puerto Rico (the “CoBank Credit Agreement”). The CoBank Credit Agreement provides a $50 million term loan (the “Term Loan”) and a $20 million revolving credit facility (the “Revolver Facility”, together with the Term Loan, the “Credit Facility”). The Credit Facility is guaranteed by our Commnet and Sovernet subsidiaries and is collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN, Commnet and Sovernet. The Term Loan has principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the Term Loan is payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the Revolver Facility (none as of June 30, 2008) accrue interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the Revolver Facility plus 1%.

The CoBank Credit Agreement contains certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that are typical for loan facilities of this type. Among other things, these covenants restrict ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN has also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet of 5.00 to one or less. As of June 30, 2008, the Company was in compliance with the covenants of the CoBank Credit Facility.

8.  STOCK-BASED COMPENSATION

In May 2008, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”).  The 2008 Plan replaced the 1998 Stock Option Plan, the 2005 Restricted Stock Plan and the Director’s Remuneration Plan (collectively and including the 2008 Plan the “Share Based Plans”), under which no further awards will be made.  The 2008 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture.

During the three months ended June 30, 2007 and 2008, the Company recognized $204,000 and $277,000, respectively, of non-cash compensation expense relating to grants under its Share Based Plans.  During the six months ended June 30, 2007 and 2008, the Company recognized $418,000 and $549,000, respectively, of non-cash compensation expense relating to grants under its Share Based Plans.

9.  NET INCOME PER SHARE

For the three and six months ended June 30, 2007 and 2008, stock options and restricted stock issued under the share based plans were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Basic weighted average common shares outstanding	15,161	15,187	15,156	15,192
Unvested shares	43	24	46	24
Stock options	82	42	86	51
Diluted weighted average common shares outstanding	15,286	15,253	15,288	15,267

The following notes the number of common shares not included in the above calculation because the effects of such were anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Unvested shares	—	7	—	7
Stock options	211	434	196	416
Total	211	441	196	423

10. SEGMENT REPORTING

The Company has five reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”), iii) Island Wireless, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”) and v) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”).  Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  The Island Wireless segment generates all of its revenues in and has all of its assets in Bermuda (“Bermuda Digital Communications”). The operating segments are managed separately because each offers different services and serves different markets. Certain elements of the 2007 segment information have been revised to conform to the current format of financial information reviewed by the Company’s chief operating decision makers.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$26,367	$12,919	$—	$3,693	$2,178	$2,602	$(2,602)	$45,157
Depreciation and amortization	3,889	1,723	—	431	539	76	—	6,658
Non-cash stock-based compensation	—	—	—	32	—	172	—	204
Gain on disposition of long-lived assets	—	(1,043)	—	—	—	—	—	(1,043)
Operating income (loss)	11,394	6,502	—	497	(283)	532	(2,602)	16,040
Interest expense	—	(168)	—	—	(880)	(660)	1,047	(661)
Interest income	175	50	—	81	—	1,258	(1,047)	517
Income taxes	4,731	2,726	—	195	(99)	(303)	—	7,250
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	7,475	(6,833)	642
Net income (loss)	$4,340	$3,632	$—	$227	$(1,326)	$9,009	(6,833)	$9,049

	For the Three Months Ended June 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$24,687	$16,863	$2,966	$3,730	$2,168	$2,677	$(2,677)	$50,414
Depreciation and amortization	4,163	2,215	275	422	275	74	—	7,424
Non-cash stock-based compensation	—	—	—	32	—	245	—	277
Gain on disposition of long-lived asset	—	—	—	—	—	—	—	—
Operating income (loss)	10,817	8,429	938	553	(385)	383	(2,677)	18,058
Interest expense	—	(76)	(105)	(1)	(879)	(663)	1,060	(664)
Interest income	155	96	5	53	—	1,161	(1,060)	410
Income taxes	4,590	3,112	—	186	(135)	(1,111)	—	6,642
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	8,078	(7,806)	272
Net income (loss)	$4,044	$4,519	$394	$259	$(1,275)	$10,069	$(7,806)	$10,204

	For the Six Months Ended June 30, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$52,822	$24,756	$—	$7,326	$4,173	$5,130	$(5,130)	$89,077
Depreciation and amortization	7,766	3,253	—	901	1,086	153	—	13,159
Non-cash stock-based compensation	—	—	—	63	—	355	—	418
Gain on disposition of long-lived assets	—	(1,176)	—	—	—	—	—	(1,176)
Operating income (loss)	22,470	11,372	—	936	(851)	676	(5,130)	29,473
Interest expense	—	(335)	—	—	(1,742)	(881)	2,075	(883)
Interest income	315	84	—	145	—	2,639	(2,075)	1,108
Income taxes	9,365	4,555	—	344	(298)	(52)	—	13,914
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	13,103	(12,005)	1,098
Net income (loss)	$8,459	$6,052	$—	$426	$(2,877)	$15,892	$(12,005)	$15,947

	For the Six Months Ended June 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$49,890	$31,406	$2,966	$7,430	$4,352	$5,226	$(5,226)	$96,044
Depreciation and amortization	8,347	4,206	275	850	673	150	—	14,501
Non-cash stock-based compensation	—	—	—	63	—	486	—	549
Gain on disposition of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	21,706	15,178	938	1,133	(806)	789	(5,226)	33,712
Interest expense	—	(214)	(105)	(3)	(1,759)	(1,312)	2,077	(1,316)
Interest income	350	271	5	112	—	2,317	(2,077)	978
Income taxes	9,527	5,593	—	386	(282)	(1,192)	—	14,032
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	14,804	(14,069)	735
Net income (loss)	$7,879	$8,122	$394	$537	$(2,581)	$17,789	$(14,069)	$18,071

Segment Assets

December 31, 2007	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television And Data	Corporate	Consolidated
Net Fixed Assets	$111,963	$34,868	$—	$3,320	$4,884	$718	$155,753
Goodwill	—	32,148	—	7,196	—	—	39,344
Total Assets	156,094	117,680	—	22,922	6,547	41,383	344,626

Segment Assets

June 30, 2008	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television And Data	Corporate	Consolidated
Net Fixed Assets	$107,321	$45,306	$12,898	$3,166	$4,489	$572	$173,752
Goodwill	—	32,148	855	7,274	—	—	40,277
Total Assets	155,934	121,145	33,336	22,544	6,193	11,093	350,245

Capital Expenditures

Six Months Ended June 30,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television And Data	Corporate	Consolidated
2007	$10,682	$7,078	$—	$575	$4	$—	$18,339
2008	5,905	14,506	22	294	171	2	20,900

11.  RELATED PARTY TRANSACTION

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

In a letter dated September 8, 2006, Guyana’s National Frequency Management Unit (“NFMU”) implied that spectrum fees in 2008 and onward may be increased beyond an amount agreed between GT&T and the Government. GT&T stated its position in a September 14, 2006 letter to the Guyana Government that, by agreement with the Government, spectrum fees would be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees, that results in total spectrum fees payable that do not appreciably exceed the capped amount. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that determining spectrum fees prior to development of an acceptable methodology would violate the Government’s prior agreement.

Since 2001, the Government has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In 2002, the Government held formal discussions with GT&T regarding this matter. In February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government officials to discuss potential modifications of GT&T’s exclusivity rights and the introduction of competition for international voice and data services. ATN and GT&T believe that such competition is precluded by GT&T’s exclusive license to provide domestic fixed (local exchange) and international voice and data services in Guyana,  which has a stated expiration in December 2010 and is renewable for an additional 20 year term at GT&T’s option.

ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. The Government has informally indicated that it anticipates a transition to full competition in the telecommunications sector will require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T.  GT&T is working with the Government to develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition.  Further, ATN and GT&T believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between ATN and GT&T and the Government relating to certain tax and other matters (as described below), for GT&T to consider voluntarily relinquishing its rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana.  Although discussions are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government has indicated to us a desire to introduce competition in international services in late 2008.

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

On January 15, 2007, the Public Utilities Commission (“PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. GT&T’s National Competition has been offering promotions that appear to us to violate the floor on cellular rates. We believe the PUC is discriminately enforcing the new minimum and maximum rates in favor of GT&T’s primary competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC’s enforcement.  The PUC has indicated its intent to revisit the floor rate and, possibly, eliminate it.

In January 2007, the PUC ordered GT&T and GT&T’s National Competition to implement per-second billing for cellular airtime as opposed to the pre-existing practice of per-minute billing for airtime. The PUC has initiated a proceeding to consider expanding per-second billing to non-mobile, international outbound service.  Any such action by the PUC could have an adverse effect on GT&T’s financial condition or results of operations.

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

In a separate proceeding in September 2005, the FCC released an order reallocating to Advanced Wireless Services (“AWS”) another spectrum band used by Choice for its broadband data service. In September 2006, the FCC completed an auction of the AWS spectrum to new licensees. In order to clear the spectrum for the new licensee, Choice will be required to relocate certain operations to different spectrum. However, Choice believes any disruption to its operations by relocating to accommodate a new AWS licensee will be mitigated by the FCC’s relocation and compensation rules which specify a mandatory, multi-year negotiation period and relocation to comparable facilities with the costs borne by the party precipitating the move.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Form 10-K. Some of the statements in the discussion are forward-looking statements which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A, “Risk Factors” in our 2007 Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

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

•         Bermuda Digital Communications, Ltd. (or “BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. We acquired an equity interest in, and signed a management contract with, BDC in 1998.  On May 15, 2008, BDC completed a share repurchase of its common stock.  We did not tender any shares for repurchase, and, as a result of the transaction, increased our holdings from 43% to approximately 58% of BDC’s outstanding common stock.  Prior to this increase in holdings, we accounted for our investment in BDC under the equity method and earnings from BDC did not appear in our income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  Effective with the completion of BDC’s share repurchase, we began consolidating BDC’s results of operations.

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

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 4% to 6% of revenues from each operating subsidiary.

The following chart summarizes the operating activities of our subsidiaries and the markets they serve as of June 30, 2008:

Services	Segment	Operating Subsidiary/Affiliate	Markets
Wireless	Rural Wireless Integrated Telephony-International Island Wireless	Commnet GT&T BDC	United States (rural markets) Guyana Bermuda

Local Telephone and Data	Integrated Telephony-International Integrated Telephony-Domestic Wireless Television and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England) U.S. Virgin Islands

International Long Distance	Integrated Telephony-International	GT&T	Guyana

Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 10 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations and we continue to rely on GT&T for a significant portion of our revenues and profits. GT&T provides domestic wireline telephone service and international long distance service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2007 Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue.  Most of these revenues and profits are from payments by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating by foreign carriers and terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. GT&T has also recently faced an increased competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market has significantly increased the competition we face in the Guyana wireless market. Since early 2007, Digicel has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive give-aways and handset subsidies. In turn, we have countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service at competitive prices are some of the most important bases on which we compete. In the short-term, however, promotions can have a significant effect on the market. This heightened competition has resulted in higher marketing expense and a decline in market share.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with additional growth opportunities. As a result, while GT&T continues to represent a significant portion of our revenues and profits, its relative contribution to our consolidated revenues and consolidated net income has declined significantly in recent years. For the quarters ended June 30, 2007 and 2008, GT&T generated approximately 58% and 49%, respectively, of our consolidated revenues.  Commnet generated approximately 65% and 68% of our wireless revenue for the second quarter of 2007 and 2008, respectively. Sovernet generated approximately 32% and 30% of our local telephone and data revenue for the three months ended June 30, 2007 and 2008. We are actively evaluating additional acquisition opportunities of businesses that meet our return on investment and other acquisition criteria.

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

We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services.  The Government recently indicated that a transition to full competition in the telecommunications sector is anticipated to require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T.  GT&T is working with the Government to develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition.

Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters (as described in Note 12 to our 2007 Form 10-K), for us to consider voluntarily relinquishing GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although discussions are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government has indicated to us a desire to introduce competition in international services in late 2008.

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

We are highly dependent on GT&T for a significant portion of our revenues and profits. For the three months ended June 30, 2008 approximately 49% of our consolidated revenue and approximately 40% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues from GT&T have accounted for approximately 25% of our consolidated revenue during the three months ended June 30, 2008. As of June 30, 2008, we have invested approximately $282 million in Guyanese telecommunications infrastructure. A loss of exclusivity on international voice and data services would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. Any revocation, early termination or other modification of the exclusivity provisions of our license could adversely affect a majority of our revenues and profits and diminish the value of our investment in Guyana. See “Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk” in our 2007 Form 10-K.

Commnet Transaction.    In December 2007, Commnet completed the sale of 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million and recorded a pre-tax gain of $5.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum, lease additional spectrum and build a network in rural areas in three other states. As of May, 2008, this new network consists of approximately 70 base stations, and includes a long-term roaming agreement with this carrier. Commnet committed to and completed the new network build by June 30, 2008. The agreement also provides the carrier with a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The purchase price consideration reduces each option year and was determined based on estimates of what would be needed to provide a reasonable return on our investment and is intended to be reflective of the then fair value of the base stations.

BDC.    On May 15, 2008, BDC completed a $17.0 million share repurchase of its common stock. We did not tender any shares for repurchase, and, as a result of the transaction, increased our holdings from 43% to approximately 58% of BDC’s outstanding common stock.  We funded the transaction by loaning BDC $17.0 million from our cash on hand.

Upon completion of the tender offer, BDC’s option, which would have been exercisable in July 2008, to repurchase from us all of our equity interest in BDC, was replaced with our right, exercisable in May 2013, to purchase all of BDC’s then outstanding common stock at the then fair value of the shares.  In the event we do not exercise that right, BDC will then have the right to purchase all of our equity interest in BDC at the then fair value of the shares.

Results of Operations

Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2007	2008	(Decrease)	(Decrease)
		(In thousands)
REVENUE:
Wireless	$19,884	$24,786	$4,902	24.7%
Local telephone and data	11,439	12,267	828	7.2
International long distance	12,802	12,387	(415)	(3.2)
Other	1,032	974	(58)	(5.6)
Total revenue	45,157	50,414	5,257	11.6
OPERATING EXPENSES:
Termination and access fees	7,696	8,376	680	8.8
Internet and programming	817	863	46	5.6
Engineering and operations	5,709	5,930	221	3.9
Sales and marketing	3,641	2,944	(697)	(19.1)
General and administrative	5,639	6,819	1,180	20.9
Depreciation and amortization	6,658	7,424	766	11.5
Gain on disposition of long-lived assets	(1,043)	—	1,043	100.0
Total operating expenses	29,117	32,356	3,239	11.1
Income from operations	16,040	18,058	2,018	12.6
OTHER INCOME (EXPENSE):
Interest expense	(661)	(664)	(3)	0.5
Interest income	517	410	(107)	(20.7)
Other income, net	1,514	143	(1,371)	(90.6)
Other income (expense), net	1,370	(111)	(1,481)	(108.1)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	17,410	17,947	537	3.1
Income taxes	7,250	6,642	(608)	(8.4)
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	10,160	11,305	1,145	11.3
Minority interests, net of tax	(1,753)	(1,373)	380	21.7
Equity in earnings of unconsolidated affiliates, net of tax	642	272	(370)	(57.6)
NET INCOME	$9,049	$10,204	$1,155	12.8%

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana.  For 2008, wireless revenue also includes retail wireless revenues generated in Bermuda, effective May 15, 2008.

Wireless revenue increased to $24.8 million for the three months ended June 30, 2008 from $19.9 million for the three months ended June 30, 2007, an increase of $4.9 million, or 25%.

Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $4.0 million, or 31%, to $16.9 million from $12.9 million for the quarter ended June 30, 2008 and 2007, respectively. The increase in revenue from this business was due primarily to growth in voice and data traffic at existing sites as well as the continued deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use and increased data revenue.  Also included in this increase was $0.7 million of switching fees earned on the 59 sold base stations. As of June 30, 2008 a total of 367 base stations were deployed as compared to 309 base stations as of June 30, 2007. Of the 367 total base stations, all were GSM and CDMA base stations as of June 30, 2008, as compared to 263 GSM and CDMA base stations as of June 30, 2007.

The consolidation of our Bermuda subsidiary’s operating results contributed $2.9 million of the increase in wireless revenue. This increase reflects one and a half month’s operations of BDC, which became a consolidated subsidiary on May 15, 2008.

The increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless operator entered the market in late 2006 with aggressive marketing campaigns and handset subsidies.  This decline in revenue in the second quarter of 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana caused our wireless subscribers to decrease by 28,000, or 9%, from 305,000 subscribers as of June 30, 2007 to 277,000 subscribers as of June 30, 2008. These factors resulted in a $2.0 million decrease in GT&T’s wireless revenue from $7.0 million during the second quarter of 2007 to $5.0 million during the same period of 2008.

We anticipate that our wireless revenue will continue to increase in future periods as a result of our increased interest in BDC, which is now consolidated into our results of operations, and from the continued growth of our rural U.S. operations. The increase in voice and data traffic from our rural U.S. operations is likely be offset, in part, by scheduled and negotiated reductions in rates. We also anticipate that the switching fees related to the 59 sold base stations will also decrease rapidly and terminate by the end of 2008.  In our Guyana retail wireless business, we expect that the network capacity and coverage we have added will lead to increased traffic over time, although competitive pressures in the past year have caused a decline in our subscriber base which may limit future growth or even cause further decline.

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

Local telephone and data revenue increased by $0.9 million, or 8%, to $12.3 million for 2008 from $11.4 million for 2007. The increase is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 124,000 lines as of June 30, 2007 to approximately 135,000 lines as of June 30, 2008 (an increase of 9%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  While Sovernet continues to add business customers for its voice and data services and improve profitability, its overall revenue remains largely unchanged because of the decline in its residential data business, particularly its dial-up internet services.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber and access line growth in Guyana, the U.S. Virgin Islands and New England.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 86% of all international long distance traffic and more than 71% of international long distance revenue for the three months ended June 30, 2008, is settled in U.S. dollars.

International long distance revenue was $12.4 million during the second quarter, a decrease of $0.4 million, or 3%, from $12.8 million in 2007. This decrease was partly a result of certain significant events during the second quarter of 2007, such as Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which we believe caused an increase in international traffic during that period.  The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is likely to negatively impact this revenue in the future.  We are also subject to illegal bypass via internet calling, which we believe increased considerably in 2008, and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which remained at $1.0 million for 2008 and 2007. Our growth in revenue from our wireless digital television services is expected to continue to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fee expenses increased by $0.7 million, or 9%, from $7.7 million to $8.4 million from 2007 to 2008, respectively as a result of increased traffic at Commnet and GT&T, as well as the consolidation of BDC’s results of operations. These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

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

Engineering and operations expenses increased by $0.2 million, or 4%, from $5.7 million to $5.9 million for 2007 to 2008, respectively. This increase is primarily the result of the consolidation of the operating results of our Bermuda subsidiary. We expect that engineering and operations will continue to increase to further support our domestic and international networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.7 million, or 19%, from $3.6 million to $2.9 million from 2007 to 2008, respectively. During the second quarter of 2007, GT&T incurred an unusually high level of sales and marketing costs in response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions.  In 2008, GT&T’s sales and marketing expenses returned to a lower level.  While we do not think that these expenses are likely to return to second quarter 2007 levels, it is hard to predict changes in the competitive environment and therefore there may be large fluctuations in these expenses in future periods.  The decrease in GT&T’s sales and marketing expenses was partially offset by BDC’s sales and marketing expenses which we began to consolidate effective May 15, 2008.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased $1.2 million, or 21%, from $5.6 million to $6.8 million from 2007 to 2008.  The consolidation of BDC’s operating results added $0.8 million of the increase.  We expect general and administrative expenses to increase in the future to support our growth but remain fairly consistent as compared to our consolidated revenues.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.7 million, or 10%, from $6.7 million to $7.4 million for 2007 and 2008, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Gain on disposition of long-lived assets. During the second quarter of 2007, our rural U.S. wireless operations sold certain assets resulting in a gain on such sale of $1.0 million.

Interest expense. Interest expense represents interest incurred on our outstanding debt including our $50.0 million term loan as well any outstanding amounts under our $20.0 million revolving line of credit facility.  Interest expense remained at $0.7 million from 2007 to 2008.  We had no outstanding borrowings under our revolving line of credit during the second quarters of 2007 and 2008.

Interest income. Interest income represents interest earned on our cash, cash equivalent and marketable securities.

Interest income decreased $0.1 million from $0.5 million for second quarter of 2007 to $0.4 million in 2008.  The decrease was a result of a decrease in the interest earned on cash and investments.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned, or expenses we incurred, including management fees received from BDC. Other income decreased from $1.5 million in 2007 to $0.1 million in 2008 as a result of a $1.3 million license settlement received by Commnet during 2007, and accounting for the elimination in consolidation of BDC management fees after May 15, 2008.  We expect other income to decrease in the future as a result of the consolidation accounting.

Income taxes. Income taxes represent taxes we pay on our net taxable income.

The effective tax rate was 42% for 2007 and 37% for 2008.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. For the three months ended June 30, 2008, the effective tax rate was positively impacted by the consolidation of the operating results of BDC (which operates in a no-tax jurisdiction), growth in taxable income in our U.S. operations and reduced losses in the U.S. Virgin Islands.  We expect that our effective tax rate will be reduced over time if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations. Consolidation of a full period of the operating results of BDC will also reduce this tax rate.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet, minority shareholders’ 42% equity interest in BDC effective May 15, 2008 upon our increased equity interest in BDC and our consolidation of its operating results and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. Minority interests decreased from $1.8 million to $1.4 million for 2007 and 2008, respectively, as a result of a decrease in net income at GT&T.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates included our share of the earnings of BDC prior to our consolidation of BDC’s operating results in May 2008, as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased from $0.6 million for 2007 to $0.3 million for 2008 as a result of the consolidation of BDC’s operating results. We expect equity in earnings of unconsolidated affiliates to decrease in future periods as the result of the consolidation of BDC’s operating results.

Net income. As a result of the above factors, net income increased by $1.2 million or 13% from $9.0 million for 2007 to $10.2 million for 2008. On a per share basis, net income increased from $0.60 per basic and $0.59 per diluted share to $0.67 per basic and diluted share from 2007 to 2008, respectively.

Segment results. We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony — Domestic; and (5) Wireless Television and Data. Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in our equity interest in BDC, effective May 15, 2008.  Segment results are set forth in Note 10 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2007	2008	(Decrease)	(Decrease)
		(In thousands)
REVENUE:
Wireless	$38,587	$44,539	$5,952	15.4%
Local telephone and data	22,506	24,514	2,008	8.9
International long distance	25,974	24,942	(1,032)	(4.0)
Other	2,010	2,049	39	1.9
Total revenue	89,077	96,044	6,967	7.8
OPERATING EXPENSES:
Termination and access fees	14,255	15,964	1,709	12.0
Internet and programming	1,666	1,762	96	5.8
Engineering and operations	11,473	11,785	312	2.7
Sales and marketing	8,738	5,618	(3,120)	(35.7)
General and administrative	11,489	12,702	1,213	10.6
Depreciation and amortization	13,159	14,501	1,342	10.2
Gain on disposition of long-lived assets	(1,176)	—	1,176	100.0
Total operating expenses	59,604	62,332	2,728	4.6
Income from operations	29,473	33,712	4,239	14.4
OTHER INCOME (EXPENSE):
Interest expense	(883)	(1,316)	(433)	(49.0)
Interest income	1,108	978	(130)	(11.7)
Other income, net	1,768	368	(1,400)	(79.2)
Other income (expense), net	1,993	30	(1,963)	(98.5)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	31,466	33,742	2,276	7.2
Income taxes	13,914	14,032	118	0.8
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	17,552	19,710	2,158	12.3
Minority interests, net of tax	(2,703)	(2,374)	329	12.2
Equity in earnings of unconsolidated affiliates, net of tax	1,098	735	(363)	(33.1)
NET INCOME	$15,947	$18,071	$2,124	13.3%

Wireless revenue.  Wireless revenue increased to $44.5 million for the six months ended June 30, 2008 from $38.6 million for the six months ended June 30, 2007, an increase of $5.9 million, or 15%.

Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $6.6 million, or 27%, to $31.4 million from $24.8 million. The increase in revenue from our U.S. wireless business was due primarily to growth in voice and data traffic at existing sites, as well as the continued deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use and increased data revenue.  Also included in this increase was $1.6 million of switching fees earned on the 59 sold base stations. As of June 30, 2008 a total of 367 base stations were deployed as compared to 309 base stations as of June 30, 2007. Of the 367 total base stations, all were GSM and CDMA base stations as of June 30, 2008, as compared to 263 GSM and CDMA base stations as of June 30, 2007.

The consolidation of our Bermuda subsidiary’s operating results contributed $2.9 million of the increase in wireless revenue. This increase reflects one and a half month’s operations of BDC, which became a consolidated subsidiary on May 15, 2008.

The increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless operator entered the market in late 2006 with aggressive marketing campaigns and handset subsidies.  This decline in revenue in the first six months of 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana caused our wireless subscribers to decrease by 28,000, or 9%, from 305,000 subscribers as of June 30, 2007 to 277,000 subscribers as of June 30, 2008, respectively. These factors resulted in a $3.6 million decrease in GT&T’s wireless revenue from $13.8 million during the first six months of 2007 to $10.2 million during the same period of 2008.

Local telephone and data revenue. Local telephone and data revenue increased by $2.0 million, or 9%, to $24.5 million for 2008 from $22.5 million for 2007. The increase is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 124,000 lines as of June 30, 2007 to approximately 135,000 lines as of June 30, 2008 (an increase of 9%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  While Sovernet continues to add business customers for its voice and data services and improve profitability, its overall revenue remains largely unchanged because of the decline in its residential data business, particularly its dial-up internet services.

International long distance revenue.  International long distance revenue was $24.9 million during the six months ended June 30, 2008, a decrease of $1.1 million, or 4%, from $26.0 million in 2007. This decrease was partly a result of certain significant events during the six months ended June 30, 2007, such as the run up to Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which we believe increased traffic volumes during that period.  We are also subject to illegal bypass via internet calling, which we believe increased considerably in the second quarter of 2008 and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.  The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is also likely to negatively impact this revenue in the future.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which remained constant at $2.0 million for 2008 and 2007. Our growth in revenue from our wireless digital television services is expected to continue to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

Termination and access fee expenses. Termination and access fee expenses increased by $1.7 million, or 12%, from $14.3 million to $16.0 million from 2007 to 2008, respectively as a result of increased traffic (minutes) at Commnet and GT&T, as well as the consolidation of BDC.

Internet and programming expenses. Internet and programming expenses increased modestly from $1.7 million in 2007 to $1.8 million in 2008. This increase was primarily from the growth in our broadband data and television subscribers in the U.S. Virgin Islands.

Engineering and operations expenses. Engineering and operations expenses increased by $0.3 million, or 3%, from $11.5 million to $11.8 million for 2007 to 2008, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana as well as the consolidation of BDC.

Sales and marketing expenses. Sales and marketing expenses decreased by $3.1 million, or 36%, from $8.7 million to $5.6 million from 2007 to 2008, respectively. During the first six months of 2007, GT&T incurred an unusually high level of sales and marketing costs as a response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions.  In 2008, GT&T’s sales and marketing expenses returned to a lower level.  The decrease in GT&T’s sales and marketing expenses was partially offset by BDC’s sales and marketing expenses which we began to consolidate effective May 15, 2008.

General and administrative expenses. General and administrative expenses increased $1.2 million, or 10%, from $11.5 million in 2007 to $12.7 million in 2008.  The consolidation of our Bermuda subsidiary contributed $0.8 million to this increase.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $1.3 million, or 10%, from $13.2 million to $14.5 million for 2007 and 2008, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana.

Gain on disposition of long-lived assets. During the six months ended June 30, 2007, our rural U.S. wireless operations sold certain assets resulting in a gain on such sales of $1.2 million.

Interest expense. Interest expense increased from $0.9 million for 2007 to $1.3 million for 2008. The increase in interest expense was due to a patronage credit adjustment received from our senior lender in the first quarter of 2007. We had no outstanding borrowings under our revolving line of credit during the second quarters of 2007 and 2008.

Interest income.  Interest income decreased $0.1 million, or 9% from $1.1 million in 2007 to $1.0 million in 2008.  The reduction is a result of a decrease in the interest earned on cash and investments for the first six months of 2008.

Other income (expense). Other income decreased from $1.8 million in 2007 to $0.4 million in 2008 as a result of a $1.3 million license settlement at Commnet during 2007, as well as a decrease in management fees from BDC.

Income taxes.  The effective tax rate was 44% for 2007 and 42% for 2008.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. For the six months ended June 30, 2008, the effective tax rate was negatively impacted by an increase in foreign dividends as compared to the same period in 2007.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet, minority shareholders’ 42% equity interest in BDC effective May 15, 2008 upon our increased equity interest in BDC and our consolidation of its operating results and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. Minority interests decreased from $2.7 million to $2.4 million for 2007 and 2008, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased $0.4 million, or 36% from $1.1 million for 2007 to $0.7 million for 2008 as a result of the consolidation of BDC.

Net income. As a result of the above factors, net income increased by $2.2 million or 14% from $15.9 million for 2007 to $18.1 million for 2008. On a per share basis, net income increased from $1.05 per basic and $1.04 per diluted share to $1.19 per basic and $1.18 per diluted share from 2007 to 2008, respectively.

Segment results. We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony — Domestic; and (5) Wireless Television and Data. Island Wireless became a reportable request upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  Segment results are set forth in Note 10 “Segment Reporting” to the Consolidated Financial Statements included in this Report.

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

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the six months ended June 30, 2007 and 2008, we spent approximately $18.3 million and $20.9 million on capital expenditures, respectively.  Of the $20.9 million of 2008 capital expenditures, we spent approximately $14.5 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $5.9 million was incurred expanding the capacity and coverage of our wireline and wireless network in Guyana. We also spent $0.3 million at Sovernet and expanded our service areas and switch capabilities.  In addition, during the first quarter of 2008, we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry.  This amount is included in Other Assets in our consolidated balance sheet as of June 30, 2008; it will be reclassified to Licenses, and considered a capital expenditure, upon the finalization of such award, scheduled to occur during the first quarter of 2009.

We are continuing to invest in expanding our networks in Guyana, Commnet, Sovernet and Bermuda and expect to incur capital expenditures between $40 million and $45 million, with approximately two-thirds used in connection with Commnet’s network expansion during the year ended December 31, 2008. While final plans and costs are not yet complete, we could incur up to an additional $10 million of capital expenditures in 2008 above this range as we continue to move forward with plans to land a submarine fiber optic cable in Guyana. Our total capital expenditures associated with this project over the next 18 months are expected to range from $20 million to $30 million. We expect to fund these expenditures from cash generated from our operations.

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

On May 15, 2008, our equity interest in BDC increased from 43% to 58% as a result of BDC’s repurchase of $17.0 million of shares from other shareholders.  We funded the transaction with cash on hand.

We continue to explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. We also explore opportunities to substantially expand our existing networks in the United States and the Caribbean including the plan to land a submarine cable to Guyana as mentioned earlier. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or incurrence of additional debt.

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2008, our dividends to our stockholders approximated $4.9 million (which reflects dividends paid on July 10, 2008). We have paid quarterly dividends for the last 39 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $2.1 million repurchasing common stock.  During the second quarter of 2008, we repurchased 42,351 shares for $1.2 million. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total Liquidity at June 30, 2008. As of June 30, 2008, we had approximately $55.1 million in cash and cash equivalents, a decrease of $16.1 million from the December 31, 2007 balance of $71.2 million. In addition, as of June 30, 2008, we had $5.4 million in short-term marketable securities.  We believe our existing cash balances and other capital resources, including the $20.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

Cash Generated by Operations. Cash provided by operating activities was $19.3 million for the six months ended June 30, 2008 compared to $28.5 million for the six months ended June 30, 2007.  The decrease of $9.2 million was due to a $3.0 million deposit made in connection with FCC Auction No. 73 as discussed above and the timing of certain domestic income tax payments.

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

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana” in our 2007 Form 10-K, “—Regulation of Our GT&T Subsidiary” in our 2007 Form 10-K and Note 12  to the Consolidated Financial Statements included in this Report.

Guyana—U.S. Foreign Currency Exchange.    GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. Since 2004 through March 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would further expose us to foreign currency risk in the event of exchange rate fluctuations.

GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of June 30, 2008, GT&T maintained U.S. $8.8 million of its cash balances in Guyana dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility. Our credit facility contains four financial tests with which Atlantic Tele-Network must comply:

•       a total leverage ratio (debt to EBITDA) of 2.00 to 1.00 or less;

•       a debt service coverage ratio (EBITDA to debt service) of 3.00 to 1.00 or more; and

•       an equity to assets ratio of 0.40 to 1.00 or more.

In addition, Commnet must comply with a leverage ratio test (debt of Atlantic Tele-Network and its subsidiaries, net of pledged cash, to EBITDA of Commnet and its subsidiaries) of 5.00 to 1.00. As of June 30, 2008, we were in compliance with the covenants of the credit facility.

Capital Markets.   Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time, of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $150 million of securities registered for potential future offerings.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in the Report.

Recent Accounting Pronouncements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our financial results.

Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As the Company’s unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the Company does not expect the adoption of FSP No. EITF 03-6-1 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its results of operations and financial position.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•	The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•	The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•	For intangible asset renewed or extended during the period:

• For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

• The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class.

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. The Company is currently evaluating the impact that the adoption of FSP 142-3 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  As of June 30, 2008, we did not have any derivative instruments and do not expect that the adoption of SFAS 161 will have any impact on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency - GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. Since 2004 through March 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would further expose us to foreign currency risk in the event of exchange rate fluctuations.

GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of June 30, 2008, GT&T maintained U.S. $8.8 million of its cash balances in Guyana dollars.

Interest Rates - We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments and the fact that we have no variable rate debt, we believe that fluctuations in interest rates will not materially affect our financial condition or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of June 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs(1)
April 1, 2008 – April 30, 2008	—	$—	—	$4,083,870
May 1, 2008 – May 31, 2008	42,351	27.48	42,351	2,919,965
June 1, 2008 – June 30, 2008	—	—	—	2,919,965

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on May 15, 2008, the persons whose names are set forth below were elected as directors. The relevant voting information for each person is set forth opposite such person’s name:

	Number of Shares Voted For	Number of Shares Withheld
Martin L. Budd	12,789,454	640,312

Thomas V. Cunningham	13,262,541	167,229
Cornelius B. Prior, Jr.	10,331,500	3,098,270

Michael T. Prior	12,961,350	468,420
Charles J. Roesslein	13,331,367	118,401
Brian A. Schuchman	11,203,769	2,226,001
Henry U. Wheatley	13,312,743	117,027

At the annual meeting our stockholders also approved the 2008 Equity Incentive Plan. The voting results related to the proposal were as follows:

Voted	Number of Votes
For	7,885,247
Against	349,882
Abstain	16,232
Non-votes	7,079,436

Also at the annual meeting our stockholders ratified the selection of PricewaterhouseCoopers LLP. The voting results related to the proposal were as follows:

Voted	Number of Votes
For	13,493,241
Against	20,345

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001)

3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 14, 2006)

10.1	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 23, 2008).

10.2

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).

10.3

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).

10.4

Form of Notice of Grant of Incentive Stock Option and Option Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).

10.5

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).

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

Atlantic Tele-Network, Inc.

Date: August 11, 2008	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 11, 2008	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer