Form 10-Q
period 2008-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2008-11-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(Registrant’s Telephone
Number, including Area Code)

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

As of November 10, 2008, the registrant had outstanding 15,201,110 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended September 30, 2008

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$71,173	$72,301
Restricted cash	4,831	—
Marketable securities	5,280	5,442
Accounts receivable, net of allowances	27,357	28,054
Materials and supplies	4,747	6,867
Prepayments and other current assets	4,987	4,110
Total current assets	118,375	116,774
Fixed Assets:
Property, plant, and equipment	277,181	321,685
Less accumulated depreciation	(121,428)	(134,647)
Net fixed assets	155,753	187,038
Licenses	14,738	30,734
Goodwill	39,344	41,801
Other intangibles, net	2,349	2,706
Investment in and advances to unconsolidated affiliates	12,453	—
Other assets	1,614	7,996
Total assets	$344,626	$387,049
LIABILITIES, MINORITY INTERESTS AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$750
Accounts payable and accrued liabilities	25,618	22,349
Dividends payable	2,461	2,773
Accrued taxes	11,029	4,283
Advance payments and deposits	3,912	3,728
Other current liabilities	1,859	4,486
Total current liabilities	44,879	38,369
Deferred income taxes	13,082	10,381
Other liabilities	458	1,484
Long-term debt, excluding current portion	50,000	74,062
Total liabilities	108,419	124,296
Minority interests	27,236	33,812
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,675,518 and 15,697,557 shares issued, respectively, and 15,220,546 and 15,201,110 shares outstanding, respectively	157	157
Treasury stock, at cost; 454,972 and 496,447 shares, respectively	(3,403)	(4,560)
Additional paid-in capital	106,038	107,196
Retained earnings	108,414	129,019
Accumulated other comprehensive loss	(2,235)	(2,871)
Total stockholders’ equity	208,971	228,941
Total liabilities, minority interests and stockholders’ equity	$344,626	$387,049

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2008

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
REVENUE:
Wireless	$22,074	$30,388	$60,662	$74,927
Local telephone and data	11,642	12,807	34,148	37,321
International long distance	13,335	11,794	39,309	36,736
Other	1,043	919	3,053	2,968
Total revenues	48,094	55,908	137,172	151,952
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	7,944	9,612	22,200	25,544
Internet and programming	857	869	2,524	2,631
Engineering and operations	5,420	6,431	16,893	18,217
Sales and marketing	3,614	3,123	12,352	8,741
General and administrative	5,804	7,228	17,292	19,961
Depreciation and amortization	6,815	8,289	19,975	22,790
(Gain)/Loss on disposition of long-lived assets	258	—	(917)	—
Total operating expenses	30,712	35,552	90,319	97,884
Income from operations	17,382	20,356	46,853	54,068
OTHER INCOME (EXPENSE):
Interest expense	(720)	(733)	(1,596)	(2,049)
Interest income	713	344	1,814	1,322
Other income (expense), net	282	(4)	2,052	364
Other income (expense), net	275	(393)	2,270	(363)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	17,657	19,963	49,123	53,705
Income taxes	7,863	8,538	21,778	22,570
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	9,794	11,425	27,345	31,135
Minority interests, net of tax of $0.9 million and $0.8 million for the three months ended September 30, 2007 and 2008, respectively and $2.7 million for the nine months ended September 30, 2007 and 2008	(1,060)	(1,286)	(3,762)	(3,659)
Equity in earnings of unconsolidated affiliates	668	—	1,766	735
NET INCOME	$9,402	$10,139	$25,349	$28,211
NET INCOME PER SHARE:
Basic	$0.62	$0.67	$1.67	$1.86
Diluted	$0.61	$0.66	$1.66	$1.85
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,175	15,181	15,162	15,186
Diluted	15,317	15,254	15,295	15,266
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.16	$0.18	$0.44	$0.50

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2008

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,349	$28,211
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	19,975	22,826
Gain on disposition of long-lived assets	(917)	—
Stock-based compensation	631	755
Deferred income taxes	282	400
Minority interests	3,762	3,659
Equity in earnings of unconsolidated affiliates	(1,766)	(735)
Dividends received from Bermuda Digital Communications, Ltd.	1,451	1,106
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(4,792)	1,858
Materials and supplies, prepayments, and other current assets	1,022	1,473
Other assets	(1,029)	(6,847)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,371)	(3,627)
Accrued taxes	2,073	(9,457)
Net cash provided by operating activities	44,670	39,622
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,212)	(34,611)
Acquisitions of businesses, net of cash acquired of $1,687 and $5,736, respectively	(6,721)	(23,052)
Decrease in restricted cash	—	4,831
Purchase of short-term marketable securities	—	(162)
Net proceeds from sale of fixed assets	2,305	—
Net cash used in investing activities	(35,628)	(52,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	75,000
Repayments of long-term debt	—	(50,188)
Dividends paid on common stock	(6,379)	(7,293)
Distributions to minority shareholders	(2,396)	(2,159)
Proceeds from stock option exercises	157	304
Purchase of common stock	—	(1,164)
Net cash used in financing activities	(8,618)	14,500
NET CHANGE IN CASH AND CASH EQUIVALENTS	424	1,128
CASH AND CASH EQUIVALENTS, beginning of the period	60,543	71,173
CASH AND CASH EQUIVALENTS, end of the period	$60,967	$72,301

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following principal operating subsidiaries:

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

•                    Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998.  On May 15, 2008, BDC completed a share repurchase of its common stock.  ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock.  Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  Effective with the completion of that share repurchase, the Company began consolidating BDC’s balance sheet and results of operations. BDC also provides wireless services in Turks & Caicos through an investment made in the third quarter 2008.

•                    Sovernet, Inc. (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet’s retail telecommunications services is delivered to business and residential customers in Vermont and New Hampshire.  Through an investment made in 2008, Sovernet also delivers wholesale transport services in New York State through ION. The Company has owned 96% of Sovernet since its acquisition in February 2006.

•                    Choice Communications, LLC (“Choice”), is a leading provider of fixed wireless broadband data, wireless digital television services and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

ATN provides management, technical, financial, regulatory and marketing services for its subsidiaries and typically receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from previously unconsolidated affiliates are included in “Other Income” in the accompanying statements of operations.

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

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The FSP also requires the incremental disclosures for renewable intangible assets

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for ATN). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. We are currently evaluating the impact that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our consolidated financial results.

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

Reclassifications

Certain reclassifications have been made to the 2007 statement of operations to conform to the 2008 presentation.  For the three months ended September 30, 2007, such reclassifications consisted of an increase to 2007 wireless revenue of $0.6 million; a decrease to 2007 local telephone and data revenue of $0.2 million; an increase to 2007 international long distance revenue of $0.7 million and an increase to 2007 termination and access fees expense of $1.1 million.  For the nine months ended September 30, 2007, such reclassifications consisted of an increase to 2007 wireless revenue of $1.9 million; a decrease to 2007 local telephone and data revenue of $0.9 million; an increase to 2007 international long distance revenue of $1.4 million and an increase to 2007 termination and access fees expense of $2.5 million.

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

4.  ACQUISITIONS

During 2008, the Company completed the acquisitions of ION, and Islandcom Telecommunications and increased its ownership interest in BDC (collectively, the “2008 Acquisitions”).

Bermuda Digital Communications

On May 15, 2008, the Company’s equity interest in BDC increased from 43% to 58% as a result of BDC’s repurchase of $17.0 million of shares from other shareholders.  Prior to this increase in equity interest, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  The Company began consolidating BDC’s balance sheet and results of operations from May 16, 2008, the date that we obtained control of BDC.

The transaction was accounted for using the purchase method and the $17.0 million of cash consideration, was allocated to the Company’s increased share of the assets acquired and liabilities assumed at their estimated fair values as of May 15, 2008.  The income approach was used to value each of these identifiable intangible assets which is an approach based upon the economic principle of anticipation in that the value of any property is the present value of the expected income that can be generated through ownership of that property.  Included in the allocation of the purchase price was $9.4 million of licenses, $0.9 million attributable to BDC’s relationships with its existing customers as of the date of acquisition and $6.0 million allocable to other acquired assets and liabilities at fair value. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $2.4 million has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, the reputation of BDC as a retail provider of wireless services as well as a network operator, BDC’s reputation for customer care, the skills and experience of its management and staff associated with the 2008 Acquisitions and the strategic position it holds in its marketplace.  The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized, which is expected to be ten years. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible.

ION, LLC

On August 15, 2008, the Company, through its Sovernet subsidiary, completed its acquisition of 75% of the equity of ION, LLC (“ION”), an upstate New York provider of high capacity communications network transport services.  The acquisition of ION continues the Company’s strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date of August 15, 2008, the Company began consolidating ION’s balance sheet and the operating results of ION into its results of operations.

The transaction was accounted for using the purchase method and the $5.6 million of cash consideration was allocated to the Company’s share of the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The Company is in the process of completing a valuation of certain acquired tangible and intangible assets; thus, the allocation of the purchase price is preliminary as of September 30, 2008. Based upon the preliminary allocation, no goodwill or intangible assets have been recorded in connection with this transaction.

The results of ION are included in the Company’s “Integrated Telephony-Domestic” segment as reported in Note 11.

Islandcom Telecommunications

On September 1, 2008, the Company, through its BDC subsidiary, completed its acquisition of 42% of the equity of Islandcom Telecommunications (“Islandcom”), a provider of wireless telecommunication services in Turks & Caicos.  If current laws, which restrict foreign ownership of companies operating in Turks & Caicos, are changed, BDC will be able to increase its ownership in Islandcom from 42% to 76% through the exercise of a warrant received as a part of the acquisition.  The value of the warrant was determined based upon the estimated value of Islandcom’s shares and the likelihood that the current laws are changed.  The Company, through its majority representation on Islandcom’s board of directors exercises control and as a result, the Company has consolidated the balance sheet and operating results of Islandcom since the date of acquisition.

The transaction was accounted for using the purchase method and the $5.4 million of consideration was allocated to the Company’s share of the assets acquired and liabilities assumed at their estimated fair values as of the acquisitions date.  The preliminary allocation of the purchase price, as determined by management, included $6.4 million of telecommunications licenses.

Islandcom, which further expands the Company’s wireless networks into under-served markets, is included in the Company’s “Island Wireless” segment as reported in Note 11.

In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, “Goodwill and Other Intangible Assets”.

The following table reflects unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2007 and 2008 assuming that the 2008 Acquisitions had occurred at the beginning of each period presented (in thousands, except per share data):

	Three Months Ended September 30,
	2007		2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$48,094	$55,285	$55,908	$56,281
Net Income	$8,048	$8,717	$10,139	$9,537
Earnings per Share:
Basic	$0.53	$0.57	$0.67	$0.63
Diluted	$0.53	$0.57	$0.66	$0.63

	Nine Months Ended September 30,
	2007		2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$137,172	$156,766	$151,952	$162,044
Net Income	$25,349	$21,652	$28,211	$25,733
Earnings per Share:
Basic	$1.67	$1.43	$1.86	$1.69
Diluted	$1.66	$1.42	$1.85	$1.69

5.  FAIR VALUE MEASUREMENTS

The following tables present information (in thousands) about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.  As of September 30, 2008, the Company did not have any level 3 assets or liabilities.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Commercial paper	$—	$—	$—
Certificates of deposit	—	5,442	5,442
Money market funds	13,625	—	13,625
Total assets measured at fair value	$13,625	$5,442	$19,067

Interest rate swap (Note 8)	$—	$1,026	$1,026
Total liabilities measured at fair value	$—	$1,026	$1,026

The fair value of the interest rate swap was determined using a pricing model predicated upon observable market inputs.  See Note 8.

6.  DEPOSIT FOR ACQUISITION OF SPECTRUM

During the first quarter of 2008, we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to wireless operators.  This amount is included in Other Assets in our Consolidated Balance Sheet as of September 30, 2008; it will be reclassified to Licenses, and considered a capital expenditure, upon the finalization of such award, expected to occur during the first quarter of 2009.

7.  CREDIT FACILITIES

Long-term debt comprises the following (in thousands):

	December 31, 2007	September 30, 2008
Note payable — $50 million term loan	$50,000	$—
Note Payable — $75 million term loan	—	74,812
	50,000	74,812
Less: Current Portion	—	750
Total Long Term Debt	$50,000	$74,062

2005 Loan Facility

On August 31, 2007, the Company, as borrower, amended and restated its credit agreement with CoBank, ACB and Banco Popular de Puerto Rico (the “2005 CoBank Credit Agreement”). The 2005 CoBank Credit Agreement provided a $50 million term loan (the “2005 Term Loan”) and a $20 million revolving credit facility (the “2005 Revolver Facility”, together with the 2005 Term Loan, the “2005 Credit Facility”). The 2005 Credit Facility was guaranteed by our Commnet and Sovernet subsidiaries and was collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN, Commnet and Sovernet. The 2005 Term Loan had principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the 2005 Term Loan was payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the 2005 Revolver Facility (none as of September 30, 2008) accrued interest at a rate equal to (at the Company’s option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the 2005 Revolver Facility plus 1%.

The 2005 CoBank Credit Agreement contained certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that were typical for loan facilities of this type. Among other things, these covenants restricted ATN’s ability to incur additional debt in the future or to incur liens on its property. ATN also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet of 5.00 to one or less.

2008 Loan Facility

On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”).  The 2008 CoBank Credit Agreement replaced the 2005 Credit Agreement and provides a $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”).

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015.  The remaining outstanding principal balance is to be repaid on September 10, 2015 when the 2008 Term Loan matures.  The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility.  At September 30, 2008, no amounts have been drawn under the 2008 Revolver Facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate.  Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company’s leverage ratio while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company’s leverage ratio.  Borrowings as of September 30, 2008, including the interest rate swap agreement in Note 8, were bearing a weighted average interest rate of 5.50%.

The 2008 Credit Facility is guaranteed by the Company’s Commnet, Sovernet and choice subsidiaries, along with certain of the Company’s other domestic subsidiaries, and is collateralized by a security interest in substantially all of the assets of the Company and the guarantor subsidiaries, including Commnet, Sovernet and choice, and a pledge of the stock of certain of the Company’s direct and indirect, domestic and foreign, subsidiaries, including its principal operating subsidiaries, and stock owned by the Company.

The 2008 Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries.  Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property.  The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1.  As of September 30, 2008, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

See Note 8 for a discussion regarding the Company’s interest rate swap that corresponds to a portion of our variable rate debt in order to effectively hedge interest rate risk.

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On September 23, 2008, the Company entered into a forward starting interest rate swap agreement to add stability to interest expense and to manage its exposure to adverse changes in interest rates. The interest rate swap agreement has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%.  The interest rate swap agreement effectively converts the variable interest payments on the first $68 million of the 2008 Term Loan to a fixed rate of 4.42% plus any credit spread, if applicable, over the life of the agreement.  The interest rate swap agreement has an effective date of October 15, 2008, and a maturity date of September 15, 2015.

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including hedging activities.  As required by SFAS 133, the Company records its interest rate swap derivative on the balance sheet at fair value.  The accounting for changes in the fair value depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, such as our interest rate swap, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of the hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

At September 30, 2008 the Company’s interest rate swap agreement, which qualifies as an effective cash flow hedge under SFAS 133, had a fair value of ($1,026,000) which was included in other liabilities.  The change in net unrealized losses on the cash flow hedge reported in the consolidated statements of changes in shareholders’ equity is $1,026,000, net of income tax benefit of $390,000.  Amounts reported in accumulated other comprehensive income related to the interest rate swap agreement will be reclassified to interest income as interest payments are received on the Company’s variable-rate loan assets.

The Company does not use derivatives for trading or speculative purposes.

9.  STOCK-BASED COMPENSATION

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

During the three months ended September 30, 2007 and 2008, the Company recognized $213,000 and $205,000, respectively, of non-cash compensation expense relating to grants under its Share Based Plans.  During the nine months ended September 30, 2007 and 2008, the Company recognized $631,000 and $755,000, respectively, of non-cash compensation expense relating to grants under its Share Based Plans.

10.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2007 and 2008, stock options and restricted stock issued under the share based plans were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Basic weighted average common shares outstanding	15,175	15,181	15,162	15,186
Unvested shares	37	9	43	15
Stock options	105	64	90	65
Diluted weighted average common shares outstanding	15,317	15,254	15,295	15,266

The following notes the number of common shares not included in the above calculation because the effects of such were anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Stock options	69	229	73	221

11.  SEGMENT REPORTING

The Company has five reportable segments which are considered material for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana (“GT&T”), ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States (“Commnet”), iii) Island Wireless, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States (“Sovernet”) and v) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands (“Choice”).  Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  The Island Wireless segment generates its revenues in and has its assets in Bermuda (“Bermuda Digital Communications”) and Turks and Caicos (“Islandcom”). The operating segments are managed separately because each offers different services and serves different markets.

Certain elements of the 2007 segment information have been revised to conform to the current format of financial information reviewed by the Company’s chief operating decision makers.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$26,234	$15,962	$—	$3,661	$2,237	$2,720	$(2,720)	$48,094
Depreciation and amortization	3,905	1,879	—	431	522	78	—	6,815
Non-cash stock-based compensation	—	—	—	32	—	181	—	213
Loss on disposition of long-lived assets	—	—	—	—	—	258	—	258
Operating income (loss)	11,479	7,938	—	508	(404)	581	(2,720)	17,382
Interest expense	—	(195)	—	—	(880)	(694)	1,049	(720)
Interest income	168	81	—	90	—	1,423	(1,049)	713
Income taxes	4,768	2,874	—	157	(142)	206	—	7,863
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	8,133	(7,465)	668
Net income (loss)	$4,394	$4,253	$—	$283	$(1,282)	$9,219	(7,465)	$9,402

	For the Three Months Ended September 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$24,725	$19,877	$5,109	$4,148	$2,049	$2,663	$(2,663)	$55,908
Depreciation and amortization	4,212	2,504	705	516	278	74	—	8,289
Non-cash stock-based compensation	—	—	—	32	—	174	—	206
Gain on disposition of long-lived asset	—	—	—	—	—	—	—	—
Operating income (loss)	10,411	10,846	1,228	147	(601)	988	(2,663)	20,356
Interest expense	—	—	(218)	(22)	(879)	(733)	1,119	(733)
Interest income	178	62	11	41	—	1,171	(1,119)	344
Income taxes	4,406	4,050	—	150	(210)	142	—	8,538
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	8,646	(8,646)	—
Net income (loss)	$3,883	$5,873	$537	$(19)	$(1,418)	$9,929	$(8,646)	$10,139

	For the Nine Months Ended September 30, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$79,057	$40,718	$—	$10,987	$6,410	$7,850	$(7,850)	$137,172
Depreciation and amortization	11,671	5,132	—	1,332	1,608	232	—	19,975
Non-cash stock-based compensation	—	—	—	95	—	536	—	631
(Gain)/Loss on disposition of long-lived assets	—	(1,175)	—	—	—	258	—	(917)
Operating income (loss)	33,949	19,309	—	1,444	(1,255)	1,256	(7,850)	46,853
Interest expense	—	(530)	—	7	(2,622)	(1,575)	3,124	(1,596)
Interest income	483	165	—	228	—	4,062	(3,124)	1,814
Income taxes	14,133	7,429	—	501	(439)	154	—	21,778
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	21,236	(19,470)	1,766
Net income (loss)	$12,853	$10,304	$—	$709	$(3,861)	$24,814	$(19,470)	$25,349

	For the Nine Months Ended September 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$74,615	$51,284	$8,074	$11,578	$6,401	$7,889	$(7,889)	$151,952
Depreciation and amortization	12,559	6,710	981	1,366	951	223	—	22,790
Non-cash stock-based compensation	—	—	—	95	—	660	—	755
Gain on disposition of long-lived assets	—	—	—	—	—	—	—	—
Operating income (loss)	32,116	26,024	2,166	1,280	(1,407)	1,778	(7,889)	54,068
Interest expense	—	(214)	(323)	(24)	(2,638)	(2,046)	3,196	(2,049)
Interest income	528	333	16	153	—	3,488	(3,196)	1,322
Income taxes	13,933	9,642	—	536	(492)	(1,049)	—	22,570
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	23,450	(22,715)	735
Net income (loss)	$11,764	$13,995	$930	$518	$(3,999)	$27,718	$(22,715)	$28,211

Segment Assets

December 31, 2007	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television And Data	Corporate	Consolidated
Net Fixed Assets	$111,963	$34,868	$—	$3,320	$4,884	$718	$155,753
Goodwill	—	32,148	—	7,196	—	—	39,344
Total Assets	156,094	117,680	—	22,922	6,547	41,383	344,626

September 30, 2008	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television And Data	Corporate	Consolidated
Net Fixed Assets	$111,010	$47,461	$13,737	$9,879	$4,440	$511	$187,038
Goodwill	-	32,148	2,382	7,271	—	—	41,801
Total Assets	159,786	122,400	44,810	25,303	5,823	28,927	387,049

Capital Expenditures

Nine months Ended September 30,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Consolidated
2007	$16,752	$13,585	$-	$775	$66	$34	$31,212
2008	13,792	19,097	890	418	400	14	34,611

12.  RELATED PARTY TRANSACTION

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

In August 2007, the Company, upon final approval by the Company’s Board of Directors and Audit Committee, completed the sale of the remaining assets of the Haitian Subsidiaries to Access Haiti, S.A., a Haitian company in which Mr. Prior is a significant equity holder, for $750,000 and the release by Access Haiti, S.A. of certain indebtedness of Transnet S.A. In connection with the sale, Mr. Prior agreed to indemnify the Company for any claims made against the Haitian Subsidiaries by creditors and vendors of the Haitian Subsidiaries in excess of $200,000 in the aggregate. In addition, pursuant to the purchase agreement Mr. Prior purchased the Company’s remaining equity interests in the Haitian Subsidiaries for $1 on May 6, 2008.

During the nine months ended September 30, 2008, the Company’s Commnet subsidiary purchased certain equipment from Mobile Network Services, LLC, (“MNS”) for approximately $244,000. MNS was founded in 2007 by Brian A. Schuchman, one of the Company’s directors, who beneficially owns approximately 50% of the equity interests in MNS. Michael T. Prior, the Company’s President, Chief Executive Officer and Director, and Justin D. Benincasa, the Company’s Chief Financial Officer and Treasurer, each beneficially own 1.0% or less of the equity interests in MNS.

13.  COMMITMENTS AND CONTINGENCIES

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

In a letter dated September 8, 2006, Guyana’s National Frequency Management Unit (“NFMU”) implied that spectrum fees in 2008 and onward may be increased beyond an amount agreed between GT&T and the Government. GT&T stated its position in a September 14, 2006 letter to the Guyana Government that, by agreement with the Government, spectrum fees would be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees, that results in total spectrum fees payable that do not appreciably exceed the capped amount. In correspondence to GT&T in September 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that determining spectrum fees prior to development of an acceptable methodology would violate the Government’s prior agreement.  The NFMU has not addressed this matter or issued an invoice to GT&T for spectrum fees.

Since 2001, the Government has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In 2002, the Government held formal discussions with GT&T regarding this matter. In February and March 2008, at the request of the Government, GT&T met with high-ranking Government officials to discuss potential modifications of GT&T’s exclusivity rights and the introduction of competition for international voice and data services. ATN and GT&T believe that such competition is precluded by GT&T’s exclusive license to provide domestic fixed (local exchange) and international voice and data services in Guyana, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at GT&T’s option.

ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. The Government has informally indicated that it anticipates a transition to full competition in the telecommunications sector will require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T.  GT&T is working with the Government to develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition.  Further, ATN and GT&T believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between ATN and GT&T and the Government relating to certain tax and other matters (as described below), for GT&T to consider voluntarily relinquishing its rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana.  Although informal discussions are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government had previously indicated to us a desire to introduce competition in international services in late 2008.

In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm, to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana.  At this time, ATN and GT&T do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting the exclusivity provision of our license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, ATN and GT&T would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding.

On January 15, 2007, the Public Utilities Commission (“PUC”) issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. GT&T’s national competitor has been offering promotions that appear to us to violate the floor on cellular rates. We believe the PUC is discriminately enforcing the new minimum and maximum rates in favor of GT&T’s primary competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC’s enforcement which remains outstanding.  The PUC has indicated its intent to revisit the floor rate and, possibly, eliminate it.

In January 2007, the PUC ordered GT&T and GT&T’s national competitor to implement per-second billing for cellular airtime as opposed to the pre-existing practice of per-minute billing for airtime. The PUC has initiated a proceeding to consider expanding per-second billing to non-mobile, international outbound service.  Any such action by the PUC could have an adverse effect on GT&T’s financial condition or results of operations.

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

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following principal operating subsidiaries:

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

•         Bermuda Digital Communications, Ltd. (or BDC), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. We acquired an equity interest in, and signed a management contract with, BDC in 1998.  On May 15, 2008, BDC completed a share repurchase of its common stock.  We did not tender any shares for repurchase, and, as a result of the transaction, increased our holdings from 43% to approximately 58% of BDC’s outstanding common stock.  Prior to this increase in holdings, we accounted for our investment in BDC under the equity method and earnings from BDC did not appear in our income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates.  Effective with the completion of BDC’s share repurchase, we began consolidating BDC’s results of operations. BDC also provides wireless services in Turks and Caicos through an investment made in the third quarter 2008.

•         Sovernet, Inc., (or Sovernet), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York state. Sovernet’s retail telecommunications services is delivered to business and residential customers in Vermont and New Hampshire.  Through an investment made in 2008, Sovernet also delivers wholesale transport services in New York State through ION. We have owned 96% of Sovernet since its acquisition in February 2006.

•       Choice Communications, LLC (or Choice), a leading provider of fixed wireless broadband data services, wireless digital television services and dial-up internet services to retail and business customers in the U.S. Virgin Islands. We acquired Choice in October 1999 and own 100% of the equity of Choice.

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 3% to 6% of revenues from each operating subsidiary.  Management fees from consolidated subsidiaries are eliminated in consolidation.  Management fees from unconsolidated affiliates are included in “Other Income” in the accompanying statements of operations.

The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of September 30, 2008:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless Integrated Telephony-International Island Wireless	Commnet GT&T BDC	United States (rural markets) Guyana Bermuda, Turks & Caicos

Local Telephone and Data	Integrated Telephony-International Integrated Telephony-Domestic Wireless Television and Data	GT&T Sovernet Choice (internet access)	Guyana United States (New England and New york State) U.S. Virgin Islands

International Long Distance	Integrated Telephony-International	GT&T	Guyana

Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 11 to the Consolidated Financial Statements included in this Report.

In the past, we generated most of our revenue and operating income from our GT&T operations and we continue to rely on GT&T for a significant portion of our revenues and profits. GT&T provides domestic fixed (local exchange) and international voice and data service pursuant to an exclusive license from the Government of Guyana and provides wireless service on a non-exclusive basis. The rates that GT&T may charge for its services are regulated by the Public Utility Commission of Guyana (or PUC), an independent regulatory body responsible for regulating telecommunications. See “Business—Regulation of Our GT&T Subsidiary” in the 2007 Form 10-K. The largest component of GT&T’s contribution to our consolidated revenue and profit has been from its international long distance business and that business still accounts for roughly half of GT&T’s revenue.  Most of these revenues and profits are from payments by foreign carriers, which are denominated in U.S. dollars, for handling international long distance calls originating by foreign carriers and terminating in Guyana. The rates at which GT&T collects fees from foreign carriers are established by agreements between it and foreign carriers, and can be affected by limits set by foreign telecommunications regulators, especially the U.S. Federal Communications Commission (or FCC). The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana, the rate foreign carriers pay GT&T for handling the incoming international calls, and the number of people in Guyana capable of receiving international long distance calls, which consist of wireline telephone customers and all the wireless subscribers in Guyana (including subscribers to competitor wireless service providers). In addition, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. GT&T has also recently faced an increased competitive environment for wireless services in Guyana. Digicel’s entry into the Guyana wireless market has significantly increased the competition we face. Since early 2007, Digicel has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive give-a-ways and handset subsidies. In turn, we have countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service at competitive prices are some of the most important bases on which we compete. In the short-term, however, promotions can have a significant effect on the market. This heightened competition has resulted in higher marketing expense, particularly in 2007, and a decline in market share.

In 2005 and 2006, we entered new businesses and markets through our acquisitions of Commnet and Sovernet. These businesses have provided us with new sources of revenues and with additional growth opportunities. As a result, while GT&T continues to represent a significant portion of our revenues and profits, its relative contribution to our consolidated revenues and consolidated net income has declined significantly in recent years. For the quarters ended September 30, 2007 and 2008, GT&T generated approximately 55% and 44%, respectively, of our consolidated revenues.  Commnet generated approximately 72% and 65% of our wireless revenue for the third quarter of 2007 and 2008, respectively. Sovernet generated approximately 31% and 32% of our local telephone and data revenue for the three months ended September 30, 2007 and 2008. We are actively evaluating additional acquisition opportunities of businesses that meet our return on investment and other acquisition criteria.

Recent Developments

Guyana Operations.     Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. In

February and March 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T’s exclusive right to provide domestic fixed (Local Exchange) and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at our option.

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

Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of long-standing claims between us and the Government relating to tax and other matters (as described in Note 12 to our 2007 Form 10-K), for us to consider voluntarily relinquishing GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although discussions are ongoing, we have been open about our willingness to forego renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement, although the Government has previously indicated to us a desire to introduce competition in international services in late 2008.

In October 2008, GT&T was informally notified that the Government has retained the services of a U.S. based law firm to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. At this time, we do not know if there will be any regulatory developments in Guyana that will have the effect of terminating or limiting our exclusive license, and if so, the timing of any such developments and whether they would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and date services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.

We are highly dependent on GT&T for a significant portion of our revenues and profits. For the three months ended September 30, 2008 approximately 44% of our consolidated revenue and approximately 38% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues from GT&T have accounted for approximately 21% of our consolidated revenue during the three months ended September 30, 2008. As of September 30, 2008, we have invested approximately $290 million in Guyanese telecommunications infrastructure. A loss of exclusivity on international voice and data services would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. Any revocation, early termination or other modification of the exclusivity provisions of our license could adversely affect a majority of our revenues and profits and diminish the value of our investment in Guyana. See “Risk Factors—Our exclusive license to provide local exchange and long distance telephone services in Guyana is subject to significant political and regulatory risk” in our 2007 Form 10-K.

Commnet Transaction.    In December 2007, Commnet completed the sale of 59 base stations, along with spectrum licenses, in two Midwestern states for total consideration of approximately $17.0 million and recorded a pre-tax gain of $5.0 million. At the same time, Commnet entered into an agreement with this carrier to purchase spectrum, lease additional spectrum and build a network in rural areas in three other states. This new network consists of approximately 84 base stations, and includes a long-term roaming agreement with this carrier. The agreement also provides the carrier with a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year. The purchase price consideration reduces each option year and was determined based on estimates of what would be needed to provide a reasonable return on our investment and is intended to be reflective of the then fair value of the base stations.

BDC.    On May 15, 2008, BDC completed a $17.0 million share repurchase of its common stock. We did not tender any shares for repurchase, and, as a result of the transaction, increased our holdings from 43% to approximately 58% of BDC’s outstanding common stock.  We funded the transaction by loaning BDC $17.0 million from our cash on hand.

Upon completion of the tender offer, BDC’s option, which would have been exercisable in July 2008, to repurchase from us all of our equity interest in BDC, was replaced with our right, exercisable in May 2013, to purchase all of BDC’s then remaining outstanding common stock at the then fair value of the shares.  In the event we do not exercise that right, BDC will then have the right to purchase all of our equity interest in BDC at the then fair value of the shares.

On September 1, 2008, BDC completed its acquisition of 42% of the equity of Islandcom Telecommunications (“Islandcom”), a provider of wireless telecommunication services in Turks & Caicos for $6.0 million in cash.  If current laws, which restrict foreign ownership of companies operating in Turks & Caicos, are changed, BDC will be able to increase its ownership in

Islandcom from 42% to 76% through the exercise of a warrant received as a part of the acquisition.  Since officers of ATN and BDC make up a majority of Islandcom’s board of directors, the Company has consolidated the operating results of Islandcom since the date of acquisition. BDC founded the acquisition with an additional $5.0 million loan from ATN and cash on hand.

Sovernet Acquisition.  On August 15, 2008, Sovernet completed its acquisition of 75% of the equity of ION, LLC (“ION”), an upstate New York provider of high capacity communications network transport services for $5.6 million in cash.  The acquisition of ION continues the Company’s strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date, the Company began consolidating the results of ION in its results of operations.

Global economy.  Our operations and performance depend on general economic conditions.  The global economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, concerns about inflation, increased energy costs, decreased consumer confidence and other adverse business conditions.  Such fluctuations in the global economy could cause, among others, deterioration and continued decline in spending and increase in the cost of labor and materials.  As a result, our operating results could be significantly harmed.

Results of Operations

Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2007	2008	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$22,074	$30,388	$8,314	37.7
Local telephone and data	11,642	12,807	1,165	10.0
International long distance	13,335	11,794	(1,541)	(11.6)
Other	1,043	919	(124)	(11.9)
Total revenue	48,094	55,908	7,814	16.2
OPERATING EXPENSES:
Termination and access fees	7,944	9,612	1,668	21.0
Internet and programming	857	869	12	1.4
Engineering and operations	5,420	6,431	1,011	18.7
Sales and marketing	3,614	3,123	(491)	(13.6)
General and administrative	5,804	7,228	1,424	24.5
Depreciation and amortization	6,815	8,289	1,474	21.6
Loss on disposition of long-lived assets	258	—	(258)	(100.0)
Total operating expenses	30,712	35,552	4,840	15.8
Income from operations	17,382	20,356	2,974	17.1
OTHER INCOME (EXPENSE):
Interest expense	(720)	(733)	(13)	(1.8)
Interest income	713	344	(369)	(51.8)
Other income, net	282	(4)	(286)	(101.4)
Other income (expense), net	275	(393)	(668)	(242.9)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	17,657	19,963	2,306	13.1
Income taxes	7,863	8,538	675	8.6
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	9,794	11,425	1,631	16.7
Minority interests, net of tax	(1,060)	(1,286)	(226)	(21.3)
Equity in earnings of unconsolidated affiliates, net of tax	668	—	(668)	(100.0)
NET INCOME	$9,402	$10,139	$737	7.8

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana.  For 2008, wireless revenue also includes retail wireless revenues generated by our Island Wireless segment.

Wireless revenue increased to $30.4 million for the three months ended September 30, 2008 from $22.1 million for the three months ended September 30, 2007, an increase of $8.3 million, or 38% of this increase, $5.1 million was attributable to the consolidation of BDC, which we began consolidating as of May 15, 2008.

Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $3.9 million, or 24%, to $19.9 million from $16.0 million for the quarter ended September 30, 2008 and 2007, respectively. The increase in revenue from this business was due primarily to growth in voice and data traffic at existing sites as well as the continued

deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use. Data revenue also increased as a result of the upgrade of many base stations’ data capability, capacity and overall volume growth.  As of September 30, 2008 a total of 396 base stations were deployed as compared to 333 base stations as of September 30, 2007. Of the 396 total base stations, all were GSM and CDMA base stations as of September 30, 2008, as compared to 287 GSM and CDMA base stations as of September 30, 2007. In November 2008, we agreed to a new, multi-year roaming agreement with one of our largest carrier customers. While the new rates are reasonable and there are volume adjustments, they represent a reduction on previous rates and we expect rates for other major customers to decline as well in 2009.  We have reduced rates previously, particularly data rates, and have managed to avoid a material negative impact to date through volume growth and rigorous cost controls.

Going forward, we expect rate reductions to reduce our organic revenue growth rate and to put some pressure on operating margins.

The increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana.  This decline in revenue in the third quarter of 2008 reflects the continued impact of competition and a decrease in rates. This additional competition in Guyana caused our wireless subscribers to decrease by 57,000, or 17%, from 330,000 subscribers as of September 30, 2007 to 273,000 subscribers as of September 30, 2008. These factors resulted in a $0.7 million decrease in GT&T’s wireless revenue from $6.1 million during the third quarter of 2007 to $5.4 million during the same period of 2008.

We anticipate that our wireless revenue will continue to increase in future periods, although at a slower rate, as a result of our increased interest in BDC, which is now consolidated into our results of operations, and from the continued growth of our rural U.S. operations. The increase in voice and data traffic from our rural U.S. operations is likely be offset, in part, by scheduled and negotiated reductions in rates.  In our Guyana retail wireless business, we expect that the network capacity and coverage we have added may lead to increased traffic over time, although competitive pressures in the past year have caused a decline in our subscriber base which may limit future growth or even cause further decline.

Local telephone and data revenue. Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in New England and New York state and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges (excluding international long distance charges in Guyana), maintenance and equipment sales.

Local telephone and data revenue increased by $1.2 million, or 10%, to $12.8 million for 2008 from $11.6 million for 2007. Of the increase, $0.7 million is attributable to growth in GT&T’s access lines in Guyana from approximately 127,000 lines as of September 30, 2007 to approximately 136,000 lines as of September 30, 2008 (an increase of 7%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. Sovernet increased revenues by $0.5 million, due mainly to the acquisition of ION on August 15, 2008. Sovernet continues to add business customers for its voice and data services and improve profitability, though its overall revenue is partially offset by the decline in its residential data business, particularly its dial-up internet services.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network and subscriber and access line growth in the U.S. Virgin Islands and New England and increased transport revenues in update New York and, to a lesser extent, increased data revenue in Guyana.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 84% of all international long distance traffic and more than 69% of international long distance revenue for the three months ended September 30, 2008, is settled in U.S. dollars.

International long distance revenue was $11.8 million during the third quarter, a decrease of $1.5 million, or 11%, from $13.3 million in 2007.  The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is likely to negatively impact this revenue in the future.  We are also subject to illegal bypass via internet calling, which we believe increased considerably in 2008, and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which decreased to $0.9 million in 2008 from $1.0 million in 2007. Our growth in revenue from our wireless digital television services is expected to continue to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fee expenses increased by $1.7 million, or 22%, from $7.9 million to $9.6 million from 2007 to 2008, respectively as a result of increased traffic at Commnet, the consolidation of BDC’s results of operations and an increase in expenses at Sovernet due to consolidation of the operating results of ION, which Sovernet acquired in August 2008 acquisition of ION. This increase, was however, partially offset by a decrease in traffic at GT&T.  These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless CLEC operations in the United States expand.

Internet and programming expenses. Internet and programming expenses include internet connectivity charges and digital television programming.

Internet and programming expenses remained at $0.9 million from 2007 to 2008. We expect that internet and programming expenses will remain fairly consistent as a percentage of related revenues in the near future.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.0 million, or 19%, from $5.4 million to $6.4 million for 2007 to 2008, respectively. This increase was primarily the result of the consolidation of the operating results of our BDC subsidiary as well as the expansion of our wireless networks in the United States and Guyana. We expect that engineering and operations will continue to increase to further support our growing domestic and international networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.5 million, or 14%, from $3.6 million to $3.1 million from 2007 to 2008, respectively. Sales and marketing expenses at GT&T declined $0.7 million in the third quarter of 2008, as compared to the same period in 2007. Throughout 2007, GT&T incurred an unusually high level of sales and marketing costs in response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions.  In 2008, GT&T’s sales and marketing expenses returned to a lower level. While we do not think that these expenses are likely to return to 2007 levels, it is hard to predict changes in the competitive environment and therefore there may be large fluctuations in these expenses in future periods.  The decrease in GT&T’s sales and marketing expenses was partially offset by BDC’s sales and marketing expenses which we began to consolidate effective May 15, 2008.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased $1.4 million, or 24%, from $5.8 million to $7.2 million from 2007 to 2008.  The consolidation of BDC’s operating results included an increase of $1.9 million which was partially offset by lower costs at Commnet. We expect general and administrative expenses to increase in the future to support our growth but remain fairly consistent and in proportion to expected changes in to our consolidated revenues.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $1.5 million, or 22%, from $6.8 million to $8.3 million for 2007 and 2008, respectively. The increase was primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana, the consolidation of BDC’s results and the acquisitions of ION and Islandcom. We expect that depreciation and amortization expenses will increase in the near-term, because of continued capital expenditures to expand our networks.

Gain/Loss on disposition of long-lived assets. During the third quarter of 2007, the Company sold assets in Haiti resulting in a loss of $0.3 million. There were no dispositions in 2008.

Interest expense. Interest expense represents interest incurred on our outstanding credit facilities.  On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million term loan.  At the same time, the Company’s line of credit facility expanded from $20.0 million to $75.0 million. Further description of the new credit facility is set forth in Note 7, “Credit Facilities” to the Consolidated Financial Statements included in this Report.  Also during September 2008, the Company executed an interest rate swap which is further detailed in Note 8, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements included in this Report.

Interest expense remained at $0.7 for the three months ended 2007 and 2008.  We had no outstanding borrowings under our revolving lines of credit during the third quarters of 2007 and 2008.

Interest income. Interest income represents interest earned on our cash, cash equivalent and marketable securities.

Interest income decreased $0.4 million from $0.7 million for third quarter of 2007 to $0.3 million in 2008.  The decrease was a result of a decrease in the rate of interest earned on cash and investments.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Included in other income for 2007 were management fees received from BDC which, for 2008, were eliminated in consolidation. Other income decreased by $0.3 million in 2008 as a result of accounting for the elimination in consolidation of BDC management fees after May 15, 2008.  We expect other income to decrease in the future as a result of the consolidation accounting.

Income taxes. Income taxes represent taxes we pay on our net taxable income.

The effective tax rate was 45% for 2007 and 43% for 2008.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. For the three months ended September 30, 2008, the effective tax rate was positively impacted by the consolidation of the operating results of BDC (which operates in a no-tax jurisdiction), growth in taxable income in our U.S. operations and reduced losses in the U.S. Virgin Islands.  We expect that our effective tax rate will be reduced over time if we are able to continue reducing losses in the US Virgin Islands and grow taxable income at our newer U.S. operations and our operations in Bermuda.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet, minority shareholders’ 42% equity interest in BDC effective May 15, 2008 upon our increased equity interest in BDC and our consolidation of its operating results and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet, Sovernet and BDC. Minority interests increased from $1.1 million to $1.3 million for 2007 and 2008, respectively, as a result of the consolidation of BDC’s operating results.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates included our share of the earnings of BDC prior to our consolidation of BDC’s operating results in May 2008, as well as our share of the earnings of Commnet’s unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased from $0.7 million for 2007 to zero for 2008 as a result of the consolidation of BDC’s operating results. We expect equity in earnings of unconsolidated affiliates to remain at zero in future periods as the result of the consolidation of BDC’s operating results.

Net income. As a result of the above factors, net income increased by $0.7 million or 7% from $9.4 million for 2007 to $10.1  million for 2008. On a per share basis, net income increased from $0.62 per basic and $0.61 per diluted share to $0.67 per basic and $0.66 per diluted share from 2007 to 2008, respectively.

Segment results. We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony — Domestic; and (5) Wireless Television and Data. Island Wireless became an operating segment upon completion of BDC’s share repurchase and resulting increase in our equity interest in BDC, effective May 15, 2008.  Segment results are set forth in Note 11”Segment Reporting” to the Consolidated Financial Statements included in this Report.

Nine months Ended September 30, 2008 and 2007

	Nine months Ended September 30,		Amount of Increase	Percent Increase
	2007	2008	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$60,662	$74,927	$14,265	23.5
Local telephone and data	34,148	37,321	3,173	9.3
International long distance	39,309	36,736	(2,573)	(6.5)
Other	3,053	2,968	(85)	(2.8)
Total revenue	137,172	151,952	14,780	10.8
OPERATING EXPENSES:
Termination and access fees	22,200	25,544	3,344	15.1
Internet and programming	2,524	2,631	107	4.2
Engineering and operations	16,893	18,217	1,324	7.8
Sales and marketing	12,352	8,741	(3,611)	(29.2)
General and administrative	17,292	19,961	2,669	15.4
Depreciation and amortization	19,975	22,790	2,815	14.1
Gain on disposition of long-lived assets	(917)	0	917	100.0
Total operating expenses	90,319	97,884	7,565	8.4
Income from operations	46,853	54,068	7,215	15.4
OTHER INCOME (EXPENSE):
Interest expense	(1,596)	(2,049)	(453)	(28.4)
Interest income	1,814	1,322	(492)	(27.1)
Other income, net	2,052	364	(1,688)	(82.3)
Other income (expense), net	2,270	(363)	(2,633)	(116.0)
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	49,123	53,705	4,582	9.3
Income taxes	21,778	22,570	792	3.6
INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	27,345	31,135	3,790	13.9
Minority interests, net of tax	(3,762)	(3,659)	103	2.7
Equity in earnings of unconsolidated affiliates, net of tax	1,766	735	(1,031)	(58.4)
NET INCOME	$25,349	$28,211	$2,862	11.3

Wireless revenue.  Wireless revenue increased to $74.9 million for the nine months ended September 30, 2008 from $60.7 million for the nine months ended September 30, 2007, an increase of $14.2 million, or 23%.

Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $10.6 million, or 26%, to $51.3 million from $40.7 million. The increase in revenue from our U.S. wireless business was due primarily to growth in voice and data traffic at existing sites, as well as the continued deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use and increased data revenue.  Also included in this increase was $1.6 million of switching fees earned on the 59 sold base stations. As of September 30, 2008 a total of 396 base stations were deployed as compared to 333 base stations as of September 30, 2007. Of the 396 total base stations, all were GSM and CDMA base stations as of September 30, 2008, as compared to 287 GSM and CDMA base stations as of September 30, 2007.

The consolidation of our BDC operating results which began as of May 15, 2008 contributed $8.1 million of the increase in wireless revenue.

The increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless operator entered the market in late 2006 with aggressive marketing campaigns and handset subsidies.  This decline in revenue in the first nine months of 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana caused our wireless subscribers to decrease by 57,000, or 17%, from 330,000 subscribers as of September 30, 2007 to 273,000 subscribers as of September 30, 2008, respectively. These factors resulted in a $4.3 million decrease in GT&T’s wireless revenue from $19.9 million during the first nine months of 2007 to $15.6 million during the same period of 2008.

Local telephone and data revenue. Local telephone and data revenue increased by $3.2 million, or 9%, to $37.3 million for 2008 from $34.1 million for 2007. The increase is primarily attributable to growth in GT&T’s access lines in Guyana from approximately 127,000 lines as of September 30, 2007 to approximately 136,000 lines as of September 30, 2008 (an increase of 7%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands.  Sovernet increased revenues by $0.6 million, due mainly to the addition of ION on August 15, 2008. Sovernet continues to add business customers for its voice and data services and improve profitability, however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services.

International long distance revenue.  International long distance revenue was $36.7 million during the nine months ended September 30, 2008, a decrease of $2.6 million, or 7%, from $39.3 million in 2007. This decrease was partly a result of certain significant events during the nine months ended September 30, 2007, such as the run up to Guyana’s hosting of Cricket World Cup matches and the Rio Group Summit, which we believe increased traffic volumes during that period.  We are also subject to illegal bypass via internet calling, which we believe increased considerably in the second and third quarters of 2008 and compete against alternative and cheaper media for communication, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass.  The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is also likely to negatively impact this revenue in the future.

Other revenue. Other revenue represents revenue from digital television services in the U.S. Virgin Islands, which declined $0.1 million to $3.0 million for the first nine months of 2008, from $3.1million for 2007. Our growth in revenue from our wireless digital television services is expected to continue to slow in the future as a result of minimal anticipated future subscriber and market share growth within our currently existing geographic footprint.

Termination and access fee expenses. Termination and access fee expenses increased by $3.3 million, or 15%, from $22.2 million to $25.5 million from 2007 to 2008, respectively as a result of increased traffic at Commnet, the consolidation of BDC’s results of operations and an increase in expenses at Sovernet due to the operating results of its August 2008 acquisition of ION. This increase, was however, partially offset by a decrease in traffic at GT&T.

Internet and programming expenses. Internet and programming expenses increased modestly from $2.5 million in 2007 to $2.6 million in 2008. This increase was primarily from the growth in our broadband data and television subscribers in the U.S. Virgin Islands.

Engineering and operations expenses. Engineering and operations expenses increased by $1.3 million, or 8%, from $16.9 million to $18.2 million for 2007 to 2008, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana as well as the consolidation of BDC.

Sales and marketing expenses. Sales and marketing expenses decreased by $3.7 million, or 30%, from $12.4 million to $8.7 million from 2007 to 2008, respectively. Throughout 2007, GT&T incurred an unusually high level of sales and marketing costs as a response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions.  In 2008, GT&T’s sales and marketing expenses returned to a lower level.  The decrease in GT&T’s sales and marketing expenses was partially offset by BDC’s sales and marketing expenses which we began to consolidate effective May 15, 2008.

General and administrative expenses. General and administrative expenses increased $2.7 million, or 16%, from $17.3 million in 2007 to $20.0 million in 2008.  The consolidation of our BDC subsidiary accounted for substantially all of this increase.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $2.8 million, or 14%, from $20.0 million to $22.8 million for 2007 and 2008, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana, the consolidation of BDC’s results, and the acquisitions of ION and Islandcom.

Gain on disposition of long-lived assets. During the nine months ended September 30, 2007, our rural U.S. wireless operations sold certain assets resulting in a gain on such sales of $1.2 million. This gain was offset by a loss of $0.3 million resulting from the Company’s sale of assets in Haiti.

Interest expense. Interest expense increased from $1.6 million for 2007 to $2.0 million for 2008. The increase in interest expense was due to a patronage credit adjustment received from our senior lender in the first quarter of 2007. We had no outstanding borrowings under our revolving lines of credit during 2007 or 2008.

Interest income.  Interest income decreased $0.5 million, or 28% from $1.8 million in 2007 to $1.3 million in 2008.  The reduction is a result of a decrease in the interest earned on cash and investments for the first nine months of 2008.

Other income (expense). Other income decreased from $2.1 million in 2007 to $0.4 million in 2008 as a result of a $1.3 million license settlement at Commnet during 2007, as well as the elimination, in consolidation, management fees from BDC following their consolidation in May 2008.

Income taxes.  The effective tax rate was 44% for 2007 and 42% for 2008.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period. For the nine months ended September 30, 2008, the effective tax rate was negatively impacted by an increase in foreign dividends as compared to the same period in 2007.

Minority interests. Minority interests consists of the Guyana government’s 20% interest in GT&T, a minority shareholder’s 4% interest in Sovernet, minority shareholders’ 42% equity interest in BDC effective May 15, 2008 upon our increased equity interest in BDC and our consolidation of its operating results and other minority shareholders’ interests in certain consolidated subsidiaries of Commnet. Minority interests remained relatively unchanged at $3.8 million and3.7million for 2007 and 2008, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased $1.1 million, or 61% from $1.8 million for 2007 to $0.7 million for 2008 as a result of the consolidation of BDC.

Net income. As a result of the above factors, net income increased by $2.9 million or 11% from $25.3 million for 2007 to $28.2 million for 2008. On a per share basis, net income increased from $1.67 per basic and $1.66 per diluted share to $1.86 per basic and $1.85 per diluted share from 2007 to 2008, respectively.

Segment results. We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony — International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony — Domestic; and (5) Wireless Television and Data. Island Wireless became an operating request upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  Segment results are set forth in Note 11”Segment Reporting” to the Consolidated Financial Statements included in this Report.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 13 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

We have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facility.

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the nine months ended September 30, 2007 and 2008, we spent approximately $31.2 million and $34.6 million on capital expenditures, respectively.  Of the $34.6 million of 2008 capital expenditures, we spent approximately $19.1 million expanding Commnet’s network by increasing the number of GSM and CDMA base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $13.8 million was incurred expanding the capacity and coverage of our wireline and wireless network in Guyana. We also spent $0.4 million at Sovernet and expanded our service areas and switch capabilities.

During the first quarter of 2008, we were awarded the right to acquire, for $3.0 million, certain spectrum in connection with our participation in the FCC’s auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to wireless operators.  This amount is included in Other Assets in our consolidated balance sheet as of September 30, 2008 and was deducted from net cash provided by operating income in the statement of cash flows. It will be reclassified to Licenses, and considered a capital expenditure, upon the finalization of such award, expected to occur during the first quarter of 2009.

We are continuing to invest in expanding our networks of GT&T, Commnet, Sovernet and BDC and expect to incur capital expenditures between $45 million and $48 million, with over one-half used in connection with Commnet’s network expansion during the year ended December 31, 2008. While final plans and costs are not yet complete, we could incur up to an additional $5 million to $10 million of capital expenditures in 2008 as we continue to evaluate plans to land a submarine fiber optic cable in Guyana. Our total capital expenditure estimates above assume the low end of this range and total capital expenditures associated with this project over the next 18 months could range from $20 million to $30 million. We expect to fund these expenditures primarily from cash generated from our operations.

Acquisitions and Investments. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our credit facilities.

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

On May 15, 2008, our equity interest in BDC increased from 43% to 58% as a result of BDC’s repurchase of $17.0 million of shares from other shareholders.  We funded the transaction with a loan to BDC from cash on hand.

On August 15, 2008, Sovernet completed its acquisition of 75% of the equity of ION, LLC, an New York state provider of high capacity communications network transport services for $5.6 million in cash.  The acquisition of ION continues the

Company’s strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date, the Company began consolidating the results of ION, LLC in its results of operations.

On September 1, 2008, BDC completed its acquisition of 42% of the equity of Islandcom, a provider of wireless telecommunication services in Turks & Caicos for $6.0 million in cash.  If current laws, which restrict foreign ownership of companies operating in Turks & Caicos, are changed, BDC will be able to increase its ownership in Islandcom from 42% to 76% through the exercise of a warrant received as a part of the acquisition.  Since officers of ATN and BDC make up a majority of Islandcom’s board of directors, the Company is consolidating the operating results of Islandcom since the date of acquisition.

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

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2008, our dividends to our stockholders approximated $9.8 million (which reflects dividends paid on October 14, 2008). We have paid quarterly dividends for the last 40 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent to date $2.1 million repurchasing common stock.  During the second quarter of 2008, we repurchased 42,351 shares for $1.2 million. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total Liquidity at September 30, 2008. As of September 30, 2008, we had approximately $72.3 million in cash and cash equivalents, an increase of $1.1 million from the December 31, 2007 balance of $71.2 million. In addition, as of September 30, 2008, we had $5.4 million in short-term marketable securities.  We believe our existing cash balances and other capital resources, including the $75.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

Cash Generated by Operations. Cash provided by operating activities was $39.6 million for the nine months ended September 30, 2008 compared to $44.7 million for the nine months ended September 30, 2007.  The decrease of $5.1 million was due to a $3.0 million deposit made in connection with FCC Auction No. 73 as discussed above and the timing of certain domestic income tax payments.

Credit Facility and Interest Rate Swap.     On September 10, 2008, the Company, as borrower entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”).  The 2008 CoBank Credit Agreement replaced the previous credit facility and provides a $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”).

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015.  The remaining outstanding principal balance is to be repaid on September 10, 2015 when the 2008 Term Loan matures.  The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options as defined with the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate.  Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company’s leverage ratio while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company’s leverage ratio.  Borrowings as of September 30, 2008, including the interest rate swap agreement in Note 8, were bearing a weighted average interest rate of 5.50%.

The 2008 Credit Facility is guaranteed by the Company’s Commnet and Sovernet subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company.

On September 23, 2008 the Company executed a forward starting interest rate swap.  The Company’s objective in using the derivative is to add stability to interest expense and to manage its exposure to adverse changes in interest rates. The interest rate swap has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%.  The interest rate swap effectively converts the variable interest payments on,  the first $68 million of the 2008 Term Loan to a fixed rate of 4.42% plus any credit spread, if applicable, over the life of the agreement.  The interest rate swap has an effective date of October 15, 2008, and a maturity date of September 15, 2015.

Factors Affecting Sources of Liquidity

Internally Generated Funds.   The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana” in our 2007 Form 10-K, “—Regulation of Our GT&T Subsidiary” in our 2007 Form 10-K and Note 13 to the Consolidated Financial Statements included in this Report.

Guyana—U.S. Foreign Currency Exchange.   GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. Since 2004 through September 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would further expose us to foreign currency risk in the event of exchange rate fluctuations.

GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of September 30, 2008, GT&T maintained U.S. $13.7 million of its cash balances in Guyana dollars. See “Quantitative and Qualitative Disclosures about Market Risk.”

Restrictions Under Credit Facility. The 2008 Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries.  Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property.  The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1.  As of September 30, 2008, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

Capital Markets.   Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In September 2006, the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time, of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. Following our July 2006 equity offering which was conducted pursuant to the shelf registration statement, we have approximately $150 million of securities registered for potential future offerings.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in the Report.

Recent Accounting Pronouncements

In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As our unvested awards of share-based payments’ rights to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142. FSP 142-3 amends paragraph 11(d) of SFAS 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. The FSP also requires the incremental disclosures for renewable intangible assets

FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, FSP 142-3 would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for ATN). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of FSP 142-3. We are currently evaluating the impact that the adoption of FSP 142-3 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS 157”), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our consolidated financial results.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency - GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. Since 2004 through March 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with planned increases in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would further expose us to foreign currency risk in the event of future exchange rate fluctuations.

GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of September 30, 2008, GT&T maintained U.S. $13.7 million of its cash balances in Guyana dollars.

Interest Rates - We maintain a portion of our cash and cash equivalents in short-term financial instruments that are subject to interest rate fluctuations. Due to the relatively short duration of such instruments and the fact that our variable rate debt is hedged with an interest rate swap which is considered fully effective, we believe that fluctuations in interest rates will not materially affect our financial condition or results of operations.

At September 30, 2008 the Company’s interest rate swap, which qualifies as an effective cash flow hedge under SFAS 133, had a fair value of ($1,026,000) which was included in other liabilities.  The change in net unrealized losses on the cash flow hedge reported in the consolidated statements of changes in shareholders’ equity $1,026,000, net of income tax benefit of $390,000.  Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest income as interest payments are received on the Company’s variable-rate loan assets.

As of September 30, 2008, we carried no other derivatives nor do we use derivatives for trading or speculative purposes.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the

SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of September 30, 2008, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Consolidated Financial Statements included in this Report.

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

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed September 6, 2001)

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

10.6

Credit Agreement dated as of September 10, 2008 by and between Atlantic Tele-Network, Inc., as borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on September 12, 2008).

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

Atlantic Tele-Network, Inc.

Date: November 10, 2008	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 10, 2008	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer