Form 10-K
period 2008-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2009-03-16
CIK 879585

Use these links to rapidly review the document

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2006, 2007 and 2008 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-12593

Atlantic Tele-Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0728886 (I.R.S. Employer Identification No.)
10 Derby Square Salem, Massachusetts (Address of principal executive offices)	01970 (Zip Code)
(978) 619-1300 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

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
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $260,430,540 based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Market.

         As of March 16, 2009, the registrant had 15,228,610 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2009 are incorporated by reference into Part III of this Form 10-K.

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

        In this Report the words "we," "our," "ours" and "us" refer to Atlantic Tele-Network, Inc. and its subsidiaries. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report contains trademarks, service marks and trade names that are the property of Atlantic Tele-Network, Inc., its subsidiaries or others.

        Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

        Information regarding shares of our Common Stock prior to March 31, 2006 set forth in this Report has been retroactively adjusted to reflect our 5-for-2 stock split that we effected on that date.

i

PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in North America and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest. We offer wireless voice and data services to retail customers in Bermuda, Guyana and, through an acquisition made in the third quarter of 2008, in Turks and Caicos.

  •
  Local Telephone and Data.  Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands. We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. We offer facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont, and wholesale transport services in New York State. We are a leading internet access service provider in the U.S. Virgin Islands.

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

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice and data services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for over fifteen years and have demonstrated our ability to grow both customers and revenues by improving service and increasing the number of wireline and wireless services offered to these customers. We believe these sectors provide significant opportunities for recurring cash flows and organic and external growth.

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

  •
  Partner with Successful Local Owner/Operators.  Wherever feasible, we partner with local management teams who have demonstrated a successful track record. We believe that strong local management enhances our close relationship with customers and reduces risk. Our geographically diverse businesses are all operated, and often partially owned, by local managers, employees and investors. We seek to enhance our strong market position by maintaining these partnerships and by leveraging our extensive management experience to assist them in further improving operations.

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow. We consider new investments and acquisitions on a disciplined, return-on-investment basis.

        As a result of these strategies, we have increased our consolidated operating income and earnings per share at an annual rate of approximately 19% and 23%, respectively, on a compounded basis from 2004 to 2008. We have also been able to pay cash dividends to our shareholders for 41 consecutive quarters and have increased our quarterly dividend per share by approximately 64% since the beginning of 2004.

Our Company

        We conduct our operations in the mainland United States, Guyana, Bermuda, and U.S. Virgin Islands through our ownership (as indicated below) in the following principal operating subsidiaries:

  •
  Guyana Telephone & Telegraph (or GT&T).  In 1991, we acquired an 80% equity interest in GT&T, which is the exclusive provider of local exchange and international long distance telecommunications services in Guyana. We are also one of two service providers in Guyana's competitive wireless telecommunications market. GT&T is the successor to the Guyana Telecommunications Corporation, a corporation wholly owned by the Government of Guyana. The remaining 20% equity interest in GT&T is held by the Government of Guyana.

  •
  Commnet Wireless, LLC.  In 2005, we acquired a 95% equity interest in Commnet, which provides wireless voice and data communications roaming services in the United States. We acquired the remaining 5% equity interest in Commnet in January 2007.

  •
  Sovernet, Inc.  In February 2006, we acquired Sovernet, which provides facilities-based integrated voice and broadband data communications services in New England, primarily in Vermont. We currently own a 96% equity interest in Sovernet. The remaining 4% equity interest in Sovernet is held by Sovernet management. In August 2008, Sovernet also began providing wholesale high capacity transport services in New York State through ION Holdco, LLC (or ION).

  •
  Bermuda Digital Communications, Ltd (or BDC).  In 1998, we acquired a minority equity interest in BDC, which is the largest wireless voice and data communications service provider in Bermuda, operating under the Cellular One brand. In May 2008, BDC completed a share repurchase of its common stock. We did not tender any shares for repurchase and, as a result, increased our ownership from 43% to approximately 58% of BDC's outstanding common stock. Most of the remaining equity interests are held by BDC's Bermudian management team. Prior to this increase in holdings, we accounted for our investment under the equity method of accounting and earnings from BDC did not appear in income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC's balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Choice Communications, LLC (or Choice).  In October 1999, we acquired Choice, which provides fixed wireless broadband data services and dial-up internet services to retail and business customers in the U.S. Virgin Islands.

        In addition, we receive management fees from our principal operating subsidiaries.

        Atlantic Tele-Network, Inc. was incorporated in the State of Delaware in 1987. Our corporate offices are located at 10 Derby Square, Salem, Massachusetts, 01970. The telephone number at our principal corporate offices is (978) 619-1300.

Our Services

        Through our operating subsidiaries, we provide wireless, local telephone and data,international long distance services and wholesale transport services in the mainland United States, Guyana, Bermuda, the U.S. Virgin Islands and Turks and Caicos. For fiscal years 2006, 2007 and 2008, our Guyana operations generated 61%, 57% and 47% respectively, of our consolidated revenue. Increasingly, a larger share of our consolidated revenue is being generated by our U.S. operations. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 15 to the Consolidated Financial Statements included in this Report.

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda, Guyana and Turks and Caicos. For fiscal years 2006, 2007 and 2008, our revenues from wireless services were approximately 40%, 45% and 51%, respectively, of our consolidated revenues.

  U.S. Operations

        Through our Commnet subsidiary, we provide wholesale wireless voice and data roaming services in rural markets to national, regional and local wireless carriers. In 2006, we also began to offer these services to selected international carriers. We provide these services through our own networks in markets located principally in six states in the Southwest and Midwest. We also operate smaller networks in seven other states. Many of our sites are located in popular tourist and seasonal visitor areas, particularly in the Southwestern states. Historically, this seasonal increase in visitors has resulted in higher call volumes and revenue in those areas during summer months. Roaming is a service offered by most wireless service providers that enables their subscribers to utilize their mobile phone service while traveling outside of their service provider's network coverage area. Roaming enables wireless service providers to offer their customers extended coverage without the need to own a network or spectrum. We design, install and operate our wireless networks in areas where our wholesale customers need extended coverage.

        Network.    We currently operate networks with GSM and CDMA technologies in both the 850 MHz and 1900 MHz bands. This mix of technologies and spectrum varies by market. However, we often have at least two technologies deployed at each cell site in order to maximize revenue opportunities. The majority of our GSM sites are also equipped with GPRS and/or EDGE data technologies. Our networks are comprised of telecommunications switches, base stations and radio transceivers located on towers and buildings typically owned by others, and leased transport facilities. In 2008 we increased the number of base stations and sites in service, and we expect that to continue in 2009. In December 2008, we acquired the network assets, including 46 base stations, of a rural wireless operation in Nevada. As of December 31, 2008, we owned and operated a total of 473 base stations consisting of 307 GSM and 166 CDMA stations on 365 owned and leased sites. In 2008, we completed our phase-out of TDMA and analog base stations as most mobile handsets currently sold do not utilize either of those technologies.

        Sales and Marketing.    Historically, most roaming agreements were cancelable at-will. In recent years, however, major carriers have been experiencing technological incompatibility with other wholesalers' networks, which has increased carriers' willingness to make longer term commitments in exchange for supporting technologies and features and providing attractive pricing. We have taken advantage of this environment by entering into long-term, preferred roaming agreements with several major wireless carriers, including AT&T and Verizon Wireless. Under these preferred roaming agreements, we typically agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. We believe we have established a track record of building highly-reliable, feature-rich network coverage in a variety of technical environments for major wireless carriers on time and at attractive rates. We believe carriers are drawn to our ability to timely meet buildout requirements in often difficult and remote areas, the reliability of our networks and our status as a trusted partner rather than a national or regional competitor.

        Once we complete building a rural network, we then benefit from existing roaming agreements with other national, regional, and local carriers to supplement our initial revenues. These non-preferred roaming agreements are usually terminable within 30 days. Because we have no retail subscribers, we do not incur retail distribution or retail marketing costs and our customer service costs are largely limited to technical and engineering support. We may provide retail broadband wireless or other services in certain portions of our service areas in the future and currently partner with several small rural operators to provide retail services.

        Customers.    We currently have roaming agreements with more than 65 United States-based wireless service providers. As of December 31, 2008, we were the preferred roaming carrier in selected markets for AT&T (with an initial term through the end of 2008) and Verizon Wireless (which has been renewed through mid-2011). We are in discussions with AT&T to renew its agreement and expect to enter into a new multi-year renewal in 2009. While the new rates are reasonable and there are volume adjustments, they represent a reduction on previous rates and we expect rates for other major customers to decline as well in 2009. In 2008, AT&T and Verizon Wireless accounted for 59% of our U.S. wireless revenues. See Note 2 to the Consolidated Financial Statements included in this Report.

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

  Island Operations

        BDC provides wireless voice and data service to retail and business customers under the name "Cellular One" throughout the island of Bermuda. BDC commenced operations in July 1999 and became the largest wireless operator in Bermuda by 2002. Bermuda has a total population of approximately 65,000 and a per capita GDP of approximately $69,900, the highest in the world. The customer base in Bermuda, with its high disposable income and business economy built on sophisticated financial services, has historically shown demand for newer wireless services and capabilities.

        On May 15, 2008, BDC completed a share repurchase of its common stock. We did not tender any shares for repurchase and, as a result, increased our ownership stake to approximately 58% of BDC's outstanding common stock. BDC's financial results, since the share repurchase, are consolidated with our financial results. In September 2008, BDC assumed control of Islandcom Telecommunications, Ltd., which provides wireless voice service in Turks and Caicos.

        Network.    Following rapid upgrades in earlier years from analog to TDMA to CDMA, in 2005, BDC enhanced the data speeds and capabilities of its CDMA 1XRTT network by deploying Evolution Data Optimized (or EV-DO) services. Together with the improved handset functionality and data services already enabled by CDMA 1XRTT technology, EV-DO enabled BDC to offer significantly higher speed data services. In 2007, BDC upgraded its EV-DO network to provide even faster data speeds. In 2008, BDC invested in a UMTS overlay across its network in Bermuda and expects to launch services on this network in the first quarter of 2009. UMTS is a "3G" (third generation) wireless technology based on the GSM standard and we expect that this capability will allow us to offer advanced mobile voice and data services to a segment of the Bermuda market that we had not previously addressed.

        BDC's advanced network, operating primarily in the 850 MHz frequency band, covers virtually the entire population of Bermuda. BDC also has extensive backbone facilities on the island linking its sites, switching facilities and the international interconnection points. BDC, through an affiliate, also holds the right to deploy a digital television and data network in Bermuda utilizing the 2.5 GHz band. Islandcom has a very small network in Turks and Caicos which we expect to replace in 2009.

        Sales and Marketing.    BDC maintains four retail stores and a service center in Bermuda that are a core part of its brand identity and sales efforts. BDC also advertises frequently in the newspapers and other media and sponsors various events and initiatives. BDC sells services in a number of post-paid subscription plans that are distinguished largely by the number of minutes and the enhanced features, such as text messaging, included in the plan. A substantial majority of BDC's customers subscribe to one of its post-paid plans. BDC also has a smaller number of pre-paid subscribers and has established "point of sale" payment terminals to enable those customers to increase their account balance at any one of a number of stores, such as a local grocer. The stores receive a commission and maintain the terminals. In Turks and Caicos, Islandcom maintains two stores.

        Customers.    At December 31, 2008, BDC had approximately 20,000 subscribers, which it estimates to be just under 40% of the wireless market in Bermuda. Islandcom had a negligible number of subscribers at year end. As the dominant CDMA operator on Bermuda, BDC is the primary roaming provider for North American visitors using CDMA handsets, such as Verizon Wireless customers. Since entering into roaming agreements with a number of providers in 2003 and 2004, BDC has been able to offer to providers in North America and elsewhere improved roaming services and rates. Leveraging its enhanced data capabilities, BDC launched data roaming service in 2007 and, through its UMTS and EV-DO networks expects to continue to expand data roaming in 2009 for both visitors and its own subscribers.

        Competition.    In Bermuda, we compete against the wireless division of the incumbent telephone company and Digicel, which each operate GSM networks. Digicel entered the market in 2005 upon acquiring the operations of AT&T. Although we believe that BDC has the most advanced network in terms of data speeds and reliability, BDC's competitors had enjoyed an advantage in their ability to offer roaming in European countries, where all the major carriers operate GSM networks. Our UMTS network should eliminate that advantage. One of BDC's competitors also constructed a smaller scale CDMA network, which competes for CDMA roaming traffic. We believe we compete for wireless retail customers based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. In Turks and Caicos, we also compete against the wireless division of the incumbent telephone company and Digicel.

  Guyana Operations

        Through our GT&T subsidiary, we offer wireless telephone service in the vast majority of populated areas in Guyana, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of Guyana's coastal plain where 70% of Guyana's population is concentrated. In 2008 we continued to expand our wireless coverage. We expect to continue such expansion to a lesser extent in 2009, as we have already extended coverage into the most populated areas of Guyana and the remaining areas are very remote and sparsely populated.

        Guyana is an English speaking nation and part of the British Commonwealth. Historically and culturally, Guyana is part of the British West Indies and part of the Caribbean community. Located along the north coast of South America, it is approximately 83,000 square miles in size. Guyana has a population of approximately 769,000 people and a per capita GDP of approximately $5,300. Economic activity in Guyana is mainly centered on the export of sugar, gold, bauxite/alumina, rice, shrimp, molasses, rum, and timber. As of the end of 2008, we estimate that Guyana's wireline teledensity was approximately 18 access lines per 100 inhabitants. We estimate that over 50% of the population subscribes to a wireless service, although with a largely pre-paid subscriber base it is difficult to determine how many of our subscribers are also subscribers to competing services.

        Network.    In the fourth quarter of 2004, we launched services on our new GSM/GPRS mobile wireless network, alongside our existing TDMA network. GSM/GPRS is a more advanced wireless digital service than TDMA, allowing us to offer more sophisticated and appealing handset features and certain wireless data services, while increasing our network capacity. The launch of GSM services also helped us enter into roaming agreements with wireless carriers in a number of other countries, including some of the largest carriers in the U.S., Europe, Canada and the Caribbean, enabling our subscribers to use their handsets in other countries and allowing some visitors to use their wireless phones while in Guyana. At December 31, 2008, we had roaming agreements with 106 wireless carriers.

        In 2008, GT&T operated only the GSM network. By the end of 2007, we had migrated our TDMA subscribers to our GSM network, and returned the spectrum used for TDMA services to the Government's National Frequency Management Unit. Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band.

        Customers.    We estimate that over 90% of the country's population resides in areas covered by our wireless network. As of December 31, 2008, we had approximately 248,000 wireless subscribers, down 24% from approximately 328,000 subscribers as of December 31, 2007. As of December 31, 2008, over 97% of our wireless subscribers were on pre-paid plans.

        Sales and Marketing.    We actively market our wireless services through widespread radio, television and outdoor advertising, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. We do not maintain any traditional retail stores, although all post-paid wireless customers set up accounts at one of our six business centers and pre-paid customers may do so as well. Our handsets, pre-paid cards and pre-paid accounts are sold primarily through independent dealers who we pay on a commission basis. Wireless subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. These fees are payable on either a pre-paid basis, which means a customer purchases a calling card with a prescribed number of minutes in advance of any usage, or a post-paid basis, which means the subscriber is billed for his or her minutes of use after usage. Pre-payments can be made by the purchase of disposable pre-paid calling cards, which come in fixed

Guyanese dollar amounts, or by recharging an account via our "C-Point" electronic terminals available at authorized vendors. The vast majority of our customers are on the pre-paid plan.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Since 2004, our primary competition has come from another nationwide GSM provider. This provider was acquired in October 2006 by Digicel, a large mobile telecommunications company operating in many Caribbean countries. Since early 2007, Digicel has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive giveaways and handset subsidies. In turn, we have countered with our own promotions and accelerated the timing of some of our capital expenditures on network expansion and upgrades. We believe that network coverage and quality of service at competitive prices are some of the most important bases on which we compete. In the short-term, however, promotions can have a significant effect on the market. This heightened competition has resulted in higher marketing expense, particularly in 2007, and a decline in market share. We expect to continue to face intense competition for subscribers and usage in 2009. We believe we compete for customers based on price, promotions, coverage and quality of service. While we believe that we are well-positioned competitively with respect to the quality of our service, we believe that Digicel may be willing to offer greater promotional giveaways to obtain market share from us.

Local Telephone and Data Services

        Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands. For fiscal years 2006, 2007 and 2008, our revenues from local telephone and data services were approximately 27%, 25% and 24%, respectively, of our consolidated revenues.

  Guyana Operations

        Through our GT&T subsidiary, we are the exclusive provider of domestic wireline local and long distance telephone services in Guyana. As of December 31, 2008, we had approximately 139,000 access lines in service. This represents approximately 18 lines per 100 inhabitants (based on an estimated population of approximately 769,000), an increase of approximately 5%, or over 7,000 net new lines, compared to lines in service at December 31, 2008. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2008, we continued to extend our network to cover newly developed housing areas and residential parks and additional rural towns and communities, although at a lesser rate than 2006 and 2007. Despite our substantial and continuing investment in extending our fixed line network, some rural areas still do not have telephone service. We plan to bring service to some of these areas in 2009 and beyond, but we expect the pace of our geographic expansion of wireline build out to continue to decline absent an increase in basic service rates or a subsidy to address the disproportionate cost of operating in remote, sparsely populated areas.

        Network.    We have significantly rebuilt and expanded our telecommunications network. Through December 31, 2008, we have invested nearly $300 million in Guyanese telecommunications infrastructure and in 2008 committed to building a new fiber optic submarine cable into Guyana expected to be completed in 2010. The number of fixed access lines has increased from approximately 13,000 working lines in January 1991 to over 139,000 lines as of December 31, 2008, all of which are now digitally switched lines. For over 10,000 of these lines, services are delivered through a fixed wireless technology. Since the provider of this technology no longer adequately supports it, we began to replace that fixed wireless network in 2007 with an alternative technology for delivering both telephone and data services to households and businesses in that region. The deployment of the new technology in 2008 was slowed by repeated technical problems and the equipment manufacturer has been working with us to resolve these issues. If the issues are not permanently resolved, we may turn to a different technological solution for these customers.

        We offer a variety of data services in Guyana, including high-speed Internet access. While still small relative to our U.S. markets, the number of subscribers and the demand for these services has expanded, which is one factor in our decision to build the first submarine fiber-optic cable landing in Guyana. We expect demand for data services to continue to grow and we expect to make other investments in expanding the scope and availability of advanced data services in this market.

        In addition, we estimate that we have installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that previously did not have service. We also maintain three public telephone centers at which the public can pay to use an ordinary residential-type telephone to make international and domestic calls.

        Sales and Marketing.    Our revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers. Customers desiring to obtain an access line submit written applications to one of our customer service offices. Service representatives process the applications and service is installed within about two weeks (or, if service is not yet available in that area, the applicant is placed on a waiting list). We employ a minimal sales force, as wireline sales are primarily driven by network expansion and availability of service. Our wireline subscribers typically pay for telephone service (including international long distance) after being billed for it. Customers can pay their bills at any one of our six business centers, any Western Union branch, commercial banks and post offices. Customers can also utilize our prepaid card services on their landline phones.

        Customers.    We provide our wireline telephone services to residential and commercial customers. As a result of our continued network expansion into smaller communities and more recently, newly developed housing areas and residential parks, residential customers account for a growing portion of local telephone service revenues and the vast majority of new lines in service. In 2008, residential customers contributed approximately two thirds of the wireline local telephone service revenue and commercial customers provided approximately one third.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license that expires in December 2010 and that is renewable for an additional 20-year term at our option. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

  U.S. Operations

        Through our Sovernet subsidiary, which we acquired in 2006, we are a leading competitive integrated voice and broadband data communications services provider in Vermont and western New Hampshire. Through Sovernet's subsidiary, ION, which was acquired in August 2008, we also provide fiber based wholesale transport services in New York State.

        Network.    We provide voice and data services using a network comprised of telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2008, we had approximately 37,000 business and 4,400 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines that generate a monthly recurring charge within an end user circuit or circuits. Through ION, our wholesale transport business operates several redundant fiber rings comprised of more than 2,000 fiber miles that connect major New York metropolitan hubs with rural communities within the state.

        Sales and Marketing.    We sell our services primarily through a direct sales force that assists customers in choosing tailored solutions for their unique communication needs. The direct sales staff focuses on selling integrated voice and data to small and medium-sized businesses and other organizations. The sales force is geographically dispersed to maximize customer acquisition. Residential services are largely sold through advertising and word of mouth. We advertise on television and radio through cooperative arrangements and engage in other promotional activities from time to time. Our long haul transport and capacity services are sold through a direct sales force that deals directly with our customers, predominately telecommunications carriers.

        Customers.    We focus on two subsets of customers in Vermont and New Hampshire: small to medium sized businesses (or SMBs) and residential customers, with a particular focus on SMBs going forward. Our SMB customers require multiple telephone lines for voice communications, digital subscriber line (or DSL), DS1 and/or DS3 broadband data communications capacity. Our residential customers require voice and data communications (using either DSL or lower-speed, dial-up modems for data communications). As of December 31, 2008, we had approximately 3,800 business accounts and 2,000 residential accounts. We also provide dial-up internet services to thousands of customers in Vermont and western New Hampshire. Due to increased availability of high-speed internet services, our dial-up internet service subscriber base has been declining, which we expect to continue. Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers. We expect to expand ION's customer base in New York State to include more large-scale end users such as large enterprises, governmental agencies and educational institutions.

        Competition.    We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers, coupled with superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete occasionally with other competitive service providers who target small and medium sized businesses, cable companies and other internet service providers seeking to provide voice and/or data services primarily to residential customers. In New York State, ION competes against other providers of wholesale high-capacity transport such as Verizon Communications and the multi-state long-haul providers.

  U.S. Virgin Islands Operations

        Through our Choice subsidiary, we are a leading provider of internet access services in the U.S. Virgin Islands. We provide internet access services throughout the U.S. Virgin Islands, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and a variety of wireless broadband technologies. The broadband services include near-line-of-sight (or NLOS) portable wireless capabilities sold under the ClearChoice™ service name and WiFi hotspots and fixed wireless. We also provide fixed wireless digital television services to residential subscribers and hotel rooms, although we expect to discontinue our television services in 2009. In July of 2005, we launched our new ClearChoice™ service, a NLOS broadband wireless service that allows residential and small business customers to easily self-install the broadband internet service and provides the customer the ability to move service from one location to another. Infrastructure build-outs between 2004 and 2006 significantly expanded the service areas covered by our wireless network. We continued to create additional broadband WiFi hotspots to serve the extensive tourist market.

        Our data revenues continue to grow. In 2008, the trend of the previous year continued with an increase in customer demand for broadband access services and a decrease in customer demand for dial-up services. As of the end of 2008, the number of our broadband data customers increased by 35% compared to 2007, due to the continued popularity of our ClearChoice™ service. During 2008, we also accelerated the sale of high capacity fixed wireless data services to some business and governmental customers. During the same period the number of our dial-up subscribers decreased by 14%.

        Network.    In general, our network consists of high-capacity, microwave backbone systems with lower capacity links for NLOS and WiFi access points. Our digital head-end feeds the television network and off-island connectivity is provided by leased, fiber-based interconnections. We have expanded our data network over the last four years to support new service capabilities and provide more capacity for new broadband internet customers, although expansion of our data network in 2008 was at a significantly lower rate than previous years. Beginning in 2004, we built our primary customer access data networks using spectrum licensed from the FCC, which protected the spectrum from interference from other operators. All of our services (other than customer access at our WiFi hotspots) are provided over this licensed spectrum and, therefore, are protected from the interference that often affects services deployed in unlicensed spectrum.

        Sales and Marketing.    We have two retail locations in the U.S. Virgin Islands that account for the majority of customer interaction. We also use direct sales for larger customers, particularly hotels and commercial users of our high-speed data services.

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

        For fiscal years 2006, 2007 and 2008, our revenues from international long distance services were approximately 30%, 28% and 23%, respectively, of our consolidated revenues. Most of these revenues were from collecting settlement rate payments, which are paid in U.S. dollars, for international long distance calls into Guyana from other countries.

        For fiscal years 2006, 2007 and 2008, inbound international long distance traffic (together with outbound collect which also entitles us to receive a settlement rate payment), was approximately 85% of our total minutes of international long distance traffic as shown in the table below:

	International Traffic
	2006		2007		2008
	(minutes in thousands)
Inbound paid and outbound collect	164,553	86%	172,614	84%	160,630	85%
Outbound paid	26,271	14%	32,234	16%	27,924	15%

Total	190,824	100%	204,848	100%	188,554	100%

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

        The rates at which we collect fees from foreign carriers for handling incoming international long distance calls, and the rates at which we pay foreign carriers for handling outgoing international calls, are established by agreement between us and the foreign carriers, and can be affected by maximum limits set by foreign telecommunications regulators, such as the Federal Communications Commission (or the FCC), as to how much carriers under their jurisdiction may pay for the termination of international traffic in another country.

        Network.    Our international long distance network is linked with the rest of the world principally through our ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. We own capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the U.S. Virgin Islands and the mainland United States, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (or ECFS) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch through French Guiana, Suriname and Guyana. In 2008 we committed to building a new fiber optic submarine cable with Telesur, the government owned telecommunications provider in Suriname. This cable will run from Trinidad and branch into both Guyana and Suriname and is expected to be completed in the summer of 2010. This cable, when completed, would provide us with more robust redundancy, together with the capacity to meet growing data demands in Guyana, including the government's plans for a major, new technology park. We also lease capacity on Intelsat satellites. We have two Standard B earth stations, which provide both international and local backhaul services, and provide a partial back-up to our fiber optic cable capacity. In response to a lengthy outage resulting from an accidental cut on the international portion of the Americas II cable in May 2007, we increased our satellite back-up capacity and modified our arrangements with international carriers in an effort to approach 100% voice redundancy.

        Sales and Marketing.    Our international long distance business is driven mainly by the population of Guyanese living abroad and the number of people in Guyana capable of initiating and receiving international long distance calls, which consists of wireline telephone customers and all of the wireless subscribers in Guyana (including subscribers of other wireless service providers). We typically do not market long distance service independent of domestic wireline and wireless services.

        Customers.    With respect to outgoing international long distance calls, our customers consist of our local wireline customers and wireless subscribers (including the customers of competing wireless carriers) as well as wholesale customers such as our wireless competitor and local internet service providers. With respect to incoming international long distance calls, we receive payments from foreign carriers, especially AT&T and IDT Corporation, who together accounted for approximately 45%, 46% and 45% of our international long distance revenue for 2006, 2007 and 2008, respectively. See Note 2 to the Consolidated Financial Statements included in this Report.

        Over the past two years, we have sought to offer promotional pricing on outbound international calls, particularly for fixed line customers, although the Guyana regulatory authorities have limited our ability to provide certain price reductions. In addition, in 2009 we are expecting to launch a low-rate wholesale, VoIP offering to the internet service providers in country.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license that has a stated expiration in December 2010 and that is renewable for an additional 20 year term at our option. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk." In addition, in 2008 there was a substantial increase in efforts to illegally bypass our international exchange and avoid paying us termination fees. We have taken action against some local companies and individuals who are engaging in these efforts, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions. In addition, we have made complaints to various foreign carriers and regulatory bodies in an effort to protect our network and our rights under our license. Guyana governmental authorities have made some effort to assist us, however, we have yet to see a major reduction in bypass activity. We believe the largest amount of bypass is occurring with respect to calls terminating on our competitor's local wireless network and we are examining all options available to defend our interests. See "Risk Factors—Any significant decline in the price or volume, including bypass activities, of international long distance calls to Guyana could adversely affect our financial condition and results."

Employees

        As of December 31, 2008, we had 864 employees (826 full-time and 38 part-time), of whom 634 were employed by our GT&T subsidiary. The next largest employer amongst our operating subsidiaries is Commnet. At the holding company level, we employ the executive management team and staff. More than half of the GT&T full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. GT&T's contract with the union was renegotiated effective October 1, 2008. We do not have any union employees in Bermuda, Turks and Caicos or the United States. We consider our employee relations to be satisfactory.

Regulation

        Our telecommunications operations are subject to extensive governmental regulation. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, local, and foreign regulation and legislation that may affect our businesses. Please refer to Note 13 of the Consolidated Financial Statements included in this Report for a more detailed discussion of regulatory and litigation matters that concern our business.

        Legislative or regulatory requirements currently applicable to our businesses may change in the future and legislative or regulatory requirements may be adopted by those jurisdictions that currently have none. Any such changes could impose new obligations on us that would adversely affect our operating results.

Regulation of Our GT&T Subsidiary

        We are subject to regulation in Guyana under the provisions of our licenses from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 (or PUC Law) and the Guyana Telecommunications Act 1990 (or Telecommunications Law). The Public Utilities Commission of Guyana (or PUC) is an independent statutory body with the principal responsibility for regulating telecommunications services in Guyana. We also have certain significant rights and obligations under our agreement with Guyana pursuant to which we acquired our interests in GT&T in 1990, which we refer to as the Guyana Agreement.

        Licenses.    We provide domestic fixed and international voice and data services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide: public telephone, radio telephone, and pay telephone services; domestic fixed; international voice and data services; sale of advertising in any telephone directories; and, switched or non-switched private line service. Rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has a 20-year term and is renewable for an additional 20 year term at our option. We provide mobile wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana. Our wireless license also was granted in December 1990 and has a 20 year term, which is renewable for an additional 20-year term at our option.

        Guyana Agreement.    In 1990, we entered into the Guyana Agreement, pursuant to which we agreed to provide telecommunications services for public use in Guyana, including completing by February 1995 a significant expansion of those services, in exchange for a minimum return of 15% per annum on GT&T's capital dedicated to public use (or rate base). Based on a rate of return methodology consistent with the practices and procedures of the FCC, we believe the rate base includes GT&T's entire property, plant and equipment. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the rate base. The Guyana Agreement also provides that, upon non-renewal of our exclusive license covering domestic fixed and international voice and data services, the Government of Guyana will be entitled to purchase our interest in GT&T or the assets of GT&T upon mutually agreed upon terms or, absent such agreement, as may be determined by arbitration before the International Center for the Settlement of Investment Disputes.

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

        We believe that the PUC has failed to adhere to the provisions of the Guyana Agreement guaranteeing us a minimum 15% per annum return on GT&T's rate base as required under the current PUC Law and predecessor statutes in effect since 1990. For a description of recent actions of the PUC, see Note 13 to the Consolidated Financial Statements included in this Report.

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, and held formal discussions with GT&T in 2002 regarding this matter. During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for international voice and data services. We believe that such competition is precluded by GT&T's exclusive license to provide domestic fixed and international voice and data services in Guyana, which has a stated expiration in December 2010 and is renewable for an additional 20-year term at our option.

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters (described in Note 13 to the Consolidated Financial Statements included in this Report). In addition, certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana will be necessary. The Government of Guyana has acknowledged to us that a transition to full competition may require a significant rebalancing of local and long distance rates for domestic and international services offered by GT&T. During 2008, GT&T held discussions with the Government to develop a methodology and process to implement rate rebalancing during and after a transition to competition. We have indicated to the Government that we would be willing to consider foregoing renewal of our international exclusivity rights in 2010, but only as part of an overall settlement agreement.

        In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. GT&T has met informally with these parties to discuss the process and possible timing of any legislation or regulatory initiative. In those discussions, GT&T was informed that draft legislation liberalizing the telecommunications sector in Guyana may be available as early as the second half of 2009. At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, ATN and GT&T would seek to enforce GT&T's rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana and would pursue any other legitimate avenues of recourse available to us. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

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

        In November 2006, Digicel, which operates a cellular 900 MHz service in other Caribbean countries, announced that it had acquired the assets of CelStar Guyana Inc., or CSG, our then existing nationwide wireless competitor, including a transfer of CSG's mobile license.

        In January 2007, the PUC issued a ruling allowing cellular companies the freedom to set peak rates within a floor of G$7.00 (approximately US $0.035) and a ceiling of G$32.00 (approximately US$0.16), with an off-peak ceiling of not less than 12% below the peak ceiling rate. Digicel has been offering promotions that appear to us clearly to violate the floor on cellular rates. We believe the PUC has acted in an unreasonably discriminatory manner in favor of GT&T's primary competitor by not enforcing the new minimum and maximum rates and in 2007, GT&T filed a lawsuit contesting the PUC's enforcement approach. During 2008, the PUC expressed its intent to revisit the floor rate and, possibly, eliminate it.

        In January 2007, the PUC directed GT&T and Digicel to initiate per second billing for cellular service as opposed to the pre-existing practice of per-minute billing. Per-second billing has contributed to GT&T's declining wireless revenue. The PUC has proposed, and held hearings on, requiring per second billing in place of the current per minute billing practices in international long distance services.

The expansion of per second billing to non-mobile services could have a material adverse effect on our financial results.

        In 2008, the President of Guyana signed into law the Interception of Communications Act of 2008 (the 2008 Act), which requires telecommunications carriers to modify their networks to enable interception of communications transiting their networks. GT&T has objected to the cost, feasibility and technical difficulty of implementing the requirements of the 2008 Act.

        FCC Rule-Making and International Long Distance Rates.    The actions of telecommunications regulators, especially the FCC, affect the settlement rate payable by foreign carriers to GT&T for handling incoming international long distance calls. In 1997, the FCC adopted mandatory terminating rate benchmarks for many countries and required termination rates for Guyana, among several countries classified as low-income, to be reduced by January 2002 from $0.85 to $0.23 per minute. The reduction in the termination rate resulted in a substantial reduction in inbound international telecommunication revenue. In 2002, and again in 2003, AT&T proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC rejected AT&T's request in early 2004, it indicated that it will continue to monitor and evaluate termination rate levels and benchmarks.

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

        In January 2008, the Company, through a subsidiary, filed an application with the FCC to participate in the FCC's auction (FCC Auction No. 73) of 700 MHz spectrum being re-claimed by the FCC from the broadcast industry and sold by the FCC to the wireless industry. The Company was the winning bidder for five licenses which were granted in November 2008.

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

Wireless and Wireline Services

        In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue. The FCC has initiated rule makings to consider broad-based reform of the USF program and the U.S. Congress has expressed similar interest. We cannot predict the impact on us of any changes in USF policy or rules. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue.

        The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to:

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

Internet Services

        We provide internet access services as an internet service provider (or ISP). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. The FCC generally preempts state and local regulation of information services. On September 23, 2005, the FCC issued a general policy statement regarding neutral access to and operation of the internet. We do not know to what extent or in what context the FCC will enforce these policies, and whether the FCC will constrain any ILEC actions taken in contravention of these policies. There may be new legislation or further FCC action to address access to or use of the internet, and we cannot predict the impact of any such actions on our results or operations.

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

        The FCC regulates Choice's use of Broadband Radio Service and Educational Broadband Service spectrum. The FCC has adopted new technical rules applicable to these spectrum bands. We do not anticipate that the new requirements will have a material effect on Choice operations.

Regulation of Our Bermuda Subsidiary

        In Bermuda, our BDC subsidiary is subject to Bermuda's Telecommunications Act of 1986 (the "Telecommunications Act"). BDC is authorized to use spectrum to deliver services under our "Class B" license, which entitles BDC to provide mobile voice and data services on Bermuda. BDC's Class B license expires in 2013.

        In November 2005, the Minister of Telecommunications & eCommerce ("METEC" or the "Ministry") and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in the Bermuda Supreme Court ("Court") claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. In June 2006, the Court ruled in favor of BDC. The Ministry filed an appeal which was decided in favor of BDC in November 2007.

        In August 2006 and in January 2007, the METEC released consultation documents seeking comment on a new regulatory framework for the telecommunications industry in Bermuda. The Ministry asked current telecommunications service providers to comment on methods to liberalize the telecommunications industry in Bermuda including converting existing service-specific licenses to Unified Domestic Licenses (or UDLs) that permit any licensed carrier (whether historically a wireless, wireline, data or international licensee) to offer any type of service. BDC has actively participated in the process at the Ministry to make its position known. There was little public progress on this issue in 2007, but in February 2008 the new Minister of Energy Telecommunications & eCommerce reiterated the Bermuda Government's intention to proceed with a UDL-based scheme and to create an independent regulatory authority for telecommunications in Bermuda (the "Telecommunications Reform"). It has been proposed that two new acts will be drafted to accommodate this, (i) a Utility Regulation Act; and (ii) a Communications Act to replace sections of the Telecommunications Act (the "Telecommunications Reform Legislation").

        The drafting and consultation process of the Telecommunications Reform is currently in progress and, according to the Ministry's plan, it is anticipated that the implementation of Telecommunications Reform Legislation by Bermuda's Legislature will be January 2010.

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

Taxation—United States

        As a U.S. corporation, Atlantic Tele-Network is subject to U.S. federal income taxation on its worldwide net income, currently at rates up to 35% of taxable income. In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) of a foreign corporation when such E&P is actually distributed or deemed distributed. Pursuant to the foreign tax credit provisions of the

Internal Revenue Code, and subject to complex limitations contained under those provisions, Atlantic Tele-Network is entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of its subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against Atlantic Tele-Network's U.S. federal income tax. The Company does not provide for U.S. income taxes on the undistributed earnings of its foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

        As of the end of 2008, Atlantic Tele-Network has a foreign tax credit carryforward of $17.0 million. These credits begin expiring in 2011. Based upon current projections and planning, Atlantic Tele-Network currently estimates that it is more likely than not that $11.7 million of these credits will expire unutilized. It has therefore placed a valuation allowance of $11.7 million against the foreign tax credit carryforward.

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

        We have adopted a written Code of Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics, along with our Related Person Transaction Policy, Compensation Committee Charter and Audit Committee Charter are available at the Corporate Governance section of our website. We intend to make any disclosure required under the SEC rules regarding amendments to, or waivers from, our Code of Ethics on our website.

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

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary GT&T has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010 and that is renewable for an additional 20-year term at our option. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Specifically, Guyana Government officials have publicly stated their intention to revoke or terminate the license and have made efforts to enact legislation that would allow for competition in areas that are precluded by the exclusivity term. In addition, the telecommunications regulatory body in Guyana initiated an action a number of years ago questioning the status and validity of such terms. See "Business—Regulation of Our GT&T Subsidiary."

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matter (as described in Note 13 to the Consolidated Financial Statements included in this Report), for us to consider voluntarily relinquishing GT&T's rights by law and contract to be the exclusive provider of local exchange and international voice and data services in Guyana.

        During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the Government's desire to see the introduction of competition for local exchange and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, but we have expressed our willingness to relinquish those rights under reasonable conditions and with the proper safeguards in place. We have continued to have less formal discussions with government officials and remain willing to discuss a negotiated solution. In late 2008, the Government retained a law firm and consultant to prepare draft legislation for a new telecommunications regulatory regime which may provide for the issuance of multiple licenses for telecommunications services. We expect draft legislation to be available as early as the second half of 2009.

        At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination or material modification of that license and potentially injunctive relief, we cannot guarantee that we would prevail in any court or arbitration proceeding.

        We are highly dependent on GT&T for a substantial portion of our revenues and profits. For the year ended December 31, 2008, approximately 47% of our consolidated revenue and approximately 48% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues alone accounted for approximately 23% of our consolidated revenues in 2008. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. As of December 31, 2008, we have invested nearly $300 million in Guyanese telecommunications infrastructure. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect a substantial portion of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana could adversely affect our financial condition and results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. For the year ended December 31, 2008, our revenues from GT&T's inbound and outbound international long distance services were $47.8 million (or 23% of our consolidated revenue for 2008) and constituted a significant portion of our profits. Approximately 70% of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. We believe the volume of international long distance voice traffic, particularly outbound traffic, is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). In 2008, this activity—whether by known carriers or small "black market" operators—increased significantly. The Government of Guyana took some actions to crack down on some of the bypass operators and we are working to provide bulk minutes to certain internet cafes but it is not clear whether these measures will have a significant positive impact. Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP, competition or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

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

        The rates that GT&T may charge for its cellular services are also regulated by the PUC. In January 2007 the PUC established floor and ceiling rates for both pre-paid and post-paid cellular services and required cellular service providers to begin billing on a per second basis rather than a per minute basis. We believe the PUC has enforced the new minimum and maximum rates in favor of GT&T's primary wireless competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC's enforcement approach. The PUC has also proposed to extend per second billing to international calls. Any rapid decline in market pricing as a result of these changes, discriminatory enforcement, or competitive forces, without an offsetting increase in volume, would negatively impact the revenues and profits of our wireless business in Guyana.

GT&T is engaged in significant tax disputes with the Guyanese tax authorities which could adversely affect our financial condition and results of operations.

        GT&T's income is subject to Guyanese tax at an overall rate of 45%. GT&T has received various income tax assessments from Guyana tax authorities that claim GT&T owes approximately $23.5 million in additional income taxes for past periods. A substantial portion of this amount is based on the disallowance of 80% of GT&T's deduction for management fees paid to us pursuant to the original investment agreement and related agreements. This management fee is currently set at approximately 6% of GT&T's revenue. Although we believe that the fee is part of the original contract, it is similar to amounts charged by other international telecommunications companies to their foreign subsidiaries for management advisory services and is an appropriate and proper expense given the extensive services and expertise we provide, we may not prevail in these tax disputes. In addition, if recently reconvened negotiations result in an overall settlement of outstanding issues with the Government, we might be forced to agree to reduce the amount of, or deductibility of, the management fees. If GT&T is required to pay these additional taxes, it could have a material adverse effect on our financial condition and results of operations.

Risks Relating to our U.S. Wireless Business

A significant portion of our U.S. wireless revenue is derived from a small number of customers that could build or acquire overlapping networks.

        Our Commnet subsidiary, which accounted for approximately 34% of our consolidated revenue in 2008, generates a substantial majority of its revenues from three national wireless service providers. In 2008, three national wireless service providers together accounted for 85% of Commnet's revenues.

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

        In addition, if these customers build or acquire wireless networks in our service areas we may lose revenue and scale. Should any of these customers take such actions over a significant portion of the areas we serve, it may have a materially adverse effect on our results of operations and financial condition.

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

Other Risks Relating to Our Businesses and Industry

The current global economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flow, and we do not know if these conditions will improve in the near future.

        Our operations and performance depend on general economic conditions. The global economy recently experienced, and could continue to experience, an economic downturn due to the crisis in credit markets, slower economic activity, increased unemployment, concerns about inflation, increased energy costs, decreased consumer confidence and other adverse business conditions. Such fluctuations in the global economy could cause, among other things, deterioration and continued decline in spending and increase in the cost of labor and materials. As a result, our operating results could be materially impacted. The economic recession could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us. For example, among other things:

  •
  A decrease in tourism could negatively effect revenues from operations in the islands and in a number of areas covered by U.S. rural wireless operations that serve tourist destinations.

  •
  GT&T relies substantially on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. A prolonged economic downturn in the U.S. or Canada could effect inbound calling and, therefore, GT&T's results of operations.

  •
  Recent market volatility has exerted downward pressure on our stock price, which may make it more difficult for us to raise additional capital in the future.

        The impact, if any, that these financial market events, or any governmental actions intended to address these events, might have on us and our business is uncertain and cannot be estimated at this time.

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

  •
  As noted above, Commnet's greatest competitive risk is the possibility that its current customers may elect to build or enhance their own networks within the rural market in which Commnet currently provides service, which is commonly known as "over-building." If Commnet's customers, which have greater financial resources and access to capital than it has, determine to over-build, their need for Commnet's roaming services will be significantly reduced or eliminated.

  •
  In Bermuda and Turks and Caicos, BDC competes with the incumbent wireless service provider and a larger regional provider, each of which, has greater financial and other resources. BDC's market share has declined over the past two years.

  •
  In New England and New York State, in addition to other competitive voice and data communications service providers, we compete with much larger regional carriers, each of which has greater financial and other resources.

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

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Commnet's wireless licenses expire between 2009 and 2018. Choice's wireless licenses expire at various dates through 2017. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures. Our value to the wireless carriers that are Commnet's customers depends in part on our network's ability to support the services that such carriers' customers demand. For example, mobile high-speed wireless data services, which allow customers of wireless carriers to use the wireless network to send and receive data files and access the internet, have become increasingly popular in the United States. While we offer certain advanced services, such as GSM-EDGE UMTS or CDMA EV-DO, in certain of our coverage areas, we do not currently offer those services in all areas. As demand for these services continues to grow, we may have difficulty satisfying our customers without substantial upgrades, which could have an adverse effect on our business. Similarly, in other markets, if we do not offer new services that are popular with customers and are offered by competitors, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

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

        For example, our supplier of replacement parts for our wireless local loop network in Guyana discontinued its manufacturing and support operations, which has caused us, and will continue to cause us, to make significant additional network expenditures. Our initial choice of a network infrastructure supplier can, where proprietary technology of the supplier is an integral component of the network, cause us to be effectively locked into one or a few suppliers for key network components. As a result, we have become reliant upon a limited number of network equipment manufacturers, including GT&T's reliance upon Nortel Networks and BDC and Commnet's reliance upon Alcatel-Lucent and Nokia. Certain entities owned by Nortel Networks filed for bankruptcy protection in 2008 and we currently don't know what impact that may or may not have on us. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

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

        We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services and cause losses in revenue. In Guyana, for example, the Americas II fiber optic cable, which connects Guyana with the United States, and over which we provide our international long distance service, has from time to time suffered service outages, including a lengthy outage in May 2007. These outages have been caused by accidental cuts and vandalism occurring along the terrestrial portions of the cable in Guyana and other countries, as well as cuts in the international undersea portions. These cuts have resulted in increased operational and capital expenses, customer dissatisfaction and loss of revenue. The cuts have also led us to commit substantial capital spending on building a new submarine fiber optic cable landing in Guyana. Other risks which may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        We operate in Guyana, the U.S. Virgin Islands, Bermuda and Turks and Caicos, which have experienced severe weather conditions over the years including hurricanes, damaging storms and floods. Our U.S. operations are in areas subject to blizzards, tornados and other serious storms. Some areas we operate in may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2005 causing major damage to our network and to the island's infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands and a separate hurricane negatively effected operations in the Turks and Caicos. Guyana has suffered from severe rains and flooding in two of the last four years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

        In connection with the incurrence of the indebtedness under the credit facility, the lenders received a pledge of our share of the capital stock of all of our subsidiaries, and that of future direct and indirect subsidiaries with some limited exceptions. Additionally, the lenders under our credit facility generally have a lien on all of our U.S. assets and certain of our non-U.S. assets. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the credit facility (including meeting or exceeding certain financial measurements), the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the credit facility. As a result, the holders of our securities may lose a portion of, or the entire value of, their investment in our securities.

Our Chairman is our largest stockholder and will continue to exert significant influence over us.

        Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities approximately 39% of our outstanding common stock. As a result, Cornelius B. Prior, Jr., is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has and will continue to have significant influence over our overall strategy and business plans. His interests may not always coincide with the interests of other holders of our common stock.

Low trading volume of our stock may limit our shareholders ability to sell shares and/or result in lower sale prices.

        During the last quarter of 2008, the average daily trading volume of our common stock was approximately 47,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at 10 Derby Square, Salem, Massachusetts 01970, where we lease approximately 5,000 square feet of office space. GT&T operations are headquartered in Georgetown, Guyana, where GT&T owns approximately 4,000 square feet of office space. Commnet's operations are headquartered in Atlanta, Georgia, where Commnet leases approximately 3,000 square feet of office space. BDC's operations are headquartered in Bermuda where it leases approximately 5,000 square feet of office space and 4,000 square feet of retail space. Sovernet operations are headquartered in Bellows Falls, Vermont where it leases approximately 9,000 square feet. We also lease approximately 9,000 square feet of office space in the Virgin Islands for Choice Communications. The Company also utilizes approximately 324,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by GT&T, on approximately 48 acres of land in various locations throughout Guyana. In addition, we lease and own locations for other switch facilities (including international, local, wireless and broadband data), wireless facilities (including towers) and extensive cabling (including an interest in several inter-country fiber cables). We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        In 1995, the minister of telecommunications of Guyana initiated a proceeding with the PUC alleging that GT&T had breached our agreement with the Government of Guyana by failing to expand its facilities and telecommunications operations and improve services in Guyana pursuant to an expansion and service improvement plan (the "Plan"). Under the agreement, which we entered into in connection with our acquisition of GT&T in 1990, we agreed to complete the Plan within three years and the Government of Guyana agreed to permit rate increases in the event of any devaluation of Guyana currency within the three-year Plan period. The Plan was subsequently amended to, among other things, extend the completion deadline to February 1995. While GT&T did not complete the Plan by the extended deadline, we believe that the Government of Guyana's failure to timely provide for rate increases upon a significant devaluation of Guyanese currency in March 1991 impeded our efforts and justified our delay in completing the Plan. We substantially completed the Plan in 1997 and believe that we have satisfied our obligations under the agreement. If the PUC finds us in breach of the agreement, GT&T could be fined, its wireline license could be canceled and it could face other penalties imposed by the PUC. The PUC last held hearings on this matter in 1998.

        GT&T is contesting, in the High Court of Guyana, approximately $7.3 million in income tax assessed by the commissioner of Inland Revenue of Guyana for the years 1991 to 1996. The amount in dispute represents the amount of deductions GT&T claimed during those years for advisory fees payable to Atlantic Tele-Network that were denied by the Commission. In August 1995, the High Court upheld the deductibility of these fees for one of the years in question. In June 1996, the Guyana Commission of Inland Revenue (the "Commission") filed a writ with the High Court, which GT&T has opposed, requesting the High Court to set aside this decision. The assessments relating to the remaining 4 years have been stayed pending the outcome of the High Court's decision on the Commission's writ. GT&T has received additional assessments for approximately $6.5 million for the years 1997 to 2000 resulting from the same dispute over the deductibility of fees in those years. GT&T believes that these additional assessments will also be stayed pending the High Court's decision on the Commission's writ.

        In November 1997, GT&T applied to the High Court for an order prohibiting the commissioner of Inland Revenue from enforcing tax assessments of approximately $9.7 million for the years 1991 to

1996. GT&T believes that the tax assessments were erroneously calculated based on a faulty audit which was stayed by the High Court prior to completion, resulting in GT&T not receiving notice of, or an opportunity to respond to, the audit. The High Court has stayed enforcement of the tax assessments pending review of GT&T's request.

        In November 1997, we filed motions with the Guyana Court of Appeal and High Court appealing an order issued by the PUC in October 1997 requiring GT&T to meet annual prescribed increases in the number of telephone lines for the years 1998 to 2000 and to provide certain additional services, e.g., call waiting, three-way calling, to customers by the end of 1998. We believe that in issuing the order the PUC failed to consider the added cost of meeting these requirements and the adjustment in telephone rates that would be necessary to provide GT&T a fair return on additional investment. The appeal is still pending, however, no stay has been issued in connection with the PUC order.

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

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against the Company and GT&T claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. ATN and GT&T each moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted by ATN and GT&T.

        In addition to those proceedings discussed above, we are periodically subject to claims and lawsuits that are incidental to our business, some of which involve claims for damages and taxes that are substantial in amount. See Note 13 to the Consolidated Financial Statements included in this Report. We believe that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operation or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Market:

	High	Low
2007
Quarter ended March 31	$31.99	$23.71
Quarter ended June 30	$29.78	$25.04
Quarter ended September 30	$38.75	$24.00
Quarter ended December 31	$39.21	$30.98

	High	Low
2008
Quarter ended March 31	$35.01	$27.93
Quarter ended June 30	$35.43	$26.00
Quarter ended September 30	$35.52	$26.02
Quarter ended December 31	$28.30	$16.33

        The approximate number of holders of record of Common Stock as of March 16, 2009 was 61.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past three fiscal years ended December 31, 2008, as retroactively adjusted for the 5-for-2 stock split on March 31, 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006	$0.12	$0.12	$0.14	$0.14
2007	$0.14	$0.14	$0.16	$0.16
2008	$0.16	$0.16	$0.18	$0.18

        The declaration and payment of dividends on the Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our common stock. Because Atlantic Tele-Network, Inc. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believe in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2006, 2007 and 2008, we paid a total annual dividend of $0.52, $0.60 and $0.68 per share, respectively, as adjusted for our 5-for-2 stock split on March 31, 2006. The continuation or modification of our current dividend policy will be dependent upon future results of operations, financial condition, capital requirements, contractual restrictions, regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

 Issuer Purchases of Equity Securities in the Fourth Quarter of 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2008—October 31, 2008	—	—	—	$2,919,965
November 1, 2008—November 30, 2008	—	—	—	2,919,965
December 1, 2008—December 31, 2008	—	—	—	2,919,965

Total	—			$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our audited Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions, including our acquisition of Commnet on September 15, 2005 and Sovernet on February 10, 2006 and the increase of our equity interest in Bermuda Digital Communications on May 15, 2008.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Wireless	$14,093	$26,360	$63,038	$83,458	$104,963
Local telephone and data	25,630	27,530	42,718	46,598	50,670
International long distance	46,861	45,439	46,663	52,635	47,820
Other	2,581	2,952	3,646	4,050	3,888

Total revenue	89,165	102,281	156,065	186,741	207,341
Operating expenses	53,953	64,852	103,079	119,582	137,819

Income from operations	35,212	37,429	52,986	67,159	69,522
Other income (expense):
Interest expense	(283)	(1,629)	(3,739)	(2,282)	(3,144)
Interest income	588	942	1,592	2,454	1,770
Other, net	(1,833)	(631)	725	2,239	439

Other income (expense), net	(1,528)	(1,318)	(1,422)	2,411	(935)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliates	33,684	36,111	51,564	69,570	68,587
Income taxes	19,832	21,007	25,538	28,929	29,551

Income before minority interests and equity in earnings of unconsolidated affiliates	13,852	15,104	26,026	40,641	39,036
Minority interests, net of tax	(3,992)	(4,364)	(4,993)	(4,982)	(4,973)
Equity in earnings of unconsolidated affiliates, net of tax	2,569	3,043	2,467	2,281	735

Net income	$12,429	$13,783	$23,500	$37,940	$34,798

Reported income per share:
Basic net income per share	$0.99	$1.11	$1.73	$2.50	$2.29

Diluted net income per share	$0.99	$1.10	$1.72	$2.48	$2.28

Dividends per share	$0.42	$0.46	$0.52	$0.60	$0.68

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$100,092	$125,709	$138,573	$155,753	$198,230
Total assets	176,374	233,831	302,614	352,131	419,821
Short-term debt (including current portion of long-term debt)	687	165	—	—	750
Long-term debt, net	11,726	55,585	50,000	50,000	73,311
Stockholders' equity	109,223	116,986	178,770	208,971	228,873

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide wireless and wireline telecommunications services in the Caribbean and North America through the following principal operating subsidiaries:

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 61%, 57% and 47% of the Company's consolidated revenues in 2006, 2007 and 2008, respectively. The reduction in these percentages is principally due to the acquisitions noted below and the growth in those acquired operations.

  •
  Commnet Wireless, LLC ("Commnet"), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. The Company completed its acquisition of 95% of Commnet on September 15, 2006 and the remaining 5% in January 2007.

  •
  Bermuda Digital Communications, Ltd. ("BDC"), the largest wireless voice and data communications service provider in Bermuda, doing business under the name "Cellular One". The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC's outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC's balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Sovernet, Inc. ("Sovernet"), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet's retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. The Company has owned 96% of Sovernet since its acquisition in February 2006. In August 2008, Sovernet began providing wholesale transport services in New York State through its subsidiary, ION Holdco LLC.

  •
  Choice Communications, LLC ("Choice"), is a leading provider of fixed wireless broadband data, and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

        As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 3% to 6% of revenues from, each operating subsidiary. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in "Other Income" in the accompanying statements of operations.

        The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of December 31, 2008:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)
	Integrated Telephony—	GT&T	Guyana
	International	BDC, Islandcom	Bermuda, Turks and Caicos
Island Wireless
Local Telephone and	Integrated Telephony—	GT&T	Guyana
Data	International
	Integrated Telephony—	Sovernet, ION	United States (New England
	Domestic		and New York State)
	Wireless Television and	Choice (internet access)	U.S. Virgin Islands
Data
International Long	Integrated Telephony—	GT&T	Guyana
Distance	International
Other	Wireless Television and Data	Choice (digital television)	U.S. Virgin Islands

        For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 15 to the Consolidated Financial Statements included in this Report.

        Over the last several years, we have significantly diversified our business and reduced our historical dependence on GT&T's operations for our financial results. This reduction of GT&T's contribution is mainly through the acquisition and growth of Commnet. We are dependent on GT&T and Commnet for a substantial majority of our revenues and profits. For the year ended December 31, 2008, approximately 81% of our consolidated revenue and approximately 96% of our consolidated operating income were generated by these two operating subsidiaries.

        Commnet's revenues and profits are primarily driven by the number of sites and base stations we operate, the amount voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. Commnet's contribution to our consolidated revenues has grown from approximately 27% in 2006 to approximately 34% in 2008, and in 2008 Commnet was the single largest contributor to our net income. For more information, see Note 15 to our Consolidated Financial Statements included in this Report.

        The largest single component of GT&T's revenues and profits has been from its international long distance business, which accounted for approximately 23% of our consolidated revenue during the year ended December 31, 2008. While the majority of this international long distance revenue is generated by calls originated by, or terminating with, wireline and wireless customers, we are currently the exclusive provider of international voice and data and therefore generate revenue and profit from calls and data originating on our competitor's wireless network.

        The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay GT&T for handling the incoming international calls. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. In 2008, there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. More recently, we also believe the current economic recession has impacted the volume of inbound calls into Guyana and negatively impacted our revenues.

        GT&T also faces significant competition for wireless services in Guyana. Since early 2007, Digicel, a large regional wireless operator, has used aggressive operational and capital spending to gain market share, including promotional pricing, the use of extensive give-a-ways and handset subsidies. In 2008, our wireless subscribers decrease by 28% which we believe is attributable to this increased competition. Although we believe that we are well-positioned to compete based on network coverage, quality of service and standard pricing, we believe that Digicel's success at obtaining market share from us is due in large part to their level of marketing and promotional activity.

        As of December 31, 2008, we have invested approximately $300 million in Guyanese telecommunications infrastructure. In addition to our 2009 planned capital expenditures to improve our GT&T network, we will be investing over the next 18-24 months an additional $20 million to $25 million in a new submarine fiber optic cable in Guyana. The construction of this cable connecting Guyana to Trinidad will provide for continued growth in the provision of high speed data and internet services into Guyana, as well as giving us a cost effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand.

        As previously disclosed in our prior public reports, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector and has held formal discussions with us, most recently in early 2008, regarding potential modifications of GT&T's exclusivity rights. In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we expect draft legislation to be available as early as the second half of 2009. Our exclusive license has a stated expiration in December 2010 and is, accordingly to its terms, renewable for an additional 20-year term at our option.

        At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T's rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding. See "Business—Regulation—regulation of Our GT&T Subsidiary—Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk".

        Other significant steps in this diversification include the expansion of our Sovernet business and the recent increase in our ownership interest in BDC and related acquisitions, as described under the captions "Business—Local Telephone and Data Services—U.S. Operations" and "—Wireless Services—Bermuda Operations". We expect to continue this trend of diversification and are actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria.

Results of Operations

Years Ended December 31, 2008 and 2007

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2008
	(In thousands)
REVENUE:
Wireless	$83,458	$104,963	$21,505	25.8%
Local telephone and data	46,598	50,670	4,072	8.7
International long distance	52,635	47,820	(4,815)	(9.1)
Other	4,050	3,888	(162)	(4.0)

Total revenue	186,741	207,341	20,600	11.0

OPERATING EXPENSES:
Termination and access fees	29,379	34,978	5,599	19.1
Internet and programming	3,379	3,387	8	0.2
Engineering and operations	23,037	24,930	1,893	8.2
Sales and marketing	15,526	13,227	(2,299)	(14.8)
General and administrative	23,136	29,772	6,636	28.7
Depreciation and amortization	26,686	31,525	4,839	18.1
Impairment of assets	4,400	0	(4,400)	(100.0)
Gain on disposition of assets, net	(5,961)	0	5,961	100.0

Total operating expenses	119,582	137,819	18,237	15.3

Income from operations	67,159	69,522	2,363	3.5

OTHER INCOME (EXPENSE):
Interest expense	(2,282)	(3,144)	(862)	(37.8)
Interest income	2,454	1,770	(684)	(27.9)
Other income (expense), net	2,239	439	(1,800)	(80.4)

Other income (expense), net	2,411	(935)	(3,346)	(138.8)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	69,570	68,587	(983)	(1.4)
Income taxes	28,929	29,551	622	2.2

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	40,641	39,036	(1,605)	(3.9)
Minority interests, net of tax	(4,982)	(4,973)	9	0.2
Equity in earnings of unconsolidated affiliates, net of tax	2,281	735	(1,546)	(67.8)

NET INCOME	$37,940	$34,798	$(3,142)	(8.3)

        Wireless revenue.    Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana. For 2008, wireless revenue also includes retail wireless revenues generated by our Island Wireless segment.

        Wireless revenue increased to $105.0 million for 2008 from $83.5 million for 2007, an increase of $21.5 million, or 26%. Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $12.4 million, or 21%, to $70.1 million for 2008 from $57.7 million. The increase in revenue from our U.S. wireless business was due primarily to growth in voice and data traffic at existing sites, as well as the continued deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use and increased data revenue. Also included in this increase was $1.9 million of switching fees earned on the 59 sold base stations. As of December 31, 2008, a total of 473 base stations were deployed as compared to 303 base stations as of December 31, 2007. We put into service 165 new base stations, acquired 46 base stations, and decommissioned 41 older TDMA/Analog base stations.

        Verizon Wireless's January 2009 acquisition of Alltel will cause some loss of revenue for us because the network assets they acquired overlap our network in certain areas, but we expect that overall revenue from Verizon Wireless will grow in 2009 due to our ongoing network expansion. However, in connection with the Alltel acquisition, Verizon Wireless will be required to divest itself of certain assets that overlap some areas of Commnet's network. If the buyer or buyers of those assets includes one of our other major customers, it may have a significant negative impact on our revenues.

        The consolidation of our BDC operating results, which began as of May 15, 2008, contributed $14.1 million of the increase in wireless revenue. This increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless operator entered the Guyana market in early 2007 with aggressive marketing campaigns and handset subsidies. This decline in revenue in 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana caused our wireless subscribers to decrease by 80,000, or 24%, from 328,000 subscribers as of December 31, 2007 to 248,000 subscribers as of December 31, 2008, respectively. We also believe there may have been a decline in the total wireless subscribers in the market as the level of handset subsidies and giveaways fell from 2007. These factors resulted in a $5.1 million decrease in GT&T's wireless revenue from $25.8 million during 2007 to $20.7 million during 2008. While we do not expect wireless subscribers or revenue in Guyana to continue to decline at this rate, our competitor could continue to take market share with aggressive spending and an overall decline in the Guyana market for wireless subscribers and spending could decline due to worsening economic conditions or other factors.

        Local telephone and data revenue.    Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in New England and New York State, and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges (excluding international long distance charges in Guyana), maintenance and equipment sales.

        Local telephone and data revenue increased by $4.1 million, or 9%, to $50.7 million for 2008 from $46.6 million for 2007. The increase is primarily attributable to growth in GT&T's access lines in Guyana from approximately 132,000 lines as of December 31, 2007 to approximately 139,000 lines as of December 31, 2008 (an increase of 5%), increased interconnect fees, growth in broadband data customers in Guyana and continued strong growth in wireless broadband customers in the U.S. Virgin Islands. Sovernet increased revenues by $1.5 million, due mainly to the addition of ION on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services.

        International long distance revenue.    International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 86% of all international long distance traffic and more than 70% of international long distance revenue for the year ended December 31, 2008, is settled in U.S. dollars.

        International long distance revenue declined by $4.8 million, or 9%, from $52.6 million for 2007 to $47.8 million for 2008. This decline was partly a result of certain significant events during 2007, such as the run up to Guyana's hosting of Cricket World Cup matches and the Rio Group Summit, which we believe increased traffic volumes during that period. We are also subject to illegal bypass via internet calling, which we believe increased considerably from the second to the fourth quarter of 2008. International voice traffic may also decline as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. These other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, although we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T's license is also likely to negatively impact this revenue in the future.

        Other revenue.    Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 5% to $3.9 million for 2008 from $4.1 million for 2007. We expect to discontinue this service in 2009.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls. Termination and access fees increased by $5.6 million, or 19%, from $29.4 million to $35.0 million from 2007 to 2008, respectively as a result of increased traffic at Commnet, the consolidation of BDC's results of operations and an increase in expenses at Sovernet due to the operating results of its August 2008 acquisition of ION.

        Internet and programming expenses.    Internet and programming expenses include internet connectivity charges and digital television programming. Internet and programming expenses remained at $3.4 million in 2007 and 2008. This is consistent with the minimal growth in our broadband data and television subscribers in the U.S. Virgin Islands.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks. Engineering and operations expenses increased by $1.9 million, or 8%, from $23.0 million to $24.9 million for 2007 and 2008, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States as well as the consolidation of BDC.

        Sales and marketing expenses.    Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses decreased by $2.3 million, or 15%, from $15.5 million to $13.2 million for 2007 and 2008, respectively. Throughout 2007, GT&T incurred an unusually high level of sales and marketing costs as a response to increased wireless competition, including wireless handset promotions, increased advertising and higher sales commissions. In 2008, GT&T's sales and marketing expenses returned to a lower level. The decrease in GT&T's sales and marketing expenses was partially offset by BDC's sales and marketing expenses which we began to consolidate effective May 15, 2008.

        General and administrative expenses.    General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $6.7 million, or 29%, from $23.1 million to $29.8 million for 2007 and 2008, respectively. Of this increase, $4.8 million is a result of our consolidation of BDC's financials beginning in 2008. In addition, we incurred $1.0 million in legal and related expenses in an unsuccessful effort to acquire a company out of bankruptcy at the end of 2008.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

        Depreciation and amortization expense increased by $4.8 million, or 18%, from $26.7 million to $31.5 million for 2007 and 2008, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and Guyana, the consolidation of BDC's results, and the acquisitions of ION and Islandcom.

        Impairment of long-lived assets.    In the fourth quarter of 2007, Choice Communications recorded a $4.4 million asset impairment charge related to the wireless digital television portion of the business. In late 2007, Choice was denied certain tax benefits by the U.S. Virgin Islands government. This denial of tax benefits, together with minimal anticipated future television subscriber and market share growth within its existing geographic footprint, resulted in the estimated future cash flows associated with this business being below the carrying value of the assets. We now expect to discontinue television services in 2009. The Company, through a separate impairment test, determined that no impairment existed as of December 31, 2007 relating to Choice's internet services, including both the broadband data and dial-up products.

        Gain on disposition of long-lived assets.    In December 2007, Commnet sold to a national carrier 59 base stations, along with spectrum licenses, in two Midwestern states and recorded a gain on the sale of $5.0 million. Also, during the first half of 2007, Commnet sold telecom assets, predominantly in western states, and recognized a gain on the sale of such assets of $1.3 million. These gains were offset by a loss of $0.3 million as a result of the Company's sale of all of its assets in Haiti in August 2007.

        Interest expense.    Interest expense represents interest incurred on our outstanding credit facilities. On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million term loan. At the same time, the Company's revolving line of credit facility expanded from $20.0 million to $75.0 million. Further description of the new credit facility is set forth in Note 7, "Long-Term Debt" to the Consolidated Financial Statements included in this Report. Also during September 2008, the Company entered into an interest rate swap agreement which is further detailed in Note 8, "Derivative Instruments and Hedging Activities" to the Consolidated Financial Statements included in this Report.

        Interest expense increased $0.8 million from $2.3 million to $3.1 million for the years ended 2007 and 2008, respectively. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during 2007 or 2008.

        Interest income.    Interest income represents interest earned on our cash, cash equivalent and short term investments. Interest income decreased $0.7 million from $2.5 million for 2007 to $1.8 million in 2008. The decrease was a result of a decrease in the rate of interest earned on cash and investments in 2008.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Included in other income for 2007 were management fees received from BDC which, since May 15, 2008 have been eliminated in consolidation. Other income decreased from $2.2 million in 2007 to $0.4 million in 2008 as a result of a $1.3 million license settlement at Commnet during 2007, as well as the elimination, in consolidation, of management fees from BDC following their consolidation in May 2008.

        Income taxes.    Our effective tax rate was 42% for 2007 and 43% for 2008. Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and by the amortization of a deferred tax asset, relating to differences between book and tax basis of fixed assets, which was recorded in a prior period

        Minority interests.    Minority interests consists of the Guyana government's 20% interest in GT&T, a minority shareholder's 4% interest in Sovernet, minority shareholders' 42% equity interest in BDC, subsequent to our consolidation of BDC in May 2008, and other minority shareholders' interests in certain consolidated subsidiaries of Commnet and Sovernet. Minority interests remained unchanged at $5.0 million for 2007 and 2008, respectively.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates included our share of the earnings of BDC prior to our consolidation of BDC's operating results in May 2008, as well as our share of the earnings of Commnet's unconsolidated affiliates. Equity in earnings of unconsolidated affiliates decreased $1.6 million, or 70% from $2.3 million for 2007 to $0.7 million for 2008 as a result of the consolidation of BDC.

        Net income.    As a result of the above factors, net income decreased by $3.1 million or 8% from $37.9 million for 2007 to $34.8 million for 2008. On a per share basis, net income decreased from $2.50 per basic and $2.48 per diluted share for 2007 to $2.29 per basic and $2.28 per diluted share for 2008.

        Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Television and Data. Island Wireless became an operating segment upon completion of BDC's share repurchase and resulting increase in our equity interest in BDC, effective May 15, 2008. Segment results are set forth in Note 15 "Segment Reporting" to the Consolidated Financial Statements included in this Report.

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

        The remaining increase in wireless revenue was attributable to the continued growth of our wireless subscriber base in Guyana and certain non-recurring events such as Guyana's hosting of Cricket World Cup matches and the Rio Group Summit. Our wireless subscribers in Guyana increased by 59,000, or 22%, from 269,000 subscribers to 328,000 subscribers as of December 30, 2006 and 2007, respectively. Such increase in subscribers was aided by the Company's increased sales and marketing efforts, including handset promotions. GT&T's wireless revenue was $21.5 million and $25.8 million for 2006 and 2007, respectively. While we experienced growth in wireless revenue, subscribers and wireless minutes in Guyana, we have also experienced a significant decline in average revenue per user (ARPU). We attribute the reduction in ARPU to (i) a reduction in retail rates, (ii) increased penetration into a lower usage demographic and (iii) pre-paid customers holding handsets subscribed both to our and our competitor's network. All of GT&T's 328,000 wireless subscribers were GSM/GPRS subscribers as of December 31, 2007 as compared to 215,000 as of December 31, 2006. However, gains by our competitor and, we believe, a slowdown in overall wireless penetration, led to a decline in our wireless subscribers and revenue between the third and fourth quarter of 2007. Our wireless competitor in Guyana invested significant sums in expanding the service offerings and network capability of its network. This competitor also launched many promotional pricing plans and extensive handset subsidies.

        Local telephone and data revenue.    Local telephone and data revenue increased by $3.9 million, or 9%, to $46.6 million for 2007 from $42.7 million for 2006. Of the $3.9 million increase, $1.5 million derives from the inclusion of a full year of results for Sovernet, our Vermont-based voice and data provider which was acquired in February 2006. While Sovernet continued to add business customers for its voice and data services, it was negatively impacted by the decline in its residential data business, particularly its dial-up internet services. The remaining increase of $2.4 million primarily is attributable to growth in GT&T's access lines in Guyana from approximately 120,800 lines as of December 31, 2006 to approximately 132,000 lines as of December 31, 2007 (an increase of 9%), growth in broadband data customers in Guyana, and growth in wireless broadband and dedicated access customers in the U.S. Virgin Islands.

        International long distance revenue.    International long distance revenue increased by $5.9 million, or 13%, from $46.7 million for 2006 to $52.6 million for 2007. This increase was primarily driven by continued expansion of our wireline network and increased traffic as well as a substantial growth in wireless subscribers within Guyana (for both GT&T and its competitor, which uses GT&T's international network) and the impact of certain non-recurring events such as Guyana's hosting of Cricket World Cup matches and the Rio Group Summit. We were also subject to illegal bypass via internet calling and compete against alternative and cheaper media for communication, such as e-mail and text messaging.

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

        Internet and programming expenses.    Internet and programming expenses decreased from $3.5 million in 2006 to $3.4 million in 2007. This decrease was primarily from reduced expenses in the U.S. Virgin Islands offset by growth in our television and broadband data subscribers. Beginning in December 2006, we were able to significantly reduce the internet capacity expenses for our U.S. Virgin Island operations.

        Engineering and operations expenses.    Engineering and operations expenses increased by $3.3 million, or 17%, from $19.7 million to $23.0 million for 2006 to 2007, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States and Guyana.

        Sales and marketing expenses.    Sales and marketing expenses increased by $5.4 million, or 53%, from $10.1 million to $15.5 million from 2006 to 2007, respectively. Substantially all of the increase is attributable to higher sales and marketing expenditures at GT&T in order to address intensified wireless competition in Guyana. Such sales and marketing expenditures include the costs of wireless handset promotions, increased advertising and higher sales commissions.

        General and administrative expenses.    General and administrative expenses increased by $1.2 million, or 5%, from $21.9 million to $23.1 million from 2006 to 2007, respectively. This increase is primarily attributable to a full year of operations at Sovernet and additional compensation and overhead costs to support our growth.

        Depreciation and amortization expense.    Depreciation and amortization expense increased by $2.2 million, or 9%, from $24.5 million to $26.7 million for 2006 and 2007, respectively. The increase is primarily due to the addition of fixed assets at GT&T and Commnet.

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

        Income taxes.    Our effective tax rate was 50% and 42% for 2006 and 2007, respectively, which represents the statutory U.S. income tax rate plus the Guyanese income taxes in excess of the statutory U.S. income tax rates as well as certain U.S. state income taxes. The effective tax rate is also impacted by the amortization of a deferred tax asset, relating to differences between the book and tax basis of fixed assets, which was recorded in a prior year. Our higher effective tax rate for the 2006 period reflects the fact that our losses in the US Virgin Islands were not available to reduce taxable income in Guyana, which has a high tax rate of 45%. The reduction in our effective rate in 2007 is also a result of the impact of additional taxable income at U.S. statutory rates and the ability to use certain tax credits during the fourth quarter of 2007.

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

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates includes our share of the earnings of BDC as well as our share of the earnings of Commnet's unconsolidated affiliates. The decrease in equity in earnings of unconsolidated affiliates from $2.5 million to $2.3 million for 2006 and 2007, respectively, was due to a decrease in the net earnings of BDC as a result of BDC's loss of market share. Increased competition resulted in a decrease in subscribers, largely from its smaller pre-paid subscriber base, as well as increased marketing and handset expenses incurred. Wireless subscribers in Bermuda were 21,779 and 19,906 as of 2006 and 2007, respectively.

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

Liquidity and Capital Resources

        We have met, and anticipate that we will meet in the future, our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities.

Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the years ended December 31, 2007 and 2008, we spent approximately $48.9 million and $47.4 million on capital expenditures, respectively. Of the $47.4 million of 2008 capital expenditures, we spent approximately $29.2 million, including $5.8 million in connection with Commnet's December 2008 acquisition of CC Communications in Nevada, expanding Commnet's network by increasing the number of GSM and CDMA base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $15.1 million was incurred expanding the capacity and coverage of Guyana's wireline and wireless network and early-stage construction costs on a new fiber optic submarine cable into the country. We also spent $0.9 million at Sovernet and expanded our service areas and switch capabilities.

        We are continuing to invest in expanding the networks of GT&T, Commnet, Sovernet and BDC and expect to incur capital expenditures between $40.0 million and $45.0 million, with over one-half used in connection with Commnet's network expansion during the year ended December 31, 2009. In addition we expect to incur an additional $10.0 million to $15.0 million of capital expenditures in 2009 on the construction of the submarine fiber optic cable in Guyana. We expect to fund these expenditures primarily from cash generated from our operations.

        Acquisitions and Investments.    We have funded our recent acquisitions with a combination of cash on hand and borrowings under our credit facilities.

        During January 2007, we purchased the remaining 5% equity interest in Commnet for $6.5 million and 21,000 shares of our common stock in satisfaction of our obligation (and in accordance with our right) under and consistent with the terms of the agreement entered into in connection with our acquisition of Commnet in September 2005. We funded this purchase with cash on hand and the reissuance of shares held in our treasury. On May 15, 2008, our equity interest in BDC increased from 43% to 58% as a result of BDC's repurchase of $17.0 million of shares from other shareholders. We provided BDC with a loan to fund this transaction from cash on hand.

        On August 15, 2008, Sovernet completed its acquisition of 75% of the equity of ION, LLC, a New York state provider of high capacity communications network transport services for $5.6 million in cash which was funded from cash on hand. The acquisition of ION continues the Company's strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date, the Company began consolidating the results of ION, LLC in its results of operations. We funded the transaction from cash on hand.

        On September 1, 2008, BDC completed its acquisition of 42% of the equity of Islandcom, a provider of wireless telecommunication services in Turks and Caicos for $6.0 million in cash. We provided BDC an additional $5.0 million loan to fund this transaction. If current laws, which restrict foreign ownership of companies operating in Turks and Caicos, are changed, BDC will be able to increase its ownership in Islandcom from 42% to 77% through the exercise of a warrant, valued at $0.6 million, received as a part of the acquisition. Since officers of ATN and BDC make up a majority of Islandcom's board of directors, the Company is consolidating the operating results of Islandcom since the date of acquisition.

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

        Dividends.    We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2008, our dividends to our stockholders approximated $10.3 million (which reflects dividends paid on April 10, 2008, July 10, 2008, October 14, 2008, and January12, 2009). We have paid quarterly dividends for the last 41 fiscal quarters.

        Stock Repurchase Plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of December 31, 2008 repurchasing common stock. During the second quarter of 2008, we repurchased 42,351 shares for $1.2 million. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt and lease obligations as of December 31, 2008 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt	$74.6	$0.8	$1.5	$3.9	$68.4
Capital expenditures	19.6	12.4	7.2	—	—
Unrecognized tax benefits	5.7	5.7	—	—	—
Pension obligations	0.7	0.7	—	—	—
Operating lease obligations	28.3	6.8	11.2	6.1	4.2

Total	$128.9	$26.4	$19.9	$10.0	$72.6

Sources of Cash

        Total Liquidity at December 31, 2008.    As of December 31, 2008, we had approximately $79.7 million in cash and cash equivalents, an increase of $8.5 million from the December 31, 2007 balance of $71.2 million. In addition, as of December 31, 2008, we had $3.0 million in short-term investments. We believe our existing cash balances and other capital resources, including the $75.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

        Cash Generated by Operations.    Cash provided by operating activities was $66.5 million for the year ended December 31, 2008 compared to $69.1 million for the year ended December 31, 2007. The decrease of $2.6 million was primarily due to a decrease in accrued taxes.

        Cash Generated by Financing Activities- Credit Facility and Interest Rate Swap.    On September 10, 2008, we, as borrower entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the "2008 CoBank Credit Agreement"). The 2008 CoBank Credit Agreement replaced the previous credit facility and provides a $75 million term loan (the "2008 Term Loan") as well as a $75 million revolving credit facility (the "2008 Revolver Facility", together with the 2008 Term Loan, the "2008 Credit Facility").

        The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance of $60.0 million is to be repaid on September 10, 2015 when the 2008 Term Loan matures. The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility.

        All borrowings under the 2008 Credit Facility bear interest at a rate, selected by us from one of the options as defined with the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon our leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2%, also depending upon our leverage ratio. Borrowings as of December 31, 2008, including the interest rate swap agreement in Note 8, were bearing a weighted average interest rate of 5.50%. The 2008 Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries as set forth below under "—Factors Affecting Sources of Liquidity." The 2008 Credit Facility is guaranteed by the Company's

Commnet and Sovernet subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company and such guarantors. As of December 31, 2008, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

        On September 23, 2008 the Company executed a forward starting interest rate swap. The Company's objective in using the derivative is to add stability to interest expense and to manage our exposure to adverse changes in interest rates. The interest rate swap has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%. The interest rate swap agreement effectively converts the variable interest payments on the first $68 million of the 2008 Term Loan to a fixed rate of 4.42% plus the applicable credit spread, over the life of the agreement. The interest rate swap agreement has an effective date of October 15, 2008, and a maturity date of September 15, 2015.

Factors Affecting Sources of Liquidity

        Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see "Business—Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana", "—Regulation of Our GT&T Subsidiary" and Note 13 to the Consolidated Financial Statements included in this Report.

        Guyana—U.S. Foreign Currency Exchange.    GT&T's functional currency is the U.S. dollar because a majority of GT&T's revenues and expenditures have historically been transacted in U.S. dollars. Since 2004 through December 2008, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T's functional currency at some point in the future. This would also expose us to foreign currency risk in the event of exchange rate fluctuations.

        GT&T generally endeavors to maintain a balance between its Guyana dollar cash deposits and local receivables which are denominated in Guyana dollars and its local tax and other payables which are also denominated in the Guyana dollar. As of December 31, 2008, GT&T maintained U.S. $14.9 million of its cash balances in Guyana dollars. See "Quantitative and Qualitative Disclosures about Market Risk."

        Restrictions Under Credit Facility.    The 2008 Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company's ability to incur additional debt in the future or to incur liens on its property. The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of December 31, 2008, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement and would be able to fully draw the $75 million available under its revolving credit facility.

        Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a "universal" shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time, of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. We have approximately $150 million of securities registered for potential future offerings pursuant to the shelf registration statement, which we may offer and sell until June 2009.

Inflation

        We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in the Report.

Critical Accounting Estimates

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

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, we apply the criteria established by Staff Accounting Bulletin (or SAB) No. 104 "Revenue Recognition" and defer those items that do not meet the recognition criteria. As a result of the cutoff times of our billing cycles, we are often required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical evidence with each customer or carrier. Adjustments affecting revenue can and occasionally do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue, however historically these adjustments have not been material.

        A small portion of our revenue is attributable to activation or reactivation fees, installation fees and equipment sales. We evaluate these transactions in accordance with the guidance prescribed in Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangement with Multiple Deliverables" and, where the amounts charged for such services or the equipment does not represent a separate unit of accounting, these amounts are deferred and recognized ratably over the estimated customer relationship period.

        We apply judgment when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. We establish an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. Our estimate of the allowance for doubtful accounts considers collection experience, aging of the accounts receivable, the credit quality of customer and, where necessary, other macro-economic factors.

        Long-Lived and Intangible Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. During the fourth quarter of 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a

$4.4 million impairment charge in its 2007 statement of operations. See Note 10 to the Consolidated Financial Statements included in this report for additional information on the impairment charge.

        Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

        We also assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis in accordance to SFAS No. 142 "Goodwill and Other Intangible Assets" or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

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

        Contingencies.    We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2008, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims.

Recent Accounting Pronouncements

        In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As the right of our unvested restricted stock awards to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect FSP FAS No. 142-3 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

        Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement ("SFAS 157"), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our consolidated financial statements.

        Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS No. 141R"). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for fiscal years beginning after December 15, 2008. The impact of the standard on our consolidated financial statements will depend on the number and magnitude of any business combinations that are consummated after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of stockholders' equity in our consolidated balance sheet. Our consolidated statements of operations will include: net income from Atlantic Tele-Network and the minority stockholders' share of earnings and a new category called net earnings attributable to Atlantic Tele-Network, which is similar to our current presentation of net income. SFAS No. 160 will also expand disclosures to clearly distinguish between our interests and the interests' of noncontrolling owners. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 will not impact the calculation of net income or earnings per share attributable to Atlantic Tele-Network shareholders.

        In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers' defined benefit pension plan. FSP SFAS 132(R)-1 is effective in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    GT&T's functional currency is the U.S. dollar because a significant portion of GT&T's revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar, however the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004 and so we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the US dollar is the recognized currency.

        Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of December 31, 2008, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $6.6 million of long term debt as of December 31, 2008, is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this report. See "Item 15, Financial Statements, Exhibits and Financial Statement Schedule."

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on this assessment, management determined that they maintained effective internal control over financial reporting as of December 31, 2008.

        The Company acquired Bermuda Digital Communications on May 15, 2008. Accordingly, management excluded Bermuda Digital Communications from its assessment of internal control over financial reporting as of December 31, 2008. Bermuda Digital Communications represented $41.7 million, or 10%, of the consolidated total assets of the Company as of December 31, 2008, and revenue of $14.1 million, or 7%, of total revenue for the twelve months ended December 31, 2008.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There was no change in the internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 16, 2009 are set forth below:

Name	Age	Position
Michael T. Prior	44	President and Chief Executive Officer
Justin D. Benincasa	47	Chief Financial Officer and Treasurer
William F. Kreisher	46	Senior Vice President, Corporate Development
Douglas J. Minster	48	Vice President, General Counsel and Secretary
John P. Audet	51	Vice President, Financial Analysis and Planning
Andrew S. Fienberg	41	Chief Accounting Officer

        Michael T. Prior is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver-based investment banking and financial advisory firm focused on the telecommunications sector. From 1999 to 2002, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider. From 1998 to 1999, Mr. Prior was a member of ComSpace Development LLC, a seed investment concern in the communications industry and an early investor in LighTrade. From 1992 to 1998, Mr. Prior was a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York and Perkins Coie LLP in Seattle. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. He is the son of Cornelius B. Prior, Jr., Chairman of our Board. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young.

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

        William F. Kreisher joined the company in 2007 as Senior Vice President, Corporate Development. Prior to joining ATN, Mr. Kreisher was Vice President—Corporate Development at Cingular Wireless (now AT&T Mobility) since 2004. He was part of the corporate development team at Cingular since its formation and spent five years at Bell South before that as a Director of Finance, the acting Chief Financial Officer at its broadband and video division, and as a senior manager in its mergers and acquisitions group. Mr. Kreisher is a twenty-year veteran of the telecommunications industry, having also worked with MCI Telecommunications and Equant. Mr. Kreisher holds a Masters in Business Administration from Fordham University and a Bachelor of Arts degree from the Catholic University of America.

        Douglas J. Minster joined us in 2003 as our Vice President and General Counsel. From November 1999 to February 2002, Mr. Minster served as Vice President, External Affairs, at LighTrade, Inc. From 1997 to 1998, he headed corporate development at IP Radio, Inc., a wireless broadband service. From 1990 to 1992, he served as a senior legal advisor at Time Warner Telecommunications. In addition, Mr. Minster co-founded Digital Satellite Broadcasting Corp., a satellite radio company, helping to develop the regulatory foundation for the satellite radio service. Mr. Minster began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He received a B.S. degree from Ithaca College and a J.D. degree from The Catholic University of America, Columbus School of Law.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 2009 (or 2009 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is herein incorporated by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2009 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive compensation will be set forth in our 2009 Proxy Statement under "Executive Officer and Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2009 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2009 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2009 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

PART IV

ITEM 15.    FINANCIAL STATEMENTS, EXHIBITS, AND FINANCIAL STATEMENT SCHEDULE

(a)
The following documents are filed as part of this Report:

        (1)    Financial Statements.    See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

        (2)    Schedule II.    Valuation and Qualifying Accounts.

        (3)    Exhibits.    See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salem, Massachusetts on the 16th day of March 2009.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2009.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President and Chief Executive Officer (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman of the Board
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ HENRY U. WHEATLEY Henry U. Wheatley	Director
/s/ MARTIN L. BUDD Martin L. Budd	Director
/s/ BRIAN A. SCHUCHMAN Brian A. Schuchman	Director
/s/ THOMAS CUNNINGHAM Thomas Cunningham	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2006, 2007 and 2008

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2007 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our integrated audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded Bermuda Digital Communications from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Bermuda Digital Communications from our audit of internal control over financial reporting. Bermuda Digital Communications is a subsidiary of the Company whose total assets and total revenues represent 10% and 7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2009

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2008

(In Thousands, Except Share Data)

	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$71,173	$79,665
Restricted cash	4,831	—
Short term investments	5,280	2,956
Accounts receivable, net of allowances of $1.3 million and $2.5 million, respectively	27,357	26,779
Materials and supplies	4,747	5,669
Prepaid income taxes	—	10,708
Deferred income taxes	2,007	1,443
Prepayments and other current assets	4,987	4,101

Total current assets	120,382	131,321

Fixed Assets:
Property, plant and equipment	277,181	342,059
Less accumulated depreciation	(121,428)	(143,829)

Net fixed assets	155,753	198,230

Licenses	14,738	33,658
Goodwill	39,344	40,237
Other intangibles, net	2,349	2,456
Investment in and advances to unconsolidated affiliates	12,453	—
Deferred income taxes	5,498	8,570
Other assets	1,614	5,349

Total assets	$352,131	$419,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$750
Accounts payable and accrued liabilities	25,618	28,707
Dividends payable	2,461	2,777
Accrued taxes	11,029	8,631
Advance payments and deposits	3,912	3,652
Other current liabilities	1,859	3,395

Total current liabilities	44,879	47,912
Deferred income taxes	20,587	28,736
Other liabilities	458	8,202
Long-term debt, excluding current portion	50,000	73,311

Total liabilities	115,924	158,161

Minority interests	27,236	32,787

Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,675,518 and 15,725,057 shares issued and 15,220,546 and 15,228,610 shares outstanding in 2007 and 2008, respectively	157	157
Treasury stock, at cost; 454,972 and 496,447 shares in 2007 and 2008, respectively	(3,403)	(4,560)
Additional paid-in capital	106,038	107,312
Retained earnings	108,414	132,866
Accumulated other comprehensive loss	(2,235)	(6,902)

Total stockholders' equity	208,971	228,873

Total liabilities and stockholders' equity	$352,131	$419,821

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2007 and 2008

(In Thousands, Except Per Share Data)

	December 31,
	2006	2007	2008
REVENUE:
Wireless	$63,038	$83,458	$104,963
Local telephone and data	42,718	46,598	50,670
International long distance	46,663	52,635	47,820
Other	3,646	4,050	3,888

Total revenue	156,065	186,741	207,341

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	23,394	29,379	34,978
Internet and programming	3,504	3,379	3,387
Engineering and operations	19,691	23,037	24,930
Sales and marketing	10,088	15,526	13,227
General and administrative	21,892	23,136	29,772
Depreciation and amortization	24,510	26,686	31,525
Impairment of long-lived assets	—	4,400	—
Gain on disposition of long-lived assets	—	(5,961)	—

Total operating expenses	103,079	119,582	137,819

Income from operations	52,986	67,159	69,522

OTHER INCOME (EXPENSE):
Interest expense	(3,739)	(2,282)	(3,144)
Interest income	1,592	2,454	1,770
Other income, net	725	2,239	439

Other income (expense), net	(1,422)	2,411	(935)

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	51,564	69,570	68,587
Income taxes	25,538	28,929	29,551

INCOME BEFORE MINORITY INTERESTS AND EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	26,026	40,641	39,036
Minority interests, net of tax of $4.0 million, $3.7 million and $3.1 million, respectively	(4,993)	(4,982)	(4,973)
Equity in earnings of unconsolidated affiliates, net of tax	2,467	2,281	735

NET INCOME	$23,500	$37,940	$34,798

NET INCOME PER SHARE:
Basic	$1.73	$2.50	$2.29

Diluted	$1.72	$2.48	$2.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,568	15,168	15,187

Diluted	13,672	15,304	15,255

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	0.52	0.60	0.68

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2007, and 2008

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders Equity
Balance, December 31, 2005	$129	$(3,532)	$57,069	$63,320	$—	$116,986
Issuance of 2,640,000 shares of common stock in underwritten public offering, net of offering costs	27	—	46,243	—	—	46,270
Award of shares of common stock under Directors' Remuneration Plan	—	—	60	—	—	60
Reissuance of 9,084 shares of common stock from treasury under Directors' Remuneration Plan	—	60	(60)	—	—	—
Issuance of 43,750 shares of common stock upon exercise of stock options	1	—	734	—	—	735
Issuance of 17,500 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—
Repurchase of 3,333 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(85)	85	—	—	—
Issuance of restricted common shares of Sovernet, Inc.	—	—	(508)	—	—	(508)
Cash paid in lieu of half-shares as a result of split of common stock	—	—	(4)	—	—	(4)
Stock-based compensation	—	—	737	—	—	737
Dividends on common stock	—	—	—	(7,221)	—	(7,221)
Comprehensive income:
Net income	—	—	—	23,500	—	23,500
Adoption of SFAS No. 158, net of tax of $1,583	—	—	—		(1,785)	(1,785)

Total comprehensive income						21,715

Balance, December 31, 2006	157	(3,557)	104,356	79,599	(1,785)	178,770
Reissuance of 21,000 shares of common stock from treasury for acquisition of remaining 5% interest in Commnet	—	156	473	—	—	629
Award of 2,000 shares of common stock under Directors' Remuneration Plan	—	—	94	—	—	94
Reissuance of 14,756 shares of common stock from treasury under Directors' Remuneration Plan	—	108	(108)	—	—	—
Issuance of 12,500 shares of common stock upon exercise of stock options	—	—	209	—	—	209
Issuance of 10,000 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—
Repurchase of 3,333 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(110)	110	—	—	—
Stock-based compensation	—	—	904	—	—	904
Dividends on common stock	—	—	—	(9,125)	—	(9,125)
Comprehensive income:
Net income	—	—	—	37,940	—	37,940
Other comprehensive income, net of tax of $398	—	—	—	—	(450)	(450)

Total comprehensive income						37,490

Balance, December 31, 2007	157	(3,403)	106,038	108,414	(2,235)	208,971
Reissuance of 876 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—
Issuance of 18,125 shares of common stock upon exercise of stock options	—	—	304	—	—	304
Issuance of 31,414 shares of common stock under 2008 Equity Incentive Plan	—	—	—	—	—	—
Purchase of 42,351 shares of common stock	—	(1,164)	—	—	—	(1,164)
Stock-based compensation	—	—	977	—	—	977
Dividends on common stock	—	—	—	(10,346)	—	(10,346)
Comprehensive income:
Net income	—	—	—	34,798	—	34,798
Other comprehensive income, net of tax of $3,105	—	—	—	—	(4,667)	(4,667)

Total comprehensive income						(30,131)

Balance, December 31, 2008	$157	$(4,560)	$107,312	$132,866	$(6,902)	$228,873

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2007 and 2008

(In Thousands)

	December 31,
	2006	2007	2008
Cash flows from operating activities:
Net income	$23,500	$37,940	$34,798
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24,510	26,686	31,525
Provision for doubtful accounts	888	1,196	2,021
Amortization of debt discount and debt issuance costs	—	—	227
Impairment of long-lived assets	—	4,400	—
Gain on disposition of long-lived assets	—	(5,961)	—
Minority interests	4,993	4,982	4,973
Dividends received from unconsolidated affiliates	1,658	1,935	1,106
Stock-based compensation	822	1,013	977
Deferred income taxes	3,046	584	8,414
Equity in earnings of unconsolidated affiliates	(2,467)	(2,281)	(735)
Reserve for amounts due from Bridge International Communications, Inc.	255	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(4,134)	(8,018)	1,112
Materials and supplies, prepayments, and other current assets	(3,599)	1,106	2,826
Prepaid income taxes	—	—	(10,708)
Accounts payable and accrued liabilities	3,897	3,383	(3,782)
Accrued taxes	(1,706)	3,125	(2,164)
Other	(415)	(950)	(2,308)

Net cash provided by operating activities	51,248	69,140	68,282

Cash flows from investing activities:
Capital expenditures	(35,465)	(48,894)	(47,353)
Acquisitions of businesses, net of cash acquired of $1,456, $0 and $5,736	(8,975)	(6,715)	(23,423)
Acquisitions of assets, net of cash acquired of $231, $0, and $0	(9,557)	(50)	(6,092)
(Decrease)/increase in restricted cash	—	(4,831)	4,831
Net proceeds from sale of assets	2,053	18,430	—
Sale of long term marketable maturity	1,991	—	—
Sale/(purchase) of short term investments	—	(5,280)	2,324

Net cash used in investing activities	(49,953)	(47,340)	(69,713)

Cash flows from financing activities:
Dividends paid on common stock	(6,632)	(8,839)	(10,029)
Distribution to minority stockholders	(3,183)	(2,430)	(2,775)
Payment of debt issuance costs	—	—	(982)
Proceeds from stock option exercises	735	209	304
Proceeds from underwritten public offering of common stock, net of expenses	46,270	—	—
Repayment of long-term debt	(27,750)	—	(50,375)
Purchase of common stock	(85)	(110)	(1,164)
Investments made by minority shareholders in consolidated affiliates	1,400	—	582
Borrowings of long-term debt, net of discounts	22,000	—	74,362

Net cash provided by (used in) financing activities	32,755	(11,170)	9,923

Net change in cash and cash equivalents	34,050	10,630	8,492
Cash and cash equivalents, beginning of year	26,493	60,543	71,173

Cash and cash equivalents, end of year	$60,543	$71,173	$79,665

Supplemental cash flow information:
Interest paid	$3,739	$2,282	$3,181

Taxes paid	$24,539	$25,769	$34,277

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        Atlantic Tele-Network, Inc. ("ATN" or "Company") provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries:

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 61%, 57% and 47% of the Company's consolidated revenues in 2006, 2007 and 2008, respectively. The reduction in these percentages is principally due to the acquisitions noted below and the growth in those acquired operations.

  •
  Commnet Wireless, LLC ("Commnet"), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. The Company completed its acquisition of 95% of Commnet on September 15, 2006 and the remaining 5% in January 2007.

  •
  Bermuda Digital Communications, Ltd. ("BDC"), the largest wireless voice and data communications service provider in Bermuda, doing business under the name "Cellular One". The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC's outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC's balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Sovernet, Inc. ("Sovernet"), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet's retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Through an acquisition made in 2008, Sovernet also delivers wholesale transport services in New York State through ION. The Company has owned 96% of Sovernet since its acquisition in February 2006.

  •
  Choice Communications, LLC ("Choice"), is a leading provider of fixed wireless broadband data, and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.

        ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates are included in "Other Income" in the accompanying statements of operations.

        In the third quarter of 2006, the Company completed the sale of 3.84 million shares of common stock at $19.00 per share in an underwritten public offering (the "2006 Equity Offering") consisting of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND BUSINESS OPERATIONS (Continued)

the sale by the Company of an aggregate of 2.64 million shares (2.4 million shares in July 2006 and an additional 0.24 million shares purchased by the underwriters as a part of their over-allotment option in August 2006) and 1.2 million shares by our Chairman, Cornelius B. Prior, Jr., and his related entities. The net proceeds to the Company of this offering, which were approximately $46.3 million, were used to repay a portion of the Company's outstanding indebtedness, and have funded capital expenditures, acquisitions and/or strategic investments and general corporate purposes. The Company did not receive any proceeds from the sale of shares of the selling stockholders.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51", as revised in December 2003 ("FIN No. 46R) since it is determined that the Company is the primary beneficiary of these entities. Revenue from these entities constitutes less than 1% of total Company revenue.

        On March 31, 2006, the Company completed a 5-for-2 split of its common stock which was effectuated as a stock dividend. ATN stockholders, as of the record date, received three additional shares of common stock for every two shares of common stock held on that date. The additional shares were distributed to stockholders on March 31, 2006. The accompanying financial statements have been retroactively adjusted to reflect the stock split. Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to allowance for doubtful accounts, useful lives of the Company's fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2007 and 2008, respectively, the Company had deposits with banks in excess of FDIC insured limits and $19.4 million of its cash is on deposit with non-insured institutions such as corporate money market issuers. The Company's cash and cash equivalents are not subject to any restriction. As of December 31, 2007 and 2008, the Company held $4.8 million and $14.9 million of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented the Company from converting Guyana dollars

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Short Term Investments

        The Company classifies short term investments as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. Gains or losses on securities sold are based on the specific identification method. Short term investments at December 31, 2008 and 2007 consist of certificates of deposit held in U.S. dollars by GT&T that has an original maturity date greater than three months. There were no gains or losses, realized or unrealized, with respect to short term investments in any year presented.

Materials and Supplies

        Materials and supplies primarily include handsets, customer premise equipment, cables, and poles and are carried at weighted average cost.

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

        The consolidated balance sheets include accruals of $0.8 million and $1.1 million as of December 31, 2007 and 2008, respectively, for estimated costs associated with asset retirement obligations.

Goodwill and Other Indefinite-Lived Intangible Assets

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

        The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value determined using a discounted cash flow model. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if a goodwill impairment charge should be recorded.

        The Company assesses the recoverability of telecommunications licenses using a discounted cash flow valuation method. Management believes that telecommunications licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

        The Company performed impairment tests of its goodwill and licenses as of December 31, 2007 and 2008 noting no impairment as of those dates.

        See Note 6 for additional information on transactions relating to goodwill and other intangible assets.

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to an asset are less than its carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

        During the fourth quarter of 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a $4.4 million impairment charge in its 2007 statement of operations. See Note 10 for additional information on the impairment charge.

Minority Interests

        The minority interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Commnet's consolidated subsidiaries, BDC and its consolidated subsidiary and Sovernet and its consolidated subsidiary, along with their proportional share of the earnings or losses, net of any distributions.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        For the three years ending December 31, 2008, comprehensive income included net income for each year and the following other items (in thousands):

	Projected Pension Benefit Obligation	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at December 31, 2005	$—	$—	$—
Adoption of FAS 158	(3,368)	—	(3,368)
Tax effect	1,583	—	1,583

Balance at December 31, 2006	(1,785)	—	(1,785)
Adjustment	(848)	—	(848)
Tax effect	398	—	398

Balance at December 31, 2007	(2,235)	—	(2,235)
Adjustment	248	(8,020)	(7,772)
Tax effect	(103)	3,208	3,105

Balance at December 31, 2008	$(2,090)	$(4,812)	$(6,902)

Revenue Recognition

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, we apply the criteria established by Staff Accounting Bulletin (or SAB) No. 104 "Revenue Recognition" and defer those items that do not meet the recognition criteria. As a result of the cutoff times of our billing cycles, we are often required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical evidence with each customer or carrier. Adjustments affecting revenue can and occasionally do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue, however historically these adjustments have not been material.

        A small portion of our revenue is attributable to activation or reactivation fees, installation fees and equipment sales. We evaluate these transactions in accordance with the guidance prescribed in Emerging Issues Task Force Issue No. 00-21 "Accounting for Revenue Arrangement with Multiple Deliverables" and, where the amounts charged for such services or the equipment does not represent a separate unit of accounting, these amounts are deferred and recognized ratably over the estimated customer relationship period.

        We apply judgment when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. We establish an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. Our estimate of the allowance for doubtful accounts considers collection experience, aging of the accounts receivable, the credit quality of customer and, where necessary, other macro-economic factors.

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

        The Company does not provide for United States income taxes on earnings of foreign subsidiaries as such earnings are considered to be indefinitely reinvested.

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

        The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and determined that no adjustment was to be recorded to the estimated settlement amounts previously recorded prior to the adoption of FIN 48. As noted in Note 13, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Concentrations and Significant Customers

        The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2006	2007	2008
A	19%	22%	17%
B	10%	8%	7%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, net of allowances, from customers that exceeds 10% of the Company's consolidated accounts receivable as of December 31, 2007 and 2008:

Customer	2007	2008
A	31%	19%
B	9%	14%

Foreign Currency Gains and Losses

        With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. For 2006, 2007 and 2008, the value of the Guyana dollar remained constant at approximately G$205 to one U.S. dollar and so no foreign currency gains or losses have been recorded.

Fair Value of Financial Instruments

        The Company's financial instruments at December 31, 2007 included cash and cash equivalents, short term investments, accounts receivable, accounts payable and debt. The Company's financial instruments at December 31, 2008 also include an interest rate swap agreement. As of December 31, 2007 and 2008, the estimated fair values of all of the Company's financial instruments approximate their carrying values.

        SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by SFAS No. 157, as well as the assets and liabilities that we value using those levels of inputs.

        The following tables present information (in thousands) about our monetary assets and liabilities that are measured and recorded at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation and recorded techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted)

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that utilize observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. As of December 31, 2008, the Company did not have any Level 3 assets or liabilities.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$5,456	$5,456
Money market funds	19,367	—	19,367

Total assets measured at fair value	$19,367	$5,456	$24,823

Interest rate swap (Note 8)	$—	$8,020	$8,020

Total liabilities measured at fair value	$—	$8,020	$8,020

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

        At December 31, 2007, the Company had two stock-based employee compensation plans (i) the 1998 Stock Option Plan and (ii) the 2005 Restricted Stock Plan. These two plans were replaced in 2008 with the Company's 2008 Equity Incentive Plan. This Plan is more fully described in Note 9.

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2006	2007	2008
Basic weighted average common shares outstanding	13,568	15,168	15,187
Unvested shares	58	42	12
Stock options	46	94	56

Diluted weighted average common shares outstanding	13,672	15,304	15,255

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following notes the number of common shares not included in the above calculation because the effects of such were anti-dilutive:

	For the Year Ending December 31,
	2006	2007	2008
Unvested shares	—	—	7
Stock options	23	50	246

Total	23	50	253

Stock Based Compensation

        The Company issued 132,000 options to purchase common stock in 2006; 205,000 options to purchase common stock in 2007 and 76,500 options to purchase common stock during 2008. The Company applied the fair value recognition provisions of SFAS No. 123(R) and is expensing the fair value of such grants over the vesting period of four years. Relating to these grants, the Company recognized $361,000, $522,000 and $604,000 of non-cash share based compensation expense during 2006, 2007 and 2008, respectively. See Note 9 for assumptions used to calculate the fair value of the options granted.

        The Company has also issued 17,500 restricted shares of common stock in 2006; 10,000 restricted shares of common stock in 2007, and 31,414 restricted shares of common stock during 2008. These shares were accounted for using the provisions of SFAS No. 123(R) and are being charged to income based upon their fair values over their vesting period of three or four years. Non-cash equity-based compensation expense, related to the vesting of shares issued, was $344,000 in 2006 and $364,000 and $373,000 in 2007 and 2008, respectively.

Recent Accounting Pronouncements

        In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP No. EITF 03-6-1"). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. As the right of our unvested restricted stock awards to receive dividends or dividend equivalents are forfeitable, the adoption of FSP No. EITF 03-6-1 will not have an impact on our consolidated financial statements.

        In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP No. 142-3"). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, "Goodwill and Other Intangible Assets" ("FAS No. 142"). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15,

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2008. We do not expect FSP FAS No. 142-3 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of Statement 133 to provide a better understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and their effect on an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for interim and annual periods beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial statements.

        Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement ("SFAS 157"), for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FASB staff position No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to all of our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this standard will have on our non-financial assets and liabilities. The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have a material impact on our consolidated financial statements.

        Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial instruments and other eligible items at fair value when the items are not otherwise currently required to be measured at fair value. Upon adoption, we did not elect the fair value option for any new items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on our consolidated financial statements.

        In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations ("FAS No. 141R"). This statement establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS No. 141R is effective for interim and annual periods beginning after December 15, 2008. The impact of the standard on our consolidated financial statements will depend on the number and magnitude of any business combinations that are consummated after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements ("SFAS No. 160"). SFAS No. 160 changes the accounting and reporting for minority interests by recharacterizing them as noncontrolling interests and classifying them as a component of stockholders' equity in our consolidated balance sheet. Our consolidated statements of operations will include: net income from Atlantic Tele-Network and the minority stockholders' share of earnings and a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

new category called net earnings attributable to Atlantic Tele-Network, which is similar to our current presentation of net income. SFAS No. 160 will also expand disclosures to clearly distinguish between our interests and the interests' of noncontrolling owners. SFAS No. 160 is effective beginning January 1, 2009 and will be applied prospectively, except for presentation and disclosure requirements, which will be applied retrospectively for all periods presented. SFAS No. 160 will not impact the calculation of net income or earnings per share attributable to Atlantic Tele-Network shareholders.

        In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FSP SFAS 132(R)-1"). FSP SFAS 132(R)-1 provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers' defined benefit pension plan. FSP SFAS 132(R)-1 is effective in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on our consolidated financial statements.

3. ACQUISITIONS

Commnet Wireless, LLC

        During 2005, the Company completed the acquisition of 95% of the equity of Commnet Wireless, LLC, a provider of roaming services in rural areas of the United States.

        In January 2007, the Company agreed to purchase the remaining 5% ownership interest for $6.5 million and 21,000 shares of our common stock, valued as of the date of issuance, at approximately $0.6 million. Of the total purchase price paid of $7.1 million, $1.7 million, $1.1 million and $1.3 million was allocated to fixed assets, licenses and minority interests, respectively. The remaining $3.0 million was allocated to goodwill.

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

        In July 2006, and in accordance with the Commnet merger agreement, the Company, as required, purchased an additional 12.375% interest in Commnet of Florida, LLC for $1.5 million. Subsequent to the investment, the Company owns 49% of Commnet of Florida which is consolidated for financial reporting purposes, under the provisions of FIN No. 46R.

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

        The 2006 Commnet Acquisitions were funded with cash on hand and borrowings on ATN's revolving credit facility.

        On December 31, 2008, Commnet completed the acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada. The total purchase price of $7.5 million included $5.8 million allocated to equipment and the remaining $1.7 million allocated to telecommunications licenses.

Sovernet, Inc.

        On February 10, 2006, the Company completed the acquisition of Sovernet, Inc., ("Sovernet") a facilities-based provider of communications services to business and residential customers in Vermont, including bundled voice and high-speed internet access, as well as traditional dial-up internet services. In connection with the acquisition, ATN acquired all of the outstanding common stock of Sovernet for approximately $13.2 million, including the repayment of approximately $1.4 million in Sovernet debt and the payment of transaction expenses of $0.5 million. At the closing of the transaction, the Company issued shares of Sovernet's common stock amounting to 4% of Sovernet's outstanding capital stock to Sovernet's chief executive, subject to vesting requirements and other restrictions. The Company recognized $116,000 of non-cash compensation expense during 2006 and 2007 and $127,000 of non-cash compensation expense during 2008 relating to the shares issued to Sovernet's chief executive. The Company funded the transaction through a combination of cash on hand and borrowings under its existing credit facility. The acquisition of Sovernet allowed the Company to expand its local telephone and data business into the under-served, smaller markets of Vermont and northern New England.

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

        In August 2008, Sovernet acquired 75% of the equity of ION, LLC ("ION"), an upstate New York provider of high capacity communications network transport services. The acquisition of ION continues the Company's strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date of August 15, 2008, the Company began consolidating ION's balance sheet and the operating results of ION into its results of operations.

        The transaction was accounted for using the purchase method and the $5.9 million of cash consideration was allocated to the Company's share of the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. No goodwill or intangible assets were recorded in connection with this transaction.

        The results of ION are included in the Company's "Integrated Telephony-Domestic" segment as reported in Note 15.

Bermuda Digital Communications, Ltd.

        On May 15, 2008, the Company's equity interest in BDC increased from 43% to 58% as a result of BDC's repurchase of $17.0 million of shares from other shareholders. Prior to this increase in equity interest, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. The Company began consolidating BDC's balance sheet and results of operations from May 16, 2008, the date that we obtained control of BDC, and includes such results in the Company's Island Wireless segment as reported in Note 15.

        The transaction was accounted for using the purchase method and the $17.0 million of cash consideration was allocated to the Company's increased share of the assets acquired and liabilities assumed at their estimated fair values as of May 15, 2008. Included in the allocation of the purchase price was $9.4 million of licenses, $0.9 million attributable to BDC's relationships with its existing customers and trade name as of the date of acquisition and $6.0 million allocable to other acquired assets and liabilities at fair value. The excess of the purchase price over the amounts allocated to assets acquired and liabilities assumed of $0.6 million has been recorded as goodwill. The value of the goodwill from this acquisition can be attributed to a number of business factors including, but not limited to, the reputation of BDC as a retail provider of wireless services as well as a network operator, BDC's reputation for customer care, the skills and experience of its management and staff and the strategic position it holds in its marketplace. The customer relationships will be amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized, which is expected to be ten years. For tax purposes, the goodwill and amortization of the customer relationships will not be deductible.

        On September 1, 2008, BDC completed its acquisition of 42% of the equity of Islandcom Telecommunications ("Islandcom"), a provider of wireless telecommunication services in Turks and Caicos. If current laws, which restrict foreign ownership of companies operating in Turks and Caicos, are changed, BDC will be able to increase its ownership in Islandcom from 42% to 77% through the exercise of a warrant received as a part of the acquisition. The value of the warrant was determined to be $0.6 million based upon the estimated value of Islandcom's shares and the likelihood that the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

current laws are changed. The Company, through its majority representation on Islandcom's board of directors exercises control and as a result, the Company has consolidated the balance sheet and operating results of Islandcom since the date of acquisition.

        The Islandcom transaction was accounted for using the purchase method and the $5.5 million of consideration was allocated to the Company's share of the assets acquired and liabilities assumed at their estimated fair values as of the acquisitions date. The allocation of the purchase price, as determined by management, included $6.4 million of telecommunications licenses.

        Islandcom, which further expands the Company's wireless networks into under-served markets, is included in the Company's "Island Wireless" segment as reported in Note 15.

        In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually as required by SFAS No. 142, "Goodwill and Other Intangible Assets".

        The following table reflects unaudited pro forma results of operations of the Company 2007 and 2008 assuming that the acquisitions of BDC, Islandcom and ION had occurred at the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31,
	2007		2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$186,741	$212,975	$207,341	$217,433
Net income	$37,940	$33,013	$34,798	$32,320
Earnings per share:
Basic	$2.50	$2.18	$2.29	$2.13
Diluted	$2.48	$2.16	$2.28	$2.12

4. ACCOUNTS RECEIVABLE

        As of December 31, 2007 and 2008, accounts receivable consist of the following (in thousands):

	2007	2008
Subscribers, net of allowance for doubtful accounts of $0.4 million and $1.3 million in 2007 and 2008, respectively	$7,990	$10,221
Connecting carriers, net of allowance for doubtful accounts of $0.9 million and $1.2 million in 2007 and 2008, respectively	18,906	16,286
Other	461	272

Total accounts receivable, net	$27,357	$26,779

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FIXED ASSETS

        As of December 31, 2007 and 2008, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2007	2008
Telecommunications equipment	5-15	$230,050	$288,430
Office and computer equipment	3-10	18,246	20,307
Buildings	15-39	12,147	13,492
Transportation vehicles	3-10	4,090	4,199
Leasehold improvements	3-20	2,180	2,557
Land	—	967	1,104
Furniture and fixtures	5-10	606	1,254

Total plant in service		268,286	331,343
Construction in progress		8,895	10,716

Total property, plant, and equipment		$277,181	$342,059

        Depreciation and amortization of fixed assets using the straight-line method over the assets estimated useful life for the years ended December 31, 2006, 2007 and 2008 was $23.0 million, $25.5 million and $30.9 million, respectively.

6. INTANGIBLE ASSETS

Goodwill and Telecommunications Licenses

        The Company evaluated the carrying value of the goodwill and licenses as of December 31, 2007 and 2008 and determined that these assets were not impaired.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2008 were as follows (in thousands):

	Rural Wireless	Integrated Telephony— Domestic	Island Wireless	Consolidated
Balance at December 31, 2005	29,031	—	—	29,031
Adjustments to Commnet goodwill	144	—	—	144
Acquisition of Sovernet, including deferred taxes of $1,817	—	8,065	—	8,065
Pre-acquisition Sovernet transactions, net of deferred taxes of $1,105	—	(1,657)	—	(1,657)

Balance at December 31, 2006	29,175	6,408	—	35,583
Acquisition of 5% interest in Commnet	2,951	—	—	2,951
Pre-acquisition Sovernet transactions	—	454	—	454
Adjustments to Commnet goodwill	22	—	—	22
Adjustments to Sovernet goodwill	—	334	—	334

Balance at December 31, 2007	32,148	7,196	—	39,344
Pre-acquisition Sovernet transactions	—	110	—	110
Acquisition of 75% interest in ION	—	165	—	165
Acquisition of additional 15% interest in BDC	—	—	618	618

Balance at December 31, 2008	$32,148	$7,471	$618	$40,237

Other Intangibles

        Included in the allocation of the assets acquired and liabilities assumed in the Sovernet and BDC acquisitions was $5.0 million and $0.5 million attributable to Sovernet's and BDC's relationships with its existing customers, respectively, as of the date of their acquisitions. The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $1.2 million and $0.8 million of amortization during 2007 and 2008, respectively. The cost and accumulated amortization of customer relationships at December 31, 2008 was $5.9 million and $3.5 million respectively and for December 31, 2007 was $5.0 million and $2.7 million respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

        Future amortization of customer relationships, by operating segment, is as follows:

	Integrated Telephony— Domestic	Island Wireless	Consolidated
2009	$515	$93	$608
2010	495	74	569
2011	495	59	554
2012	71	47	118
2013	—	38	38
Thereafter	—	152	152

Total	$1,576	$463	$2,039

        Also included in the allocation of the assets acquired and liabilities assumed in the acquisition of BDC was $0.4 million attributable to BDC's trade name, an indefinite-lived asset. The Company evaluated the carrying value of the BDC's trade name as of December 31, 2008 and determined that this asset was not impaired.

7. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31, 2007	December 31 2008
Note payable—$50 million term loan	$50,000	$—
Note payable—$75 million term loan	—	74,625

	50,000	74,625
Less: current portion	—	(750)

Total long term debt	50,000	73,875
Less: debt discount	—	(564)

Net carrying amount	$50,000	$73,311

2005 Loan Facility

        On August 31, 2007, the Company, as borrower, amended and restated its credit agreement with CoBank, ACB and Banco Popular de Puerto Rico (the "2005 CoBank Credit Agreement"). The 2005 CoBank Credit Agreement provided a $50 million term loan (the "2005 Term Loan") and a $20 million revolving credit facility (the "2005 Revolver Facility", together with the 2005 Term Loan, the "2005 Credit Facility"). The 2005 Credit Facility was guaranteed by our Commnet and Sovernet subsidiaries and was collateralized by, among other things, a security interest in substantially all of the assets of and stock owned by ATN, Commnet and Sovernet. The 2005 Term Loan had principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the 2005 Term Loan was payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the 2005 Revolver Facility (none as of September 30, 2008) accrued interest at a rate equal to (at the Company's option): (i) LIBOR plus a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the 2005 Revolver Facility plus 1%.

        The 2005 CoBank Credit Agreement contained certain affirmative and negative covenants of ATN and its subsidiaries (including Commnet) that were typical for loan facilities of this type. Among other things, these covenants restricted ATN's ability to incur additional debt in the future or to incur liens on its property. ATN also agreed to maintain certain financial ratios under the facilities, including a total leverage ratio (debt to EBITDA) of two to one or less; a debt service coverage ratio (EBITDA to debt service) of three to one or more; an equity to assets ratio of 0.4 to one or more; and a specified leverage ratio for Commnet of 5.00 to one or less.

2008 Loan Facility

        On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the "2008 CoBank Credit Agreement"). The 2008 CoBank Credit Agreement replaced the 2005 Credit Agreement and provides a $75 million term loan (the "2008 Term Loan") as well as a $75 million revolving credit facility (the "2008 Revolver Facility", together with the 2008 Term Loan, the "2008 Credit Facility").

        The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance is to be repaid on September 10, 2015 when the 2008 Term Loan matures.

        Future principal repayments of the 2008 Term Loan are as follows:

2009	$750
2010	750
2011	750
2012	750
2013	3,188
Thereafter	68,437

Total principal repayments	$74,625

        The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility. At December 31, 2008, no amounts have been drawn under the 2008 Revolver Facility.

        All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company's leverage ratio while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company's leverage ratio. Borrowings as of December 31, 2008, including the interest rate swap agreement in Note 8, were bearing a weighted average interest rate of 5.50%.

        The 2008 Credit Facility is guaranteed by the Company's Commnet, Sovernet and Choice subsidiaries, along with certain of the Company's other domestic subsidiaries, and is collateralized by a security interest in substantially all of the assets of the Company and the guarantor subsidiaries,

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

including Commnet, Sovernet and Choice, and a pledge of the stock of certain of the Company's direct and indirect, domestic and foreign, subsidiaries, including its principal operating subsidiaries, and stock owned by the Company.

        The 2008 Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company's ability to incur additional debt in the future or to incur liens on its property. The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of December 31, 2008, the Company was in compliance with all of the financial covenants of the 2008 CoBank Credit Agreement.

        See Note 8 for a discussion regarding the Company's interest rate swap that corresponds to a portion of our variable rate debt in order to effectively hedge interest rate risk.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        On September 23, 2008 the Company executed an interest rate swap. The Company's objective in using the derivative is to add stability to interest expense and to manage its exposure to adverse changes in interest rates. The interest rate swap has a notional amount of $68.0 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%. The interest rate swap effectively converts the variable interest payments on $68.0 million of debt to a fixed rate of 4.42% plus any credit spread, if applicable, over the life of the agreement. The interest rate swap has an effective date of October 15, 2008, and a maturity date of September 15, 2015.

        Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

        For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of its interest rate derivative by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.

        At December 31, 2008 the interest rate swap had a fair value of ($8.0 million) which was included in other liabilities. No hedge ineffectiveness was recognized for the year ending December 31, 2008. For the year ended December 31, 2008 the change in net unrealized losses on the cash flow hedge reported in the consolidated statements of changes in shareholders' equity was $8.0 million, net of an income tax benefit of $3.2 million. The change in net unrealized gains/losses on cash flow hedges reflects a reclassification of $0.2 million of net unrealized losses from accumulated other comprehensive

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

income to interest expense during 2008. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

9. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

Treasury Stock

        During 2006, the Company reissued 9,084 shares from treasury to directors under the Director's Remuneration Plan. Also during 2006, the Company repurchased 3,333 shares issued to management under the Company's 2005 Restricted Stock Plan for approximately $85,000 the fair value of the shares as of the date of the vesting, and in order to satisfy statutory minimum withholding obligations. The Company recognized a tax benefit of $30,000 in connection with the vesting and repurchase of such shares.

        During 2007, the Company reissued 21,000 shares from treasury in connection with the acquisition of the remaining 5% interest in Commnet (see Note 3). Also during 2007, the Company reissued 14,756 shares from treasury to directors under the Directors' Plan and repurchased 3,333 shares issued to management under the Company's 2006 Restricted Stock Plan for $110,000 the fair value of the shares as of the date of the vesting, and to satisfy statutory minimum withholding obligations. The Company recognized a tax benefit of approximately $39,000 in connection with the vesting and repurchase of such shares.

        During 2008, the Company reissued 876 shares from treasury to a director under the Director's Remuneration Plan. Also during 2008, the Company repurchased 42,351 shares of its common stock at an aggregate cost of $1,164,000 or an average price of $27.48 per share.

Stock Based Compensation

        In May 2008, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan replaced the 1998 Stock Option Plan, the 2005 Restricted Stock Plan and the Director's Remuneration Plan (collectively and including the 2008 Plan the "Share Based Plans"), under which no further awards will be made. The 2008 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture. A total of 1,500,000 shares have been reserved to be granted under the 2008 Plan.

Stock Options

        Stock options issued under the Share Based Plans have terms of either seven years or ten years and vest annually and ratably over a period of four years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes stock option activity under the Company's share-based plans:

	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	455,750	$24.93
Granted	76,500	27.92
Forfeited	—	—
Exercised	(18,125)	16.80

Outstanding at December 31, 2008	514,125	$25.66	7.53	$1,840,308

Vested and expected to vest at December 31, 2008	445,956	$25.32	7.42	$1,693,941

Exercisable at December 31, 2008	187,254	$22.52	6.84	$1,048,475

        The 445,956 options vested and expected to vest as of December 31, 2008 represent $1.5 million in unamortized stock based compensation which will be recognized over a weighted average of 2.6 years.

        The following table summarizes information relating to options granted and exercised during 2006, 2007 and 2008:

	2006	2007	2008
Weighted average of fair value of options granted	$6.14	$6.93	$7.97
Aggregate intrinsic value of options exercised	486,325	171,170	243,563
Cash proceeds received upon exercise of options	735,000	209,000	304,500
Tax benefits realized upon exercise of options	186,000	87,000	84,000

        The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing common stock price on December 31, 2008 and the exercise price, multiplied by the number of the in-the-money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31, 2008. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following assumptions:

	Options Granted in
	2006	2007	2008
Risk-free interest rate	4.4% to 5.1%	4.2% to 4.5%	1.9% to 2.8%
Expected dividend yield	1.9% to 2.6%	1.7% to 2.1%	1.9% to 3.2%
Expected life	4.8 to 6.25 years	4.8 to 6.25 years	6.25 years
Expected volatility	30% to 35%	40%	39% to 44%

        The Company recognized $361,000, $522,000 and $604,000 respectively, of stock compensation expense relating to the granting of stock options during 2006, 2007 and 2008, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2008:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2008	39,498	$19.62
Granted	31,414	24.16
Vested and issued	(24,183)	15.73

Unvested as of December 31, 2008	46,729	$24.69

Expected to vest at December 31, 2008	36,582	$24.54

        The weighted average grant date fair value of shares granted for 2007 and 2008 were $32.98 per share and $24.16 per share, respectively. In connection with the grant of restricted shares, the Company recognized $344,000, $364,000 and $373,000 of compensation expense within its statements of operations for 2006, 2007 and 2008, respectively. The weighted average fair value of shares vested and issued during 2008 was $15.73 per share.

        The 34,084 of shares expected to vest as of December 31, 2008 represent $718,000 in unamortized stock based compensation which will be recognized over a weighted average of 3.3 years.

10. IMPAIRMENT AND DISPOSITION OF LONG-LIVED ASSETS

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. IMPAIRMENT AND DISPOSITION OF LONG-LIVED ASSETS (Continued)

        During August 2007, the Company sold all of its assets in Haiti to Access Haiti, S.A., a Haitian company in which the Chairman of the Company's Board of Directors is a significant equity holder. After taking into account outstanding claims, legal and other related expenses incurred in connection with the transaction and the dissolution of the Company's Haitian Subsidiaries the Company recognized a loss of approximately $0.3 million (see Note 14).

11. INCOME TAXES

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2006, 2007, and 2008 (in thousands):

	2006	2007	2008
Tax computed at statutory U.S. federal income tax rates	$18,048	$24,812	$24,149
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	7,540	5,145	5,131
Bermuda	—	—	(560)
Valuation allowance on capital loss carryforward	—	(1,484)	—
Guyanese tax reserve	—	—	(310)
Other, net	(50)	456	1,141

Income tax expense	$25,538	$28,929	$29,551

        The components of income (loss) before income taxes, minority interests and equity in earnings of unconsolidated affiliates for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	2006	2007	2008
Domestic	$11,294	$31,377	$32,028
Foreign	40,270	38,193	36,559

Total	$51,564	$69,570	$68,587

        The components of income tax expense for the years ended December 31, 2006, 2007 and 2008 are as follows (in thousands):

	2006	2007	2008
Current:
United States—Federal	$2,347	$9,867	$3,675
United States—State	482	483	547
Foreign	19,663	17,688	16,915
Deferred:
United States—Federal	3,037	540	9,080
United States—State	525	199	156
Foreign	(516)	152	(822)

	$25,538	$28,929	$29,551

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2007 and 2008 (in thousands):

	2007	2008
Deferred tax assets:
Receivables reserve	$526	$737
Temporary differences not currently deductible for tax	1,481	706
Foreign tax credit carryforwards	16,983	16,983
Valuation allowance on foreign tax credit carryforwards	(11,734)	(11,734)
Net operating losses—state	34	27
Pension benefits	215	86
Interest rate swap	—	3,208

Total deferred tax asset	$7,505	$10,013

Deferred tax liabilities:
Differences between book and tax basis of fixed assets	$17,223	$25,660
Differences between book and tax basis of intangible assets	3,310	3,076
Other	54	—

Total deferred tax liabilities	$20,587	$28,736

Net deferred tax liabilities	$13,082	$18,723

        The Company's foreign tax credit carryforwards start to expire in 2011 and continue to expire through 2016.

        The undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

        As indicated in Note 2, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes" on January 1, 2007. The following shows the activity related to unrecognized tax benefits during the two years ended December 31, 2008 (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$6,000
Increases in tax positions	301

Gross unrecognized tax benefits at December 31, 2007	6,301
Decrease in tax positions from prior years	(301)
Lapse in statute of limitations	(310)

Gross unrecognized tax benefits at December 31, 2008	$5,690

        All $5.7 million would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material. During 2007 and 2008, no penalties or interest were accrued for.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2004. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's consolidated federal tax return and any significant state tax returns are not currently under examination. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

        The Company also files an income tax return in Guyana. See Note 13 relating to certain tax matters pertaining to those filings. There is no expected settlement date of those matters and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

12. RETIREMENT PLANS

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

        The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2006, 2007 and 2008:

	2006	2007	2008
Discount rate	7.5%	7.25%	7.5%
Annual salary increase	7.5%	7.5%	7.5%
Expected long term return on plan assets	8.0%	8.0%	8.0%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RETIREMENT PLANS (Continued)

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2007 and 2008 (in thousands):

	2007	2008
Projected benefit obligations:
Balance at beginning of year:	$8,204	$9,675
Service cost	487	499
Interest cost	642	683
Benefits paid	(517)	(311)
Actuarial loss	859	(595)

Balance at end of year	$9,675	$9,951

Plan assets:
Balance at beginning of year:	$8,542	$9,217
Actual return on plan assets	540	212
Company contributions	652	649
Benefits paid	(517)	(311)

Balance at end of year	$9,217	$9,767

Under funded status of plan	$(458)	$(184)

        The plan's weighted-average asset allocations at December 31, 2007 and 2008, by asset category are as follows:

	2007	2008
Equity securities	16.3%	13.0%
Debt securities	63.2	32.6
Cash deposits, money market funds and other	20.5	54.4

Total	100.0%	100.0%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RETIREMENT PLANS (Continued)

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2007	2008
Other liabilities	$(458)	$(184)
Accumulated other comprehensive loss, net of tax	2,235	2,090

Total	$1,777	$1,906

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2007	2008
Net actuarial loss	$(4,171)	$(3,934)
Prior service cost	(45)	(34)

Accumulated other comprehensive loss, pre-tax	$(4,216)	$(3,968)

Accumulated other comprehensive loss, net of tax	$(2,235)	$(2,090)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2006, 2007 and 2008 (in thousands):

	2006	2007	2008
Service cost	$383	$487	$500
Interest cost	456	642	683
Expected return on plan assets	(620)	(717)	(764)
Amortization of unrecognized net actuarial loss	99	177	193
Amortization of prior service costs	11	11	11

Net periodic pension cost	$329	$600	$623

        For 2009 the Company expects to contribute approximately $682,000 to its pension plan and amortize $186,000 of unrecognized net actuarial loss and $11,000 of prior service costs.

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2009	$249
2010	293
2011	346
2012	385
2013	429
2014-2018	2,863

$4,565

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Regulatory

        The Company's Guyana subsidiary, GT&T, is subject to regulation in Guyana under the provisions of its license and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. GT&T also has certain significant rights and obligations under the agreement pursuant to which the Company acquired its interest in GT&T in 1990 and because of the large volume of traffic that GT&T has with the United States, GT&T can be significantly affected by orders of U.S. regulatory agencies.

        In a letter dated September 8, 2006, the NFMU agreed that GT&T's total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. The NFMU has not addressed this matter or issued an invoice to GT&T for 2008 spectrum fees.

        Since 2001, the Government has stated its intention to introduce additional competition into Guyana's telecommunications sector. In 2002, the Government held formal discussions with GT&T regarding this matter. During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for international voice and data services. ATN and GT&T believe that such competition is precluded by GT&T's exclusive license to provide domestic fixed and international voice and data services in Guyana, which has a stated expiration in December 2010 and is renewable for an additional 20 year term at GT&T's option.

        ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters. In addition, certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana will be necessary. The Government of Guyana has acknowledged that a transition to full competition will require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T. During 2008, GT&T held discussions with the Government to

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition. We have been open about our willingness to consider foregoing renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement.

        In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. GT&T has met informally with those persons to discuss the process and possible timing of any legislation or regulatory initiative. In those discussions, GT&T was informed that draft legislation liberalizing the telecommunications sector in Guyana may be available as early as the second half of 2009. At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, ATN and GT&T would seek to enforce GT&T's rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana and would pursue any other legitimate avenues of recourse available to us. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

        On January 15, 2007, the Public Utilities Commission ("PUC") issued a ruling that fixed floor and ceiling rates for both the pre-paid and the post-paid cellular services offered by GT&T and its competition. GT&T's national competitor has been offering promotions that appear to us to violate the floor on cellular rates. We believe the PUC has acted in an unreasonably discriminatory manner in favor of GT&T's primary competitor by not enforcing the minimum and maximum rates (among other regulations) and, in late 2007, GT&T filed a lawsuit contesting the PUC's enforcement approach. That lawsuit remains outstanding. During 2008, the PUC expressed its intent to revisit the floor rate and, possibly, eliminate it.

        In January 2007, the PUC ordered GT&T and Digicel to implement per-second billing for cellular airtime as opposed to the pre-existing practice of per-minute billing for airtime. Per-second billing has contributed to GT&T's declining wireless revenue. The PUC has proposed, and held hearings on, requiring per-second billing in place of the current per minute billing practices in international long distance services. Any such action by the PUC could have an adverse effect on GT&T's financial condition or results of operations.

        In October 1997, the PUC ordered GT&T to increase the number of telephone lines in service to a total of 69,278 lines by the end of 1998; 89,054 lines by the end of 1999; and 102,126 lines by the end of 2000; to allocate and connect an additional 9,331 telephone lines before the end of 1998; and to provide to subscribers who request them certain calling features (e.g. call waiting) by the end of 1998. In issuing this order, the PUC did not hear evidence or make any findings on the cost of providing these lines and services, the adjustment in telephone rates that may be necessary to give GT&T a fair return on its investment, or the method of financing the requirements of the PUC's order. GT&T has appealed the PUC's order to the Guyana Court of Appeal, and that appeal is still pending. No stay currently exists against this order.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

        Upon the acquisition of GT&T in 1990, ATN entered into an agreement with the government of Guyana to significantly expand GT&T's existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the "Plan"). The government agreed to permit rate increases in the event of currency devaluation within the three-year period, but GT&T was unable to get timely increases when the Guyanese currency suffered a sharp decline in March 1991. The Plan was modified in certain respects, and the date for completion of the Plan was extended to February 1995. Since 1995, the PUC has had pending a proceeding initiated by the Minister of Telecommunications of Guyana with regard to the failure of GT&T to complete the Plan by February 1995. The PUC last held hearings on this matter in 1998. It is GT&T's position that its failure to receive timely rate increases in compensation for the devaluation of currency in 1991 provides legal justification for GT&T's delay in completing the Plan. If the PUC were to find that GT&T was not excused from fulfilling the terms of the Plan by February 1995, GT&T could be subject to monetary penalties, cancellation of its license, or other action by the PUC or the government that could have a material adverse effect on the Company's business and prospects. The requirements of the Plan were substantially completed more than five years ago. GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

        GT&T is contesting, in the High Court of Guyana, approximately $7.3 million in income tax assessed by the commissioner of Inland Revenue for the years 1991 to 1996. The amount in dispute represents the amount of deductions GT&T claimed during those years for advisory fees payable to ATN that were denied by the Guyana Commission of Inland Revenue (the "Commission"). The deductibility of these advisory fees was upheld for one of these years by a decision of the High Court in August 1995. The Commission has filed a High Court Writ, which GT&T has opposed, requesting the High Court to set aside this decision. The assessments for the other years are being held in abeyance pending decision on the Writ and GT&T motions to strike. Subsequent to December 31, 2001, GT&T received assessments for the years 1997-2000 in the aggregate amount of approximately $6.5 million raising the same issues. GT&T expects that proceedings on these assessments will also be held in abeyance pending the Court's decision.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

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

        For all of the above matters, regulatory, litigation, or related matters, the Company believes some adverse outcome is probable the Company has accrued $5.0 million as of December 31, 2008 as discussed in Note 11.

Lease Commitments and Other Obligations

        The Company leases approximately 96,000 square feet for its operations centers and administrative offices as well as certain tower sites under non-cancelable operating leases. The Company's obligation for payments under these leases is as follows at December 31, 2008 (in thousands):

2009	6,852
2010	6,053
2011	5,128
2012	4,105
2013	1,960
Thereafter	4,166

Total obligations under operating leases	$28,264

        Rent expense for the years 2006, 2007 and 2008 was $4.0 million, $5.0 million and $6.1 million, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RELATED-PARTY TRANSACTIONS

Haiti

        In 2001, the Company curtailed the operations and funding of its ATN-Haiti and Transnet S.A. subsidiaries (the "Haitian Subsidiaries"), wrote-down its investment and began exploring strategic alternatives for the use or disposition of the remaining assets of the Haitian Subsidiaries. In May 2006, the Company's Board of Directors authorized the Company to enter into discussions to sell, at fair value, subject to review and final approval by the Audit Committee, the remaining assets of the Haitian Subsidiaries, consisting primarily of an office building and 13 tower sites located in Haiti, to Cornelius B. Prior, Jr., the Company's Executive Chairman, who is also the father of the Company's Chief Executive Officer.

        In August 2007, the Company, upon final approval by the Company's Board of Directors and Audit Committee, completed the sale of the remaining assets of the Haitian Subsidiaries to Access Haiti, S.A., a Haitian company in which Mr. Prior is a significant equity holder, for $750,000 and the release by Access Haiti, S.A. of certain indebtedness of Transnet S.A. In connection with the sale, Mr. Prior agreed to indemnify the Company for any claims made against the Haitian Subsidiaries by creditors and vendors of the Haitian Subsidiaries in excess of $200,000 in the aggregate. In addition, pursuant to the purchase agreement Mr. Prior purchased the Company's remaining equity interests in the Haitian Subsidiaries for $1 on May 6, 2008.

Mobile Network Services, LLC

        During 2008, the Company's Commnet subsidiary purchased certain equipment from Mobile Network Services, LLC, ("MNS") for approximately $280,000. The equipment was purchased through several transactions on market terms consistent with Commnet's ordinary business practices. MNS was founded in 2007 by Brian A. Schuchman, one of the Company's directors, who beneficially owns approximately 28% of the equity interests in MNS and is Chairman of MNS's Board of Managers. Michael T. Prior, the Company's President, Chief Executive Officer and Director, and Justin D. Benincasa, the Company's Chief Financial Officer and Treasurer, each beneficially own 1.25% or less of the equity interests in MNS. The transactions were ratified and approved by the Company's Audit Committee.

15. SEGMENT REPORTING

        The Company has five reportable segments for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana ("GT&T"), ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States ("Commnet"), iii) Island Wireless, which generates its revenues in and has its assets in Bermuda ("Bermuda Digital Communications") and Turks and Caicos ("Islandcom"), iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States ("Sovernet") and v) Wireless Television and Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands ("Choice"). Island Wireless became a reportable segment upon completion of BDC's share repurchase and resulting increase in the Company's equity interest in BDC, effective May 15, 2008. The operating segments are managed separately because each offers different services and serves different markets.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

        Certain elements of the 2006 and 2007 segment information have been revised to conform to the current format of financial information reviewed by the Company's chief operating decision makers.

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2006
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$94,574	$41,498	—	$13,166	$6,827	$7,078	$(7,078)	$156,065
Depreciation and amortization	13,934	5,896	—	1,878	2,242	560	—	24,510
Non-cash stock-based compensation	—	—	—	116	—	706	—	822
Operating income (loss)	48,805	14,244	—	2,267	(2,927)	(2,325)	(7,078)	52,986
Interest expense	(51)	(597)	—	—	(3,047)	(3,687)	3,643	(3,739)
Interest income	573	111	—	117	—	4,434	(3,643)	1,592
Income taxes	20,050	5,502	—	980	(1,024)	30	—	25,538
Equity in earnings of unconsolidated affiliates, net of tax	—	(6)	—	—	—	24,199	(21,726)	2,467
Net income (loss)	19,363	7,700	—	1,347	(5,364)	22,180	(21,726)	23,500

For the Year Ended December 31, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	$105,725	$57,656	—	$14,692	$8,668	$10,604	$(10,604)	$186,741
Depreciation and amortization	15,616	6,786	—	1,785	2,193	306	—	26,686
Impairment of long-lived assets	—	—	—	—	4,400	—	—	4,400
Gain on disposition of long-lived assets	—	(5,961)	—	—	—	—	—	(5,961)
Non-cash stock-based compensation	—	—	—	127	—	886	—	1,013
Operating income (loss)	46,271	33,615	—	2,292	(6,315)	1,900	(10,604)	67,159
Interest expense	(6)	(687)	—	5	(3,501)	(2,252)	4,159	(2,282)
Interest income	668	251	—	316	—	5,378	(4,159)	2,454
Income taxes	19,262	12,955	—	852	(3,964)	(176)	—	28,929
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	33,307	(31,026)	2,281
Net income (loss)	17,614	18,473	—	1,127	(6,487)	38,239	(31,026)	37,940

For the Year Ended December 31, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Eliminations	Consolidated
Revenues	98,400	70,130	14,134	16,166	8,511	10,462	(10,462)	207,341
Depreciation and amortization	16,587	9,436	1,863	2,071	1,271	297	—	31,525
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Gain on disposition of long-lived assets	—	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	—	127	—	850	—	977
Operating income (loss)	42,242	35,196	2,497	1,076	(1,999)	972	(10,462)	69,522
Interest expense	(14)	(214)	(604)	(68)	(3,517)	(3,116)	4,389	(3,144)
Interest income	648	365	169	176	—	4,801	(4,389)	1,770
Income taxes	16,747	13,036	—	489	(700)	(21)	—	29,551
Equity in earnings of unconsolidated affiliates, net of tax	—	—	—	—	—	31,729	(30,994)	735
Net income (loss)	16,609	18,919	863	386	(5,393)	34,408	(30,994)	34,798

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

	Segment Assets
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Consolidated
December 31, 2007:
Net fixed assets	$111,963	$34,868	—	$3,320	$4,884	$718	$155,753
Goodwill	—	32,148	—	7,196	—	—	39,344
Total assets	156,094	117,680	—	22,922	6,547	41,383	344,626
December 31, 2008:
Net fixed assets	$111,417	$58,782	$13,224	$9,820	$4,546	$441	$198,230
Goodwill	—	32,148	618	7,471	—	—	40,237
Total assets	166,168	123,793	41,687	25,952	5,796	46,412	409,808

	Capital Expenditures
Year Ending December 31,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Television and Data	Corporate	Consolidated
2006	$22,020	$11,576	$—	$813	$998	$58	$35,465
2007	25,941	21,108	—	1,328	378	139	48,894
2008	15,107	29,155	1,260	878	933	20	47,353

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2007 and 2008 (in thousands):

	2007 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$43,920	$45,157	$48,095	$49,569
Operating expenses	30,487	29,117	30,713	29,265

Income from operations	13,433	16,040	17,382	20,304
Other income (expense), net	623	1,370	275	143

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	14,056	17,410	17,657	20,447
Income taxes	6,664	7,250	7,863	7,152

Income before minority interests and equity in earnings of unconsolidated affiliate	7,392	10,160	9,794	13,295
Minority interests, net of tax	(949)	(1,753)	(1,060)	(1,219)
Equity in earnings of unconsolidated affiliate, net of tax	455	642	668	515

Net income	$6,898	$9,049	$9,402	$12,591

Earnings per share (basic)	$0.46	$0.60	$0.62	$0.83

Earnings per share (diluted)	$0.45	$0.59	$0.62	$0.82

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2008 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenues	$45,630	$50,414	$55,908	$55,389
Operating expenses	29,976	32,356	35,552	39,935

Income from operations	15,654	18,058	20,356	15,454
Other income, net	141	(111)	(393)	(572)

Income before income taxes, minority interests and equity in earnings of unconsolidated affiliate	15,795	17,947	19,963	14,882
Income taxes	7,390	6,642	8,538	6,981

Income before minority interests and equity in earnings of unconsolidated affiliate	8,405	11,305	11,425	7,901
Minority interests, net of tax	(1,001)	(1,373)	(1,286)	(1,313)
Equity in earnings of unconsolidated affiliate, net of tax	463	272	—	—

Net income	$7,867	$10,204	$10,139	$6,588

Earnings per share (basic)	$0.52	$0.67	$0.67	$0.43

Earnings per share (diluted)	$0.51	$0.67	$0.67	$0.43

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2006
Description:
Valuation allowance on foreign tax credit carryforwards	$5,852	$5,764	$—	$11,616
Allowance for doubtful accounts	1,015	888	529	1,374

	$6,867	$6,652	$529	$12,990

YEAR ENDED, December 31, 2007
Description:
Valuation allowance on foreign tax credit carryforwards	$11,616	$118	$—	$11,734
Allowance for doubtful accounts	1,374	1,196	1,311	1,259

	$12,990	$1,314	$1,311	$12,993

YEAR ENDED, December 31, 2008
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	1,259	2,021	810	2,470

	$12,993	$2,021	$810	$14,204

 EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2008

3.1	Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
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
10.2	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.3	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.4	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.5	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 23, 2008).
10.6
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).
10.7
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).
10.8
Form of Notice of Grant of Incentive Stock Option and Option Agreement (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).
10.9
Form of Notice of Grant of Nonqualified Stock Option and Option Agreement (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 15, 2008).
10.10
Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).

EX-1

10.11	Credit Agreement dated as of September 10, 2008 by and between Atlantic Tele-Network, Inc., as borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on September 12, 2008).
10.12
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

EX-2