Form 10-Q
period 2009-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2009-05-11
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-12593

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Derby Square

Salem, MA 01970

(Address of principal executive offices, including zip code)

(978) 619-1300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of May 8, 2009, the registrant had outstanding 15,228,551 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q
Quarter Ended March 31, 2009

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of the Company; demand for our services and industry trends; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results. Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) significant political and regulatory risk facing our exclusive license to provide local exchange and international voice and data services in Guyana; (2) any significant decline in the price or volume, including bypass activities, of international long distance calls to Guyana; (3) the regulation of rates that GT&T may charge for local wireline telephone service; (4) significant tax disputes between GT&T and the Guyanese tax authorities; (5) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers and the extent to which our wholesale customers build or acquire overlapping networks; (6) our ability to maintain favorable roaming arrangements, including the rates Commnet charges its wholesale customers; (7) the current global economic recession, along with difficult and volatile conditions in the capital and credit markets; (8) increased competition; (9) economic, political and other risks facing our foreign operations; (10) regulatory changes affecting our businesses; (11) the loss of certain FCC licenses; (12) rapid and significant technological changes in the telecommunications industry; (13) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (14) any loss of any key members of management; (15) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (16) dependence of our wireless and wireline revenues on the reliability and performance of our network infrastructure; (17) the occurrence of severe weather and natural catastrophes; and (18) our ability to realize the value that we believe exists in businesses that we acquire.

These and other factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), which is on file with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report the words “we,” “our,” “ours” and “us” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. ClearChoice™ is a service mark of one of our subsidiaries. This Report also contains other trademarks, service marks and trade names that are the property of others.

References to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(Dollars in thousands, except per share amounts)

	December 31,	March 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$79,665	$81,821
Short term investments	2,956	2,956
Accounts receivable, net of allowances of $2.5 million and $3.0 million, respectively	26,779	29,599
Materials and supplies	5,669	5,546
Prepaid income taxes	10,708	7,679
Deferred income taxes	1,443	1,443
Prepayments and other current assets	4,101	3,771
Total current assets	131,321	132,815
Fixed Assets:
Property, plant, and equipment	342,059	346,298
Less accumulated depreciation	(143,829)	(148,370)
Net fixed assets	198,230	197,928
Licenses	33,658	34,024
Goodwill	40,237	40,361
Other intangibles, net	2,456	2,285
Deferred income taxes	8,570	8,096
Other assets	5,349	5,340
Total assets	$419,821	$420,849
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$750	$750
Accounts payable and accrued liabilities	28,707	24,254
Dividends payable	2,777	2,778
Accrued taxes	8,631	8,244
Advance payments and deposits	3,652	3,741
Other current liabilities	3,395	4,697
Total current liabilities	47,912	44,464
Deferred income taxes	28,736	28,736
Other liabilities	8,202	7,512
Long-term debt, excluding current portion	73,311	73,144
Total liabilities	158,161	153,856
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,725,057 shares issued; 15,228,610 and 15,228,551 shares outstanding at December 31, 2008 and March 31, 2009, respectively	157	157
Treasury stock, at cost; 496,447 and 496,506 shares at December 31, 2008 and March 31, 2009, respectively	(4,560)	(4,575)
Additional paid-in capital	107,312	107,591
Retained earnings	132,866	138,926
Accumulated other comprehensive loss	(6,902)	(6,487)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	228,873	235,612
Non-controlling interests	32,787	31,381
Total stockholders’ equity	261,660	266,993
Total liabilities and equity	$419,821	$420,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
REVENUE:
Wireless	$19,753	$31,725
Local telephone and data	12,246	13,053
International long distance	12,556	10,401
Other	1,075	787
Total revenues	45,630	55,966
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	7,588	10,446
Internet and programming	899	789
Engineering and operations	5,856	6,947
Sales and marketing	2,674	3,592
General and administrative	5,882	8,215
Depreciation and amortization	7,077	9,200
Total operating expenses	29,976	39,189

Income from operations	15,654	16,777
OTHER INCOME (EXPENSE):
Interest expense	(653)	(1,157)
Interest income	569	340
Other, net	225	26
Other income (expense), net	141	(791)

INCOME BEFORE INCOME TAXES	15,795	15,986
Income taxes	7,390	6,956

INCOME BEFORE EQUITY IN EARNINGS IN UNCONSOLIDATED AFFILIATES	8,405	9,030
Equity in earnings of unconsolidated affiliates	463	—

NET INCOME	8,868	9,030
Less: Net income attributable to non-controlling interests, net of tax of $1.0 million and $0.7 million, respectively	(1,001)	(228)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$7,867	$8,802

NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$0.52	$0.58
Diluted	$0.51	$0.58
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,228	15,229
Diluted	15,303	15,250
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.16	$0.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2009
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,868	$9,030
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,077	9,200
Provision for doubtful accounts	463	408
Amortization of debt discount and debt issuance costs	30	133
Stock-based compensation	273	300
Deferred income taxes	200	199
Equity in earnings of unconsolidated affiliates	(463)	—
Dividends received from Bermuda Digital Communications, Ltd.	553	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	177	(3,228)
Materials and supplies, prepayments, and other current assets	(1,711)	3,482
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	4,705	(2,348)
Accrued taxes	(1,034)	(387)
Other	34	(43)
Net cash provided by operating activities	19,172	16,746
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,647)	(9,980)
Acquisitions of businesses	(40)	(24)
Increase in deposits for acquisition of spectrum	(2,951)	—
Purchase of short term investments	(66)	—
Decrease in restricted cash	1,524	—
Net cash used in investing activities	(13,180)	(10,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(2,435)	(2,741)
Distributions to non-controlling interests	(326)	(1,634)
Repayments of long-term debt	—	(188)
Purchase of common stock	—	(23)
Proceeds from exercise of stock options	157	—
Net cash used in financing activities	(2,604)	(4,586)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,388	2,156
CASH AND CASH EQUIVALENTS, beginning of the period	71,173	79,665
CASH AND CASH EQUIVALENTS, end of the period	$74,561	$81,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries:

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 55% and 41% of the Company’s consolidated revenues for the three months ended March 31, 2008 and 2009, respectively. The reduction in these percentages is principally due to the acquisitions noted below and the growth in those acquired operations.

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 32% and 39% of the Company’s consolidated revenues for the three months ended March 31, 2008 and 2009, respectively.

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

•                  Sovernet, Inc. (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet’s retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Through an acquisition made in 2008, Sovernet also delivers wholesale transport services in New York State through its subsidiary, ION. The Company has owned 96% of Sovernet since its acquisition in February 2006.

•                  Choice Communications, LLC (“Choice”), is a leading provider of fixed wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.  In March 2009, the Company notified its television customers that it was going to discontinue wireless television service on May 31, 2009 and focus solely on providing wireless broadband data and dialup internet services.

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

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation on Accounting Research Bulletin No. 51”, as revised in December 2003 (“FIN No. 46R”) since it is determined that the Company is the primary beneficiary of these entities. Revenue from these entities constitutes less than 1% of total Company revenue.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, going forward, SFAS 141(R) will require the Company to revise its application of the acquisition method in a number of significant aspects such as requiring the Company to expense transaction costs and  to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, the Company did adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. The adoption of FSB FAS 157-2 in 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the non-controlling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009.  As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the condensed consolidated balance sheets and the net income attributable to non-controlling interests has been separately identified in the condensed consolidated statement of operations.  The prior period presented have also been reclassified to conform to the current classification required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), amends and expands the disclosure requirements of FASB Statement No. 133  (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company beginning January 1, 2009. The Company has provided the required disclosures regarding our interest rate swap derivative instrument in Note 6.

In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. We adopted FSP No. EITF 03-6-1 in 2009. The adoption of FSP No. EITF 03-6-1 did not have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company will amend our disclosures accordingly beginning with our 2009 second fiscal quarter Form 10-Q.

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates relate to allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

4.  FAIR VALUE MEASUREMENTS

The Company’s financial instruments at March 31, 2009 included cash and cash equivalents, short term investments, accounts receivable, accounts payable, debt and an interest rate swap agreement. As of March 31, 2009, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

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

The following tables present information (in thousands) about our monetary assets and liabilities that are measured and recorded at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation and recorded techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that utilize observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. As of March 31, 2009, the Company did not have any Level 3 assets or liabilities.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$23,198	$—	$—	$23,198
Certificates of deposit	—	5,468	—	5,468
Total assets measured at fair value	$23,198	$5,468	$—	$28,666

Interest rate swap (Note 6)	$—	$7,329	$—	$7,329
Total liabilities measured at fair value	$—	$7,329	$—	$7,329

5.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2008	March 31, 2009
Note payable- $75 million term loan	$74,625	$74,438
Less: current portion	(750)	(750)
Total long-term debt	73,875	73,688
Less: debt discount	(564)	(544)
Net carrying amount	$73,311	$73,144

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

        The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility. At March 31, 2009, no amounts have been drawn under the 2008 Revolver Facility.

        All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company’s leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company’s leverage ratio. Borrowings as of March 31, 2009, including the interest rate swap agreement discussed in Note 6, were bearing a weighted average interest rate of 5.35%.

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

        The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of March 31, 2009, the Company was in compliance with all of the financial covenants of the 2008 CoBank Credit Agreement.

        See Note 6 for a discussion regarding the Company’s interest rate swap that corresponds to a portion of our variable rate debt in order to effectively hedge interest rate risk.

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, a derivative was used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness on cash flow hedges was recognized during the three months ended March 31, 2009.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the twelve months ending December 31, 2009, the Company estimates that an additional $2.3 million will be reclassified as an increase to interest expense.

As of March 31, 2009, the Company had one interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2009 (in thousands).

	Liability Derivatives
	as of March 31, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swap	Other long-term liabilities	$7,329
Total derivatives designated as hedging instruments under SFAS 133		$7,329

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended March 31, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest Rate Swap	$21	Interest expense	$659

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the fair value of the interest rate swap liability position, which includes accrued interest, related to these agreements was $7.3 million.  As of March 31, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligation under the agreement at its termination value of $8.8 million.

7.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows:

	Three Months Ended March 31,
	2008			2009
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$208,971	$27,236	$236,207	$228,873	$32,787	$261,660
Stock based compensation	273	—	273	300	—	300
Comprehensive income:
Net income	7,867	1,001	8,868	8,802	228	9,030
Other comprehensive income- Gain on interest rate swap (net of tax)	—	—	—	401	—	401
Total comprehensive income	217,111	28,237	245,348	238,376	33,015	271,391
Issuance of common stock upon exercise of stock options	158	—	158
Dividends on common stock	(2,437)	(326)	(2,763)	(2,741)	(1,634)	(4,375)
Purchase of common shares	—	—	—	(23)	—	(23)
Non-controlling interest in entity acquired	—	195	195	—	—	—

Equity, end of period	214,832	28,106	242,938	235,612	31,381	266,993

8.  STOCK-BASED COMPENSATION

During each of the three month periods ended March 31, 2008 and 2009, the Company recognized $0.3 million of non-cash compensation expense relating to grants under the 1998 Stock Option Plan, the 2005 Restricted Stock and Incentive Plan and the 2008 Equity Incentive Plan (the “Share Based Plans”).

In March 2009, the Company’s Board of Directors approved the grant, to certain employees, of options to acquire 34,500 shares of the Company’s common stock at an exercise price equal to the fair value of the Company’s common stock on the date of grant. In connection with the grant of the options, the Company will recognize $0.2 million of stock-based compensation which will be amortized over the vesting period of four years.

9.  NET INCOME PER SHARE

For the three months ended March 31, 2008 and 2009, the common shares issuable under the Share Based Plans were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
Basic weighted average common shares outstanding	15,228	15,229
Stock options	75	21
Diluted weighted average common shares outstanding	15,303	15,250

The above calculation for the three months ended March 31, 2008 and 2009 does not include 383,000 and 334,000 shares, respectively, related to stock options because the effects of such were anti-dilutive.

10.  SEGMENT REPORTING

The Company has five reportable segments for separate disclosure under Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana, ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States, iii) Island Wireless, which generates its revenues in and has its assets in Bermuda and Turks and Caicos, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States and v) Wireless Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands. The operating segments are managed separately because each offers different services and serves different markets.

Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  As described above, effective May 31, 2009, the Company will discontinue providing wireless televisions services, and therefore has changed the name of its segment from “Wireless Television and Data” to “Wireless Data”.

The following tables, which for 2008 have been conformed to the 2009 presentation, provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$25,203	$14,543	$—	$3,700	$2,184	(1)	$—	$45,630
Depreciation and amortization	4,183	1,992	—	428	398		76	7,077
Non-cash stock-based compensation	—	—	—	32	—		241	273
Operating income (loss)	10,889	6,748	—	580	(421)		(2,142)	15,654

	For the Three Months Ended March 31, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$22,734	$21,639	$5,167	$4,610	$1,816	(1)	$—	$55,966
Depreciation and amortization	4,183	3,235	711	719	278		74	9,200
Non-cash stock-based compensation	—	—	—	32	—		268	300

Operating income (loss)	9,318	10,252	210	(494)	(564)		(1,945)	16,777

(1)          Includes $1.1 million and $0.8 million of wireless television services for the three months ended March 31, 2008 and 2009, respectively.  This service is scheduled to be discontinued on May 31, 2009.

	Segment Assets
December 31, 2008	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$111,417	$58,782	$13,224	$9,820	$4,546	$441	$198,230
Goodwill	—	32,148	618	7,471	—	—	40,237
Total assets	166,168	123,793	41,687	25,952	5,796	56,425	419,821

	Segment Assets
March 31, 2009	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$109,691	$61,086	$13,043	$9,484	$4,256	$368	$197,928
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	166,863	132,346	39,395	25,157	5,681	51,407	420,849

	Capital Expenditures
Three Months Ended March 31,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
2008	$3,530	$7,792	$—	$205	$118	$2	$11,647
2009	3,490	5,720	530	240	—	—	9,980

11.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our 2008 Annual Report on Form 10-K for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed in our prior public reports, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector and has held formal discussions with us, most recently in early 2008, regarding potential modifications of GT&T’s exclusivity rights.  In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana.  Based on informal discussions with these parties, we expect draft legislation to be available as early as the second half of 2009.  Our exclusive license has a stated expiration in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option.

At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T’s exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government.  Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana.  Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.  See “Business—Regulation—Regulation of Our GT&T Subsidiary—Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk” in our Annual Report on 2008 Form 10-K.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that GT&T’s total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology, acceptable to all GSM Spectrum licensees. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees would be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In a letter dated March 24, 2009, the NFMU requested information from GT&T for use in calculating spectrum fees for 2008.  GT&T is in the process of preparing its response to the NFMU’s request.

On May 8, 2009, Digicel issued a press release stating that it had filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel has filed this lawsuit against the Attorney General of Guyana in the High Court and neither ATN nor GT&T are named as a party in the lawsuit at this time.  Without having the opportunity to review the court filings prior to the filing of this Quarterly Report on Form 10-Q, we cannot comment further on Digicel’s public statement other than the following: we believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

GT&T’s exclusive license has previously been the subject of legal challenge on constitutional grounds. In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic fixed and international voice and data services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff's claims. Although the suit remains pending, there have been no further developments since November 2002.  See “Legal Proceedings” in our 2008 Annual Report on Form 10-K.

Except as set forth above, there have been no material developments in regulatory or litigation matters in the period covered by these interim Financial Statements. For further information concerning pending regulatory and litigation matters, see “Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies — Regulatory and Litigation Matters” in the Company’s 2008 Annual Report on Form 10-K.

12.  SUBSEQUENT EVENTS

Recent Developments in Guyana

On May 7, 2009, in connection with the Annual General Meeting of GT&T, the representative of the Government of Guyana on the Board of Directors of GT&T indicated to representatives of ATN in attendance at the meeting, that the Government of Guyana is interested in selling its 20% interest in GT&T.  Specifically, this representative stated that the Government of Guyana is offering to sell its 20% interest in GT&T to ATN, which currently owns 80% of GT&T, and may offer to sell such interest to other potential purchasers.  This representative did not indicate any proposed purchase price or any other terms of such a proposed sale, nor a timeframe in which the Government of Guyana would seek to complete any proposed sale.

The principal terms of our investment in GT&T are set forth in the Agreement between The Government of The Co-Operative Republic of Guyana and ATN, dated June 18, 1990 (the “Guyana Agreement”), which is included as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as filed with the SEC on May 15, 2006.  The Guyana Agreement does not provide for any right of first refusal or any specific procedures in connection with the potential sale by the Government of Guyana of its 20% interest in GT&T.

The Company will give due consideration to any formal offer it might receive with respect to this matter.

Other

                On May 8, 2009, Digicel issued a press release stating that it had filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  See Note 11 for further discussion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Form 10-K. Some of the statements in the discussion are forward-looking statements, which are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These risk factors include those discussed under Item 1A, “Risk Factors” in our 2008 Form 10-K and those set forth in this Report under “Cautionary Statement Regarding Forward-Looking Statements.”

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following principal operating subsidiaries:

•  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 55% and 41% of the Company’s consolidated revenues during the three months ended March 31, 2008 and 2009, respectively. The reduction in these percentages is principally due to the acquisitions noted below and the growth in those acquired operations.

•  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services primarily to national, regional and local wireless carriers. Commnet generated approximately 32% and 39% of the Company’s consolidated revenues for the three months ended March 31, 2008 and 2009, respectively

•  Bermuda Digital Communications, Ltd. (“BDC”), the largest wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC’s balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

•  Sovernet, Inc. (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet’s retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. The Company has owned 96% of Sovernet since its acquisition in February 2006. In August 2008, Sovernet began providing wholesale transport services in New York State through its subsidiary, ION Holdco LLC.

•  Choice Communications, LLC (“Choice”), is a leading provider of fixed wireless broadband data, and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company. In March 2009, the Company notified its television customers that it was going to discontinue wireless television service by the end of May 2009 and focus solely on providing wireless broadband data and dialup internet services.

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

The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of March 31, 2009:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)

	Integrated Telephony—	GT&T	Guyana
	International	BDC, Islandcom	Bermuda, Turks and Caicos
Island Wireless

Local Telephone and	Integrated Telephony—	GT&T	Guyana
Data	International

	Integrated Telephony—	Sovernet, ION	United States (New England
	Domestic		and New York State)
	Wireless Data	Choice (internet access)	U.S. Virgin Islands

International Long	Integrated Telephony—	GT&T	Guyana
Distance	International

Other (1)	Wireless Data	Choice (digital television)	U.S. Virgin Islands

(1) As described above, effective May 31, 2009, the Company will discontinue providing wireless televisions services, and therefore has changed the name of its segment from “Wireless Television and Data” to “Wireless Data”.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 10 to the Consolidated Financial Statements in this Report.

Over the last several years, we have significantly diversified our business and reduced our historical dependence on GT&T’s operations for our financial results. This reduction of GT&T’s contribution is mainly through the acquisition and growth of Commnet as well as the expansion of our Sovernet business and the recent increase in our ownership interest in BDC and related acquisitions, as described under the captions “Business—Local Telephone and Data Services—U.S. Operations” and “—Wireless Services—Island Operations” in our 2008 Form 10-K. We expect to continue this trend of diversification and are actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria.

We are dependent on GT&T and Commnet for a substantial majority of our revenues and profits. For the three months ended March 31, 2009, approximately 79% of our consolidated revenue and all of our consolidated operating income were generated by these two operating subsidiaries.

Commnet’s revenues and profits are primarily driven by the number of sites and base stations we operate, the amount voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. During the first quarter of 2009, Commnet’s contribution to our consolidated revenues and operating income was approximately 39% and 61%, respectively, as compared to 32% and 43% for the first quarter of 2008. Commnet competes, however, with wireless service providers that operate networks in its markets and offer wholesale roaming services. In addition, Commnet’s carrier customers may also elect to build or acquire their own infrastructure (including networks that Commnet built out pursuant to its roaming agreements) in a market in which they operate, reducing or eliminating their need for Commnet’s services in that market.  For more information, see Note 10 to our Consolidated Financial Statements included in this Report.

The largest single component of GT&T’s revenues and profits has been from its international long distance business, which accounted for approximately 19% of our consolidated revenue during the three months ended March 31, 2009. While the majority of this international long distance revenue is generated by calls originated by, or terminating with, wireline and wireless customers, we are currently the exclusive provider of international voice and data and therefore generate revenue and profit from calls and data originating on our competitor’s wireless network.

The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay GT&T for handling the incoming international calls. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and on international long distance revenues. In 2008, we believe there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. More recently, we also believe the current economic recession has impacted the volume of calls into and out of Guyana and negatively impacted our revenues.

In addition to our 2009 planned capital expenditures to improve our GT&T network, we will be investing over the next 18-24 months a total of additional $20 million to $25 million in a new submarine fiber optic cable in Guyana. The construction of this new international cable connecting Guyana to Trinidad will provide for continued growth in the provision of high speed data and internet services into Guyana, as well as giving us a cost effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand.

As previously disclosed in our prior public reports, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector and has held formal discussions with us, most recently in early 2008, regarding potential modifications of GT&T’s exclusivity rights. In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we expect draft legislation to be available as early as the second half of 2009. Our exclusive license has a stated initial term that ends in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option.

At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T’s exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding. See “Business—Regulation—Regulation of Our GT&T Subsidiary—Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk” in our 2008 Form 10-K.

Recent Developments in Guyana

On May 7, 2009, in connection with the Annual General Meeting of GT&T, the representative of the Government of Guyana on the Board of Directors of GT&T indicated to representatives of ATN in attendance at the meeting, that the Government of Guyana is interested in selling its 20% interest in GT&T.  Specifically, this representative stated that the Government of Guyana is offering to sell its 20% interest in GT&T to ATN, which currently owns 80% of GT&T, and may offer to sell such interest to other potential purchasers.  This representative did not indicate any proposed purchase price or any other terms of such a proposed sale, nor a timeframe in which the Government of Guyana would seek to complete any proposed sale.

The principal terms of our investment in GT&T are set forth in the Agreement between The Government of The Co-Operative Republic of Guyana and ATN, dated June 18, 1990 (the “Guyana Agreement”), which is included as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as filed with the SEC on May 15, 2006.  The Guyana Agreement does not provide for any right of first refusal or any specific procedures in connection with the potential sale by the Government of Guyana of its 20% interest in GT&T.

The Company will give due consideration to any formal offer it might receive with respect to this matter.

On May 8, 2009, Digicel issued a press release stating that it had filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel has filed this lawsuit against the Attorney General of Guyana in the High Court and neither ATN nor GT&T are named as a party in the lawsuit at this time.  Without having the opportunity to review the court filings prior to the filing of this Quarterly Report on Form 10-Q, we cannot comment further on Digicel’s public statement other than the following: we believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

GT&T’s exclusive license has previously been the subject of legal challenge on constitutional grounds. In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic fixed and international voice and data services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff’s claims. Although the suit remains pending, there have been no further developments since November 2002.  See “Legal Proceedings” in our 2008 Annual Report on Form 10-K.

Recent U.S. Developments

Verizon Wireless’s January 2009 acquisition of Alltel will cause some loss of wireless revenue for us because the network assets they acquired overlap our network in certain areas. We expect that such loss, however, will have an immaterial effect on overall wireless revenue as a result of our ongoing network expansion. However, in connection with the Alltel acquisition, Verizon Wireless is required to divest itself of certain assets that overlap more significant areas of Commnet’s network.  On May 8, 2009, AT&T announced it has entered into a definitive agreement with Verizon Wireless to acquire the majority of the wireless assets required to be divested.  As compared to Verizon’s acquisition of Alltel’s assets, this transaction, if approved, by federal and state regulatory authorities, will result in a more substantial overlap of our wireless network coverage areas by AT&T and a more substantial loss in revenue when and if AT&T completes a GSM network build in those areas.  AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase, or before the end of 2010.  If any such revenue loss is not replaced by revenue gains in other areas of our US rural wireless business or from other sources, it could have a materially adverse impact on our revenues and operating income.

Results of Operations

Three Months Ended March 31, 2008 and 2009

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2008	2009	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$19,753	$31,725	$11,972	60.6%
Local telephone and data	12,246	13,053	807	6.6
International long distance	12,556	10,401	(2,155)	(17.2)
Other	1,075	787	(288)	(26.8)
Total revenue	45,630	55,966	10,336	22.7
OPERATING EXPENSES:
Termination and access fees	7,588	10,446	2,858	37.7
Internet and programming	899	789	(110)	(12.2)
Engineering and operations	5,856	6,947	1,091	18.6
Sales and marketing	2,674	3,592	918	34.3
General and administrative	5,882	8,215	2,333	39.7
Depreciation and amortization	7,077	9,200	2,123	30.0
Total operating expenses	29,976	39,189	9,213	30.7
Income from operations	15,654	16,777	1,123	7.2
OTHER INCOME (EXPENSE):
Interest expense	(653)	(1,157)	(504)	(77.2)
Interest income	569	340	(229)	(40.2)
Other income (expense), net	225	26	(199)	(88.4)
Other income (expense), net	141	(791)	(932)	(661.0)
INCOME BEFORE INCOME TAXES	15,795	15,986	191	1.2
Income taxes	7,390	6,956	(434)	(5.9)
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	8,405	9,030	625	7.4
Equity in earnings of unconsolidated affiliates	463	—	(463)	(100.0)

NET INCOME	8,868	9,030	162	1.8
Net income attributable to non-controlling interests	(1,001)	(228)	773	77.2

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$7,867	$8,802	935	11.9%

Wireless revenue. For 2008, wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana.  For 2009, wireless revenue also includes retail wireless revenues generated by our Island Wireless segment.

Wireless revenue increased to $31.7 million for the three months ended March 31, 2009 from $19.8 million for the three months ended March 31, 2008, an increase of $11.9 million, or 60%. Our rural U.S. business increased its revenues by $7.1 million, or 49%, to $21.6 million from $14.5 million. The increase in our equity position in, and consolidation of BDC, which occurred as of May 15, 2008, contributed $5.2 million of the increase.

The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada.  As of March 31, 2009 a total of 484 base stations were deployed as compared to 328 base stations as of March 31, 2008 (not including 26 analog base stations that were in operation as of March 31, 2008 but decommissioned by the end of 2008). Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes) at existing sites and growth in data roaming revenue and international roaming revenue.

Verizon Wireless’s January 2009 acquisition of Alltel will cause some loss of wireless revenue for us because the network assets they acquired overlap our network in certain areas. We expect that such loss, however, will have an immaterial effect on overall wireless revenue as a result of our ongoing network expansion. However, in connection with the Alltel acquisition, Verizon Wireless is required to divest itself of certain assets that overlap more significant areas of Commnet’s network.  On May 8, 2009, AT&T announced it has entered into a definitive agreement with Verizon Wireless to acquire the majority of the wireless assets required to be divested.  As compared to Verizon’s acquisition of Alltel’s assets, this transaction, if approved, by federal and state regulatory authorities, will result in a more substantial overlap of our wireless network coverage areas by AT&T and a more substantial loss in revenue when and if AT&T completes a GSM network build in those areas.  AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase, or before the end of 2010.  If any such revenue loss is not replaced by revenue gains in other areas of our US rural wireless business or from other sources, it could have a materially adverse impact on our revenues and operating income.

While we expect to see a continued increase in wireless revenues from our rural U.S. wireless business, the pace of that increase may be slowed as compared to the growth in previous periods due to scheduled reductions in revenue rates.

The increase in wireless revenue from our rural U.S. operations was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless competitor is operating its wireless service with aggressive marketing campaigns and handset subsidies in Guyana.  The decline in revenue in the first quarter of 2009 primarily reflects the continued impact of that competition and a decrease in rates. This additional competition in Guyana caused our wireless subscribers to decrease by 16%, from about 300,000 subscribers as of March 31, 2008 to about 255,000 subscribers as of March 31, 2009. These factors resulted in a $0.3 million decrease in GT&T’s wireless revenue from $5.2 million during the first quarter of 2008 to $4.9 million during the same period of 2009.

While we do not expect wireless subscribers or revenue in Guyana to continue to decline at this rate, and saw a small increase in subscribers from December 31, 2008, our competitor could continue to take market share with aggressive spending. Additionally, an overall decline in the Guyana market for wireless subscribers could result from reduced spending due to worsening economic conditions or other factors.

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

Local telephone and data revenue increased by $0.9 million, or 7%, to $13.1 million for the first quarter of 2009 from $12.2 million for the first quarter of 2008. The increase is attributable to Sovernet, which increased revenues by $0.9 million as a result of the addition of ION which we acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services. Local telephone and data revenue in Guyana was consistent at $7.4 million for the quarters ended March 31, 2008 and 2009. GT&T’s access lines in Guyana grew from approximately 134,000 lines as of March 31, 2008 to approximately 140,000 lines as of March 31, 2009 (an increase of 4%). Revenue from the growth in access lines has been offset by a decrease in usage due to wireless service alternatives.  Data revenue at our Virgin Islands subsidiary remained consistent.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network expansion and subscriber and access line growth in New York, New England and Guyana.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 87% of all international long distance traffic and more than 70% of international long distance revenue for the three months ended March 31, 2009, is settled in U.S. dollars.

International long distance revenue was $10.4 million during the first quarter of 2009, a decrease of $2.2 million, or 17%, from $12.6 million in the first quarter of 2008. We are subject to illegal bypass via internet calling and other methods such as direct satellite bypass, which we believe has increased considerably since mid-2008. We also believe we experienced a reduction in the call volume into Guyana due to the current worldwide economic slowdown. In the future, international voice traffic may also decline as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. Although the other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is also likely to negatively impact this revenue in the future.

Other revenue. Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 27% to $0.8 million for the first quarter of 2009 from $1.1 million for the first quarter of 2008. In March 2009, the Company notified its wireless television customers that it was going to discontinue wireless television service on May 31, 2009 and focus solely on providing wireless broadband data and dialup internet services.  We expect the discontinuation of wireless television services to have an insignificant impact on operating income and net income.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fees increased by $2.8 million, or 37%, from $7.6 million to $10.4 million from the first quarter of 2008 to the first quarter of 2009, respectively, as a result of increased traffic at Commnet, the consolidation of BDC’s results for 2009 and an increase in expenses at Sovernet due to the operating results of ION, which Sovernet acquired in August 2008. These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

Internet and programming expenses. Internet and programming expenses include internet connectivity charges and digital television programming.

Internet and programming expenses decreased from $0.9 million in the first quarter of 2008 to $0.8 million in the first quarter of 2009. This decrease was primarily from lower costs in the U.S. Virgin Islands. We expect that internet and programming expenses will remain consistent as a percentage of related revenues in the near future.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.0 million, or 17%, from $5.9 million to $6.9 million for the first quarter of 2008 to the first quarter of 2009, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States as well as the consolidation of BDC’s results for 2009. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.9 million, or 33%, from $2.7 million to $3.6 million from the first quarter of 2008 to the first quarter of 2009, respectively. This increase is the result of the consolidation of BDC’s results for 2009.  We expect that sales and marketing expenses will remain consistent as a percentage of related revenues in the near future.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $2.3 million, or 39%, from $5.9 million for the first quarter of 2008 to $8.2 million for the first quarter of 2009.  Of this increase, $2.1 million is the result of our consolidation of BDC in 2009.  We expect general and administrative expenses to increase in the future to support our growth but remain consistent as compared to our consolidated revenues.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $2.1 million, or 30%, from $7.1 million to $9.2 million for the first quarter of 2008 and the first quarter of 2009, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business, the consolidation of BDC’s results for 2009, and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

Interest expense. Interest expense represents interest incurred on our outstanding credit facilities. On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million term loan. At the same time, the Company’s revolving line of credit facility expanded from $20.0 million to $75.0 million. Also during September 2008, the Company entered into an interest rate swap agreement which is further detailed in Note 6 to the Consolidated Financial Statements included in this Report.

Interest expense increased from $0.7 million for the first quarter of 2008 to $1.2 million for the first quarter of 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the first quarters of 2008 or 2009.

Interest income. Interest income represents interest earned on our cash, cash equivalent and short term investments.

Interest income decreased to $0.3 million from $0.6 million for first quarters of 2008 and 2009, respectively.  This decrease is a result of a decrease in the interest rates that we received on our cash and investments.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Included in other income for 2008 were management fees received from BDC which, since May 15, 2008, have been eliminated in consolidation. As a result of the consolidation of BDC other income decreased from $0.2 million in the first quarter of 2008 to zero in the first quarter of 2009.

Income taxes.  The effective tax rate was 47% for 2008 and 44% for 2009.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and, beginning in May 2008, the consolidation of BDC and its subsidiary which operate in tax free jurisdictions.

Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates included our share of the earnings of BDC prior to our consolidation of BDC’s operating results in May 2008. Equity in earnings of unconsolidated affiliates decreased from $0.5 million in 2008 to zero in 2009 as a result of the consolidation of BDC beginning in May 2008.

Net Income Attributable to Non-Controlling Interests. For 2008, net income attributable to non-controlling interests consists of the Guyana government’s 20% interest in GT&T, a non-controlling shareholder’s 4% interest in Sovernet, and other non-controlling shareholders’ interests in certain consolidated subsidiaries of Commnet.  For 2009, net income attributable to non-controlling interests also consists of non-controlling shareholders’ 42% equity interest in BDC and subsidiary as well as consolidated subsidiaries of Sovernet and BDC.

Net income attributable to non-controlling interests decreased from $1.0 million to $0.2 million for the first quarter of 2008 and the first quarter of 2009, respectively. This decrease is a result of the allocation of non-controlling shareholders’ share of losses in our two early stage businesses following the adoption of FAS 160 in 2009. We expect net income attributable to non-controlling interests to increase in the future as our early stage businesses mature.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders. As a result of the above factors, net income increased by $0.9 million or 11% from $7.9 million for the first quarter of 2008 to $8.8 million for the first quarter of 2009. On a per share basis, net income increased from $0.52 per basic and $0.51 per diluted share to $0.58 per basic and diluted share from 2008 to 2009, respectively.  We expect the discontinuation of wireless television services to have an insignificant impact on net income attributable to Atlantic Tele-Network, Inc. Stockholders.

 Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data. Island Wireless became an operating segment upon completion of BDC’s share repurchase and resulting increase in our equity interest in BDC, effective May 15, 2008. Segment results are set forth in Note 10 to the Consolidated Financial Statements included in this Report.

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

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the three months ended March 31, 2008 and 2009, we spent approximately $11.6 million and $10.0 million on capital expenditures, respectively. Of the $10.0 million of 2009 capital expenditures, we spent approximately $5.7 million expanding Commnet’s network by increasing the number of base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In addition, approximately $3.5 million was incurred expanding the capacity and coverage of Guyana’s wireline and wireless network and early-stage construction costs on a new fiber optic submarine cable into the country.  Our Integrated Telephony-Domestic and Island Wireless segments accounted for most of the remainder of our capital expenditures in the quarter.

We are continuing to invest in expanding the networks of all of our subsidiaries and expect to incur capital expenditures between $40 million and $45 million during the year ending December 31, 2009, with over one-half used in connection with Commnet’s network expansion. In addition to these expenditures, we expect to incur an additional $10 million to $15 million of capital expenditures in 2009 on the construction of the submarine fiber optic cable in Guyana. We expect to fund our current capital expenditures primarily from cash generated from our operations, but may seek additional debt financing outside our bank credit facility if it is available at satisfactory terms to us.

Acquisitions and Investments. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our credit facilities.

We continue to explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. We also explore opportunities to substantially expand our existing networks in the United States and the Caribbean.  Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares, payment of cash or incurrence of debt.

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2009, our dividends to our stockholders approximated $2.7 million (which reflects dividends paid on January 10, 2009). We have paid quarterly dividends for the last 42 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of March 31, 2009 repurchasing common stock.  We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Cash Generated by Financing Activities- Credit Facility and Interest Rate Swap.    On September 10, 2008, we entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement replaced our previous credit facility and provides us with $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”).

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

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by us from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon our leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2.00%, also depending upon our leverage ratio. Borrowings as of March 31, 2009, including the interest rate swap agreement described below, were bearing a weighted average interest rate of 5.35%. The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries as set forth below under “—Factors Affecting Sources of Liquidity.” The 2008 Credit Facility is guaranteed by the Company’s Commnet and Sovernet subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company and such guarantors. As of March 31, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

On September 23, 2008 the Company executed a forward starting interest rate swap. The Company’s objective in using the derivative is to add stability to interest expense and to manage our exposure to adverse changes in interest rates. The interest rate swap has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%. The interest rate swap agreement effectively converts the variable interest payments on the first $68 million of the 2008 Term Loan to a fixed rate of 4.42% plus the applicable credit spread, over the life of the agreement. The interest rate swap agreement has a maturity date of September 15, 2015.

Sources of Cash

Total Liquidity at March 31, 2009.    As of March 31, 2009, we had approximately $84.8 million in cash, cash equivalents and short term investments, an increase of $2.2 million from the December 31, 2008 balance of $82.6 million. We believe our existing cash balances and other capital resources, including the $75.0 million available under the 2008 Revolver Facility, are adequate to meet our current operating and capital needs.

Cash Generated by Operations. Cash provided by operating activities was $16.7 million for the three months ended March 31, 2009 compared to $19.2 million for the three months ended March 31, 2008 primarily as a result of a decrease in certain components of our working capital.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “ Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, “Business—Regulation of Our GT&T Subsidiary” in our 2008 Form 10-K and Note 11 to the Consolidated Financial Statements included in this Report.

Guyana—U.S. Foreign Currency Exchange.    GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. From 2004 through March 2009, the value of the Guyana dollar has remained at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would also expose us to foreign currency risk in the event of exchange rate fluctuations.

Restrictions Under Credit Facility.    The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 CoBank Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of March 31, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement and would be able to fully draw the $75 million available under its revolving credit facility.

Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance and the state of the capital markets. In June 2006, the Securities and Exchange Commission declared effective a “universal” shelf registration statement filed by the Company. This shelf registration statement registered the potential future offerings by us, from time to time, of up to an aggregate of $200 million of our securities, consisting potentially of common stock, debt securities, and other equity and convertible securities and combinations of the foregoing. We have approximately $150 million of securities registered for potential future offerings pursuant to the shelf registration statement, which we may offer and sell until June 2009. The Company currently anticipates that it will file with the Securities and Exchange Commission a renewal of its “universal” shelf registration following the expiration of its current registration in June 2009.

Inflation

We do not believe that inflation has had a significant impact on our consolidated operations in any of the periods presented in the Report.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, going forward, SFAS 141(R) will require the Company to revise its application of the acquisition method in a number of significant aspects such as requiring the Company to expense transaction costs and  to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

In April 2009, the FASB issued FASB Staff Position FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. The adoption of FSB FAS 157-2 in 2009 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the non-controlling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Company adopted the provisions of SFAS No. 160 in the first quarter of 2009.  As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the condensed consolidated balance sheets and the net income or loss attributable to non-controlling interests has been separately identified in the condensed consolidated statement of operations.  The prior periods presented have also been reclassified to conform to the current classification required by SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), amends and expands the disclosure requirements of FASB Statement No. 133  (“SFAS 133”) with the intent to provide users of financial statements with an enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company on January 1, 2009. We have provided the required disclosures regarding derivative instruments in Note 6.

As required by SFAS 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

In September 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”). Under the provisions of this standard, unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP No. EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”). The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of FSP FAS No. 142-3 did not have a material impact on the consolidated financial statements.

In December 2008, the FASB issued an FSP on SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of this interpretation will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. FSP SFAS 132(R)-1 is effective in 2010. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on our consolidated financial statements.

In January 2009, the FASB issued FASB Staff Position No. FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. We will amend our disclosures accordingly beginning with our 2009 second fiscal quarter Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Sensitivity.    GT&T’s functional currency is the U.S. dollar because a significant portion of GT&T’s revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar, however since the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004, we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of March 31, 2009, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $6.4 million of long term debt as of March 31, 2009 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term

“disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 8, 2009, Digicel issued a press release stating that it had filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  See Note 11 to the Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

 The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2009:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs(2)
January 1, 2009 — January 31, 2009	850	$26.55	—	$2,919,965
February 1, 2009 — February 28, 2009	—	—	—	2,919,965
March 1, 2009 — March 31, 2009	—	—	—	2,919,965

(1)

These shares were not repurchased through the Company’s publicly announced plan described in footnote 2 below. These shares were withheld by the Company to offset the tax withholding obligations of John Audet, an employee of the Company, associated with the vesting of shares of restricted stock previously granted to him pursuant to the Company’s 2005 Restricted Stock Plan.

(2)

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of its common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buy back amounts and exact number of shares purchased will depend on market conditions. The Company did not repurchase any shares of its common stock under this plan during the period ended March 31, 2009.

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

By-Laws of Atlantic Tele-Network, Inc., as amended and restated on March 7, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2005 filed on March 31, 2006)

10.1	Atlantic Tele-Network, Inc. Deferred Compensation Plan for Select Employees (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 11, 2009	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 11, 2009	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer