Form 10-Q
period 2009-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2009-08-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-12593

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10 Derby Square

Salem, MA 01970

(Address of principle executive offices, including zip code)

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

As of August 10, 2009, the registrant had outstanding 15,235,876 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2009

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of GT&T, Commnet, Sovernet and BDC; the benefits and timing of the pending acquisition of wireless assets from Verizon Wireless, including whether the transaction will be completed; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the ability of ATN to secure financing for the balance of the purchase price of the wireless assets to be acquired from Verizon Wireless, which is dependent on market conditions; there can be no assurances that such financing will be available to ATN at all or on terms that are favorable to ATN; (2) the ability of ATN to operate a retail wireless business in the United States on this scale and integrate these operations into its existing operations; (3) the ability to receive the requisite regulatory consents and approvals to consummate the Verizon Wireless transaction; (4) the general performance of the acquired operations related to the Verizon Wireless assets to be acquired, including operating margins and the future retention and turnover of the acquired subscriber base; (5) significant political and regulatory uncertainty facing our exclusive license to provide local exchange and international voice and data services in Guyana; (6) any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana; (7) the regulation of rates that GT&T may charge for local wireline telephone service; (8) significant tax disputes between GT&T and the Guyanese tax authorities; (9) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers and the extent to which our wholesale customers build or acquire overlapping networks; (10) our ability to maintain favorable roaming arrangements, including the rates Commnet charges its wholesale customers; (11) the current global economic recession, along with difficult and volatile conditions in the capital and credit markets; (12) increased competition; (13) economic, political and other risks facing our foreign operations; (14) regulatory changes affecting our businesses; (15) the loss of certain FCC licenses; (16) rapid and significant technological changes in the telecommunications industry; (17) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (18) any loss of any key members of management; (19) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (20) dependence of our wireless and wireline revenue on the reliability and performance of our network infrastructure; (21) the occurrence of severe weather and natural catastrophes; and (22) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report the words “the Company”, “we,” “our,” “ours” and “us” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. This Report contains trademarks, service marks and trade names that are the property of ATN, its subsidiaries and others.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,
	2008 As adjusted	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$79,665	$90,210
Short term investments	2,956	—
Accounts receivable, net of allowances of $2.5 million and $3.6 million, respectively	26,779	30,460
Materials and supplies	5,669	6,166
Prepaid income taxes	10,708	—
Deferred income taxes	1,443	1,443
Prepayments and other current assets	4,101	2,953
Total current assets	131,321	131,232
Fixed Assets:
Property, plant, and equipment	342,059	362,057
Less accumulated depreciation	(143,829)	(156,957)
Net fixed assets	198,230	205,100
Licenses	33,658	34,202
Goodwill	40,237	40,361
Other intangibles, net	2,456	2,138
Deferred income taxes	8,570	6,899
Other assets	5,349	5,105
Total assets	$419,821	$425,037
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$750	$750
Accounts payable and accrued liabilities	28,707	23,843
Dividends payable	2,777	2,779
Accrued taxes	8,631	9,533
Advance payments and deposits	3,652	3,528
Other current liabilities	3,395	5,031
Total current liabilities	47,912	45,464
Deferred income taxes	28,736	28,736
Other liabilities	8,202	5,015
Long-term debt, excluding current portion	73,311	72,978
Total liabilities	158,161	152,193
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,725,057 and 15,732,382 shares issued, respectively, and 15,228,610 and 15,235,876 shares outstanding, respectively	157	157
Treasury stock, at cost; 496,447 and 496,506 shares, respectively	(4,560)	(4,576)
Additional paid-in capital	107,312	108,019
Retained earnings	132,866	145,820
Accumulated other comprehensive loss	(6,902)	(4,988)
Total Atlantic Tele-Network, Inc’s stockholders’ equity	228,873	244,432
Non-controlling interests	32,787	28,412
Total stockholders’ equity	261,660	272,844
Total liabilities and stockholders’ equity	$419,821	$425,037

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 As adjusted	2009	2008 As adjusted	2009
REVENUE:
Wireless	$24,786	$36,515	$44,539	$68,240
Local telephone and data	12,267	13,500	24,514	26,553
International long distance	12,387	9,878	24,942	20,279
Other	974	402	2,049	1,189
Total revenues	50,414	60,295	96,044	116,261
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	8,376	10,887	15,964	21,333
Internet and programming	863	397	1,762	1,186
Engineering and operations	5,930	7,511	11,785	14,457
Sales and marketing	2,944	3,807	5,618	7,399
General and administrative	6,819	9,787	12,702	18,003
Depreciation and amortization	7,424	9,794	14,501	18,994
Total operating expenses	32,356	42,183	62,332	81,372
Income from operations	18,058	18,112	33,712	34,889
OTHER INCOME (EXPENSE):
Interest expense	(664)	(1,197)	(1,316)	(2,355)
Interest income	410	369	978	709
Other income, net	143	10	368	36
Other income (expense), net	(111)	(818)	30	(1,610)
INCOME BEFORE INCOME TAXES	17,947	17,294	33,742	33,279
Income taxes	6,642	7,342	14,032	14,298
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,305	9,952	19,710	18,981
Equity in earnings of unconsolidated affiliates	272	—	735	—
NET INCOME	11,577	9,952	20,445	18,981
Less: Net income attributable to non-controlling interests, net of tax of $0.9 million and $0.7 million for the three months ended June 30, 2008 and 2009, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2008 and 2009, respectively	(1,373)	(315)	(2,374)	(543)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,204	$9,637	$18,071	$18,438
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$0.67	$0.63	$1.19	$1.21
Diluted	$0.67	$0.63	$1.18	$1.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,217	15,232	15,223	15,231
Diluted	15,260	15,282	15,274	15,267
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.16	$0.18	$0.32	$0.36

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2009

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,445	$18,981
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,501	18,994
Provision for doubtful accounts	784	767
Amortization of debt discount and debt issuance costs	59	255
Stock-based compensation	549	656
Deferred income taxes	400	398
Equity in earnings of unconsolidated affiliates	(735)	—
Dividends received from Bermuda Digital Communications, Ltd.	1,106	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,297)	(4,448)
Materials and supplies, prepayments, and other current assets	(52)	651
Prepaid income taxes	—	10,708
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,787)	(2,144)
Accrued taxes	(8,728)	902
Other	(4,905)	162
Net cash provided by operating activities	19,340	45,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,900)	(27,541)
Acquisitions of businesses, net of cash acquired of $5,154 and $0, respectively	(11,924)	(24)
Purchase of short-term marketable securities	(120)	—
Maturity of short-term marketable securities	—	2,956
Decrease in restricted cash	4,831	—
Net cash used in investing activities	(28,113)	(24,609)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(4,867)	(5,483)
Distributions to non-controlling interests	(1,620)	(5,120)
Repayments of long-term debt	—	(376)
Investments made by non-controlling interests	—	200
Proceeds from stock option exercises	304	74
Purchase of common stock	(1,164)	(23)
Net cash used in financing activities	(7,347)	(10,728)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(16,120)	10,545
CASH AND CASH EQUIVALENTS, beginning of the period	71,173	79,665
CASH AND CASH EQUIVALENTS, end of the period	$55,053	$90,210

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries:

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 33% and 43% of the Company’s consolidated revenues for the three months ended June 30, 2008 and 2009, respectively. ATN acquired Commnet in 2005 and currently owns 100% of Commnet’s equity.

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 49% and 38% of the Company’s consolidated revenues for the three months ended June 30, 2008 and 2009, respectively. The reduction in these percentages is principally due to the acquisitions noted below and the growth in those acquired operations.

•                  Bermuda Digital Communications, Ltd. (“BDC”), a leading wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC’s balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

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

•                  Choice Communications, LLC (“Choice”), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.  Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services. ATN acquired Choice in 1999 and owns 100% of Choice’s equity.

ATN provides management, technical, financial, regulatory, and marketing services for its subsidiaries and receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates in 2008 are included in “Other Income” in the accompanying statements of operations.

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

Reclassifications

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

Recent Accounting Pronouncements

Recently Adopted Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  FSP FAS 115-2 requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  In addition to the changes in measurement and presentation, FSP FAS 115-2 expands the disclosures related to other-than-temporary impairments and requires all such disclosures to be included in both interim and annual periods.  The provisions of FSP FAS 115-2 were effective for the three month period ended June, 30, 2009.  The adoption of FSP FAS 115-2 did not have a material  impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability.  FSP FAS 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP FAS 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2).  The adoption of FSP FAS 157-4 in three month period ended June, 30, 2009 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, SFAS 141(R)  requires the Company to revise its application of the acquisition method in a number of significant aspects such as requiring the Company to expense transaction costs and  to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.  The impact of SFAS 141(R) on the Company’s financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141(R)-1”), which amends the initial and subsequent measurement guidance and disclosure requirements in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

In January 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

Standards to be Adopted

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This Statement amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity (VIE). SFAS 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective for the Company for fiscal year 2011. The Company does not anticipate that FSP SFAS 132(R)-1 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“Codification”). The Codification does not change current U.S. GAAP but reorganizes all authoritative literature in one place. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. This Statement only requires a change in disclosure and will not impact the Company’s consolidated financial statements.

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

4.  PENDING ACQUISTION- ALLTEL ASSETS

On June 9, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”) to acquire wireless assets previously acquired by Verizon in its acquisition of Alltel Corporation in certain, primarily rural, markets in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho. Pursuant to the terms of the Purchase Agreement, Verizon will cause certain licenses, network assets, tower and other leases, and other assets and certain related liabilities to be contributed to a newly formed, wholly-owned subsidiary limited liability company, whose membership interests will be acquired by the Company for a purchase price of approximately $200 million (the “Alltel Acquisition”). Verizon is required to divest these assets under consent decrees it entered into with the U.S. Department of Justice related to its purchase of Alltel Corporation earlier this year.

The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States Department of Justice’s approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition. The Company currently expects to amend and expand its existing credit facility to fund a majority of the acquisition’s purchase price. The remaining portion of the purchase price is expected to be funded with cash on hand.

5.  FAIR VALUE MEASUREMENTS

The Company’s financial instruments at June 30, 2009 included cash and cash equivalents, short term investments, accounts receivable, accounts payable, debt and an interest rate swap agreement. As of June 30, 2009, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by SFAS 157, as well as the assets and liabilities that we value using those levels of inputs.

The following table presents information (in thousands) about our monetary assets and liabilities that are measured and recorded at fair value on a recurring basis as of June 30, 2009, and indicates the fair value hierarchy of the valuation and recorded techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. As of June 30, 2009, the Company did not have any Level 3 assets or liabilities.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$11,763	$—	$—	$11,763
Certificates of deposit	—	10,400	—	10,400
Total assets measured at fair value	$11,763	$10,400	$—	$22,163

Interest rate swap (Note 7)	$—	$4,830	$—	$4,830
Total liabilities measured at fair value	$—	$4,830	$—	$4,830

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2008	June 30, 2009
Note payable- $75 million term loan	$74,625	$74,250
Less: current portion	(750)	(750)
Total long-term debt	73,875	73,500
Less: debt discount	(564)	(522)
Net carrying amount	$73,311	$72,978

2008 Loan Facility

On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement replaced the 2005 Credit Agreement and provides a $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, and together with the 2008 Term Loan, the “2008 Credit Facility”). The 2008 CoBank Credit Agreement also provides, subject to lender consent, additional term loan borrowing capacity of up to $50 million with identical terms as the 2008 Term Loan.

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance is to be repaid on September 10, 2015 when the 2008 Term Loan matures.

The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility. At June 30, 2009, no amounts have been drawn under the 2008 Revolver Facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company’s leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company’s leverage ratio. Borrowings as of June 30, 2009, including the interest rate swap agreement discussed in Note 7, were bearing a weighted-average interest rate of 5.23%.

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

The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of June 30, 2009, the Company was in compliance with all of the financial covenants of the 2008 CoBank Credit Agreement.

See Note 7 for a discussion regarding the Company’s interest rate swap that corresponds to a portion of our variable rate debt in order to effectively hedge interest rate risk.  In conjunction with the acquisition of the Verizon Wireless assets, the Company expects to amend and expand its existing credit facility to fund a majority of the acquisition’s purchase price.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months and six months ended June 30, 2009, a derivative was used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and six months ended June 30, 2009.

Amounts reported in accumulated other comprehensive income related to interest rate swaps will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Through June 30, 2010, the Company estimates that an additional $2.5 million will be reclassified as an increase to interest expense due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt..

As of June 30, 2009, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2009 (in thousands).

	Liability Derivatives
	as of June 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swap	Other long-term liabilities	$4,830
Total derivatives designated as hedging instruments under SFAS 133		$4,830

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended June 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest Rate Swap	$2,411	Interest expense	$690

The tables below present the effect of the Company’s derivative financial instruments on the statement of operations for the six months ended June 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest Rate Swap	$3,091	Interest expense	$1,349

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the fair value of the interest rate swap liability position, related to these agreements was $4.8 million.  As of June 30, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligation under the agreement at its termination value of $5.3 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2008			2009
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$208,971	$27,236	$236,207	$228,873	$32,787	$261,660
Stock based compensation	549	—	549	656	—	656
Comprehensive income:
Net income	18,071	2,374	20,445	18,438	543	18,981
Other comprehensive income- Gain on interest rate swap (net of tax)	—		—	1,897	—	1,897
Total comprehensive income	227,591	29,610	257,201	249,864	33,330	283,194
Issuance of common stock upon exercise of stock options	304	—	304	74	—	74
Dividends on common stock	(4,867)	(1,620)	(6,487)	(5,483)	(5,118)	(10,601)
Investments made by minority shareholders	—	—	—	—	200	200
Purchase of common shares	(1,164)	—	(1,164)	(23)	—	(23)
Issuance of common shares	102	—	102	—	—	—
Non-controlling interest in entity acquired	—	1,537	1,537	—	—	—

Equity, end of period	$221,966	$29,527	$251,493	$244,432	$28,412	$272,844

9.  STOCK-BASED COMPENSATION

During the three months ended June 30, 2008 and 2009, the Company recognized $0.3 million and $0.4 million, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan, the 2005 Restricted Stock and Incentive Plan and the 2008 Equity Incentive Plan (the “Share Based Plans”).  During the six months ended June 30, 2008 and 2009, the Company recognized $0.5 million and $0.7 million, respectively, of non-cash compensation expense relating to grants under the Share Based Plans.

10.  NET INCOME PER SHARE

For the three and six months ended June 30, 2008 and 2009, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Basic weighted average common shares outstanding	15,217	15,232	15,223	15,231
Stock options	43	50	51	36
Diluted weighted average common shares outstanding	15,260	15,282	15,274	15,267

The above calculation for the three months ended June 30, 2008 and 2009 does not include 434,000 and 323,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive.  For the six months ended June 30, 2008 and 2009, the calculation does not include 416,000 and 349,000 shares, respectively, related to certain stock options because the effect of such options were anti-dilutive.

11. SEGMENT REPORTING

The Company has five reportable segments for separate disclosure under SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana, ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States, iii) Island Wireless, which generates its revenues in and has its assets in Bermuda and Turks and Caicos, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States and v) Wireless Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands. The operating segments are managed separately because each offers different services and serves different markets.

Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  As described above, effective May 31, 2009, the Company discontinued providing wireless televisions services, and therefore has changed the name of its segment from “Wireless Television and Data” to “Wireless Data”. The Company determined that these operations were immaterial for reporting as discontinued operations in the Company’s financial statements.

The following tables, which for 2008 have been conformed to the 2009 presentation, provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$24,687	$16,863	$2,966	$3,730	$2,168	(1)	$—	$50,414
Depreciation and amortization	4,163	2,215	275	422	275		74	7,424
Non-cash stock-based compensation	—	—	—	32	—		245	277
Operating income (loss)	10,817	8,429	938	553	(385)		(2,294)	18,058

	For the Three Months Ended June 30, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$22,696	$25,800	$5,531	$4,728	$1,540	(1)	$—	$60,295
Depreciation and amortization	4,197	3,614	763	680	466		74	9,794
Non-cash stock-based compensation	—	—	—	32	—		323	355

Operating income (loss)	8,762	13,463	226	(234)	(1,163)		(2,942)	18,112

	For the Six Months Ended June 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$49,890	$31,406	$2,966	$7,430	$4,352	(1)	$—	$96,044
Depreciation and amortization	8,347	4,206	275	850	673		150	14,501
Non-cash stock-based compensation	—	—	—	63	—		486	549
Operating income (loss)	21,706	15,178	938	1,133	(806)		(4,437)	33,712

	For the Six Months Ended June 30, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$45,430	$47,439	$10,698	$9,338	$3,356	(1)	$—	$116,261
Depreciation and amortization	8,380	6,849	1,474	1,399	744		148	18,994
Non-cash stock-based compensation	—	—	—	63	—		593	656
Operating income (loss)	18,080	23,715	436	(729)	(1,726)		(4,887)	34,889

(1)   Includes $1.0 million and $0.4 million of wireless television services for the three months ended June 30, 2008 and 2009, respectively, and $2.0 and $1.2 of wireless television services for the six months ended June 30, 2008 and 2009, respectively.  This service was discontinued on May 31, 2009.

	Segment Assets
December 31, 2008	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$111,417	$58,782	$13,224	$9,820	$4,546	$441	$198,230
Goodwill	—	32,148	618	7,471	—	—	40,237
Total assets	166,168	123,793	41,687	25,952	5,796	56,425	419,821

	Segment Assets
June 30, 2009	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$112,344	$62,919	$16,202	$9,151	$4,183	$301	$205,100
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	153,252	136,106	41,847	25,517	5,288	63,027	425,037

	Capital Expenditures
Six Months Ended June 30,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
2008	$5,905	$14,506	$22	$294	$171	$2	$20,900
2009	10,951	11,329	4,452	463	339	7	27,541

12.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our 2008 Form 10-K for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

As previously disclosed in our prior public reports, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications of GT&T’s exclusivity rights.  In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana.  Based on informal discussions with these parties, we expect draft legislation to be in the second half of 2009.  Our exclusive license has a stated expiration in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option.

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

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court.  On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009.  We believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.  GT&T filed its answer to the charge on June 22, 2009.

GT&T’s exclusive license has previously been the subject of legal challenge on constitutional grounds. In July 2002, an individual sued the Attorney General of Guyana in the High Court asking, among other things, for a declaration that the section of our 1990 agreement with the Government of Guyana granting to GT&T an exclusive right to provide domestic fixed and international voice and data services in Guyana violated Guyana law and was null and void. In September 2002, GT&T joined the suit to oppose the plaintiff’s claims. Although the suit remains pending, there have been no further developments since November 2002.  See “Legal Proceedings” in our 2008 Form 10-K.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) indicated that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government in previous years. In a September 14, 2006 letter to the Government, GT&T asserted that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology acceptable to all GSM spectrum licensees. In correspondence to GT&T in

June 2007, the NFMU stated that the cap on GSM spectrum fees would be removed in December 2007 but did not indicate whether a fee methodology would be developed.  In its response to the NFMU, dated July 3, 2007, GT&T objected to the NFMU’s proposed action and reiterated its position that an acceptable fee calculation methodology is necessary before the Government can assess spectrum fees.  In a letter dated March 24, 2009, the NFMU requested information from GT&T for use in calculating spectrum fees for 2009.  GT&T is preparing a response to the NFMU’s request.

Except as set forth above, or described in Note 13, Subsequent Events, there have been no material developments in regulatory or litigation matters in the period covered by these interim Financial Statements. For further information concerning pending regulatory and litigation matters, see “Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies — Regulatory and Litigation Matters” in the Company’s 2008 Annual Report on Form 10-K.

Pending Acquisition

On June 9, 2009, the Company entered into a Purchase Agreement with Verizon to acquire wireless assets in certain, primarily rural, markets in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho. Pursuant to the terms of the Purchase Agreement, and subject to certain regulatory consents,Verizon will cause certain licenses, network assets, tower and other leases and other assets and certain related liabilities to be contributed to a newly formed, wholly-owned subsidiary limited liability company, whose membership interests will be acquired by the Company for a purchase price of approximately $200 million. Verizon is required to divest these assets under consent decrees it entered into with the Department of Justice related to its purchase of Alltel Corporation earlier this year. For more information, see Note 4 to our Consolidated Financial Statements included in this Report.

13.  SUBSEQUENT EVENTS

Under the requirements of SFAS 165, the Company has evaluated subsequent events from June 30, 2009 to the filing date of this report on the Form 10-Q of August 10, 2009. Other than the interconnection item noted below, there were no subsequent events required to be recognized or disclosed in the financial statements.

By letter dated July 17, 2009, Digicel notified GT&T that it is terminating the interconnection agreement between Digicel and GT&T effective in 180 days.  That agreement, which the companies signed on April 4, 2003, identifies the terms and conditions by which Digicel and GT&T networks are connected for the exchange of telecommunications traffic in Guyana.  Without an interconnection agreement in place, there is no clear framework for calls originating on one network to be terminated on the other network.  Digicel has expressed its desire to renegotiate all interconnection terms and asserts that it is terminating the existing interconnection agreement to compel GT&T to negotiate new terms and conditions immediately.  GT&T has frequently expressed to Digicel its willingness to negotiate a new interconnection agreement once there is more clarity from the Government of Guyana regarding the timing and scope of its proposed telecommunications legislation, which is likely to affect any interconnection discussion.  In a letter dated July 27, 2009, GT&T reiterated its willingness to negotiate and expressed confidence that there will be ample time to do so once the Government’s liberalization program is prepared and publicized.  It is GT&T’s belief that proceeding to renegotiate the terms and conditions of the interconnection agreement at this time would be premature. We do not believe the termination of the interconnection agreement between Digicel and GT&T would have a material adverse affect on our financial statements.

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

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North and South America through the following principal operating subsidiaries:

•  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 33% and 43% of the Company’s consolidated revenues for the three months ended June 30, 2008 and 2009, respectively. ATN acquired Commnet in 2005 and currently owns 100% of Commnet’s equity.

•  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 49% and 38% of the Company’s consolidated revenues for the three months ended June 30, 2008 and 2009, respectively. The reduction in these percentages is principally due to the Company’s acquisitions in recent years and the growth in those acquired operations.

•  Bermuda Digital Communications, Ltd. (“BDC”), a leading wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC’s balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

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

•  Choice Communications, LLC (“Choice”), a leading provider of fixed wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice is a wholly owned subsidiary of the Company.  Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services. ATN acquired Choice in 1999 and owns 100% of Choice’s equity.

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 3% to 6% of revenues from, each operating subsidiary. Management fees from consolidated subsidiaries are eliminated in consolidation. Management fees from unconsolidated affiliates in 2008 are included in “Other Income” in the accompanying statements of operations.

The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of June 30, 2009:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)

	Integrated Telephony—	GT&T	Guyana
International

	Island Wireless	BDC, Islandcom	Bermuda, Turks and Caicos

Local Telephone and Data	Integrated Telephony— International	GT&T	Guyana

	Integrated Telephony—	Sovernet, ION	United States (New England
	Domestic		and New York State)

	Wireless Data	Choice (internet access)	U.S. Virgin Islands

International Long Distance	Integrated Telephony—International	GT&T	Guyana

Other (1)	Wireless Data	Choice (digital television)	U.S. Virgin Islands

(1) As described above, effective May 31, 2009, the Company terminated its wireless televisions services, and therefore has changed the name of its segment from “Wireless Television and Data” to “Wireless Data”.

For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 11 to the Consolidated Financial Statements in this Report.

Over the last several years, we have significantly diversified our business and reduced our historical dependence on GT&T’s operations for our financial results. This reduction of GT&T’s contribution is due mainly to the acquisition and growth of Commnet as well as the expansion of our Sovernet business and the recent increase in our ownership interest in BDC and related acquisitions, as described under the captions “Business—Local Telephone and Data Services—U.S. Operations” and “—Wireless Services—Island Operations” in our 2008 Form 10-K. We expect to continue this trend of diversification and are actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria. The pending acquisition of Alltel wireless assets, if completed, will further substantially reduce GT&T’s portion of our consolidated revenue. For information regarding the pending Alltel acquisition see “Recent Developments-U.S.”.

We are dependent on GT&T and Commnet for a majority of our revenues and profits. For the three months ended June 30, 2009, approximately 80% of our consolidated revenue and substantially all of our consolidated operating income were generated by these two operating subsidiaries.

Commnet’s revenues and profits are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. During the second quarter of 2009, Commnet’s contribution to our consolidated revenues and operating income was approximately 43% and 74%, respectively, as compared to 33% and 47% for the second quarter of 2008. Commnet competes with wireless service providers that operate networks in its markets and offer wholesale roaming services as well. In addition, Commnet’s carrier customers may also elect to build or acquire their own infrastructure (including networks that Commnet built out pursuant to its roaming agreements) in a market in which they operate, reducing or eliminating their need for Commnet’s services in that market.  For more information regarding segment reporting on Commnet, see “Rural Wireless” in Note 11 to our Consolidated Financial Statements included in this Report.

The largest single component of GT&T’s revenues and profits has been from its international long distance business, which accounted for approximately 16% of our consolidated revenue during the three months ended June 30, 2009. While the majority of this international long distance revenue is generated by calls originated by, or terminating with, wireline and wireless customers, we are currently the exclusive provider of international voice and data and therefore generate revenue and profit from calls and data originating on our competitor’s wireless network. For information about our competitor’s termination of its interconnection agreement with us, see Note 13 to the Consolidated Financial Statements in this Report.

The primary drivers of the long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay GT&T for handling the incoming international calls. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and international long distance revenues. Beginning in 2008, we believe there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. More recently, we also believe the current economic recession also has reduced the volume of calls into and out of Guyana and negatively impacted our revenues.

In addition to our 2009 planned capital expenditures to improve our GT&T network, we will be investing over the next 12 -18 months a total of $15 million to $20 million in a new submarine fiber optic cable in Guyana. The construction of this new international cable connecting Guyana to Trinidad will provide for continued growth in the provision of high speed data and internet services into Guyana, and give us a cost-effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand. We expect this cable to be operational as early as the second quarter of 2010.

As previously disclosed in our prior public reports, the Government of Guyana has repeatedly stated its intention to introduce additional competition into Guyana’s telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications of GT&T’s exclusivity rights. In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we expect draft legislation to be available in the second half of 2009. Our exclusive license has a stated initial term that ends in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option.

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

Recent Developments- U.S.

Pending Acquisition- Alltel Assets

On June 9, 2009, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Cellco Partnership d/b/a Verizon Wireless (“Verizon”) to acquire wireless assets previously acquired by Verizon in its acquisition of Alltel Corporation (“Alltel”) in certain, primarily rural, markets in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho. Pursuant to the terms of the Purchase Agreement, Verizon will cause certain licenses, network assets, tower and other leases and other assets and certain related liabilities to be contributed to a newly formed, wholly-owned subsidiary limited liability company, whose membership interests will be acquired by the Company for a purchase price of approximately $200 million (the “Alltel Acquisition”).

The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States Department of Justice’s approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition.  In conjunction with the acquisition, the Company expects to amend and expand its existing credit facility to fund a majority of the acquisition’s purchase price.   We expect the Alltel Acquisition to close by the end of 2009.

Verizon is required to divest these and other assets under consent decrees it entered into with the Department of Justice related to its purchase of Alltel in January of this year.  On May 8, 2009, AT&T announced it has entered into a definitive agreement with Verizon to acquire the majority of the wireless assets required to be divested (the “AT&T Acquisition”).  ATN has contracted to acquire from Verizon the remainder of the assets required to be divested.

Recent Developments- Guyana

On May 7, 2009, at the Annual General Meeting of GT&T, the representative of the Government of Guyana on the Board of Directors of GT&T indicated to representatives of ATN in attendance at the meeting that the Government of Guyana is interested in selling its 20% interest in GT&T. In a letter dated June 22, 2009, the Government of Guyana formally offered to sell its 20% interest in GT&T to ATN, which currently owns 80% of GT&T, and reserved the right to offer to sell such interest to other potential purchasers if ATN decides not to purchase the Government’s stake.  The Board of Directors of ATN considered the Government’s offer and, in a letter dated June 22, 2009 indicated that it was not prepared to make a definitive offer for that interest at this time.

The principal terms of our investment in GT&T are set forth in the Agreement between The Government of The Co-Operative Republic of Guyana and ATN, dated June 18, 1990 (the “Guyana Agreement”), which is included as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as filed with the SEC on May 15, 2006.  The Guyana Agreement does not provide for any specific procedures in connection with the potential sale by the Government of Guyana of its 20% interest in GT&T and the Government has not indicated a timeframe in which it would seek to complete any proposed sale.

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court.  On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009.  We believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.  GT&T filed its answer to the charge on June 22, 2009.

Results of Operations

Three Months Ended June 30, 2008 and 2009

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2008	2009	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$24,786	$36,515	$11,726	47.3%
Local telephone and data	12,267	13,500	1,233	10.1
International long distance	12,387	9,878	(2,509)	(20.2)
Other	974	402	(572)	58.7
Total revenue	50,414	60,295	9,881	19.6
OPERATING EXPENSES:
Termination and access fees	8,376	10,887	2,511	30.0
Internet and programming	863	397	(466)	(54.0)
Engineering and operations	5,930	7,511	1,581	26.7
Sales and marketing	2,944	3,807	863	29.3
General and administrative	6,819	9,787	2,968	43.5
Depreciation and amortization	7,424	9,794	2,370	31.9
Total operating expenses	32,356	42,183	9,827	30.4
Income from operations	18,058	18,112	54	0.3
OTHER INCOME (EXPENSE):
Interest expense	(664)	(1,197)	(533)	80.3
Interest income	410	369	(41)	(10.0)
Other income (expense), net	143	10	(133)	(93.0)
Other income (expense), net	(111)	(818)	(707)	(636.9)
INCOME BEFORE INCOME TAXES	17,947	17,294	(653)	(3.6)
Income taxes	6,642	7,342	700	10.5
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,305	9,952	(1,353)	(12.0)
Equity in earnings of unconsolidated affiliates	272	—	(272)	(100.0)

NET INCOME	11,577	9,952	(1,625)	(14.0)
Net income attributable to non-controlling interests	(1,373)	(315)	1,058	77.1

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,204	$9,637	(567)	(5.6)%

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations, retail wireless revenues generated in Guyana, and, since May 15, 2008, our retail wireless revenues generated by our Island Wireless segment.

Wireless revenue increased to $36.5 million for the three months ended June 30, 2009 from $24.8 million for the three months ended June 30, 2008, an increase of $11.7 million, or 47%. Our rural U.S. business increased its revenues by $8.9 million, or 53%, to $25.8 million from $16.9 million. The increase in our equity position in, and consolidation of BDC, which occurred as of May 15, 2008, contributed $2.6 million of the increase.

The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada.  As of June 30, 2009, a total of 537 base stations were deployed as compared to 367 base stations as of June 30, 2008.  Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes) at existing sites and growth in data roaming revenue and international roaming revenue.

Verizon’s acquisition of Alltel and, if approved by federal and regulatory authorities, the AT&T Acquisition, will cause some loss of wireless revenue for us because the network assets acquired by each of Verizon and AT&T overlap geographically with our network in a substantial number of areas.  In addition, the AT&T Acquisition, if approved, could result in an additional loss in revenue if AT&T completes its previously announced GSM network build in those areas.  AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase, or before the end of 2010.  This loss in revenue could have a significantly negative impact on our revenues and operating income if it is not offset or replaced by increased revenue in other areas of our U.S. rural wireless business or from other sources, including increased revenue in connection with the pending Alltel Acquisition, if completed.

While we expect to see a continued increase in wireless revenues from our rural U.S. wireless business in geographical areas not impacted by Verizon’s acquisition of Alltel, the pace of that increase may be slowed as compared to the growth in previous periods due to scheduled reductions in revenue rates.

Although additional competition in Guyana caused our wireless subscribers to decrease by 4%, to 266,000 subscribers from 277,000 subscribers as of June 30, 2009 and 2008, respectively, GT&T’s wireless revenue increased by $0.2 million, or 4%, to $5.2 million from $5.0 million for the quarters ended June 30, 2009 and 2008, respectively.   Such increase was the result of an increase in short messaging service (SMS) traffic.

While we do not expect wireless subscribers or revenue in Guyana to continue to decline at this rate, as we saw a small increase in subscribers from December 31, 2008, our competitor could continue to take market share with aggressive spending. Additionally, an overall decline in the Guyana market for wireless subscribers could result from reduced consumer spending due to worsening economic conditions or other factors.

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

Local telephone and data revenue increased by $1.3 million, or 11%, to $13.5 million for the second quarter of 2009 from $12.2 million for the second quarter of 2008. The increase is attributable to Sovernet, which increased revenues by $1.0 million as a result of the addition of ION, which Sovernet acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services. Local telephone and data revenue in Guyana increased $0.3 million, or 4%, from $7.3 million for the quarter ended June 30, 2008 to $7.6 million for the quarter ended June 30, 2009. GT&T’s access lines in Guyana grew from approximately 135,000 lines as of June 30, 2008 to approximately 142,000 lines as of June 30, 2009 (an increase of 5%). Revenue from the growth in access lines has been offset by a decrease in usage due to wireless service alternatives.  Data revenue at our U.S. Virgin Islands subsidiary remained consistent.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network expansion and subscriber and access line growth in New York, New England and Guyana.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 85% of all international long distance traffic and 70% of international long distance revenue for the three months ended June 30, 2009, is settled in U.S. dollars.

International long distance revenue was $9.9 million during the second quarter of 2009, a decrease of $2.5 million, or 20%, from $12.4 million in the second quarter of 2008. Our international traffic is vulnerable to illegal bypass via internet calling and other methods such as direct satellite bypass, which we believe has increased considerably since mid-2008. We also believe we experienced a reduction in the call volume into Guyana due to the current worldwide economic slowdown. In the future, international voice traffic may also decline as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. Although the other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is also likely to negatively impact this revenue in the future.

Other revenue. Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 60% to $0.4 million for the second quarter of 2009 from $1.0 million for the second quarter of 2008.   On May 31, 2009, the

Company terminated its wireless television services in order to focus solely on providing wireless broadband data and dialup internet services.  Due to the termination of these services, we will no longer recognize other revenue relating to digital television services.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fees increased by $2.5 million, or 30%, from $8.4 million to $10.9 million from the second quarter of 2008 to the second quarter of 2009, respectively, as a result of increased traffic at Commnet, the consolidation of BDC’s results for a full quarter in 2009 and an increase in expenses at Sovernet as a result of their August 2008 acquisition of ION. These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

Internet and programming expenses. Internet and programming expenses include internet connectivity charges and digital television programming.

Internet and programming expenses decreased from $0.9 million in the second quarter of 2008 to $0.4 million in the second quarter of 2009. This decrease was primarily related to our U.S. Virgin Islands operations as we terminated our digital television services on May 31, 2009.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $1.6 million, or 27%, from $5.9 million to $7.5 million from the second quarter of 2008 to the second quarter of 2009, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States as well as the consolidation of BDC’s results for 2009. We expect that engineering and operations will continue to increase to further support those networks.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.9 million, or 31%, from $2.9 million to $3.8 million from the second quarter of 2008 to the second quarter of 2009, respectively. This increase is mainly the result of the consolidation of BDC’s results for 2009.  We expect that sales and marketing expenses will remain consistent as a percentage of related revenues in the near future.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $3.0 million, or 44%, from $6.8 million for the second quarter of 2008 to $9.8 million for the second quarter of 2009.  Of this increase, $1.5 million is the result of our consolidation of BDC in 2009.  For the remainder of 2009, we expect general and administrative expenses to increase substantially as a result of increased transaction costs associated with the Alltel Acquisition.  Subsequent to the close of that acquisition, we expect general and administrative expenses to increase in order to support our growth but remain consistent as compared to our consolidated revenues.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $2.4 million, or 32%, from $7.4 million to $9.8 million for the second quarter of 2008 and the second quarter of 2009, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business, the consolidation of BDC’s results for 2009, and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

Interest expense. Interest expense represents interest incurred on our outstanding credit facilities. On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million term loan. At the same time, the Company’s revolving line of credit facility expanded from $20.0 million to $75.0 million. Also during September 2008, the

Company entered into an interest rate swap agreement which is further detailed in Note 7 to the Consolidated Financial Statements included in this Report.

Interest expense increased from $0.7 million for the second quarter of 2008 to $1.2 million for the second quarter of 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the second quarters of 2008 or 2009.

Interest income. Interest income represents interest earned on our cash, cash equivalent and short term investments.

Interest income was $0.4 million for the second quarters of 2008 and 2009, respectively.

Income taxes.  The effective tax rate was 37% for the second quarter of 2008 and 42% for the second quarter of 2009.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and, beginning in May 2008, the consolidation of BDC and its subsidiary, which operate in tax free jurisdictions.

Net Income Attributable to Non-Controlling Interests. For 2008, net income attributable to non-controlling interests consists of the Guyana government’s 20% interest in GT&T, a non-controlling shareholder’s 4% interest in Sovernet, and other non-controlling shareholders’ interests in certain consolidated subsidiaries of Commnet.  For 2009, net income attributable to non-controlling interests also consists of non-controlling shareholders’ 42% equity interest in BDC as well as consolidated subsidiaries of Sovernet and BDC.

Net income attributable to non-controlling interests decreased from $1.4 million to $0.3 million for the second quarter of 2008 and the second quarter of 2009, respectively. This decrease is a result of the allocation of non-controlling shareholders’ share of losses in our two early stage businesses (ION and Islandcom) following the adoption of FAS 160 in 2009. We expect net income attributable to non-controlling interests to increase in the future as our early stage businesses mature.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders. As a result of the above factors, net income decreased by $0.6 million, or 6%, from $10.2 million for the second quarter of 2008 to $9.6 million for the second quarter of 2009. On a per share basis, net income decreased from $0.67 per basic and diluted share to $0.63 per basic and diluted share from 2008 to 2009, respectively.  We expect the discontinuation of wireless television services to have an insignificant impact on future net income attributable to Atlantic Tele-Network, Inc. Stockholders.

Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data. Island Wireless became an operating segment upon completion of BDC’s share repurchase and the resulting increase in our equity interest in BDC, effective May 15, 2008. Segment results are set forth in Note 11 to the Consolidated Financial Statements included in this Report.

Six Months Ended June 30, 2008 and 2009

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2008	2009	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$44,539	$68,240	$23,701	53.2%
Local telephone and data	24,514	26,553	2,039	8.3
International long distance	24,942	20,279	(4,663)	18.7
Other	2,049	1,189	(860)	(42.0)
Total revenue	96,044	116,261	20,217	21.0
OPERATING EXPENSES:
Termination and access fees	15,964	21,333	5,369	33.6
Internet and programming	1,762	1,186	(576)	(32.7)
Engineering and operations	11,785	14,457	2,672	22.7
Sales and marketing	5,618	7,399	1,781	31.7
General and administrative	12,702	18,003	5,301	41.7
Depreciation and amortization	14,501	18,994	4,493	31.0
Total operating expenses	62,332	81,372	19,040	30.5
Income from operations	33,712	34,889	1,168	3.5
OTHER INCOME (EXPENSE):
Interest expense	(1,316)	(2,355)	(1,039)	(79.0)
Interest income	978	709	(269)	(27.5)
Other income (expense), net	368	36	(332)	(90.2)
Other income (expense), net	30	(1,610)	(1,640)	(5,466.7)
INCOME BEFORE INCOME TAXES	33,742	33,279	(463)	(1.4)
Income taxes	14,032	14,298	266	1.9
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	19,710	18,981	(729)	(3.7)
Equity in earnings of unconsolidated affiliates	735	—	(735)	(100.0)

NET INCOME	20,445	18,981	(1,464)	(7.2)
Net income attributable to non-controlling interests	(2,374)	(543)	1,831	77.1

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$18,071	$18,438	367	2.0

Wireless revenue. Wireless revenue increased to $68.2 million for the six months ended June 30, 2009 from $44.5 million for the six months ended June 30, 2008, an increase of $23.7 million, or 53%. Our rural U.S. business increased its revenues by $16.0 million, or 51%, to $47.4 million from $31.4 million. The increase in our equity position in, and consolidation of BDC, which occurred as of May 15, 2008, contributed $7.7 million of the increase.

The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada.  As of June 30, 2009 a total of 537 base stations were deployed as compared to 367 base stations as of June 30, 2008.  Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes) at existing sites and growth in data roaming revenue and international roaming revenue.

The increase in wireless revenue from our rural U.S. operations was partially offset by a decline in wireless revenue in Guyana. As discussed previously, a large regional wireless competitor is operating its wireless service with aggressive marketing campaigns and significant handset subsidies in Guyana.  The decline in revenue in the six months ended June 30, 2009 primarily reflects the continued impact of that competition and a decrease in rates. This additional competition in Guyana caused our wireless subscribers to decrease by 4%, from about 277,000 subscribers as of June 30, 2008 to about 266,000 subscribers as of June 30, 2009. These factors resulted in a $0.1 million decrease in GT&T’s wireless revenue from $10.2 million during the six months ended June 30, 2008 to $10.1 million during the same period of 2009.

Local telephone and data revenue. Local telephone and data revenue increased by $2.1 million, or 9%, to $26.6 million for the six months ended June 30, 2009 from $24.5 million for the six months ended June 30, 2008. The increase is attributable to Sovernet, which increased revenues by $1.9 million as a result of the addition of ION, which Sovernet acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services. Local telephone and data revenue in Guyana increased $0.2 million, or 1%, to $15.0 million for the six months ended June 30, 2009 from $14.8 million for the six months ended June 30, 2008. GT&T’s access lines in Guyana grew from approximately 135,000 lines as of June 30, 2008 to approximately 142,000 lines as of June 30, 2009 (an increase of 5%). Revenue from the growth in access lines has been offset by a decrease in usage due to wireless service alternatives.  Data revenue at our U.S. Virgin Islands subsidiary remained consistent.

International long distance revenue.  International long distance revenue was $20.3 million during the six months ended June 30, 2009, a decrease of $4.6  million, or 18%, from $24.9 million in the six months ended June 30, 2008. We are subject to illegal bypass via internet calling and other methods such as direct satellite bypass, which we believe has increased considerably since mid-2008. We also believe we experienced a reduction in the call volume into Guyana due to the current worldwide economic slowdown.

Other revenue. Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 40% to $1.2 million for the six months ended June 30, 2009 from $2.0 million for the six months ended June 30, 2008. On May 31, 2009 the Company terminated its digital television services to focus solely on providing wireless broadband data and dialup internet services.

Termination and access fee expenses. Termination and access fees increased by $5.3 million, or 33%, from $16.0  million to $21.3 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, respectively, as a result of increased traffic at Commnet, the consolidation of BDC’s results for 2009 and an increase in expenses at Sovernet due to the operating results of ION, which Sovernet acquired in August 2008.

Internet and programming expenses.  Internet and programming expenses decreased from $1.8 million in the six months ended June 30, 2008 to $1.2 million in the six months ended June 30, 2009. This decrease was primarily from lower costs in the U.S. Virgin Islands.

Engineering and operations expenses. Engineering and operations expenses increased by $2.7 million, or 23%, from $11.8 million to $14.5 million for the six months ended June 30, 2008 to the six months ended June 30, 2009, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States as well as the consolidation of BDC’s results for 2009.

Sales and marketing expenses. Sales and marketing expenses increased by $1.8 million, or 32%, from $5.6 million to $7.4 million from the six months ended June 30, 2008 to the six months ended June 30, 2009, respectively. This increase is the result of the consolidation of BDC’s results for 2009.

General and administrative expenses.  General and administrative expenses increased by $5.3 million, or 42%, from $12.7 million for the six months ended June 30, 2008 to $18.0 million for the six months ended June 30, 2009.  Of this increase, $3.5 million is the result of our consolidation of BDC in 2009.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $4.5 million, or 31%, from $14.5 million to $19.0 million for the six months ended June 30, 2008 and the six months ended June 30, 2009, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business, the consolidation of BDC’s results for 2009, and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

Interest expense. On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million term loan. At the same time, the Company’s revolving line of credit facility expanded from $20.0 million to $75.0 million. Also during September 2008, the Company entered into an interest rate swap agreement, which is further detailed in Note 7 to the Consolidated Financial Statements included in this Report.

Interest expense increased from $1.3 million for the six months ended June 30, 2008 to $2.3 million for the six months ended June 30, 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the six months ended of 2008 or 2009.

Interest income. Interest income decreased to $0.7 million from $1.0 million for six months ended of 2008 and 2009, respectively.  This decrease is a result of a decrease in the interest rates that we received on our cash and investments.

Income taxes.  The effective tax rate was 42% for the six months ended June 30, 2008 and 2009.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates.

Net Income Attributable to Non-Controlling Interests. For 2008, net income attributable to non-controlling interests consists of the Guyana government’s 20% interest in GT&T, a non-controlling shareholder’s 4% interest in Sovernet, and other non-controlling shareholders’ interests in certain consolidated subsidiaries of Commnet.  For 2009, net income attributable to non-controlling interests also consists of non-controlling shareholders’ 42% equity interest in BDC as well as consolidated subsidiaries of Sovernet and BDC.

Net income attributable to non-controlling interests decreased from $2.4 million to $0.5 million for the six months ended June 30, 2008 and the six months ended June 30, 2009, respectively. This decrease is a result of the allocation of non-controlling shareholders’ share of losses in our two early stage businesses (ION and Islandcom) following the adoption of FAS 160 in 2009. We expect net income attributable to non-controlling interests to increase in the future as our early stage businesses mature.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders. As a result of the above factors, net income remained consistent at $15.2 million for the six months ended 2008 and 2009. On a per share basis, net income increased from $1.19 per basic and $1.18 per diluted share to $1.21 per basic and diluted share from 2008 to 2009, respectively.

Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data. Island Wireless became an operating segment upon completion of BDC’s share repurchase and the resulting increase in our equity interest in BDC, effective May 15, 2008. Segment results are set forth in Note 11 to the Consolidated Financial Statements included in this Report.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 12 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

We have met, and anticipate that we will meet for the next twelve months, our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities.

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the six months ended June 30, 2008 and 2009, we spent $20.9 million and $27.5 million on capital equipment, respectively. Of the $27.5 million of 2009 capital expenditures, we spent $11.3 million expanding Commnet’s network by increasing the number of base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In Guyana, we have spent $11.0 million in 2009 for capital expenditures, of which $6.3 million is related to early-stage construction costs on a new fiber optic submarine cable into the country, which is expected to be ready for use during mid-2010, while the remainder was for the expansion of the capacity and coverage of Guyana’s wireline and wireless network. A majority of the remaining 2009 consolidated capital expenditures were incurred by our Island Wireless segment in connection with our network development in Turks and Caicos, which is scheduled to be operational during late 2009.

We are continuing to invest in expanding the networks of all of our subsidiaries and expect to incur capital expenditures between $40 million and $45 million during the year ending December 31, 2009, with over one-half used in connection with Commnet’s network expansion. In addition to these expenditures, we expect to incur an additional $5 million to $10 million of capital expenditures in 2009 on the construction of the submarine fiber optic cable in Guyana. We expect to fund our current capital expenditures primarily from cash generated from our operations, but may seek additional debt financing outside our bank credit facility if it is available at satisfactory terms to us.

Acquisitions and Investments. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our credit facilities. In conjunction with the Alltel acquisition, the Company currently expects to amend and expand its existing Credit Facility to fund a majority of the acquisition’s purchase price.

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

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2009, our dividends to our stockholders were $5.5 million (which reflects dividends paid on July 10, 2009). We have paid quarterly dividends for the last 43 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of June 30, 2009 repurchasing common stock.  We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Cash Generated by Financing Activities- Credit Facility and Interest Rate Swap.    On September 10, 2008, we entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement replaced our previous credit facility and provides us with $75.0 million term loan (the “2008 Term Loan”) as well as a $75.0 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”). The 2008 CoBank Credit Agreement also provides, subject to lender consent, additional term loan borrowing capacity of up to $50 million with identical terms as the 2008 Term Loan. In conjunction with the Alltel acquisition, the Company currently expects to amend and expand the 2008 Credit Facility to fund a majority of the acquisition’s purchase price.

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance of $60.0 million is to be repaid on September 10, 2015 when the 2008 Term Loan matures. The 2008 Revolver Facility matures on September 10, 2014 and includes a $5.0 million letter of credit facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by us from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon our leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2.00%, also depending upon our leverage ratio. Borrowings as of June 30, 2009, including the interest rate swap agreement described below, were bearing a weighted average interest rate of 5.23%. The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries as set forth below under “—Factors Affecting Sources of Liquidity.” The 2008 Credit Facility is guaranteed by the Company’s Commnet and Sovernet subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company and such guarantors. As of June 30, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

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

Sources of Cash

Total Liquidity at June 30, 2009.    As of June 30, 2009, we had approximately $90.2 million in cash and cash equivalents, an increase of $7.6 million from the December 31, 2008 balance of $82.6 million. We believe our existing cash balances and other capital resources, including the $75.0 million available under the 2008 Revolver Facility, are adequate to meet our current operating and capital needs. In conjunction with the Alltel assets acquisition, the Company expects to amend and expand its existing credit facility to fund a majority of the acquisition’s purchase price.

Cash Generated by Operations. Cash provided by operating activities was $45.9 million for the six months ended June 30, 2009 compared to $19.3 million for the six months ended June 30, 2008 primarily as a result of improvements  in certain components of our working capital.

Factors Affecting Sources of Liquidity

Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “ Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, “Business—Regulation of Our GT&T Subsidiary” in our 2008 Form 10-K and Note 12 to the Condensed Consolidated Financial Statements included in this Report.

Restrictions Under Credit Facility.    The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 CoBank Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of June 30, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement and would be able to fully draw the $75 million available under its revolving credit facility.

Capital Markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. In June 2009, the Company’s “universal” shelf registration statement filed with the SEC expired by its own terms.  The Company currently anticipates that it will file with the SEC a new “universal” shelf registration in the second half of 2009, which, if declared effective by the SEC, will register potential future offerings by the Company, from time to time, of the Company’s securities.

Recent Accounting Pronouncements

Recently Adopted Standards

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events.” SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“FAS 157”), when there has been a significant decrease in the volume and level of activity for an asset or liability.  FSP FAS 157-4 requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, FSP FAS 157-4 requires that the presentation of the fair value hierarchy be presented by major security type as described in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended by FSP FAS 115-2).  The adoption of FSP FAS 157-4 in the three month period ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”).  FSP FAS 115-2 requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, FSP FAS 115-2 changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  In addition to the changes in measurement and presentation, FSP FAS 115-2 expands the disclosures related to other-than-temporary impairments and requires all such disclosures to be included in both interim and annual periods.  The provisions of FSP FAS 115-2 were effective for the three month period ending June 30, 2009.  The adoption of FSP FAS 115-2 had no impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations — a replacement of FASB Statement No. 141 (“SFAS 141(R)”), which replaces SFAS No. 141, Business Combinations (“SFAS 141”).  Although SFAS 141(R) retains the underlying concept of SFAS 141 in that all business combinations are still required to be accounted for at fair value in accordance with the acquisition method, SFAS 141(R)  requires the Company to revise its application of the acquisition method in a number of significant aspects such as requiring the Company to expense transaction costs and  to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, SFAS 141(R) eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.

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

In January 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, FSP FAS 107-1 and APB 28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company adopted this standard, as required, for the period ended June 30, 2009. Adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

Standards to be Adopted

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). This Statement amends certain guidance in FIN 46(R) for determining whether an entity is a variable interest entity (VIE). SFAS No. 167 requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this Statement amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective for the Company for fiscal year 2011. The Company is currently evaluating the impact of this Statement.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (Codification). The Codification does not change current U.S. GAAP but reorganizes all authoritative literature in one place. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. This Statement only requires a change in disclosure and will not impact the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Guyana—U.S. Foreign Currency Exchange.    GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. From 2004 through June 2009, the value of the Guyana dollar has remained fixed at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would also expose us to foreign currency risk in the event of exchange rate fluctuations.

Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of June 30, 2009, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $6.2 million of long term debt as of June 30, 2009 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements included in this Report.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—	$—	—	$2,919,965
May 1, 2009 – May 31, 2009	—	—	—	2,919,965
June 1, 2009 – June 30, 2009	—	—	—	2,919,965

Item 4.    Submission of Matters to a Vote of Security Holders

At our annual meeting of stockholders held on June 3, 2009, the persons whose names are set forth below were elected as directors until the next annual metting of stockholders and until their respective successors are elected and qualified. The relevant voting information for each nominee is set forth opposite such nominee’s name:

	Number of Shares Voted For	Number of Shares Withheld
Martin L. Budd	12,427,542	1,147,374
Thomas V. Cunningham	13,272,865	302,051
Cornelius B. Prior, Jr.	11,636,263	1,938,653
Michael T. Prior	11,772,820	1,802,096
Charles J. Roesslein	13,398,910	176,006
Brian A. Schuchman	11,749,891	1,825,025
Henry U. Wheatley	13,222,902	352,014

Also at the annual meeting, our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent auditor for the fiscal year ending December 31, 2009. The voting results related to the proposal were as follows:

Voted	Number of Votes
For	13,554,451
Against	11,705
Abstain	8,760

Item 6. Exhibits

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001)

3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) filed on August 14, 2006)

10.1

Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 15, 2009)

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

Atlantic Tele-Network, Inc.

Date: August 10, 2009	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 10, 2009	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer