Form 10-Q
period 2009-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2009-11-09
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 9, 2009, the registrant had outstanding 15,235,876 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2009

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of ATN and its subsidiaries, including the relative contributions of GT&T, Commnet, Sovernet, Choice and BDC; the benefits and timing of the pending acquisition of wireless assets from Verizon Wireless, including whether the transaction will be completed; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the ability of ATN to operate a large scale retail wireless business in the United States and integrate these operations into its existing operations; (2) the ability to receive the requisite regulatory consents and approvals to consummate the Verizon Wireless transaction; (3) the general performance of the acquired operations related to the Verizon Wireless assets to be acquired, including operating margins and the future retention and turnover of the acquired subscriber base; (4) the ability of ATN to close on financing commitments for the balance of the purchase price of the wireless assets to be acquired from Verizon Wireless, which is dependent on market conditions; there can be no assurances that such financing will be available to ATN at all or on terms that are favorable to ATN; (5) significant political and regulatory uncertainty facing our exclusive license to provide local exchange and international voice and data services in Guyana; (6) the derivation of a significant portion of our U.S. wireless revenue from a small number of customers and the extent to which our wholesale customers build or acquire overlapping networks; (7) any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana; (8) the regulation of rates that GT&T may charge for local wireline telephone service; (9) significant tax disputes between GT&T and the Guyanese tax authorities; (10) our ability to maintain favorable roaming arrangements, including the rates Commnet charges its wholesale customers; (11) the current global economic recession, along with difficult and volatile conditions in the capital and credit markets; (12) increased competition; (13) economic, political and other risks facing our foreign operations; (14) regulatory changes affecting our businesses; (15) the loss of certain FCC licenses; (16) rapid and significant technological changes in the telecommunications industry; (17) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (18) any loss of any key members of management; (19) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (20) dependence of our wireless and wireline revenue on the reliability and performance of our network infrastructure; (21) the occurrence of severe weather and natural catastrophes; and (22) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, which is on file with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2008	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$79,665	$95,442
Restricted cash	—	3,578
Short term investments	2,956	—
Accounts receivable, net of allowances of $2.5 million and $3.9 million, respectively	26,779	31,926
Materials and supplies	5,669	5,411
Prepaid income taxes	10,708	—
Deferred income taxes	1,443	1,443
Prepayments and other current assets	4,101	3,205
Total current assets	131,321	141,005
Fixed asset, net	198,230	207,647
Licenses	33,658	34,606
Goodwill	40,237	40,361
Other intangibles, net	2,456	1,993
Deferred income taxes	8,570	7,752
Other assets	5,349	5,892
Total assets	$419,821	$439,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$750	$750
Accounts payable and accrued liabilities	28,707	26,012
Dividends payable	2,777	3,088
Accrued taxes	8,631	10,374
Advance payments and deposits	3,652	3,263
Other current liabilities	3,395	5,972
Total current liabilities	47,912	49,459
Deferred income taxes	28,736	28,736
Other liabilities	8,202	6,452
Long-term debt, excluding current portion	73,311	72,811
Total liabilities	158,161	157,458
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,725,057 and 15,732,382 shares issued, respectively, and 15,228,610 and 15,235,876 shares outstanding, respectively	157	157
Treasury stock, at cost; 496,447 and 496,506 shares, respectively	(4,560)	(4,576)
Additional paid-in capital	107,312	108,360
Retained earnings	132,866	154,709
Accumulated other comprehensive loss	(6,902)	(5,851)
Total Atlantic Tele-Network, Inc’s stockholders’ equity	228,873	252,799
Non-controlling interests	32,787	28,999
Total equity	261,660	281,798
Total liabilities and equity	$419,821	$439,256

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2009

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
REVENUE:
Wireless	$30,388	$42,880	$74,927	$111,120
Local telephone and data	12,807	13,918	37,321	40,471
International long distance	11,794	9,133	36,736	29,412
Other	919	11	2,968	1,200
Total revenues	55,908	65,942	151,952	182,203
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	9,612	11,250	25,544	32,583
Internet and programming	869	422	2,631	1,609
Engineering and operations	6,431	6,519	18,217	20,976
Sales and marketing	3,123	4,073	8,741	11,473
General and administrative	7,228	8,694	19,902	26,290
Acquisition-related charges	—	2,072	59	2,479
Depreciation and amortization	8,289	9,763	22,790	28,756
Total operating expenses	35,552	42,793	97,884	124,166
Income from operations	20,356	23,149	54,068	58,037
OTHER INCOME (EXPENSE):
Interest expense	(733)	(1,228)	(2,049)	(3,582)
Interest income	344	354	1,322	1,063
Other income, net	(4)	13	364	49
Other income (expense), net	(393)	(861)	(363)	(2,470)
INCOME BEFORE INCOME TAXES	19,963	22,288	53,705	55,567
Income taxes	8,538	9,919	22,570	24,217
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,425	12,369	31,135	31,350
Equity in earnings of unconsolidated affiliates	—	—	735	—
NET INCOME	11,425	12,369	31,870	31,350
Less: Net income attributable to non-controlling interests, net of tax of $0.8 million and $0.7 million for the three months ended September 30, 2008 and 2009, respectively, and $2.7 million and $2.1 million for the nine months ended September 30, 2008 and 2009, respectively	(1,286)	(433)	(3,659)	(976)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,139	$11,936	$28,211	$30,374
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$0.67	$0.78	$1.85	$1.99
Diluted	$0.66	$0.78	$1.85	$1.98
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,203	15,237	15,216	15,233
Diluted	15,266	15,398	15,281	15,304
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.18	$0.20	$0.50	$0.56

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2009

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,870	$31,350
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,790	28,756
Provision for doubtful accounts	1,204	1,104
Amortization of debt discount and debt issuance costs	115	388
Stock-based compensation	860	1,019
Deferred income taxes	400	596
Equity in earnings of unconsolidated affiliates	(735)	—
Dividends received from Bermuda Digital Communications, Ltd.	1,106	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	654	(6,251)
Materials and supplies, prepayments, and other current assets	1,368	1,736
Prepaid income taxes	—	10,708
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,627)	800
Accrued taxes	(9,457)	1,267
Other	(6,926)	(672)
Net cash provided by operating activities	39,622	70,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,611)	(40,273)
Acquisitions of businesses, net of cash acquired of $5,736 and $0, respectively	(23,052)	(24)
Acquisition of assets	—	(25)
Purchase of short-term marketable securities	(162)	—
Maturity of short-term marketable securities	—	2,956
Decrease (increase) in restricted cash	4,831	(3,578)
Net cash used in investing activities	(52,994)	(40,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(7,293)	(8,224)
Distributions to non-controlling interests	(2,159)	(5,543)
Borrowings of long-term debt	75,000	—
Repayments of long-term debt	(50,188)	(564)
Investments made by non-controlling interests	—	200
Proceeds from stock option exercises	304	74
Purchase of common stock	(1,164)	(23)
Net cash provided by (used in) financing activities	14,500	(14,080)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,128	15,777
CASH AND CASH EQUIVALENTS, beginning of the period	71,173	79,665
CASH AND CASH EQUIVALENTS, end of the period	$72,301	$95,442

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in the Caribbean and North America through the following operating subsidiaries:

•                  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 36% and 48% of the Company’s consolidated revenues for the three months ended September 30, 2008 and 2009, respectively. ATN acquired Commnet in 2005 and currently owns 100% of Commnet’s equity.

•                  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 44% and 34% of the Company’s consolidated revenues for the three months ended September 30, 2008 and 2009, respectively.

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

•                  Choice Communications, LLC (“Choice”), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice was acquired by ATN in 1999 and is a wholly owned subsidiary of the Company.  Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. ATN received management fees from unconsolidated affiliates in 2008, which are included in “Other Income” in the accompanying statements of operations.

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

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance on the consolidation of variable interest entities, since it is determined that the Company is the primary beneficiary of these entities. Revenue from these entities constitutes less than 1% of total Company revenue.

Reclassifications

In December 2007, the FASB issued new authoritative guidance requiring (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the non-controlling interest be separately identified in the consolidated statements of operations, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Company adopted the provisions of the new guidance in the first quarter of 2009.  As a result of the adoption, the Company has reported non-controlling interests as a component of equity in the condensed consolidated balance sheets and the net income attributable to non-controlling interests has been separately identified in the condensed consolidated statement of operations.  The prior periods presented have also been reclassified to conform to the current classification required by the new guidance.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which changed the referencing of financial standards and the Hierarchy of Generally Accepted Accounting Principles and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the provisions of the new guidance in the third quarter of 2009 and updated its interim disclosures.

In May 2009, the FASB issued guidance that modified the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of the new guidance in the second quarter of 2009.

In April 2009, the FASB issued new authoritative guidance that requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  In addition to the changes in measurement and presentation, the new guidance expands the disclosures related to other-than-temporary impairments and require all such disclosures to be included in both interim and annual periods.  The provisions of the new guidance were effective for the three month period ended June, 30, 2009.  The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new authoritative guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB standards when there has been a significant decrease in the volume and level of activity for an asset or liability.  The guidance requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the new guidance requires that the presentation of the fair value hierarchy be presented by major security type in accordance with FASB guidance.  The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.  The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company’s financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated.

In April 2009, the FASB issued new authoritative guidance which amends the initial and subsequent measurement guidance and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The provisions of this guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

In January 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, this guidance requires those disclosures in all interim financial statements. The Company adopted the provisions of this guidance, as required, for the period ended June 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

Standards to be Adopted

In December 2008, the FASB issued new authoritative guidance that provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of the provisions of this guidance will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. This guidance is effective in 2010. The Company does not anticipate that adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

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

The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States Department of Justice’s approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition. In conjunction with the Alltel Acquisition, the Company has received commitments from lenders for an expanded credit facility consisting of a $75 million term loan (“Term Loan A”), a $150 million term loan (“Term Loan B”) and a $75 million revolving credit facility (the “New Revolver Facility,” and together with Term Loan A and Term Loan B, the “New Credit Facility”).  The New Credit Facility would replace the 2008 Credit Facility.  The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the New Revolver Facility towards the acquisition purchase price and related acquisition expenses and working capital adjustments.  The New Credit Facility is subject to the execution of definitive documentation and other customary closing conditions.  The Company expects to enter into the New Credit Facility in the fourth quarter of 2009.

5.  FAIR VALUE MEASUREMENTS

The Company’s financial instruments at September 30, 2009 included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt and an interest rate swap agreement. As of September 30, 2009, the estimated fair values of all of the Company’s financial instruments approximate their carrying values.

The FASB’s authoritative guidance on fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The FASB also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the authoritative guidance, as well as the assets and liabilities that we value using those levels of inputs.

The following tables present information (in thousands) about our monetary assets and liabilities that are measured and recorded at fair value on a recurring basis and indicates the fair value hierarchy of the valuation and recorded techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability. As of December 31, 2008 and September 30, 2009, the Company did not have any Level 3 assets or liabilities.

December 31, 2008
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$19,367	$—	$—	$19,367
Certificates of deposit	—	5,456	—	5,456
Total assets measured at fair value	$19,367	$5,456	$—	$24,823

Interest rate swap (Note 7)	$—	$8,020	$—	$8,020
Total liabilities measured at fair value	$—	$8,020	$—	$8,020

September 30, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Money market funds	$16,212	$—	$—	$16,212
Certificates of deposit	—	4,917	—	4,917
Total assets measured at fair value	$16,212	$4,917	$—	$21,129

Interest rate swap (Note 7)	$—	$6,269	$—	$6,269
Total liabilities measured at fair value	$—	$6,269	$—	$6,269

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2008	September 30, 2009
Note payable- $75 million term loan	$74,625	$74,062
Less: current portion	(750)	(750)
Total long-term debt	73,875	73,312
Less: debt discount	(564)	(501)
Net carrying amount	$73,311	$72,811

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

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from June 30, 2013 to June 30, 2015. The remaining outstanding principal balance is to be repaid on September 10, 2015 when the 2008 Term Loan matures.

The 2008 Revolver Facility matures on September 10, 2014 and includes a $5 million letter of credit facility. At September 30, 2009, no amounts had been drawn under the 2008 Revolver Facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by the Company from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon the Company’s leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2% also depending upon the Company’s leverage ratio. Borrowings as of September 30, 2009, including the interest rate swap agreement discussed in Note 7, were bearing a weighted-average interest rate of 5.25%.

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

The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of September 30, 2009, the Company was in compliance with all of the financial covenants of the 2008 CoBank Credit Agreement.

See Note 7 for a discussion regarding the Company’s interest rate swap that corresponds to a portion of our variable rate debt in order to effectively hedge interest rate risk.  In conjunction with the Alltel Acquisition, the Company has received commitments from lenders for an expanded credit facility consisting of a $75 million term loan (“Term Loan A”), a $150 million term loan (“Term Loan B”) and a $75 million revolving credit facility (the “New Revolver Facility,” and together with Term Loan A and Term Loan B, the “New Credit Facility”).  The New Credit Facility would replace the 2008 Credit Facility.  The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the New Revolver Facility towards the acquisition purchase price and related acquisition expenses and working capital adjustments.  The New Credit Facility is subject to the execution of definitive documentation and other customary closing conditions.  The Company expects to enter into the New Credit Facility in the fourth quarter of 2009.

7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As required by the FASB’s authoritative guidance on accounting for derivative instruments and hedging activities, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.  The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months and nine months ended September 30, 2009, a derivative was used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2009.

Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Through September 30, 2010, the Company estimates that an additional $2.7 million will be reclassified as an increase to interest expense due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

As of September 30, 2009, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 (in thousands):

	Liability Derivatives
	as of September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Interest Rate Swap	Other long-term liabilities	$6,269
Total derivatives designated as hedging instruments under SFAS 133		$6,269

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the three months ended September 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest Rate Swap	$(1,439)	Interest expense	$719

The table below presents the effect of the Company’s derivative financial instruments on the statement of operations for the nine months ended September 30, 2009 (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

Interest Rate Swap	$1,652	Interest expense	$2,067

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2009, the fair value of the interest rate swap liability position, related to these agreements was $6.3 million.  As of September 30, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligation under the agreement at its termination value of $6.4 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Nine Months Ended September 30,
	2008			2009
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$208,971	$27,236	$236,207	$228,873	$32,787	$261,660
Stock based compensation	860	—	860	1,019	—	1,019
Comprehensive income:
Net income	28,211	3,659	31,870	30,374	976	31,350
Other comprehensive income(loss)- Gain(loss) on interest rate swap (net of tax)	(636)	—	(636)	1,036	—	1,036
Total comprehensive income	27,575	3,659	31,234	31,410	976	32,386
Issuance of common stock upon exercise of stock options	304	—	304	74	—	74
Dividends on common stock	(7,605)	(2,158)	(9,763)	(8,531)	(5,543)	(14,074)
Investments made by minority shareholders	—	—	—	—	781	781
Purchase of common shares	(1,164)	—	(1,164)	(23)	—	(23)
Non-controlling interest in entity acquired	—	5,075	5,075	(23)	(2)	(25)

Equity, end of period	$228,941	$33,812	$262,753	$252,799	$28,999	$281,798

9.  STOCK-BASED COMPENSATION

During the three months ended September 30, 2008 and 2009, the Company recognized $0.2 million and $0.4 million, respectively, of non-cash compensation expense relating to grants under the 1998 Stock Option Plan, the 2005 Restricted Stock and Incentive Plan and the 2008 Equity Incentive Plan (the “Share Based Plans”).  During the nine months ended September 30, 2008 and 2009, the Company recognized $0.9 million and $1.0 million, respectively, of non-cash compensation expense relating to grants under the Share Based Plans.

10.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2008 and 2009, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Basic weighted average common shares outstanding	15,203	15,237	15,216	15,233
Stock options	63	161	65	71
Diluted weighted average common shares outstanding	15,266	15,398	15,281	15,304

The above calculation for the three months ended September 30, 2008 does not include 229,000 shares related to certain stock options because the effects of such were anti-dilutive.  For the nine months ended September 30, 2008 and 2009, the calculation does not include 221,000 and 219,000 shares, respectively, related to certain stock options because the effect of such options were anti-dilutive.

11. SEGMENT REPORTING

The Company has five reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana, ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States, iii) Island Wireless, which generates its revenues in and has its assets in Bermuda and Turks and Caicos, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States and v) Wireless Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands. The operating segments are managed separately because each offers different services and serves different markets.

Island Wireless became a reportable segment upon completion of BDC’s share repurchase and resulting increase in the Company’s equity interest in BDC, effective May 15, 2008.  Effective May 31, 2009, the Company discontinued providing wireless televisions services, and therefore has changed the name of its segment from “Wireless Television and Data” to “Wireless Data”. The Company determined that the wireless television services operations were immaterial for reporting as discontinued operations in the Company’s financial statements.

The following tables, which for 2008 have been conformed to the 2009 presentation, provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$24,725	$19,877	$5,109	$4,148	$2,049	(1)	$—	$55,908
Depreciation and amortization	4,212	2,504	705	516	278		74	8,289
Non-cash stock-based compensation	—	—	—	32	—		174	206
Operating income (loss)	10,411	10,846	1,228	147	(601)		(1,675)	20,356

	For the Three Months Ended September 30, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Revenues	$22,710	$31,837	$5,518	$4,784	$1,093	$—	$65,942
Depreciation and amortization	4,180	3,812	922	567	209	73	9,763
Non-cash stock-based compensation	—	—	—	32	—	332	364
Operating income (loss)	8,590	18,837	349	84	(449)	(4,262)	23,149

	For the Nine Months Ended September 30, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$74,615	$51,284	$8,074	$11,578	$6,401	(1)	$—	$151,952
Depreciation and amortization	12,559	6,710	981	1,366	951		223	22,790
Non-cash stock-based compensation	—	—	—	95	—		765	860
Operating income (loss)	32,116	26,024	2,166	1,280	(1,407)		(6,111)	54,068

	For the Nine Months Ended September 30, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data		Reconciling Items	Consolidated
Revenues	$68,140	$79,276	$16,216	$14,122	$4,449	(1)	$—	$182,203
Depreciation and amortization	12,560	10,661	2,396	1,966	953		220	28,756
Non-cash stock-based compensation	—	—	—	95	—		924	1,019
Operating income (loss)	26,670	42,552	785	(644)	(2,176)		(9,150)	58,037

(1)          Includes $0.9 million of wireless television services for the three months ended September 30, 2008. Also includes $3.0 million and $1.2 million of wireless television services for the nine months ended September 30, 2008 and 2009, respectively.  This service was discontinued on May 31, 2009.

	Segment Assets
December 31, 2008	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$111,417	$58,782	$13,224	$9,820	$4,546	$441	$198,230
Goodwill	—	32,148	618	7,471	—	—	40,237
Total assets	166,168	123,793	41,687	25,952	5,796	56,425	419,821

	Segment Assets
September 30, 2009	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Net fixed assets	$112,012	$65,920	$16,339	$9,032	$4,109	$235	$207,647
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	159,613	142,865	43,347	23,877	5,711	63,843	439,256

	Capital Expenditures
Nine Months Ended September 30,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
2008	$13,792	$19,097	$890	$418	$400	$14	$34,611
2009	14,975	18,512	5,511	787	474	14	40,273

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

As previously disclosed in our prior public reports, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications of GT&T’s exclusivity rights.  In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana.  Based on informal discussions with these parties, we currently expect draft legislation to be available in the first half of 2010.  Our exclusive license has a stated expiration in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option.

At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T’s exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government of Guyana.  Other than entering into such an agreement on terms acceptable to us, we would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of international voice and data services in Guyana.  Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding.  See “Business—Regulation—Regulation of Our GT&T Subsidiary—Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk” in our 2008 Form 10-K.

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court.  On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009.  GT&T filed its answer to the charge on June 22, 2009 and the case is pending.  We believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) indicated that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government in previous years. In a September 14, 2006 letter to the Government, GT&T asserted that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology acceptable to all GSM spectrum licensees. In correspondence to GT&T in

June 2007, the NFMU stated that the cap on GSM spectrum fees would be removed in December 2007 but did not indicate whether a fee methodology would be developed.  In its response to the NFMU, dated July 3, 2007, GT&T objected to the NFMU’s proposed action and reiterated its position that an acceptable fee calculation methodology is necessary before the Government can assess spectrum fees.  In a letter dated March 24, 2009, the NFMU requested information from GT&T for use in calculating spectrum fees for 2009.  On October 28, 2009, GT&T and Digicel Guyana jointly submitted to the NFMU a proposed methodology for computing annual spectrum fees for mobile service providers and a proposed process for implementing the new fee structure.  The proposed formula would calculate spectrum fees based on the quantity and frequencies of assigned bandwidth used by the operator and a value determined by the NFMU based on technical and use considerations.

By letter dated July 17, 2009, Digicel notified GT&T that it is terminating the interconnection agreement between Digicel and GT&T effective in 180 days.  That agreement, which the companies signed on April 4, 2003, identifies the terms and conditions by which Digicel and GT&T networks are connected for the exchange of telecommunications traffic in Guyana.  Without an interconnection agreement in place, calls originating on one network cannot be terminated on the other network and vice versa.  Digicel has expressed its desire to renegotiate all terms of interconnection and asserts that it is terminating the existing interconnection agreement to compel GT&T to negotiate new terms and conditions immediately.

GT&T has frequently expressed to Digicel its willingness to negotiate a new interconnection agreement once there is more clarity from the Government of Guyana regarding the timing, scope and substance of its proposed telecommunications legislation, which is likely to affect any interconnection discussion.  It is GT&T’s belief that proceeding to renegotiate the terms and conditions of the interconnection agreement at this time would be premature, and that there will be ample time to do so once the Government’s liberalization program is prepared and publicized.  Nevertheless, in a letter dated August 25, 2009, GT&T proposed that negotiations begin in December 2009, and committed not to disconnect Digicel customers, upon effectiveness of Digicel’s termination notification, while negotiations are in progress.

Except as set forth above, or described in Note 14, Subsequent Events, there have been no material developments in regulatory or litigation matters in the period covered by these interim Financial Statements. For further information concerning pending regulatory and litigation matters, see “Notes to Consolidated Financial Statements, Note 13, Commitments and Contingencies — Regulatory and Litigation Matters” in the Company’s 2008 Annual Report on Form 10-K.

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

13.  RELATED PARTY TRANSACTION

Pending Sale of Certain Choice Television Assets

On November 3, 2009, upon approval by the Audit Committee of the Board of Directors, we entered into an agreement with Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, to sell to Mr. Prior the television assets of Choice for $400,000 in cash.  The assets, which are located in the US Virgin Islands, consist primarily of television transmission facilities, subscriber equipment and satellite receiver equipment.  In December 2007, we wrote down our investment in these assets and began exploring strategic alternatives for their use or disposition.   Choice discontinued its wireless television service in May 2009.  We expect the sale to be completed by the end of 2009.

14.  SUBSEQUENT EVENTS

In accordance with the authoritative guidance issued by the FASB on subsequent events, the Company has evaluated subsequent events from September 30, 2009 to the filing date of this report on the Form 10-Q on November 9, 2009. Other than the transaction noted in Note 13, there were no subsequent events required to be recognized or disclosed in the financial statements.

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

OVERVIEW

We provide wireless and wireline telecommunications services in the Caribbean and North America through the following principal operating subsidiaries:

•  Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 36% and 48% of the Company’s consolidated revenues for the three months ended September 30, 2008 and 2009, respectively. ATN acquired Commnet in 2005 and currently owns 100% of Commnet’s equity.

•  Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 44% and 34% of the Company’s consolidated revenues for the three months ended September 30, 2008 and 2009, respectively.

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

•  Choice Communications, LLC (“Choice”), a leading provider of fixed wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands.  ATN acquired Choice in 1999 and owns 100% of Choice’s equity.  Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

As a holding company, we provide management, technical, financial, regulatory, and marketing services to, and typically receive a management fee equal to approximately 3% to 6% of revenues from, each operating subsidiary. Management fees from consolidated subsidiaries are eliminated in consolidation. ATN received management fees from unconsolidated affiliates in 2008, which are included in “Other Income” in the accompanying statements of operations.

The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of September 30, 2009:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)

	Integrated Telephony— International	GT&T	Guyana

	Island Wireless	BDC, Islandcom	Bermuda, Turks and Caicos

Local Telephone and Data	Integrated Telephony— International	GT&T	Guyana

	Integrated Telephony— Domestic	Sovernet, ION	United States (New England and New York State)

	Wireless Data (1)	Choice (internet access)	U.S. Virgin Islands

International Long Distance	Integrated Telephony—International	GT&T	Guyana

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

Over the last several years, we have significantly diversified our business and reduced our historical dependence on GT&T’s operations for our financial results. This reduction of GT&T’s contribution is due mainly to the acquisition and growth of Commnet as well as the expansion of our Sovernet business and the recent increase in our ownership interest in BDC and related acquisitions, as described under the captions “Business—Local Telephone and Data Services—U.S. Operations” and “—Wireless Services—Island Operations” in our 2008 Form 10-K. In addition to our pending Alltel Acquisition, we expect to continue this trend of diversification and are actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria. The pending acquisition of the Alltel wireless assets, if completed, will further substantially reduce both Commnet and GT&T’s portion of our consolidated revenue. For information regarding the pending Alltel acquisition see “Pending Acquisition’s- Alltel Assets” within this report.

We are dependent on GT&T and Commnet for a majority of our revenues and profits. For the three months ended September 30, 2009, approximately 83% of our consolidated revenue and substantially all of our consolidated operating income were generated by these two operating subsidiaries.

Commnet’s revenues and profits are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic’s. The growth of Commnet’s revenues has historically been driven mainly by the rate at which we expand the number of base stations we operate. During the third quarter of 2009, Commnet was the single largest contributor to revenue and operating income. Commnet competes with wireless service providers that operate networks in its markets and offer wholesale roaming services as well. In addition, Commnet’s carrier customers may also elect to build or acquire their own infrastructure (including networks that Commnet built out pursuant to its roaming agreements) in a market in which they operate, reducing or eliminating their need for Commnet’s services in that market.  For example, the recent acquisition by Verizon Wireless of Alltel Corporation assets, and pending acquisition of Alltel assets by AT&T, will result in those customers of Commnet having their own infrastructure in markets where they are currently served by Commnet. This is expected to result in a significant loss of revenue and operating income for Commnet in future periods, which, if not offset by growth in other revenues generated by Commnet or other sources could materially reduce overall operating profits. For more information regarding segment reporting on Commnet, see the discussion of “Rural Wireless” in Note 11 to our Consolidated Financial Statements included in this Report.

The largest single component of GT&T’s revenues and profits has been from its international long distance business, which accounted for approximately 14% of our consolidated revenue during the three months ended September 30, 2009. While the majority of this international long distance revenue is generated by calls originated by, or terminating with, our wireline and wireless customers, we are currently the exclusive provider of international voice and data in Guyana and therefore generate revenue and profit from calls and data originating on our competitor’s wireless network pursuant to an interconnection agreement. Our competitor notified us that it is terminating the agreement effective January 2010. For more information about our competitor’s termination of its interconnection agreement with us, see Note 12 to the Consolidated Financial Statements in this Report

The primary drivers of GT&T’s long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay GT&T for handling the incoming international calls. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and international long distance revenues. Beginning in 2008, we believe there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates, and we are examining automated technical solutions as well. More recently, we also believe the current economic recession has reduced the volume of calls into and out of Guyana and negatively impacted our revenues.

In addition to our 2009 planned capital expenditures to improve our GT&T network, we will be investing over the next twelve months approximately $15 million to $20 million in a new submarine fiber optic cable in Guyana. The construction of this new international cable connecting Guyana to Trinidad will have the potential to provide for continued growth in the provision of high speed data and internet services into Guyana, and give us a cost-effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand. We expect this cable to be operational mid-year 2010.

As previously disclosed in our public reports, the Government of Guyana has repeatedly stated its intention to introduce additional competition into Guyana’s telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications of GT&T’s exclusivity rights. In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we currently expect draft legislation to be available in the first half of 2010. Our exclusive license has a stated initial term that ends in December 2010 and is, according to its terms, renewable for an additional 20-year term at our option. The failure to renew our exclusive license could have a materially adverse effect on GT&T.

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

On May 7, 2009, at the Annual General Meeting of GT&T, the representative of the Government of Guyana on the Board of Directors of GT&T indicated to representatives of ATN in attendance at the meeting that the Government of Guyana is interested in selling its 20% interest in GT&T. In a letter dated May 21, 2009, the Government of Guyana formally offered to sell its 20% interest in GT&T to ATN, which currently owns 80% of GT&T, and reserved the right to offer to sell such interest to other potential purchasers if ATN decides not to purchase the Government’s stake. The Board of Directors of ATN considered the Government’s offer and, in a letter dated June 22, 2009 indicated that it was not prepared to make a definitive offer for that interest at this time.

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

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license under Guyana’s constitution.  Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court.  On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009.  GT&T filed its answer to the charge on June 22, 2009 and the case is pending.  We believe that any legal challenge to GT&T’s exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

On August 20, 2009, Commnet and ION filed applications for stimulus funds made available by the US Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.  Commnet and the Navajo Tribal Utility Authority submitted a combined request for $35 million of stimulus funds to extend wireless fixed and mobile broadband service in portions of Arizona, New Mexico and Utah.  ION and the Development Authority of the North Country submitted requests totaling $40 million to extend broadband fiber between communities in upstate New York.

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

The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States Department of Justice’s approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition.  In conjunction with the Alltel Acquisition, the Company has received commitments from lenders for an expanded credit facility consisting of a $75 million term loan (“Term Loan A”), a $150 million term loan (“Term Loan B”) and a $75 million revolving credit facility (the “New Revolver Facility,” and together with Term Loan A and Term Loan B, the “New Credit Facility”).  The New Credit Facility would replace the 2008 Credit Facility.  The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the New Revolver Facility towards the acquisition purchase price and related acquisition expenses and working capital adjustments.  The New Credit Facility is subject to the execution of definitive documentation and other customary closing conditions.  The Company expects to enter into the New Credit Facility in the fourth quarter of 2009.

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

Results of Operations

Three Months Ended September 30, 2008 and 2009

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2008	2009	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$30,388	$42,880	$12,492	41.1%
Local telephone and data	12,807	13,918	1,111	8.7
International long distance	11,794	9,133	(2,661)	(22.6)
Other	919	11	(908)	(98.8)
Total revenue	55,908	65,942	10,034	17.9
OPERATING EXPENSES:
Termination and access fees	9,612	11,250	1,638	17.0
Internet and programming	869	422	(447)	(51.4)
Engineering and operations	6,431	6,519	88	1.4
Sales and marketing	3,123	4,073	950	30.4
General and administrative	7,228	8,694	1,466	20.3
Acquisition-related expenses	—	2,072	2,072	100.0
Depreciation and amortization	8,289	9,763	1,474	17.8
Total operating expenses	35,552	42,793	7,241	20.4
Income from operations	20,356	23,149	2,793	13.7
OTHER INCOME (EXPENSE):
Interest expense	(733)	(1,228)	(495)	(67.5)
Interest income	344	354	10	2.9
Other income (expense), net	(4)	13	17	425
Other income (expense), net	(393)	(861)	(468)	(119.1)
INCOME BEFORE INCOME TAXES	19,963	22,288	2,325	11.6
Income taxes	8,538	9,919	1,381	16.2
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,425	12,369	944	8.3
Equity in earnings of unconsolidated affiliates	—	—	—	—

NET INCOME	11,425	12,369	944	8.3
Net income attributable to non-controlling interests	(1,286)	(433)	853	66.3

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,139	$11,936	1,797	17.7

Wireless revenue. Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations, retail wireless revenues generated in Guyana, and our retail wireless revenues generated by our Island Wireless segment in Bermuda. Wireless revenue increased to $42.9 million for the three months ended September 30, 2009 from $30.4 million for the three months ended September 30, 2008, an increase of $12.5 million, or 41%.

Our rural U.S. business increased its revenues by $11.9 million, or 60%, to $31.8 million from $19.9 million. This increase was due primarily to continued deployment of additional GSM and CDMA wireless base stations and the expansion of our data capabilities, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada.  As of September 30, 2009, a total of 564 base stations were deployed in the U.S. as compared to 396 base stations as of September 30, 2008.  Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes, respectively) at existing sites and growth in data roaming revenue and international roaming revenue.

Verizon’s acquisition of Alltel and, if approved by federal and regulatory authorities, the AT&T Acquisition, will cause some loss of wireless revenue for us because the network assets acquired by each of Verizon and AT&T overlap geographically with our U.S. network in a substantial number of areas.  In addition, the AT&T Acquisition, if approved, would result in a significant additional loss in revenue if AT&T completes its previously announced GSM network build in those areas.  AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase, or before the end of 2010.  This loss in revenue could have a significantly negative impact on our revenues and operating income if it is not offset or replaced by increased revenue in other areas of our U.S. rural wireless business or from other sources (including increased revenue in connection with the pending Alltel Acquisition, if completed).

While we expect to see a continued increase in wireless revenues from our rural U.S. wireless business in geographical areas not impacted by Verizon or AT&T’s acquisition of Alltel Wireless networks, the pace of that increase in non-Alltel overlap markets may be slowed as compared to the growth in previous periods due to scheduled reductions in revenue rates.

In Guyana, our wireless subscribers increased by 1%, to 277,000 subscribers from 273,000 subscribers as of September 30, 2009 and 2008, respectively. GT&T’s wireless revenue increased by $0.1 million, or 2%, to $5.5 million from $5.4 million for the quarters ended September 30, 2009 and 2008, respectively.

While we have seen an increase in wireless subscribers from September 30, 2008, including a 12% increase in subscribers from December 31, 2008, our competitor, a large regional wireless provider, could continue to take market share with aggressive marketing campaigns and spending, including handset subsidies. In addition, the number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on Guyana telecommunications carriers, including our GT&T subsidiary, to collect proof of address and photographic identification for all new and existing customers.  These requirements mandate that the telecommunications carriers must obtain this information or discontinue services to any undocumented subscribers.  These regulations, which recently became effective, are part of broader legislation enacted by the Government requiring telecommunication carriers to implement procedures and network changes intended to assist the law enforcement activities.  In the case of wireless customers, this data collection requirement must be complied with by December 18, 2009.  While our GT&T subsidiary has been taking steps to obtain this information from its wireless subscribers, it may not be able to obtain this information from all its approximately 277,000 wireless subscribers by December 2009, and has requested an extension from the Government.  To the extent that GT&T is unable to obtain this information from its wireless subscribers by the required date, it may be required to discontinue wireless services to such subscribers, which may negatively affect its wireless subscriber numbers and wireless revenue in Guyana. Additionally, an overall decline in the Guyana market for wireless subscribers could result from reduced consumer spending due to worsening economic conditions or other factors.

Our Island Wireless business increased its wireless revenue by $0.4 million, or 8%, to $5.5 million from $5.1 million for the quarters ended September 30, 2009 and 2008, respectively. Wireless subscribers in Bermuda were level at approximately 20,000 for the quarters ended September 30 2008, and 2009, respectively. We expect wireless revenue from our Island Wireless business to grow as we build out our network in our early stage business in Turks and Caicos and launch new services in Bermuda.

Local telephone and data revenue. Local telephone and data revenue is generated by our wireline operations in Guyana, our integrated voice and data operations in New England and New York State, and our data services in the U.S. Virgin Islands. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges (excluding international long distance charges in Guyana), maintenance and equipment sales.  Local telephone and data revenue increased by $1.1 million, or 9%, to $13.9 million for the third quarter of 2009 from $12.8 million for the third quarter of 2008.

Sovernet increased revenues by $0.7 million, or 17%, to $4.8 million from $4.1 million for the quarters ended September 30, 2009 and 2008, respectively, as a result of the addition of ION, which Sovernet acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the continued decline in its residential data business, particularly its dial-up internet services, and the operating losses of ION’s early-stage business.

Local telephone and data revenue in Guyana increased $0.6 million, or 8%, from $7.5 million for the quarter ended September 30, 2008 to $8.1 million for the quarter ended September 30, 2009. GT&T’s access lines in Guyana grew from approximately 136,000 lines as of September 30, 2008 to approximately 144,000 lines as of September 30, 2009 (an increase of 6%). Revenue from the growth in access lines has been partially offset by a continuing decrease in usage due to wireless service alternatives.

Data revenue at our U.S. Virgin Islands subsidiary decreased slightly.  In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network expansion, subscriber and access line growth, and capacity sales in New York, New England and Guyana.

International long distance revenue. International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations. Inbound traffic, which made up 82% of all international long distance traffic and 66% of international long distance revenue for the three months ended September 30, 2009, is settled in U.S. dollars.

International long distance revenue was $9.1 million during the third quarter of 2009, a decrease of $2.7 million, or 23%, from $11.8 million in the third quarter of 2008. Our international traffic is vulnerable to illegal bypass via internet calling and other methods such as direct satellite bypass, which we believe has increased considerably since mid-2008. We also believe we experienced a reduction in the call volume into Guyana due to the current worldwide economic slowdown. In the future, international voice traffic may also decline as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. Although the other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. To date, we have taken a number of measures to counter illegal bypass, but have had limited success to date.  These measures include taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T’s license is also likely to negatively impact this revenue in the future.

Other revenue. Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which was discontinued in May 2008. The

Company terminated its wireless television services in order to focus solely on providing wireless broadband data and dialup internet services.  Due to the termination of these services, we will no longer recognize other revenue relating to digital television services.

Termination and access fee expenses. Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

Termination and access fees increased by $1.7 million, or 18%, from $9.6 million to $11.3 million from the third quarter of 2008 to the third quarter of 2009, respectively, as a result of increased traffic at Commnet and an increase in expenses at Sovernet as a result of their August 2008 acquisition of ION. These expenses are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

Internet and programming expenses. Internet and programming expenses include internet connectivity charges and digital television programming.

Internet and programming expenses decreased from $0.9 million in the third quarter of 2008 to $0.4 million in the third quarter of 2009. This decrease was primarily related to our U.S. Virgin Islands operations as we terminated our digital television services on May 31, 2009.

Engineering and operations expenses. Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid for employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $0.1 million, or 2%, from $6.4 million to $6.5 million from the third quarter of 2008 to the third quarter of 2009, respectively. This increase is primarily the result of the expansion of our wireless networks in the United States. We expect that engineering and operations expenses will continue to increase as our networks expand and require additional support.

Sales and marketing expenses. Sales, marketing and customer service expenses include salaries and benefits we pay for sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.0 million, or 32%, from $3.1 million to $4.1 million from the third quarter of 2008 to the third quarter of 2009, respectively. This increase is mainly the result of consolidation accounting for BDC in 2008.  We expect that sales and marketing expenses will remain consistent as a percentage of related revenues in the near future.

General and administrative expenses. General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

General and administrative expenses increased by $1.5 million, or 21%, from $7.2 million for the third quarter of 2008 to $8.7 million for the third quarter of 2009.  This increase is primarily due to growth in our rural wireless business, as well as at the parent company.  We expect general and administrative expenses to increase in order to support our growth but remain consistent as compared to our consolidated revenues.

Acquisition-related charges. Acquisition-related charges include the external costs directly associated with acquisition related activities, which are expensed as incurred.

For the three months ended September 30, 2009, acquisition-related charges were $2.1 million. Of these costs, $2.0 million were associated with the pending Alltel Acquisition. For the remainder of 2009, we expect transaction related costs to increase as a result of the pending Alltel Acquisition.

Depreciation and amortization expenses. Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $1.5 million, or 18%, from $8.3 million to $9.8 million for the third quarter of 2008 and the third quarter of 2009, respectively. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

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

Interest expense increased from $0.7 million for the third quarter of 2008 to $1.2 million for the third quarter of 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the third quarters of 2008 or 2009.

Interest income. Interest income represents interest earned on our cash, cash equivalent and short term investments.

Interest income was $0.3 million for the third quarter of 2008, and $0.4 million for the third quarter of 2009.

Income taxes.  The effective tax rate was 43% for the third quarter of 2008 and 44% for the third quarter of 2009.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and the operating results of BDC and its subsidiary, which operate in tax-free jurisdictions.

Net Income Attributable to Non-Controlling Interests. Net income attributable to non-controlling interests consists of the Guyana government’s 20% interest in GT&T, a non-controlling shareholder’s 4% interest in Sovernet, non-controlling shareholders’ 42% equity interest in BDC and other non-controlling shareholders’ interests in certain consolidated subsidiaries of Commnet, Sovernet and BDC.

Net income attributable to non-controlling interests decreased from $1.3 million to $0.4 million for the third quarter of 2008 and the third quarter of 2009, respectively. This decrease is a result of the allocation of non-controlling shareholders’ share of losses in our two early stage businesses (ION and Islandcom) following the adoption the FASB’s authoritative guidance on noncontrolling interests in consolidated financial statements in 2009. We expect net income attributable to non-controlling interests to increase in the future as our early stage businesses mature.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders. As a result of the above factors, net income increased by $1.8 million, or 18%, from $10.1 million for the third quarter of 2008 to $11.9 million for the third quarter of 2009. On a per share basis, net income increased from $0.67 per basic and $0.66 per diluted share to $0.78 per basic and diluted share from 2008 to 2009, respectively.

Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Integrated Telephony—International; (2) Rural Wireless; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data. Segment results are set forth in Note 11 to the Consolidated Financial Statements included in this Report.

Nine Months Ended September 30, 2008 and 2009

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2008	2009	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$74,927	$111,120	$36,193	48.3%
Local telephone and data	37,321	40,471	3,150	8.4
International long distance	36,736	29,412	(7,324)	(19.9)
Other	2,968	1,200	(1,768)	(59.6)
Total revenue	151,952	182,203	30,251	19.9
OPERATING EXPENSES:
Termination and access fees	25,544	32,583	7,039	27.6
Internet and programming	2,631	1,609	(1,022)	(38.8)
Engineering and operations	18,217	20,976	2,759	15.1
Sales and marketing	8,741	11,473	2,732	31.3
General and administrative	19,902	26,290	6,388	32.1
Acquisition-related charges	59	2,479	2,420	4,101.7
Depreciation and amortization	22,790	28,756	5,966	26.2
Total operating expenses	97,884	124,166	26,282	26.9
Income from operations	54,068	58,037	3,969	7.3
OTHER INCOME (EXPENSE):
Interest expense	(2,049)	(3,582)	(1,533)	(74.8)
Interest income	1,322	1,063	(259)	(19.6)
Other income (expense), net	364	49	(315)	(86.5)
Other income (expense), net	(363)	(2,470)	(2,107)	(580.4)
INCOME BEFORE INCOME TAXES	53,705	55,567	1,862	3.5
Income taxes	22,570	24,217	1,647	7.3
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	31,135	31,350	215	0.7
Equity in earnings of unconsolidated affiliates	735	—	(735)	(100.0)

NET INCOME	31,870	31,350	(520)	(1.6)
Net income attributable to non-controlling interests	(3,659)	(976)	2,683	73.3

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$28,211	$30,374	2,163	7.7

Wireless revenue. Wireless revenue increased to $111.1 million for the nine months ended September 30, 2009 from $74.9 million for the nine months ended September 30, 2008, an increase of $36.2 million, or 48%. Our rural U.S. business increased its revenues by $28.0 million, or 55%, to $79.3 million from $51.3 million for the nine months ended September 30, 2009 and 2008, respectively.

The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations and the expansion of our data capabilities, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada.  As of September 30, 2009 a total of 564 base stations were deployed as compared to 396 base stations as of September 30, 2008.  Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes, respectively) at existing sites and growth in data roaming revenue and international roaming revenue.

Wireless revenue in Guyana remained at $15.6 million for the nine months ended September 2008, and 2009, respectively.  Wireless subscribers in Guyana increased 1%, from approximately 273,000 subscribers as of September 30, 2008 to approximately 277,000 subscribers as of September 30, 2009. As discussed previously, a large regional wireless competitor is operating its wireless service with aggressive marketing campaigns and significant handset subsidies in Guyana. While GT&T continues to respond to that competition as well as a decrease in rates, subscriber numbers have increased 12% from 248,000 as of December 31, 2008.

Our Island Wireless business increased wireless revenue by $8.1 million, to $16.2 million from $8.1 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in our equity position in, and consolidation of BDC, which occurred as of May 15, 2008, contributed $7.7 million of the increase. Wireless subscribers in Bermuda remained consistent at 20,000 for the quarters ended September 30, 2008, and 2009, respectively.

Local telephone and data revenue. Local telephone and data revenue increased by $3.2 million, or 9%, to $40.5 million for the nine months ended September 30, 2009 from $37.3 million for the nine months ended September 30, 2008. The increase is mainly attributable to Sovernet, which increased revenues by $2.5 million as a result of the addition of ION, which Sovernet acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services at a strong rate and improve profitability; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services. Local telephone and data revenue in Guyana increased $0.8 million, or 4%, to $23.1 million for the nine months ended September 30, 2009 from $22.3 million for the nine months ended September 30, 2008. GT&T’s access lines in Guyana grew from approximately 136,000 lines as of September 30, 2008 to approximately 144,000 lines as of September 30, 2009 (an increase of 6%). Revenue from the growth in access lines has been offset by a decrease in usage due to wireless service alternatives.  Data revenue at our U.S. Virgin Islands subsidiary remained consistent.

International long distance revenue.  International long distance revenue was $29.4 million for the nine months ended September 30, 2009, a decrease of $7.3 million, or 20%, from $36.7 million for the nine months ended September 30, 2008. We are subject to illegal bypass via internet calling and other methods such as direct satellite bypass, which we believe has increased considerably since mid-2008. We also believe we experienced a reduction in the call volume into Guyana due to the current worldwide economic slowdown.

Other revenue. Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 60% to $1.2 million for the nine months ended September 30, 2009 from $3.0 million for the nine months ended September 30, 2008. On May 31, 2009 the Company terminated its digital television services to focus solely on providing wireless broadband data and dialup internet services.

Termination and access fee expenses. Termination and access fees increased by $7.1 million, or 28%, from $25.5 million for the nine months ended September 30, 2008 to $32.6 million for the nine months ended September 30, 2009, as a result of increased traffic at Commnet, the consolidation of BDC’s results for 2009 and an increase in expenses at Sovernet due to the operating results of ION, which Sovernet acquired in August 2008.

Internet and programming expenses.  Internet and programming expenses decreased from $2.6 million for the nine months ended September 30, 2008 to $1.6 million for the nine months ended September 30, 2009. This decrease was primarily from a decrease in expenses from the U.S. Virgin Islands, as we terminated our digital television service on May 31, 2009.

Engineering and operations expenses. Engineering and operations expenses increased by $2.8 million, or 15%, from $18.2 million for the nine months ended September 30, 2008 to $21.0 million for the nine months ended September 30, 2009. This increase is primarily the result of the expansion of our wireless networks in the United States as well as the consolidation of BDC’s results for 2009.

Sales and marketing expenses. Sales and marketing expenses increased by $2.8 million, or 32%, from $8.7 million for the nine months ended September 30, 2008 to $11.5 million for the nine months ended September 30, 2009. This increase is the result of the consolidation of BDC’s results for 2009.

General and administrative expenses.  General and administrative expenses increased by $6.4 million, or 32%, from $19.9 million for the nine months ended September 30, 2008 to $26.3 million for the nine months ended September 30, 2009.  Of this increase, $3.5 million is the result of our consolidation of BDC in 2009.

Acquisition-related charges. For the nine months ending September 30, 2009 acquisition-related charges were $2.5 million. Of these costs, $2.4 million were associated with the pending Alltel Acquisition.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $6.0 million, or 26%, from $22.8 million for the nine months ended September 30, 2008 to $28.8 million for the nine months ended September 30, 2009. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business, the consolidation of BDC’s results for 2009, and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

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

Interest expense increased from $2.0 million for the nine months ended September 30, 2008 to $3.6 million for the nine months ended September 30, 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the nine months ended of 2008 or 2009.

Interest income. Interest income decreased to $1.1 million from $1.3 million for nine months ended of 2009 and 2008, respectively.  This decrease is a result of a decrease in the interest rates that we received on our cash and investments.

Income taxes.  The effective tax rate was 42% for the nine months ended September 30, 2008 and 44% for the nine months ended September 30, 2009.  Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. The effective tax rate is impacted by the receipt of foreign dividends and the operating results of BDC and its subsidiary, which operate in tax free jurisdictions.

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

Net income attributable to non-controlling interests decreased from $3.7 million for the nine months ended September 30, 2008 to $1.0 million for the nine months ended September 30, 2009. This decrease is a result of the allocation of non-controlling shareholders’ share of losses in our two early stage businesses (ION and Islandcom) following the adoption the FASB’s authoritative guidance on noncontrolling interests in consolidated financial statements in 2009.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders. As a result of the above factors, net income increased to $30.4 million for the nine months ended September 30, 2009 from $28.2 million for the nine months ended September 30, 2008. On a per share basis, net income increased from $1.85 per basic and diluted share to $1.99 per basic and $1.98 per diluted share from 2008 to 2009, respectively.

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

Uses of Cash

Capital Expenditures. A significant use of our cash has been for capital expenditures for expanding and upgrading our networks. For the nine months ended September 30, 2008 and 2009, we spent $34.6 million and $40.3 million on capital equipment, respectively. Of the $40.3 million of 2009 capital expenditures, we spent $18.5 million expanding Commnet’s network by increasing the number of base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In Guyana, we have spent $15.0 million in 2009 for capital expenditures, of which $7.4 million is related to early-stage construction costs on a new fiber optic submarine cable into the country, which is expected to be ready for use during mid-2010, while the remainder was for the expansion of the capacity and coverage of Guyana’s wireline and wireless network. A majority of the remaining 2009 consolidated capital expenditures were incurred by our Island Wireless segment in connection with our network development in Turks and Caicos, which is scheduled to be operational during late 2009.

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

Acquisitions and Investments. We have funded our recent acquisitions with a combination of cash on hand and borrowings under our credit facilities. In conjunction with the Alltel Acquisition, the Company has received commitments from lenders for an expanded credit facility consisting of a $75 million term loan (“Term Loan A”), a $150 million term loan (“Term Loan B”) and a $75 million revolving credit facility (the “New Revolver Facility,” and together with Term Loan A and Term Loan B, the “New Credit Facility”).  The New Credit Facility would replace the 2008 Credit Facility.  The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the New Revolver Facility towards the acquisition purchase price and related acquisition expenses and working capital adjustments.  The New Credit Facility is subject to the execution of definitive documentation and other customary closing conditions.  The Company expects to enter into the New Credit Facility in the fourth quarter of 2009.

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

Dividends. We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2009, our dividends to our stockholders were $8.5 million (which reflects dividends paid on October 15, 2009). We have paid quarterly dividends for the last 44 fiscal quarters.

Stock Repurchase Plan. Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of September 30, 2009 repurchasing common stock.  We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares during the three months ended September 30, 2009.

Cash Generated by Financing Activities- Credit Facility and Interest Rate Swap.    On September 10, 2008, we entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement replaced our previous credit facility and provides us with a $75.0 million term loan (the “2008 Term Loan”) as well as a $75.0 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”). The 2008 CoBank Credit Agreement also provides, subject to lender consent, additional term loan borrowing capacity of up to $50 million with identical terms as the 2008 Term Loan. As discussed above, we intend to replace the 2008 Credit Facility with a new Credit Facility in conjunction with the Alltel Acquisition.

The 2008 Term Loan matures on September 10, 2015 and requires quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from June 30, 2013 to June 30, 2015. The remaining outstanding principal balance of $60.0 million is to be repaid on September 10, 2015 when the 2008 Term Loan matures. The 2008 Revolver Facility matures on September 10, 2014 and includes a $5.0 million letter of credit facility.

All borrowings under the 2008 Credit Facility bear interest at a rate, selected by us from one of the options set forth in the agreement, plus a margin. Such interest rate options include i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings range from 0% to 0.5%, depending upon our leverage ratio, while margins for LIBOR borrowings range from 1.25% to 2.00%, also depending upon our leverage ratio. Borrowings as of September 30, 2009, including the interest rate swap agreement described below, were bearing a weighted average interest rate of 5.23%. The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries as set forth below under “—Factors Affecting Sources of Liquidity.” The 2008 Credit Facility is guaranteed by the Company’s Commnet and Sovernet subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company and such guarantors. As of September 30, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement.

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

Sources of Cash

Total Liquidity at September 30, 2009.    As of September 30, 2009, we had approximately $95.4 million in cash and cash equivalents and short term investments, an increase of $12.8 million from the December 31, 2008 balance of $82.6 million. We believe our existing cash balances and other capital resources, including the $75.0 million available under the 2008 Revolver Facility, are adequate to meet our operating and capital needs for the next twelve months.

Cash Generated by Operations. Cash provided by operating activities was $70.8 million for the nine months ended September 30, 2009 compared to $39.6 million for the nine months ended September 30, 2008, primarily as a result of improvements in certain components of our working capital, including the timing of certain income tax payments.

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

Restrictions Under Credit Facility.    The 2008 CoBank Credit Agreement contains certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restrict the Company’s ability to incur additional debt in the future or to incur liens on its property. The 2008 CoBank Credit Agreement also requires the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of September 30, 2009, the Company was in compliance with all of the covenants of the 2008 CoBank Credit Agreement and would be able to fully draw the $75 million available under its revolving credit facility.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which changed the referencing of financial standards and the Hierarchy of Generally Accepted Accounting Principles and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the provisions of the new guidance in the third quarter of 2009 and updated its interim disclosures.

In May 2009, the FASB issued guidance that modified the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and required companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of the new guidance in the second quarter of 2009.

In April 2009, the FASB issued new authoritative guidance that requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis.  In addition to the changes in measurement and presentation, the new guidance expands the disclosures related to other-than-temporary impairments and require all such disclosures to be included in both interim and annual periods.  The provisions of the new guidance were effective for the three month period ended June, 30, 2009.  The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new authoritative guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB standards when there has been a significant decrease in the volume and level of activity for an asset or liability.  The guidance requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the new guidance requires that the presentation of the fair value hierarchy be presented by major security type in accordance with FASB guidance.  The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business.  In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date.  The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company’s financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated.

In April 2009, the FASB issued new authoritative guidance which amends the initial and subsequent measurement guidance and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The provisions of this guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

In January 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, this guidance requires those disclosures in all interim financial statements. The Company adopted the provisions of this guidance, as required, for the period ended June 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company’s consolidated financial statements.

Standards to be Adopted

In December 2008, the FASB issued new authoritative guidance that provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of the provisions of this guidance will increase the disclosures in the financial statements related to the assets of an employers’ defined benefit pension plan. This guidance is effective in 2010. The Company does not anticipate that adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Guyana—U.S. Foreign Currency Exchange.    GT&T’s functional currency is the U.S. dollar because a majority of GT&T’s revenues and expenditures have historically been transacted in U.S. dollars. From 2004 through September 2009, the value of the Guyana dollar has remained fixed at $205 Guyana dollars to one U.S. dollar so we have not experienced any foreign currency gains or losses during those periods. If this exchange rate was to fluctuate in the future, this would affect our results of operations to the extent we are required to remeasure any monetary assets or liabilities denominated in Guyana dollars. Moreover, with the potential for competition in international services in the future, combined with the increases that GT&T hopes to have in local revenue which is billed in Guyana dollars, it is possible that the Guyana dollar will become GT&T’s functional currency at some point in the future. This would also expose us to foreign currency risk in the event of exchange rate fluctuations.

Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of September 30, 2009, $68.0 million of our long term debt had a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $6.1 million of long term debt as of September 30, 2009 was subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—	$—	—	$2,919,965
August 1, 2009 – August 31, 2009	—	—	—	2,919,965
September 1, 2009 – September 30, 2009	—	—	—	2,919,965

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 9, 2009	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2009	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer