Form 10-K
period 2009-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2010-03-16
CIK 879585

Use these links to rapidly review the document

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2007, 2008 and 2009 INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2009, was approximately $371,891,794 based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 16, 2010, the registrant had 15,282,785 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2010 are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our pending acquisition of Alltel assets, future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors" and "Business," as well as in this Report generally.

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

        In this Report the words "ATN", "the Company", "we," "our," "ours" and "us" refer to Atlantic Tele-Network, Inc. and its subsidiaries. Also ClearChoice™ is a service mark of one of our subsidiaries. This Report contains trademarks, service marks and trade names that are the property of Atlantic Tele-Network, Inc., its subsidiaries or others.

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

PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in North America and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest. We offer wireless voice and data services to retail customers in Bermuda, Guyana and Turks and Caicos. As a result of our pending acquisition of former Alltel assets (the "Alltel Acquisition"), we expect to provide wireless voice and data services to retail customers, principally in the Southeast and Midwest United States. For more information on this acquisition, please see—"Pending Acquisition—Alltel Assets" in Management's Discussion and Analysis.

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

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice and data services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for almost twenty years and have demonstrated our ability to grow both customers and revenues by maintaining quality networks, improving service and increasing the number of wireline and wireless products and services offered to these customers. We believe these sectors provide significant opportunities for recurring cash flows and organic and external growth.

  •
  Target Underserved Markets Where We Can Compete Successfully.  We operate in smaller, rural or underserved markets where we believe we are or will be one of the leading providers of telecommunications services. Our businesses typically have strong local brand identities and leading market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base.

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

Our Company

        We were incorporated in Delaware in 1987. We conduct our operations in the mainland United States, Guyana, Bermuda, the U.S. Virgin Islands and Turks and Caicos through our ownership (as indicated below) in the following principal operating subsidiaries:

  •
  Commnet Wireless, LLC (or Commnet).  In 2005, we acquired Commnet, which provides wireless voice and data communications roaming services in the United States.

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

  •
  Sovernet, Inc. (or Sovernet).  In February 2006, we acquired Sovernet, which provides facilities-based integrated voice and broadband data communications services in New England, primarily in Vermont. In August 2008, Sovernet also began providing wholesale high capacity transport services in New York State through ION HoldCo, LLC (or ION).

  •
  Bermuda Digital Communications, Ltd (or BDC).  In 1998, we acquired a minority equity interest in BDC, which is the largest wireless voice and data communications service provider in Bermuda, operating under the Cellular One brand. In May 2008, BDC completed a share repurchase which increased our ownership from 43% to approximately 58% of BDC's outstanding common stock. Most of the remaining equity interests are held by BDC's Bermudian management team. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Choice Communications, LLC (or Choice).  In October 1999, we acquired Choice, which provides fixed wireless broadband data services and dial-up internet services to retail and business customers in the U.S. Virgin Islands.

        In addition, we receive management fees from our principal operating subsidiaries.

        Atlantic Tele-Network, Inc. was incorporated in the State of Delaware in 1987. Our principal corporate offices are located at 10 Derby Square, Salem, Massachusetts, 01970. The telephone number at our principal corporate offices is (978) 619-1300.

Our Services

        Through our operating subsidiaries, we provide wireless, local telephone and data, international long distance services and wholesale transport services in the mainland United States, Guyana, Bermuda, the U.S. Virgin Islands and Turks and Caicos. Increasingly, a larger share of our consolidated revenue is being generated by our U.S. operations. For fiscal years 2007, 2008 and 2009, our US operations generated 43%, 46% and 54% respectively, of our consolidated revenue as compared to 57%, 47% and 38% respectively, from our Guyana operations. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 15 to the Consolidated Financial Statements included in this Report.

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda, Guyana and Turks and Caicos. For fiscal years 2007, 2008 and 2009, our revenues from wireless services were approximately 45%, 51% and 61%, respectively, of our consolidated revenues.

  U.S. Operations

        In the United States, we provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers through our subsidiary, Commnet. Roaming is a service offered by most wireless service providers that enables their subscribers to utilize their mobile phone service while traveling outside of their service provider's network coverage area. We provide these services through our own networks in markets located principally in six states in the Southwest and Midwest, and with smaller networks in eight other states. Many of our sites are located in popular tourist and seasonal visitor areas, which has resulted in higher call volumes and revenue in those areas during summer months.

        Network.    We currently operate networks with GSM and CDMA technologies in both the 850 MHz and 1900 MHz bands and often have each deployed at a single cell site in order to maximize revenue opportunities. The majority of our GSM sites are also equipped with GPRS and/or EDGE data technologies. Our networks comprise base stations and radio transceivers located on towers and buildings typically owned by others, telecommunications switches and leased transport facilities. In 2009 we increased the number of base stations and sites in service, and we expect that to continue in 2010. In December 2008, we acquired the network assets, including 49 base stations, of a rural retail wireless operation in Nevada. As of December 31, 2009, we owned and operated a total of 580 base stations on 406 owned and leased sites.

        Sales and Marketing.    We have long-term, preferred roaming agreements with several major wireless carriers, including AT&T and Verizon Wireless. Under these preferred roaming agreements, we typically agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. These non-preferred roaming agreements are usually terminable within 30 days.

        We currently partner with several small rural operators to provide retail services to a limited number of subscribers. As a result, we do not incur significant retail distribution or retail marketing costs and our customer service costs are largely limited to technical and engineering support. Following the closing of our pending Alltel Acquisition, however, the increased retail activity in the United States will result in a significant increase in our sales and marketing expenses. The Alltel Acquisition, which we expect to close in the first half of 2010, is subject to a number of closing conditions, as described under the section entitled "Pending Acquisitions—Alltel Assets" in Management's Discussion and Analysis.

        Customers.    We currently have roaming agreements with more than 65 United States-based wireless service providers. As of December 31, 2009, we were the preferred roaming carrier in selected markets for AT&T (which has a term through early 2011) and Verizon Wireless (which has a term through mid-2011). As voice and data usage has increased, rates for these and other major customers declined in 2009, although we believe that the new rates are still reasonable. We anticipate that data roaming rates will continue to decline in 2010 and in the near future as part of an industry-wide progression towards lower rates. In 2009, AT&T, T-Mobile and Verizon Wireless accounted for 81% of our Rural Wireless revenues.

        Competition.    We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. In addition, our carrier customers may also elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our services in that market. We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic, as competitors expand their networks and as new products and services that require supporting connectivity are developed.

  Island Operations

        We provide wireless voice and data service to retail and business customers under the name "Cellular One" in Bermuda, through our BDC subsidiary. On May 15, 2008, BDC completed a share repurchase of its common stock. We did not tender any shares for repurchase and, as a result, increased our ownership stake to approximately 58% of BDC's outstanding common stock. BDC's financial results, since the share repurchase, are consolidated with our financial results. In September 2008, BDC assumed control of Islandcom Telecommunications, Ltd., which is an early-stage business that provides wireless voice service in Turks and Caicos. In 2009, we upgraded and expanded the existing Islandcom network and plan to re-launch services in the first half of 2010.

        In 2010, we anticipate the launch of retail wireless voice and data services to customers in the US Virgin Islands, through our Choice subsidiary.

        Network.    We currently operate networks with GSM and CDMA technologies, primarily in the 850 MHz frequency band, which covers virtually the entire population of Bermuda. BDC, through an affiliate, also holds the right to deploy a digital television and data network in Bermuda utilizing the 2.5 GHz band. We employ Evolution Data Optimized (or EV-DO) services on our CDMA network, and in 2009, launched services on a UMTS overlay across our GSM network in Bermuda. UMTS is a "3G" (third generation) wireless technology based on the GSM standard and we expect that this capability will allow us to offer advanced mobile voice and data services to a segment of the Bermuda market that we had not previously addressed.

        We have extensive backbone facilities in Bermuda linking our sites, switching facilities and international interconnection points.

        Sales and Marketing.    We maintain four retail stores and a service center in Bermuda that are a core part of our brand identity and sales efforts. We advertise frequently through print and electronic media and sponsor various events and initiatives. A substantial majority of our customers in Bermuda subscribe to one of our post-paid plans, which are distinguished from pre-paid plans largely by the number of minutes and the enhanced features, such as text messaging, included in the plan. We also have a smaller number of pre-paid subscribers and have established "point of sale" payment terminals to enable those customers to increase their account balance at any one of a number of stores, such as a local grocer. The stores receive a commission and maintain the terminals. In Turks and Caicos, Islandcom maintains two retail stores.

        Customers.    At December 31, 2009, we had approximately 20,500 subscribers in Bermuda, which we estimate to be approximately 30-40% of the wireless market. As a major CDMA operator on Bermuda, we are the primary roaming provider for North American visitors using CDMA handsets, such as customers of Verizon Wireless and other carriers. Leveraging our enhanced data capabilities, we launched data roaming service in 2007 and, through our UMTS and EV-DO networks expect to continue to expand data roaming in 2010 for both visitors and our own subscribers. Islandcom had a negligible number of subscribers at year end.

        Competition.    In Bermuda, we compete against the wireless division of the incumbent telephone company and Digicel, which each operate GSM networks. Digicel is a large mobile telecommunications company operating in several Caribbean countries. Although we believe that we have the most advanced network in terms of data speeds and reliability in Bermuda, our competitors had historically enjoyed an advantage in their ability to offer roaming in European countries, where all the major carriers operate GSM networks. Our UMTS network, which we deployed in late 2009, is based on the GSM standard and we expect that it will eliminate that advantage. One of our competitors in Bermuda also constructed a smaller scale CDMA network, which competes for CDMA roaming traffic. We believe we compete for wireless retail customers based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. In Turks and Caicos, we will also compete against the wireless division of the incumbent telephone company and Digicel.

  Guyana Operations

        We offer wireless telephone service in the vast majority of populated areas in Guyana through our GT&T subsidiary, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of Guyana's coastal plain where 70% of Guyana's population is concentrated. As of the end of 2009, we estimate that Guyana's wireline teledensity was approximately 19 access lines per 100 inhabitants. We estimate that over 50% of the population subscribes to a wireless service, although with a largely pre-paid subscriber base it is difficult to determine how many of our subscribers are also subscribers to competing services. We expect that any continued expansion of our network will be minimal, as we have already extended coverage into the most populated areas of Guyana and the remaining areas are remote and sparsely populated.

        Network.    Historically, we provided service on our existing TDMA network in Guyana, which was phased out beginning with the launch of our new GSM/GPRS network in 2004, and completed in 2007. Beginning in 2008, we operated only the GSM network in Guyana and returned the spectrum used for TDMA services to the Government's National Frequency Management Unit. Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band.

        Customers.    We estimate that over 90% of the country's population resides in areas covered by our wireless network. As of December 31, 2009, we had approximately 289,000 wireless subscribers, up

17% from approximately 248,000 subscribers as of December 31, 2008. As of December 31, 2009, almost 98% of our wireless subscribers were on pre-paid plans.

        Sales and Marketing.    We actively market our wireless services through widespread radio, television and outdoor advertising, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. We do not maintain any traditional retail stores, although all post-paid wireless customers set up accounts at one of our six business centers and pre-paid customers may do so as well. Our handsets, pre-paid cards and pre-paid accounts are sold primarily through independent dealers whom we pay on a commission basis. Wireless subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. These fees are payable on either a pre-paid basis, which means a customer purchases a calling card with a prescribed number of minutes in advance of any usage, or a post-paid basis, which means the subscriber is billed for his or her minutes of use after usage. Pre-payments can be made by the purchase of disposable pre-paid calling cards, which come in fixed Guyanese dollar amounts, or by recharging an account via our "C-Point" electronic terminals available at authorized vendors. The vast majority of our customers are on the pre-paid plan.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our primary competitor in Guyana, has spent aggressively since early 2007 to gain market share, including promotional pricing, the use of extensive giveaways and handset subsidies. In turn, we have countered with our own promotions and by continuing to invest heavily in our network. In 2007 and 2008, this heightened competition resulted in our losing significant market share. In 2009, however, we believe we were able to hold on to our share of the market and resumed our growth in wireless subscribers. We expect competition for subscribers and usage to remain rigorous in 2010. We believe we compete for customers based on price, promotions, coverage and quality of service. While we believe that we are well-positioned competitively with respect to the quality of our service, we believe that Digicel may be willing to offer greater promotional giveaways to obtain market share from us.

Local Telephone and Data Services

        Our local telephone and data services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands. For fiscal years 2007, 2008 and 2009, our revenues from local telephone and data services were approximately 25%, 24% and 23%, respectively, of our consolidated revenues.

  Guyana Operations

        We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana through our GT&T subsidiary. As of December 31, 2009, we had approximately 147,000 access lines in service. This represents approximately 19 lines per 100 inhabitants (based on an estimated population of approximately 770,000), an increase of approximately 6%, or over 8,000 net new lines, compared to lines in service at December 31, 2008. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. During 2009, we continued to extend our network to cover newly developed housing areas and residential parks and additional rural towns and communities, although at a lesser rate than in previous years. Despite our substantial and continuing investment in extending our fixed line network, some rural areas still do not have telephone service. We plan to bring service to some of these areas in 2010 and beyond, but we expect the pace of our geographic expansion of wireline build out to continue to decline due to the substantial cost of operating in remote, sparsely populated areas.

        Network.    We have significantly rebuilt and expanded our telecommunications network. Through December 31, 2009, we have invested nearly $318 million in Guyanese telecommunications infrastructure and in 2009 landed a newly built fiber optic submarine cable in Guyana, which we expect to be operational in 2010. We have increased the number of fixed access lines from approximately 13,000 working lines in January 1991 to over 147,000 lines as of December 31, 2009, all of which are now digitally switched lines. For over 10,000 of these lines, services are delivered through a fixed wireless technology. Since the provider of this technology no longer adequately supports it, we began to replace that fixed wireless network in 2007 with an alternative technology for delivering both telephone and data services to households and businesses in that region. The deployment of the new technology in 2008 was slowed by repeated technical problems and the equipment manufacturer has been working with us to resolve these issues. If the issues are not permanently resolved, we may turn to a different technological solution for these customers.

        In Guyana, the market for data services, including high-speed Internet is still small as compared to our U.S. markets, the number of subscribers and the demand for these services has expanded, which is one factor in our decision to build the first submarine fiber-optic cable landing in Guyana. We expect demand for data services to continue to grow and we expect to make other investments in expanding the scope and availability of advanced data services in this market.

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

        Customers.    We provide our wireline telephone services to residential and commercial customers. As a result of our continued network expansion into smaller communities and more recently, newly developed housing areas and residential parks, residential customers account for a growing portion of local telephone service revenues and the vast majority of new lines in service. In 2009, residential customers contributed approximately two thirds of the wireline local telephone service revenue and commercial customers provided approximately one third.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license with an initial term that expires in December 2010 and which is renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

  U.S. Operations

        We are a leading competitive integrated voice and broadband data communications services provider in Vermont and western New Hampshire through our Sovernet subsidiary. We also provide fiber based wholesale transport services in New York State through Sovernet's subsidiary, ION, which we acquired in August 2008.

        Network.    We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2009, we had approximately 42,300 business and 4,400 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines that generate a monthly recurring charge within an end user circuit or circuits.

        Through ION, our wholesale transport business operates several redundant fiber rings comprising more than 2,000 fiber miles that connect major New York metropolitan hubs with rural communities within the state. In 2010 pursuant to a $39.7 million award granted to ION by the National Telecommunications and Information Administration of the U.S. Department of Commerce, we expect to begin expanding our existing network by constructing ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont.

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

        Customers.    We focus on two subsets of customers in Vermont and New Hampshire: small to medium sized businesses (or SMBs) and residential customers, with a particular focus on SMBs going forward. Our SMB customers require multiple telephone lines for voice communications, digital subscriber line (or DSL), DS1 and/or DS3 broadband data communications capacity. Our residential customers require voice and data communications (using either DSL or lower-speed, dial-up modems for data communications). As of December 31, 2009, we had approximately 3,900 business accounts and 1,900 residential accounts. We also provide dial-up internet services to thousands of customers in Vermont and western New Hampshire. Due to increased availability of high-speed internet services, our dial-up internet service subscriber base has been declining, which we expect will continue. Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers. We expect to expand ION's customer base in New York State to include more large-scale end users such as large enterprises, governmental agencies and educational institutions.

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

  U.S. Virgin Islands Operations

        We are a leading provider of internet access services in the U.S. Virgin Islands through our Choice subsidiary, primarily under the domain names viaccess.net and islands.vi. Internet service is provided by dial-up and a variety of wireless broadband technologies. The broadband services include near-line-of-sight (or NLOS) portable wireless capabilities sold under the ClearChoice™ service name and WiFi hotspots and fixed wireless. Under our ClearChoice™ service residential and small business customers can easily self-install the broadband internet service and have the ability to move service from one location to another. In 2009, we continued to create additional broadband WiFi hotspots to serve the extensive tourist market.

        In May 2009, we discontinued our multinational, wireless digital television services to residential subscribers and hotel rooms.

        As of the end of 2009, the number of our broadband data customers decreased by 19% compared to 2008, due to the removal of non-paying customers from our billing system as well as other factors. During 2009, we also accelerated the sale of high capacity fixed wireless data services to some business and governmental customers. During the same period the number of our dial-up subscribers decreased by 53%.

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

International Long Distance Services

        We are the exclusive provider of international long distance voice and data communications into and out of Guyana through our GT&T subsidiary. We collect a payment from foreign carriers for handling international long distance calls originating from the foreign carriers' country and terminating in Guyana. We make a payment to foreign carriers for international calls from Guyana terminating in the foreign carrier's country and are entitled to collect from our subscribers (and from competing wireless carriers), a rate that is regulated by the Public Utilities Commission of Guyana.

        Overall, revenues from our international long distance services have been declining. For fiscal years 2007, 2008 and 2009, our revenues from such services were approximately 25%, 24% and 23%, respectively, of our consolidated revenues. Most of these revenues were from collecting settlement rate payments, which are paid in U.S. dollars, for international long distance calls into Guyana from other countries. For fiscal years 2007, 2008 and 2009, inbound international long distance traffic (together with outbound collect which also entitles us to receive a settlement rate payment), was approximately 84% of our total minutes of international long distance traffic, while outbound international traffic (including outbound collect) was approximately 15% of such traffic. We estimate that approximately one million Guyanese live in the United States, Canada and the United Kingdom and drive this profitable traffic to Guyana. With respect to outgoing international traffic, during the past three years, amounts we collected for outbound international traffic have in the aggregate exceeded the payments due to foreign carriers for such traffic, as the average rate we pay for outgoing international traffic has declined as well.

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

        Network.    Our international long distance network is linked with the rest of the world principally through our ownership of a portion of the Americas II undersea fiber optic cable, which was commissioned in October 2000. We own capacity in four international fiber optic cables—the Americas I cable, which runs from Brazil to Trinidad, the U.S. Virgin Islands and the mainland United States, the Columbus II cable, which runs from the Caribbean region to the Azores, the Eastern Caribbean Fiber System (or ECFS) cable from Trinidad to Tortola and the Americas II cable which runs from Brazil through the Caribbean to the United States with a branch through French Guiana, Suriname and Guyana. In 2009 we began construction of a new fiber optic submarine cable into Guyana, which we are building with Telesur, the government owned telecommunications provider in Suriname. This cable will run from Trinidad and will branch into both Guyana and Suriname and is expected to be operational in the summer of 2010. This cable, when operational, would provide us with more robust redundancy, together with the capacity to meet growing data demands in Guyana, including the government's plans for a major, new technology park. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services in an effort to approach 100% voice redundancy and provide a partial back-up to our fiber optic cable capacity.

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

        Customers.    With respect to outgoing international long distance calls, our customers consist of our local wireline customers and wireless subscribers (including the customers of competing wireless carriers) as well as wholesale customers such as our wireless competitor and local internet service providers. With respect to incoming international long distance calls, we receive payments from foreign carriers, especially AT&T and IDT Corporation, who together accounted for approximately 50%, 43% and 12% of our international long distance revenue for 2007, 2008 and 2009, respectively. This decrease was largely attributable to our efforts in 2009 to decrease our dependence on a select few number of foreign carriers.

        Over the past two years, we have sought to offer promotional pricing on outbound international calls, particularly for fixed line customers. Beginning January 1, 2010, the Guyana regulatory authorities allowed us to reduce our rates for a one-time promotion through March 31, 2010. We have applied for a three-month extension of this promotion. In addition, in 2009 we launched a low-rate wholesale, PBX offering to the internet service providers in country.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana pursuant to a license that has a stated initial term that expires in December 2010, which is renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years. However, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk." Since 2008 there has been a substantial and ongoing increase in efforts to illegally bypass our international exchange, and therefore our international license, and avoid paying us origination and termination fees. We have taken action against some local companies and individuals who are engaging in these efforts, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions. In addition, we have made complaints to various foreign carriers and regulatory bodies in an effort to protect our network and our rights under our license. Guyana governmental authorities have made some effort to assist us, however, we have yet to see a major reduction in bypass activity. We believe the largest amount of bypass is occurring with respect to calls terminating on our competitor Digicel's local wireless network and in the first quarter of 2010, we took legal action to defend our exclusive rights to provide international voice and data services. See "Legal Proceedings" and "Risk Factors—Any significant decline in the price or volume, including bypass activities, of international long distance calls to Guyana could adversely affect our financial results."

Employees

        As of December 31, 2009, we had 889 employees (851 full-time and 38 part-time), of whom 199 were employed in the United States (including in the US Virgin Islands) and 626 were employed in Guyana. At the holding company level, we employ the executive management team and staff. More than half of the GT&T full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. GT&T's contract with the union was renegotiated effective October 1, 2008 and expires in October 2010. We do not have any union employees in Bermuda, Turks and Caicos or the United States. We believe we have good relations with our employees.

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

        Licenses.    We provide domestic fixed and international voice and data services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide: public telephone, radio telephone, and pay telephone services; domestic fixed; international voice and data services; sale of advertising in any telephone directories; and, switched or non-switched private line service. Rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has an initial 20-year term. We provide mobile wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana. Our wireless license also was granted in December 1990 and has an initial 20 year term. Each of these licenses is renewable at GT&T's option, for an additional term of 20 years. In November of 2009, GT&T notified the Government that it is exercising its option to renew its exclusive and non-exclusive licenses for an additional period of 20 years. In exercising our option to renew our licenses, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, as part of an overall settlement with the Government.

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

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, and held formal discussions with GT&T in 2002 regarding this matter. During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for international voice and data services. We believe that such competition is precluded by GT&T's exclusive license to provide domestic fixed and international voice and data services in Guyana, which has a stated expiration of its initial term in December 2010, and is renewable at our sole option for an additional 20 year term, which we exercised in November 2009.

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

        In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. In 2008, GT&T met informally with these parties to discuss the process and possible timing of any legislation or regulatory initiative. In those discussions, GT&T was informed that draft legislation liberalizing the telecommunications sector in Guyana may be available as early as the second half of 2009. We currently expect that draft legislation may be available in the first half of 2010. At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on mutually acceptable terms, ATN and GT&T would seek to enforce GT&T's rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana and would pursue any other legitimate avenues of recourse available to us. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

        In a letter dated September 8, 2006, the National Frequency Management Unit ("NFMU") indicated that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government in previous years. In a September 14, 2006 letter to the Government, GT&T asserted that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology acceptable to all GSM spectrum licensees. In correspondence to GT&T in June 2007, the NFMU stated that the cap on GSM spectrum fees would be removed in December 2007 but did not indicate whether a fee methodology would be developed. In its response to the NFMU, dated July 3, 2007, GT&T objected to the NFMU's proposed action and reiterated its position that an acceptable fee calculation methodology is necessary before the Government can assess spectrum fees. In a letter dated March 24, 2009, the NFMU requested information from GT&T for use in calculating spectrum fees for 2009. On October 28, 2009, GT&T and Digicel Guyana jointly submitted to the NFMU a proposed methodology for computing annual spectrum fees for mobile service providers and a proposed process for implementing the new fee structure. The proposed formula would calculate spectrum fees based on the quantity and frequencies of assigned bandwidth used by the operator and a value determined by the NFMU based on technical and use considerations.

        In January 2007, the PUC issued a ruling allowing cellular companies the freedom to set peak rates within a floor of G$7.00 (approximately US$0.035) and a ceiling of G$32.00 (approximately US$0.16), with an off-peak ceiling of not less than 12% below the peak ceiling rate. Digicel has been offering promotions that appear to us clearly to violate the floor on cellular rates. We believe the PUC has acted in an unreasonably discriminatory manner in favor of GT&T's primary competitor by not enforcing the new minimum and maximum rates and in 2007, GT&T filed a lawsuit in Guyana High Court contesting the PUC's enforcement approach. During 2008, the PUC expressed its intent to revisit the floor rate and, possibly, eliminate it. That suit remains pending.

        In 2008 and 2009, the Government of Guyana enacted legislation requiring telecommunications carriers to implement procedures and modify their networks to assist the Government's law enforcement activities. This legislation requires carriers to enable interception of communications and collect proof of address and photographic identification for all new and existing customers. GT&T is in full compliance with the intercept requirements and is in the process of updating its customer records. GT&T has communicated to the Government the logistical difficulty of complying with its records requirement and the possibility for disruptions in service and the Government has indicated that while it will not immediately enforce the disconnection, it will urge all carriers to use all possible avenues to collect this data.

        FCC Rule-Making and International Long Distance Rates.    The actions of telecommunications regulators, especially the FCC, affect the settlement rate payable by foreign carriers to GT&T for handling incoming international long distance calls. In 1997, the FCC adopted mandatory terminating rate benchmarks for many countries and required termination rates for Guyana, among several countries classified as low-income, to be reduced by January 2002 from $0.85 to $0.23 per minute. The reduction in the termination rate resulted in a substantial reduction in inbound international telecommunication revenue. On occasion, large carriers have proposed further reductions in the settlement rate benchmarks for many countries, including Guyana, and requested that the FCC initiate a rule-making to consider the issue. While the FCC has rejected these requests, it has indicated that it will continue to monitor and evaluate termination rate levels and benchmarks.

U.S. Federal Regulation of Our Commnet, Sovernet, and Choice Subsidiaries

        Our wireless and wireline operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or Communications Act), the implementing regulations adopted thereunder by the FCC, judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes.

Wireless Services

        The FCC regulates, among other things, the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational and service requirements; the timing, nature and scope of network construction; the provision of certain services, such as E-911; and the interconnection of communications networks in the United States.

        Licenses.    We provide our wireless services under various commercial mobile radio services (or CMRS) licenses, such as cellular and broadband Personal Communications Services (or PCS) licenses, and broadband radio service (or BRS) licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Basic Trading Areas (or BTAs), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally grants all CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, what service rules will apply, and the terms on which the license auction will be conducted.

        Construction Obligations.    The FCC conditions licenses on the satisfaction of certain construction obligations. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet all future construction requirements as well.

        With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of time, at least 90 continuous days for cellular licenses, our license for that area would be automatically forfeited.

        License Renewals.    Licenses generally have a 10-year term and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if a competing application is filed and if we can demonstrate that we have provided "substantial" service during the past license term and have complied with applicable FCC rules and policies and the Communications Act, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. The FCC defines "substantial" service as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

        The FCC may deny license applications and, in extreme cases, revoke licenses, if it finds that an entity lacks the requisite "character" qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations, or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either us or the licensees in which we hold a controlling interest that would warrant such a finding by the FCC.

        License Acquisitions.    Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, unless certain spectrum leases are involved. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

        In reviewing proposed transactions, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. A transaction will trigger heightened scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 95 MHz, 115 MHz, 125 MHz, or 145 MHz, depending on the availability of BRS and Advanced Wireless Services (or AWS) spectrum in an overlap area. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

        The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now engages in a case-by-case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power. The change in approach has further increased the ability of wireless operators to attract capital or to make investments in other wireless operators.

        The FCC may prohibit, or impose conditions on, proposed transactions involving the transfer of licenses or the lease of spectrum. Although we cannot ensure that the FCC will approve, not condition, or act in a timely fashion upon any future requests for approval of proposed transactions in which we are involved, we have no reason to believe that the FCC would not approve or grant such requests or applications in due course.

        Other Requirements.    The Communications Act and the FCC's rules impose a number of additional requirements upon wireless service providers.

        Wireless licensees must satisfy a variety of FCC requirements relating to technical and reporting matters. Licensees must often coordinate frequency usage with adjacent licensees and permittees to avoid interference between adjacent systems. In addition, the height and power of transmitting facilities and the type of signals emitted must fall within specified parameters. For certain licensed services, a variety of incumbent government and non-government operations may have to be relocated before a licensee may commence operations, which may trigger the payment of relocation costs by the incoming licensee.

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

        The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC is considering changes to its rules and policies concerning E-911 location accuracy. We are unable at this time to predict the likely outcome of this proceeding. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

        Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act (or CALEA). Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply these CALEA obligations to high speed Internet access and voice-over Internet protocol (or VoIP) services. Maintaining compliance with these law enforcement requirements may impose additional capital spending obligations on us to make necessary system upgrades.

Wireless and Wireline Services

        Universal Service.    In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue. We contribute to the USF as required by the rules throughout the U.S., and our subsidiary Commnet receives approximately $1.7 million per year from the USF for providing service in rural areas of

Nevada. The FCC has initiated rule making proceedings to consider broad-based reform of the USF program and the U.S. Congress has expressed similar interest. We cannot predict the impact of any changes in USF policy or rules on the amounts that we pay or receive. Some states have similar programs which require contribution based on end user intrastate telecommunications revenue. It is likely that, if the federal universal service program is modified, some or all state programs may be modified as well. We cannot predict the impact of any such changes on the amounts we pay into these programs, or the amounts that we might potentially be eligible to receive from them.

        Intercarrier Compensation.    Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, the Company currently receives compensation from other carriers and also pays compensation to other carriers. The FCC has had proceedings open since 2001 exploring potential changes to these rules, and the FCC recently has indicated that it may take up this issue again in the next year. We cannot currently predict the impact of any changes to these requirements on the amounts that we pay or receive.

        Local Competition.    The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to:

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

Internet Services

        We provide Internet access services as an Internet service provider (or ISP). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. The FCC generally preempts state and local regulation of information services. While the FCC to date has declined to classify interconnected VoIP service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service we will be subject to a number of common carrier regulations.

        The FCC initiated a rulemaking proceeding in October 2009 to consider whether to amend and codify its general Internet policy statement principles. The proposed rules would require service providers to enable end users to (1) send and receive lawful content of their choosing; (2) use lawful applications and services of their choosing; (3) attach and use devices of their choosing on the network; (4) enjoy competition among network providers, application providers, service providers, and content providers; (5) not discriminate with regard to traffic sent over the network; and (6) disclose information regarding network practices to customers, application and content providers, and the government. The FCC proposes to apply the rules to broadband Internet access provided over all platforms, including mobile wireless, fixed wireless, unlicensed, and satellite. At this time, the outcome of this proceeding and its affect on the Company, if any, is uncertain.

Obligations Applicable to Sovernet Subsidiary ION HoldCo, LLC Due to Economic Stimulus Grant

        Sovernet's subsidiary ION HoldCo, LLC (ION) has been awarded a $39.7 million grant from the Broadband Technology Opportunities (BTOP) program of the U.S. Department of Commerce (DOC) pursuant to the American Recovery and Reinvestment Act of 2009 (ARRA). As a BTOP awardee, ION will be subject to the various terms and conditions included in the agency's Notice of Funds Availability (NoFA) published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non-Discrimination requirements by which any awardee must: (i) adhere to the principles contained in the FCC's Internet Policy Statement (FCC 05-151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. These requirements apply only to ION's BTOP-funded project and thus do not apply to facilities and networks operated by our other subsidiaries, which are not funded by BTOP.

        As a BTOP awardee, ION also will be required to comply with other terms and conditions of the DOC grant, including reporting, transparency and audit requirements pursuant to Section 1512 of the ARRA, and notification and reporting obligations set forth in the Office of Management and Budget Memorandum, Implementing Guidance for Reports on Use of Funds Pursuant to the American Recovery and Reinvestment Act of 2009 (OMB M-09-21, June 22, 2009).

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

        The FCC has adopted a declaratory ruling establishing presumptive timeframes in which states and localities must resolve tower siting applications before the applicant may seek judicial review—90 days for collocations and 150 days for all other siting applications. This ruling will expedite our ability to seek legal redress, and thus mitigate tower construction delays, in the event a state or locality does not timely act on our zoning applications. A petition for reconsideration of this ruling has been filed and is awaiting FCC action.

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

        The FCC regulates Choice's use of Broadband Radio Service, Educational Broadband Service and PCS spectrum. The FCC has adopted new technical rules applicable to these spectrum bands. We do not anticipate that the new requirements will have a material effect on Choice operations.

Regulation of Our Bermuda Subsidiary

        In Bermuda, our BDC subsidiary is subject to Bermuda's Telecommunications Act of 1986 (the "Telecommunications Act"). BDC is authorized to use spectrum to deliver services under our "Class B" license, which entitles BDC to provide mobile voice and data services on Bermuda. BDC's Class B license expires in 2013.

        In November 2005, the Ministry of Telecommunications & eCommerce ("METEC" or the "Ministry") and Technology directed BDC to cease offering certain data services through its "Bull" branded wireless modem. BDC challenged the directive in the Bermuda Supreme Court (the "Court") claiming that the directive contravenes BDC's license to provide data services and BDC's long history of providing data services. In June 2006, the Court ruled in favor of BDC. The Ministry filed an appeal which was decided in favor of BDC in November 2007.

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

        The drafting and consultation process of the Telecommunications Reform is currently in progress and, according to the Ministry's plan, it is anticipated that the implementation of Telecommunications Reform Legislation by Bermuda's Legislature will occur in late 2010.

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

        As of the end of 2009, Atlantic Tele-Network has a foreign tax credit carryforward of $17.0 million. These credits begin expiring in 2011. Based upon current projections and planning, Atlantic Tele-Network currently estimates that it is more likely than not that $12.0 million of these credits will expire unutilized. It has therefore placed a valuation allowance of $12.0 million against the foreign tax credit carryforward.

Available Information

        Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the "Financial Information" portion of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge upon request by writing to us at 10 Derby Square, Salem, Massachusetts 01970, Attention: Investor Relations, or by calling us at (978) 619-1300.

        We have adopted a written Code of Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics, along with our Compensation Committee Charter and Audit Committee Charter, are available at the Corporate Governance section of our website. We intend to make any disclosure required under the SEC rules regarding amendments to, or waivers from, our Code of Ethics on our website.

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

Risks Relating to our U.S. Wireless Business

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers that could build or acquire overlapping networks.

        Our Commnet subsidiary, which accounted for approximately 43% of our consolidated revenue in 2009, generates a substantial majority of its revenues from three national wireless service providers. In 2009, these three national wireless service providers together accounted for 81% of Commnet's revenues.

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

        In addition to providing us with significant revenue, the roaming arrangements established by our retail wireless operations enable our customers to use the wireless networks of other wireless carriers when they travel outside of our licensed service area. This enables us to offer our customers competitively priced regional and international rate plans that include areas for which we do not own wireless licenses. If we are not able to maintain favorable roaming agreements with other wireless carriers, we may no longer be able to offer these regional and international rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors. When our roaming agreements expire or are terminated, our roaming partners could choose not to renegotiate such agreements and could enter into roaming agreements with other carriers serving our markets or choose not to include our markets in their service offerings altogether. This could have a material adverse effect on our future operations. Furthermore, our roaming revenue from visitors to our markets is highly dependent on the pricing decisions made by our roaming partners. If our markets are not included in our roaming partners' home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue which could have a material adverse effect on our results of operations.

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary GT&T has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010, which is renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector, including conducting formal discussions with GT&T in 2002 regarding this matter. Specifically, Guyana Government officials have publicly stated their intention to revoke or terminate the license and have made efforts to enact legislation that would allow for competition in areas that are precluded by the exclusivity term. In addition, the telecommunications regulatory body in Guyana initiated an action a number of years ago questioning the status and validity of such terms. See "Business—Regulation of Our GT&T Subsidiary."

        We believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, including, but not limited to, an adjustment of service rates to reflect the real economic cost to GT&T of providing such services. Further, we believe that certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana would be needed, and we would also seek the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters (as described in Note 13 to the Consolidated Financial Statements included in this Report), for us to consider voluntarily relinquishing GT&T's rights by law and contract to be the exclusive provider of local exchange and international voice and data services in Guyana.

        During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the Government's desire to see the introduction of competition for local exchange and international voice and data services. We believe that such competition is precluded by the exclusivity provisions of our license, but we have expressed our willingness to relinquish those rights under reasonable conditions and with the proper safeguards in place. We have continued to have less formal discussions with government officials and remain willing to discuss a negotiated solution. In late 2008, the Government retained a law firm and consultant to prepare draft legislation for a new telecommunications regulatory regime which may provide for the issuance of multiple licenses for telecommunications services in areas in which we had exclusivity. Based on informal discussions with these parties, we currently expect draft legislation to be available in the first half of 2010.

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

        We are dependent on GT&T for a substantial portion of our revenues and profits. For the year ended December 31, 2009, approximately 38% of our consolidated revenue and approximately 36% of our consolidated net income, respectively, were generated by GT&T. Our international long distance revenues alone accounted for approximately 16% of our consolidated revenues in 2009. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. As of December 31, 2009, we have invested more than $300 million in Guyanese telecommunications infrastructure. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect a substantial portion of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana could adversely affect our financial results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. For the year ended December 31, 2009, our revenues from GT&T's inbound and outbound international long distance services were $38.2 million (or 16% of our consolidated revenue for 2009) and constituted a significant portion of our profits. More than half of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. We believe the volume of international long distance voice traffic is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). In 2008 and through 2009, this activity—whether by known carriers or small "black market" operators—increased significantly. Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP, competition or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

The regulation of the rates that GT&T may charge for services may adversely affect our profitability, revenue growth and our ability to make additional network investment in Guyana.

        The rates that GT&T may charge for its public services are regulated by the PUC, an independent regulatory body responsible for regulating telecommunications in Guyana. The PUC has authority to set rates for local wireline, outbound international and a range of other services and has broad powers to assess GT&T's compliance with the terms of GT&T's exclusive license with the Government of Guyana. Under that license, GT&T is entitled to charge rates that will enable it to earn an annual minimum rate of return equal to 15% of GT&T's capital dedicated to public use. Unless otherwise agreed to by the parties, the license states that such rates shall be calculated on the basis of GT&T's entire property, plant and equipment in a manner consistent with the practices and procedures of the FCC. The PUC, however, has disallowed or challenged several million dollars of franchise rights and working capital that we believe should be included in the base upon which rates are determined in accordance with the terms of the license (or rate base). Furthermore, when we have demonstrated under-earning in the past the PUC has often refused to allow an increase in rates to the level we believed necessary to earn the minimum return. Any failure by the PUC to calculate rates in accordance with the rate of return calculation in the license or to allow an increase in rates when we demonstrate under-earning would adversely affect our profitability, revenue growth and our ability to make additional network investment in that country.

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

        The rates that GT&T may charge for its mobile services are also regulated by the PUC. In January 2007 the PUC established floor and ceiling rates for both pre-paid and post-paid cellular services and required cellular service providers to begin billing on a per second basis rather than a per minute basis. We believe the PUC has enforced the new minimum and maximum rates in favor of GT&T's primary wireless competitor and, in late 2007, GT&T filed a lawsuit contesting the PUC's enforcement approach. During 2008, the PUC expressed its intent to revisit the floor rate and, possibly, eliminate it. That suit remains pending.

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

        GT&T's income is subject to Guyanese tax at an overall rate of 45%. GT&T has received various income tax assessments from Guyana tax authorities that claim GT&T owes approximately $23.5 million in additional income taxes for past periods. A substantial portion of this amount is based on the disallowance of 80% of GT&T's deduction for management fees paid to us pursuant to the original investment agreement and related agreements. This management fee was set at approximately 6% of GT&T's revenue for the fiscal year 2009, but, effective in 2010, ATN reduced the fee to 5% of GT&T's revenue. Although we believe that the fee is part of the original contract, it is similar to amounts charged by other international telecommunications companies to their foreign subsidiaries for management advisory services and is an appropriate and proper expense given the extensive services and expertise we provide, we may not prevail in these tax disputes. In addition, if recently reconvened negotiations result in an overall settlement of outstanding issues with the Government, we might be forced to agree to reduce the amount, or deductibility of the management fees. If GT&T is required to pay these additional taxes, it could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Potential Acquisition

Our ability to expand our US operations pursuant to our pending acquisition of former Alltel assets is subject to the receipt of certain regulatory approvals.

        On June 9, 2009, we entered into a Purchase Agreement with Cellco Partnership d/b/a Verizon Wireless ("Verizon") to acquire wireless assets previously acquired by Verizon it its acquisition of Alltel Corporation ("Alltel") located in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho (the "Alltel Acquisition"). Verizon is required to divest these assets pursuant to consent decrees it entered into with the Department of Justice related to its purchase of Alltel in January 2009. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including (i) the receipt of the approval of the Department of Justice to the Alltel Acquisition, (ii) the receipt of the approval of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition and (iii) the receipt of required consents from state public utility commissions, if any. In 2009, we accumulated $7.2 million of Alltel-Acquisition-related expenses. Although we have received no indication that the required regulatory authorities do not plan to authorize the consummation of the Alltel Acquisition, there can be no guarantee that we will receive all required approvals.

Our ability to finance the Alltel Acquisition depends on our ability to draw upon our existing credit facility.

        In connection with the Alltel Acquisition, we amended and restated our existing credit facility to restate our existing $73.96 million term loan ("Term Loan A") and previously undrawn $75 million revolving credit facility (the "Revolver Facility") and to provide for a new $150 million term loan ("Term Loan B", and, together with Term Loan A and the Revolver Facility, the "New Credit Facility"). No amount is currently outstanding under Term Loan B. We may use the proceeds of the Term Loan B solely in connection with the Alltel Acquisition and it is currently available to be drawn by us until the earlier of (i) completion of the Alltel Acquisition and (ii) March 31, 2010 (the "Term Loan B Commitment Expiration Date"). We intend to request an extension to the Term Loan B Commitment Expiration Date during the first quarter of 2010.

Our financial performance following the consummation of the Alltel Acquisition may not reflect market expectations.

        As previously confirmed in the first quarter of 2010, the Company believes that annualized service revenues from the Alltel Acquisition are expected to range from $450 million to $500 million in the first twelve months following the anticipated close of the transaction. During that period, EBITDA margins are projected to be below industry standards, due to transition and operating expenses. While there can be no assurances regarding our future financial performance as a result of the Alltel Acquisition, we currently expect to progressively increase EBITDA margins over the first twelve to eighteen months and to reach more normalized levels of between 20% and 30% some time in 2011.

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

  •
  A decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by U.S. rural wireless operations that serve tourist destinations.

  •
  GT&T relies substantially on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. Aprolonged economic downturn in the U.S. or Canada could continue to effect inbound calling and, therefore, GT&T's results of operations.

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

        We face competition in the markets in which we operate. For example:

  •
  In Guyana, we have faced competition from Digicel, a nationwide wireless service provider, that has been very aggressive in acquiring a substantial share of the market.

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

  •
  In Bermuda and Turks and Caicos, BDC competes with the incumbent wireless service provider and Digicel, each of which has greater financial and other resources than BDC. BDC's market share has declined over the past two years.

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

        Our operations in Bermuda and the Caribbean may face adverse financial consequences and operational problems due to foreign political or economic changes, such as changes in national or regional political or economic conditions, or laws and regulations that restrict repatriation of earnings or other funds. In addition, we face risks associated with changes in foreign currency exchange rates. Any of these changes could adversely affect our revenues or financial position.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

        We are subject to U.S. federal, state and local regulations and foreign government regulations, all of which are subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot assure you that we can do so in a cost-effective manner. In addition, the failure by us to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

        Our operations in the United States are subject to the Telecommunications Act of 1996 (or 1996 Act). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business, particularly our operations in New England. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act in the next few years. We cannot predict what effect any new legislation will have on our businesses.

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

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures. Our value to the wireless carriers that are customers of our wholesale wireless business depends in part on our network's ability to support the services that such carriers' customers demand. For example, advanced mobile high-speed wireless data services, which allow customers of wireless carriers to use the wireless network to send and receive data files and access the internet at speeds approaching fixed broadband, have become increasingly popular in the United States. While we offer high-speed "3-G" (third generation) mobile data services in some of our retail island wireless businesses, we do not currently offer the more advanced mobile data services to our wholesale customers in the United States. As demand for these services continues to grow, we may have difficulty satisfying our wholesale customers without substantial upgrades, which could have an adverse effect on our business. Similarly, in our retail markets, if we do not offer new services that are popular with customers and are offered by competitors, we may have difficulty attracting and retaining subscribers, which will have an adverse effect on our business.

        We cannot predict the effect of technological changes on our business. Technological changes may result in increases in our capital expenditures. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Also, alternative technologies may be developed that provide communications services or alternative services superior to those available from us. Rapid changes in technology in our market may adversely affect our business. For example, to accommodate the demand by our wholesale wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the internet, and in some cases such capacity may not be available to us or be available on attractive terms. We cannot assure you that we will gain access to spectrum or capacity at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with carriers offering these new technologies in our markets.

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

        We are reliant upon a limited number of network equipment manufacturers, including Nortel Networks and Alcatel-Lucent and Nokia in the United States. Certain entities owned by Nortel Networks filed for bankruptcy protection in 2008 and significant asset sales have been made since that time. Thus far, such bankruptcy filings and asset sales have not had a significant impact on GT&T's existing contracts, however, we currently don't know whether any future asset or entity sales by Nortel Networks will impact us. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

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

        We rely heavily on local management to run our operating units. Many of the markets we operate in are small and somewhat isolated and therefore it is particularly difficult attracting and retaining talented and qualified managers and staff in those markets.

Our network capacity and customer service system may not be adequate and may not expand quickly enough to support our customer growth.

        Our financial and operational success depends on ensuring that we have adequate network capacity and a sufficient customer and operational support systems to accommodate anticipated new customers and the related increase in usage of our network. This includes capacity on our wireless and wireline networks and capacity on our inter- and intra-network transport facilities. Our failure to expand and upgrade our networks and transport facilities to meet the increased usage could impair our quality of service, cause a decline in customer satisfaction and have a material adverse effect on our business.

        Our retail wireless network capacity plans generally rely on:

  •
  the availability of wireless handsets of the appropriate model and type to meet the demands and preferences of our customers;

  •
  the ability to obtain and construct additional cell sites and other infrastructure equipment;

  •
  the ability to secure adequate transport capacity between our cell sites and our network switching and routing platforms and between those platforms and the internet and other carriers.

  •
  the ability to obtain additional spectrum if required; and

  •
  the ability to obtain the capital to expand and upgrade our network.

        In addition, we must implement, manage and monitor effective procedures for customer activation, customer service, billing and other support services. Reliance on our customer service and handset procurement functions increases as we add new customers and offer new services and pricing plans. Our failure to timely and efficiently meet the demands for these services could decrease or slow subscriber growth or delay or otherwise impede billing and collection of amounts owed, which would adversely affect our revenue. We cannot make assurances that our customer service systems and network capacity will expand and adapt quickly enough to keep up with our anticipated customer growth and changes in services, and failure to do so would impair our ability to compete, which would adversely affect our results and financial operations.

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

        Many of the areas in which we operate, which have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas we operate in may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2005 causing major damage to our network and to the island's infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands and a separate hurricane negatively effected operations in the Turks and Caicos. Guyana has suffered from severe rains and flooding in two of the last five years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

        During the last quarter of 2009, the average daily trading volume of our common stock was approximately 51,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters is located at 10 Derby Square, Salem, Massachusetts 01970, where we lease approximately 5,000 square feet of office space. GT&T operations are headquartered in Georgetown, Guyana, where GT&T owns approximately 4,000 square feet of office space. Commnet's operations are headquartered in Atlanta, Georgia, where Commnet leases approximately 5,000 square feet of office space. BDC's operations are headquartered in Bermuda where it leases approximately 5,000 square feet of office space and 4,000 square feet of retail space. Sovernet operations are headquartered in Bellows Falls, Vermont where it leases approximately 9,000 square feet. We lease approximately 9,000 square feet of office space in the Virgin Islands for Choice Communications. In the fourth quarter of 2009, we leased approximately 6,250 square feet of office space in Little Rock, Arkansas, to serve as the headquarters for our Allied Wireless Communications Corporation ("AWCC") subsidiary. The Company also utilizes approximately 324,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by GT&T, on approximately 48 acres of land in various locations throughout Guyana. In addition, we lease and own locations for other switch facilities (including international, local, wireless and broadband data), wireless facilities (including towers) and extensive cabling (including an interest in several inter-country fiber cables). We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

Recent Proceedings

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against the Company and GT&T claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. ATN and GT&T each moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted by ATN and GT&T. On November 7, 2009, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. We believe the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. We plan to vigorously defend against this claim.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed its answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to GT&T's exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

        By letter dated July 17, 2009, Digicel notified GT&T that it is terminating the interconnection agreement between Digicel and GT&T effective in 180 days. That agreement, which the companies signed on April 4, 2003, identifies the terms and conditions by which Digicel and GT&T networks are connected for the exchange of telecommunications traffic in Guyana. Without an interconnection agreement in place, a carrier can refuse to terminate traffic on its network that originated on another party's network. Digicel expressed its desire to renegotiate all terms of interconnection and asserts that it is terminating the existing interconnection agreement to compel GT&T to negotiate new terms and conditions immediately.

        GT&T has frequently expressed to Digicel its preference to negotiate a new interconnection agreement once there is more clarity from the Government of Guyana regarding the timing, scope and substance of its proposed telecommunications legislation, which is likely to affect any interconnection discussion. It is GT&T's expressed belief that renegotiating the terms and conditions of the interconnection agreement at this time would be premature, and that there will be ample time to do so once the Government's liberalization program is prepared and publicized. Nevertheless, in a letter dated August 25, 2009, GT&T proposed that negotiations begin in December 2009, and committed not to disconnect Digicel customers, upon effectiveness of Digicel's termination notification, while negotiations are in progress. In December of 2009, GT&T and Digicel began negotiating a new interconnection agreement. The parties failed to reach agreement on the terms of interconnection and, as a result, on January 13, 2010, the interconnection agreement was terminated. Although the agreement was effectively terminated by Digicel, GT&T and Digicel continue to provide interconnection services to each other. This matter is now pending before the PUC of Guyana.

        On February 17, 2010, GT&T filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GT&T's exclusive license, the contractual relationship governing interconnection services between GT&T and Digicel and the laws of Guyana. GT&T seeks, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of $9 million and punitive damages of approximately $5 million. GT&T plans to vigorously prosecute this suit.

Historical Proceedings

        Historically, we have been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to our knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived.

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

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2008
Quarter ended March 31	$35.01	$27.93
Quarter ended June 30	$35.43	$26.00
Quarter ended September 30	$35.52	$26.02
Quarter ended December 31	$28.30	$16.33
	High	Low
2009
Quarter ended March 31	$26.95	$13.93
Quarter ended June 30	$40.98	$18.45
Quarter ended September 30	$56.56	$34.00
Quarter ended December 31	$58.51	$43.50

        The approximate number of holders of record of Common Stock as of March 16, 2010 was 60.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2009:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008	$0.16	$0.16	$0.18	$0.18
2009	$0.18	$0.18	$0.20	$0.20

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our Common Stock. Because Atlantic Tele-Network, Inc. is a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our common stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2008 and 2009, we paid a total annual dividend of $0.68 and $0.76 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2009

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan(1)
October 1, 2009–October 31, 2009	—		—	—	$2,919,965
November 1, 2009–November 30, 2009	—		—	—	2,919,965
December 1, 2009–December 31, 2009	2,131	(2)	—	—	2,808,173

Total	2,131				$2,808,173

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on December 5, 2009 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on December 5, 2009.

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

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Statement of Operations Data
Revenue:
Wireless	$26,360	$63,038	$83,458	$104,963	$147,024
Local telephone and data	27,530	42,718	46,598	50,670	55,297
International long distance	45,439	46,663	52,635	47,820	38,181
Other	2,952	3,646	4,050	3,888	1,201

Total revenue	102,281	156,065	186,741	207,341	241,703
Operating expenses	64,852	103,079	119,582	137,819	172,012

Income from operations	37,429	52,986	67,159	69,522	69,691
Other income (expense):
Interest expense	(1,629)	(3,739)	(2,282)	(3,144)	(3,706)
Interest income	942	1,592	2,454	1,770	1,153
Other, net	(631)	725	2,239	439	605

Other income (expense), net	(1,318)	(1,422)	2,411	(935)	(1,948)

Income before income taxes	36,111	51,564	69,570	68,587	67,743
Income taxes	21,007	25,538	28,929	29,551	31,160

Income before equity in earnings of unconsolidated affiliates	15,104	26,026	40,641	39,036	36,583
Equity in earnings of unconsolidated affiliates, net of tax	3,043	2,467	2,281	735	—

Net Income	18,147	28,493	42,922	39,771	36,583
Net income attributable to non-controlling interests, net of tax	(4,364)	(4,993)	(4,982)	(4,973)	(1,044)

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$13,783	$23,500	$37,940	$34,798	$35,539

Net income per weighted average share attributable to Atlantic Tele-Network, Inc. Stockholders:
Basic	$1.11	$1.73	$2.50	$2.29	$2.33

Diluted	$1.10	$1.72	$2.48	$2.28	$2.32

Dividends per share applicable to common stock	$0.46	$0.52	$0.60	$0.68	$0.76

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$125,709	$138,573	$155,753	$198,230	$217,016
Total assets	233,831	302,614	352,131	419,821	446,922
Short-term debt (including current portion of long-term debt)	165	—	—	750	3,694
Long-term debt, net	55,585	50,000	50,000	73,311	69,551
Stockholders' equity	116,986	178,770	208,971	228,873	282,431

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide wireless and wireline telecommunications services in North America, the Caribbean and Bermuda through the following principal operating subsidiaries:

  •
  Commnet Wireless, LLC ("Commnet"), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 31%, 34% and 43% of the Company's consolidated revenues for 2007, 2008 and 2009, respectively. ATN acquired a 95% equity interest in Commnet in 2005 and acquired the remaining 5% equity interest in January 2007.

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 57%, 47% and 38% of the Company's consolidated revenues for 2007, 2008 and 2009, respectively.

  •
  Bermuda Digital Communications, Ltd. ("BDC"), a leading wireless voice and data communications service provider in Bermuda, doing business under the name "Cellular One". The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC's outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC's balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Sovernet, Inc. ("Sovernet"), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet's retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Through an acquisition made in 2008, Sovernet also delivers wholesale transport services in New York State through its majority-owned subsidiary, ION. Sovernet currently holds 75% of the equity interest in ION.

  •
  Choice Communications, LLC ("Choice"), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. ATN acquired Choice in 1999. Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

        ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. ATN received management fees from unconsolidated affiliates through May of 2008, which are included in "Other Income" in the accompanying statements of operations.

        The following chart summarizes the operating activities of our principal subsidiaries and the markets they serve as of December 31, 2009:

Services	Segment	Operating Subsidiary	Markets
Wireless	Rural Wireless	Commnet	United States (rural markets)
	Integrated Telephony— International	GT&T	Guyana
	Island Wireless	BDC, Islandcom	Bermuda, Turks and Caicos
Local Telephone and Data	Integrated Telephony— International	GT&T	Guyana
	Integrated Telephony— Domestic	Sovernet, ION	United States (New England and New York State)
	Wireless Data(1)	Choice (internet access)	U.S. Virgin Islands
International Long Distance	Integrated Telephony— International	GT&T	Guyana

(1)
As described above, effective May 31, 2009, the Company terminated its wireless televisions services, and therefore has changed the name of the "Wireless Television and Data" segment to "Wireless Data".

        For information about our business segments and geographical information about our operating revenues and long-lived assets, see Note 15 to the Consolidated Financial Statements included in this Report.

        We are dependent on Commnet and GT&T for a majority of our revenues and profits. For the year ended December 31, 2009, approximately 81% of our consolidated revenue and substantially all of our consolidated operating income were generated by these two operating subsidiaries.

        However, over the last several years, we have added substantially to the diversity of our business and reduced our historical dependence on our Guyana operations for our financial results. This reduction of GT&T's contribution is due mainly to the acquisition and growth of our U.S. wireless as well as the expansion of our U.S. wireline business and the 2008 increase in our ownership interest in our Bermuda operations and related acquisitions. In addition to our pending Alltel Acquisition, we expect to continue this trend of diversification and are actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria. The pending acquisition of the Alltel wireless assets, if completed, will further substantially reduce both Commnet and GT&T's portion of our consolidated revenue. For information regarding the pending Alltel acquisition see "Pending Acquisitions- Alltel Assets" below.

        During 2009, Commnet was the single largest contributor to our revenue and operating income. The revenues and profits of this U.S. wholesale wireless business are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. The growth of these revenues has historically been driven mainly by the rate at which we expand the number of base stations we operate. Commnet competes with wireless service providers that operate networks in its markets and offer wholesale roaming services as well. In addition, our carrier customers may also elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate, reducing or eliminating their need for our services in that market. For example, the recent acquisition by Verizon Wireless of Alltel Corporation assets, and pending acquisition of Alltel assets by AT&T, will result in our wholesale customers having their own infrastructure in certain markets where they are currently served by us. This is expected to result in a significant loss of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other revenues generated or other sources could materially reduce our overall operating profits. For more information regarding this segment, see the discussion of "Rural Wireless" in Note 15 to our Consolidated Financial Statements included in this Report.

        The largest single component of our revenues and profits in the Guyana market has been from international long distance business, which accounted for approximately 16% of our consolidated revenue during the year ended December 31, 2009. While the majority of this international long distance revenue is generated by calls originated by, or terminating with, our wireline and wireless customers, we are currently the exclusive provider of international voice and data in Guyana and therefore generate revenue and profit from calls and data originating on our competitor's wireless network pursuant to an interconnection agreement. Digicel notified us that it terminated the agreement effective January 2010. For more information about Digicel's termination of its interconnection agreement with us, please see "Recent Proceedings" under Item 3—Legal Proceedings.

        The primary drivers of this long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay GT&T for handling incoming international calls and the number of people in Guyana with a wireless handset or fixed telephone line. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and international long distance revenues. Beginning in 2008, we believe there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates, and we are examining automated technical solutions as well. More recently, we also believe the current economic recession has reduced the volume of calls into and out of Guyana and negatively impacted our revenues.

        In addition to our 2010 planned capital expenditures to expand and upgrade our GT&T network, we will be investing over the next six months approximately $8 million to $10 million in a new submarine fiber optic cable in Guyana. We have invested approximately $17.9 million in this cable through December 31, 2009. The construction of this new international cable connecting Guyana to Trinidad will have the potential to provide for continued growth in the provision of high speed data and internet services into Guyana, and give us a cost-effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand. We expect this cable to be operational mid-year 2010.

        As previously disclosed in our public reports, the Government of Guyana has repeatedly stated its intention to introduce additional competition into Guyana's telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications or termination of GT&T's exclusivity rights. In October 2008, GT&T was informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we currently expect draft legislation to be available in the first half of 2010. Our exclusive license has a stated initial term that expires in December 2010 and is according to its terms, renewable for an additional 20 year term at our sole option. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years.

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

        On May 7, 2009, at the Annual General Meeting of GT&T, the representative of the Government of Guyana indicated to representatives of ATN in attendance at the meeting that the Government of Guyana is interested in selling its 20% interest in GT&T. In a letter dated May 21, 2009, the Government of Guyana formally offered to sell its 20% interest in GT&T to ATN, which currently owns 80% of GT&T, and reserved the right to offer to sell such interest to other potential purchasers if ATN decides not to purchase the Government's stake. The Board of Directors of ATN considered the Government's offer and, in a letter dated June 22, 2009, indicated that it was not prepared to make a definitive offer for that interest at this time.

        The principal terms of our investment in GT&T are set forth in the Agreement between The Government of The Co-Operative Republic of Guyana and ATN, dated June 18, 1990 (the "Guyana Agreement"), which is included as Exhibit 10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, as filed with the SEC on May 15, 2006. The Guyana Agreement does not provide for any specific procedures in connection with the potential sale by the Government of Guyana of its 20% interest in GT&T and the Government has not indicated a timeframe in which it would seek to complete any proposed sale.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed its answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to GT&T's exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

  Pending Acquisition- Alltel Assets

        On June 9, 2009, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Cellco Partnership d/b/a Verizon Wireless ("Verizon") to acquire wireless assets previously acquired by Verizon in its acquisition of Alltel Corporation ("Alltel") in certain, primarily rural, markets in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho. Pursuant to the terms of the Purchase Agreement, Verizon will cause certain licenses, network assets, tower and other leases and other assets and certain related liabilities to be contributed to a newly formed, wholly-owned subsidiary limited liability company, whose membership interests will be acquired by the Company for a purchase price of approximately $200 million (the "Alltel Acquisition").

        Verizon is required to divest these and other assets under consent decrees it entered into with the Department of Justice related to its purchase of Alltel in January 2009. On May 8, 2009, AT&T announced it has entered into a definitive agreement with Verizon to acquire the majority of the wireless assets required to be divested (the "AT&T Acquisition"). ATN has contracted to acquire from Verizon the remainder of the assets required to be divested.

        The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States

Department of Justice's approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition.

        In conjunction with the Alltel Acquisition, on January 25, 2010, the Company amended and restated its existing credit facility to restate its existing $73.9 million term loan ("Term Loan A") and previously undrawn $75 million revolving credit facility (the "Revolver Facility") and provide for a new $150 million term loan ("Term Loan B" and together with the Term Loan A and Revolver Facility, the "New Credit Facility"). Upon the closing of the New Credit Facility, $73.9 million was outstanding under the Term Loan A, an amount equal to the outstanding principal amount of the Company's previous term loan under the Company's prior credit facility. No amount is currently outstanding under Term Loan B or the Revolver Facility. The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the Revolver Facility towards the acquisition purchase price and related acquisition expenses and working capital adjustments. We may use the proceeds of the Term Loan B solely in connection with the Alltel Acquisition. Borrowings under the Term Loan B are available to the Company until the earlier of (i) completion of the Alltel Acquisition or (ii) March 31, 2010 (the "Term Loan B Commitment Expiration Date"). We intend to request an extension to the Term Loan B Commitment Expiration Date during the first quarter of 2010. For more information about the New Credit Facility, see Note 7 to the Consolidated Financial Statements in this Report.

  Stimulus Grants

        On August 20, 2009, Commnet and ION filed applications for stimulus funds made available by the US Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

        In December 2009, ION was named to receive a $39.7 million federal stimulus grant to fund its ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project will be undertaken through a public-private partnership between ION and the Development Authority of the North Country ("DANC"), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers.

        The $39.7 million grant, awarded to ION by the National Telecommunications and Information Administration of the U.S. Department of Commerce ("NTIA"), under its Broadband Technology Opportunities Program, will be paid over the course of the project period as expenses are incurred, which is expected to be three years. An additional $9.9 million will be invested in the project by ION and DANC.

        The funding of the new ION project is not scheduled to occur until the second quarter of 2010. Accordingly, the Company did not recognize any of the granted funds during 2009. The results of ION are included in the Company's "Integrated Telephony-Domestic" segment as reported in Note 15 to our Consolidated Financial Statements included in this Report.

        Commnet and the Navajo Tribal Utility Authority submitted a combined request for $35 million of stimulus funds to extend wireless fixed and mobile broadband service in portions of Arizona, New Mexico and Utah, and are awaiting the decision of the US Government.

Results of Operations

Years Ended December 31, 2009 and 2008

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2009
	(In thousands)
REVENUE:
Wireless	$104,963	$147,024	$42,061	40.0%
Local telephone and data	50,670	55,297	4,627	9.1
International long distance	47,820	38,181	(9,639)	(20.2)
Other	3,888	1,201	(2,687)	(69.1)

Total revenue	207,341	241,703	34,362	16.6

OPERATING EXPENSES:
Termination and access fees	34,978	43,412	8,434	24.1
Internet and programming	3,387	1,864	(1,523)	(45.0)
Engineering and operations	24,930	28,107	3,177	12.7
Sales and marketing	13,227	16,148	2,921	22.1
General and administrative	28,701	36,429	7,728	26.9
Acquisition-related charges	1,071	7,163	6,092	568.8
Depreciation and amortization	31,525	38,889	7,364	23.4

Total operating expenses	137,819	172,012	34,193	24.8

Income from operations	69,522	69,691	169	0.2

OTHER INCOME (EXPENSE):
Interest expense	(3,144)	(3,706)	(562)	(17.9)
Interest income	1,770	1,153	(617)	(34.9)
Other income (expense), net	439	605	166	37.8

Other income, net	(935)	(1,948)	(1,013)	(108.3)

INCOME BEFORE INCOME TAXES	68,587	67,743	(844)	(1.2)
Income taxes	29,551	31,160	(1,609)	(5.4)

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	39,036	36,583	(2,453)	(6.3)
Equity in earnings of unconsolidated affiliate	735	—	(735)	(100.0)

NET INCOME	39,771	36,583	(3,188)	(8.0)
Net income attributable to non-controlling interests	(4,973)	(1,044)	3,929	79.0

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$34,798	$35,539	$741	2.1%

        Wireless revenue.    Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations, retail wireless revenues generated in Guyana, and our retail wireless revenues generated by our Island Wireless segment in Bermuda and the islands.

        Wireless revenue increased to $147.0 million for the year ended December 31, 2009 from $105.0 million for the year ended December 31, 2008, an increase of $42.0 million, or 40%. Our rural U.S. business increased its revenues by $34.6 million, or 49%, to $104.7 million from $70.1 million for the year ended December 31, 2009 and 2008, respectively.

        The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations and the expansion of our data capabilities, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada. As of December 31, 2009 a total of 580 base stations were deployed as compared to 473 base stations as of December 31, 2008. Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes, respectively) at existing sites and growth in data roaming revenue and international roaming revenue.

        Verizon's acquisition of Alltel and the AT&T acquisition of certain assets of Alltel, if approved by federal and regulatory authorities, will cause some loss of wireless revenue for us because certain network assets acquired by each of Verizon and AT&T overlap geographically with our U.S. network, of which they were our customers, in a substantial number of areas. In addition, the AT&T acquisition, if approved by the regulatory authorities, would result in a significant additional loss in revenue when AT&T completes its previously announced GSM network build in those areas. AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase. This loss in revenue could have a significant negative impact on our revenues and operating income if it is not offset or replaced by increased revenue in other areas of our U.S. rural wireless business or from other sources (including increased revenue in connection with our pending Alltel Acquisition, if completed).

        While we expect to see a continued increase in wireless revenues from our rural U.S. wireless business in geographical areas not impacted by Verizon or AT&T's acquisition of Alltel Wireless networks, the pace of that increase in non-Alltel overlap markets may be slowed as compared to the growth in previous periods due to scheduled reductions in revenue rates.

        Wireless revenue in Guyana increased by $0.9 million, or 4%, to $21.6 million for the year ended December 31, 2009, from $20.7 million for the year ended 2008. While GT&T continues to respond to increased competition as well as a decrease in rates, wireless subscribers in Guyana increased 17%, from approximately 248,000 subscribers as of December 31, 2008 to approximately 289,000 subscribers as of December 31, 2009.

        While we have seen an increase in wireless subscribers, our competitor, Digicel, a large regional wireless provider, could continue to take market share with aggressive marketing campaigns and spending, including handset subsidies. In addition, the overall number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on Guyana telecommunications carriers, including our GT&T subsidiary, to collect proof of address and photographic identification for all new and existing customers. These requirements mandate that the telecommunications carriers must obtain this information or discontinue services to any undocumented subscribers. These regulations, which recently became effective, are part of broader legislation enacted by the Government requiring telecommunication carriers to implement procedures and network changes intended to assist law enforcement activities. In the case of wireless customers, this data collection requirement must be complied with by December 18, 2009. GT&T has communicated to the Government the logistical difficulty of complying with its records requirement and the possibility for disruptions in service and the Government has indicated that while it may not immediately enforce the disconnection, it will urge all carriers to use all possible avenues to collect this data.

        Our Island Wireless business increased wireless revenue by $6.7 million, to $20.8 million from $14.1 million for the year ended December 31, 2009 and 2008, respectively. The increase in revenues is due to full year consolidation of revenues in 2009 following the increase in our equity position in, and consolidation of BDC, which occurred as of May 15, 2008. Wireless subscribers in Bermuda remained consistent at 20,500 for the years ended December 31, 2008 and 2009, respectively.

        We expect wireless revenue from our Island Wireless business to grow as we complete the expansion and upgrading of our network in our early stage business in Turks and Caicos and launch new services in Bermuda.

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

        Local telephone and data revenue increased by $4.6 million, or 9%, to $55.3 million for the year ended December 31, 2009 from $50.7 million for the year ended December 31, 2008. The increase is predominantly attributable to Sovernet, which increased revenues by $2.8 million, mainly as a result of the addition of ION, which Sovernet acquired on August 15, 2008. Sovernet continues to add business customers for its voice and data services; however, its overall revenue increase is partially offset by the decline in its residential data business, particularly its dial-up internet services. Local telephone and data revenue in Guyana increased $1.4 million, or 5%, to $31.3 million for the year ended December 31, 2009 from $29.9 million for the year ended December 31, 2008. GT&T's access lines in Guyana grew from approximately 139,000 lines as of December 31, 2008 to approximately 147,000 lines as of December 31, 2009 (an increase of 6%). Revenue from the growth in access lines has been partially offset by a decrease in usage that is likely due to wireless service alternatives. Data revenue at our U.S. Virgin Islands subsidiary increased $0.4 million, or 9%, to $5.0 million from $4.6 million for the years ended December 31, 2009 and 2008, respectively.

        In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network expansion, subscriber and access line growth, and capacity sales in New York, New England and Guyana. While ION expects to expand its network and receive a portion of the $39.7 million grant during 2010, we do not expect the network buildout to significantly impact revenue during 2010 since the buildout will not be complete.

        International long distance revenue.    International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations.

        Inbound traffic, which made up 84% of all international long distance traffic and 68% of international long distance revenue for the year ended December 31, 2009, is settled in U.S. dollars. International long distance revenue was $38.2 million for the year ended December 31, 2009, a decrease of $9.6 million, or 20%, from $47.8 million for the year ended December 31, 2008. We believe this decrease is a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment.

        International voice traffic may also be declining as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. That shift to alternatives may grow faster in the future as we expand our data offerings in the market. Although the other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. We have taken a number of measures to counter illegal bypass, but have had limited success to date. These measures include taking action against unlicensed operators in Guyana, introducing special outbound call center rates and we are examining automated technical solutions as well. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of GT&T's license is also likely to negatively impact this revenue in the future. In January 2010, we launched a promotion significantly lowering international calling rates to certain destinations. We expect this to stimulate traffic volumes but expect it still may result in a further revenue decline given the size of the rate reduction. This promotion will expire on March 31, 2010 but we have applied with the Government of Guyana for a three-month extension.

        Other revenue.    Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 69% to $1.2 million for the year ended December 31, 2009 from $3.9 million for the year ended December 31, 2008. On May 31, 2009 the Company terminated its digital television services to focus solely on providing wireless broadband data and dialup internet services.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.

        Termination and access fees increased by $8.4 million, or 24%, from $35.0 million for the year ended December 31, 2008 to $43.4 million for the year ended December 31, 2009, as a result of increased traffic at Commnet, the consolidation of a full year of operating results for BDC in 2009 and an increase in expenses at Sovernet due to a full year of operating results of ION.

        Termination and access fees are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our rural wireless and CLEC operations in Vermont expand.

        Internet and programming expenses.    Internet and programming expenses include internet connectivity charges and digital television programming.

        Internet and programming expenses decreased from $3.4 million for the year ended December 31, 2008 to $1.9 million for the year ended December 31. This decrease was a result of a decrease in expenses from the U.S. Virgin Islands, as we terminated our digital television service on May 31, 2009.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

        Engineering and operations expenses increased by $3.2 million, or 13%, from $24.9 million for the year ended December 31, 2008 to $28.1 million for the year ended December 31, 2009. This increase is primarily the result of the expansion of our wireless networks in the United States and the consolidation of BDC's results for all of 2009.

        We expect that engineering and operations expenses will continue to increase as our networks expand and require additional support.

        Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $2.9 million, or 22%, from $13.2 million for the year ended December 31, 2008 to $16.1 million for the year ended December 31, 2009. The majority of this increase is the result of the consolidation of a full year of operating results of BDC for 2009.

        We expect that sales and marketing expenses will remain fairly consistent as a percentage of related revenues in the near future.

        General and administrative expenses.    General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.

        General and administrative expenses increased by $7.7 million, or 27%, from $28.7 million for the year ended December 31, 2008 to $36.4 million for the year ended December 31, 2009. Of this increase, $3.5 million is the result of our consolidation of a full year of operating results of BDC in 2009. The remaining increase is due to increased overhead to support our growth and internal costs associated with the pending acquisition of Alltel assets.

        While internal costs specific to the pending acquisition of Alltel assets are expected to decrease after the acquisition is completed, we expect overall general and administrative expenses to increase in order to support our growth but remain consistent as compared to our consolidated revenues.

        Acquisition-related charges.    Acquisition-related charges include the external costs, such as legal and consulting, directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, which we incurred during 2009 in connection with the pending acquisition of the Alltel assets.

        For the year ended December 31, 2009 acquisition-related charges were $7.2 million, an increase from $1.1 million for the year ended December 31, 2008. Of the 2009 costs, $6.8 million were associated with the pending acquisition of Alltel assets.

        We anticipate that our acquisition of the Alltel assets will be completed during the first half of 2010. Until then, we expect acquisition-related charges will continue at the current pace. After the acquisition of the Alltel assets is completed, we expect that acquisition-related expenses to continue to be incurred, however, at a much reduced level, as the Company continues to explore additional acquisition opportunities that meet its investment objectives.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

        Depreciation and amortization expenses increased by $7.4 million, or 23%, from $31.5 million for the year ended December 31, 2008 to $38.9 million for the year ended December 31, 2009. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business, the consolidation of a full year of operating results of BDC in 2009, and the acquisitions of ION and Islandcom, which occurred in the third quarter of 2008.

        We expect depreciation and amortization expenses to continue to increase as a result of a future network expansion.

        Interest expense.    Interest expense represents interest incurred on our outstanding credit facilities.

        Interest expense increased from $3.1 million for the year ended December 31, 2008 to $3.7 million for the year ended December 31, 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the years ended December 31, 2008 or 2009.

        On September 10, 2008, the Company repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million variable rate term loan. At the same time, the Company's variable rate revolving line of credit facility expanded from $20.0 million to $75.0 million. Also during September 2008, the Company entered into an interest rate swap agreement, to effectively lock the Company's interest rate on $68.0 million of these facilities at 5.67%, which is further detailed in Note 8 to the Consolidated Financial Statements included in this Report.

        As described in Note 7 to the Consolidated Financial Statements, the Company entered into an amended and restated credit agreement on January 20, 2010. The amended credit facility is expected to increase the Company's interest expense in the future pending the Company's completion of the acquisition of the Alltel assets.

        Interest income.    Interest income represents interest earned on our cash, cash equivalent and short term investments.

        Interest income decreased to $1.2 million from $1.8 million for the year ended December 31, 2009 and 2008, respectively. This decrease is a result of a decrease in the interest rates and subsequent amount earned on our cash and investments.

        Income taxes.    The effective tax rate was 43% for the year ended December 31, 2008 and 46% for the year ending December 31, 2009. Income tax expense includes income taxes at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions as well as the receipt of dividends from our foreign subsidiaries. The increase in the consolidated effective tax rate was a result of losses in our Island Wireless segment for which we receive no tax benefit.

        Net Income Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests consists of the Guyana government's 20% interest in GT&T, a non-controlling shareholder's 4% interest in Sovernet, other non-controlling shareholders' interests in certain consolidated subsidiaries of Commnet, and non-controlling shareholders' 42% equity interest in BDC as well as non-controlling shareholders' interests in consolidated subsidiaries of Sovernet and BDC.

        Net income attributable to non-controlling interests decreased from $5.0 million for the year ended December 31, 2008 to $1.0 million for the year ended December 31, 2009. This decrease is a result of the allocation of non-controlling shareholders' share of losses in our two early stage businesses (ION and Islandcom) following the adoption the FASB's authoritative guidance on noncontrolling interests in consolidated financial statements in 2009.

        Net income attributable to Atlantic Tele-Network, Inc. Stockholders.    As a result of the above factors, net income increased to $35.5 million for the year ended December 31, 2009 from $34.8 million for the year ended December 31, 2008. On a per share basis, net income increased from $2.29 per basic and $2.28 per diluted share to $2.33 per basic and $2.32 per diluted share for the years ended December 31, 2008 to 2009, respectively.

        Segment results.    We have five material operating segments, which we manage and evaluate separately: (1) Rural Wireless; (2) Integrated Telephony—International; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data. Island Wireless became an operating segment upon completion of BDC's share repurchase and the resulting increase in our equity interest in BDC, effective May 15, 2008. Segment results are set forth in Note 15 to the Consolidated Financial Statements included in this Report.

Years Ended December 31, 2008 and 2007

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2007	2008
	(In thousands)
REVENUE:
Wireless	$83,458	$104,963	$21,505	25.8%
Local telephone and data	46,598	50,670	4,072	8.7
International long distance	52,635	47,820	(4,815)	(9.1)
Other	4,050	3,888	(162)	(4.0)

Total revenue	186,741	207,341	20,600	11.0

OPERATING EXPENSES:
Termination and access fees	29,379	34,978	5,599	19.1
Internet and programming	3,379	3,387	8	0.2
Engineering and operations	23,037	24,930	1,893	8.2
Sales and marketing	15,526	13,227	(2,299)	(14.8)
General and administrative	23,136	28,701	5,565	24.1
Acquisition-related charges	—	1.071	1,071	100.0
Depreciation and amortization	26,686	31,525	4,839	18.1
Impairment of assets	4,400	—	(4,400)	(100.0)
Gain on disposition of assets, net	(5,961)	—	5,961	100.0

Total operating expenses	119,582	137,819	18,237	15.3

Income from operations	67,159	69,522	2,363	3.5

OTHER INCOME (EXPENSE):
Interest expense	(2,282)	(3,144)	(862)	(37.8)
Interest income	2,454	1,770	(684)	(27.9)
Other income (expense), net	2,239	439	(1,800)	(80.4)

Other income (expense), net	2,411	(935)	(3,346)	(138.8)

INCOME BEFORE INCOME TAXES	69,570	68,587	(983)	(1.4)
Income taxes	28,929	29,551	622	2.2

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	40,641	39,036	(1,605)	(3.9)
Equity in earnings of unconsolidated affiliate	2,281	735	(1,546)	(67.8)

NET INCOME	42,922	39,771	3,151	7.3
Net income attributable to non-controlling interests	(4,982)	(4,973)	9	0.2

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$37,940	$34,798	$(3,142)	(8.3)%

        Wireless revenue.    Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations and retail wireless revenues generated in Guyana. For 2008, wireless revenue also includes retail wireless revenues generated by our Island Wireless segment.

        Wireless revenue increased to $105.0 million for 2008 from $83.5 million for 2007, an increase of $21.5 million, or 26%. Notwithstanding the sale of 59 base stations during the fourth quarter of 2007, our rural U.S. business increased its revenues by $12.4 million, or 21%, to $70.1 million for 2008 from $57.7 million for 2007. The increase in revenue from our U.S. wireless business was due primarily to growth in voice and data traffic at existing sites, as well as the continued deployment of additional GSM and CDMA wireless base stations that generated additional minutes of use and increased data revenue. Also included in this increase was $1.9 million of switching fees earned on the 59 sold base stations. As of December 31, 2008, a total of 473 base stations were deployed as compared to 303 base stations as of December 31, 2007. We put into service 165 new base stations, acquired 46 base stations, and decommissioned 41 older TDMA/Analog base stations.

        The consolidation of our BDC operating results, which began as of May 15, 2008, contributed $14.1 million of the increase in wireless revenue. This increase in wireless revenue from our rural U.S. operations and BDC was partially offset by a decline in wireless revenue in Guyana. Digicel entered the Guyana market in early 2007 with aggressive marketing campaigns and handset subsidies. This decline in revenue in 2008 reflects the continued impact of that competition, a decrease in rates and the introduction of per second billing in March 2007 for all wireless calls. This additional competition in Guyana caused our wireless subscribers to decrease by 80,000, or 24%, from 328,000 subscribers as of December 31, 2007 to 248,000 subscribers as of December 31, 2008, respectively. We also believe there may have been a decline in the total wireless subscribers in the market as the level of handset subsidies and giveaways fell from 2007. These factors resulted in a $5.1 million decrease in GT&T's wireless revenue from $25.8 million during 2007 to $20.7 million during 2008.

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

        Other revenue.    Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which decreased 5% to $3.9 million for 2008 from $4.1 million for 2007. On May 31, 2009 the Company terminated its digital television services to focus solely on providing wireless broadband data and dial-up internet services.

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

        General and administrative expenses.    General and administrative expenses increased by $5.6 million, or 24%, from $23.1 million to $28.7 million for 2007 and 2008, respectively. Of this increase, $4.8 million is a result of our consolidation of BDC's financials beginning in 2008.

        Acquisition related charges.    We incurred $1.0 million in legal and related expenses in an unsuccessful effort to acquire a company out of bankruptcy at the end of 2008.

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

        Income taxes.    Our effective tax rate was 42% for 2007 and 43% for 2008. Income tax expense includes tax at the statutory U.S. federal and state income tax rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions as well as the receipt of dividends from our foreign subsidiaries.

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

        Net income attributable to non-controlling interests.    Net income attributable to non-controlling interests consists of the Guyana government's 20% interest in GT&T, a minority shareholder's 4% interest in Sovernet, minority shareholders' 42% equity interest in BDC, subsequent to our consolidation of BDC in May 2008, and other minority shareholders' interests in certain consolidated subsidiaries of Commnet and Sovernet. Net income attributable to non-controlling interests remained unchanged at $5.0 million for 2007 and 2008, respectively.

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

        We expect to fund the pending acquisition of Alltel assets by using $40 million to $50 million of our currently available cash, drawing $150 million from our new term loan (see, Cash Generated by Financing Activities, below) and by funding the remaining balance by borrowing against our new revolving line of credit (see, Cash Generated by Financing Activities, below).

  Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our networks. For the years ended December 31, 2008 and 2009, we spent approximately $47.4 million and $59.7 million on capital expenditures, respectively. Of the $59.7 million of 2009 capital expenditures, we spent approximately $23.4 million expanding Commnet's network by increasing the number of base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. Of the $25.0 million spent in Guyana, $13.4 million was related to construction costs on a new fiber optic submarine cable into the country which is expected to be ready for use during mid-2010, while the remainder was for the expansion of the capacity and coverage of Guyana's wireline and wireless network. A majority of the remaining 2009 consolidated capital expenditures was incurred by our Island Wireless segment in connection with our network development in Turks and Caicos, which is scheduled to be operational during the first half of 2010.

        We are continuing to invest in expanding the networks of most of our currently existing subsidiaries and expect to incur capital expenditures between $45 million and $55 million for this expansion during the year ending December 31, 2010. A majority of these network expenditures will be used at Commnet and GT&T, including $8 million to $10 million relating to the construction of the submarine fiber optic cable in Guyana. Separately, if the pending acquisition of the Alltel assets is completed during the first half of 2010, we expect to incur an additional $40 million to $45 million of capital expenditures primarily related to network migration and IT and system conversion costs. We expect to fund our current capital expenditures primarily from cash generated from our operations, but may borrow against our new line of credit or seek additional debt financing outside our bank credit facility.

        Acquisitions and Investments.    Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. We intend to fund our pending acquisition of Alltel assets by using $40 million to $50 million of our currently available cash, drawing $150 million from our new term loan (see, Cash Generated by Financing Activities, below) and by funding the remaining balance by borrowing against our new line of credit (see, Cash Generated by Financing Activities, below).

        We also continue to explore opportunities to acquire communications properties or licenses in the Caribbean, the United States and elsewhere. We also explore opportunities to substantially expand our existing networks in the United States and the Caribbean. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses, such acquisitions may be accomplished through the issuance of shares of our Common Stock, payment of cash or incurrence of additional debt.

        Dividends.    We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2009, our dividends to our stockholders approximated $11.6 million (which reflects dividends paid on April 10, 2009, July 10, 2009, October 15, 2009, and January 11, 2010). We have paid quarterly dividends for the last 45 fiscal quarters.

        Stock Repurchase Plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of December 31, 2009 repurchasing common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during 2009.

        Cash Generated by Financing Activities.    On January 25, 2010, the Company amended and restated its existing credit facility with CoBank, ACB and other lenders to restate its existing $73.9 million term loan ("Term Loan A") and previously undrawn $75 million revolving credit facility (the "Revolver Facility") and provide for a new $150 million term loan ("Term Loan B" and together with the Term

Loan A and Revolver Facility, the "New Credit Facility"). The New Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

        The Term Loan A and the Term Loan B each mature on September 30, 2014 and the Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Term Loan A, Term Loan B and the Revolver Loan bear interest at a rate equal to, at the Company's option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company's indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement).

        All amounts outstanding under the Revolver Loan will be due and payable upon the earlier of the maturity date or the acceleration of the loan upon an event of default. Amounts outstanding under the Term Loan A and the Term Loan B will be due and payable commencing on March 31, 2010 in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. Remaining balances will be due and payable upon maturity, unless the loans are accelerated upon an event of default.

        Upon the closing of the New Credit Facility, $73.9 million was outstanding under the Term Loan A, an amount equal to the outstanding principal amount of the Company's previous term loan under the Company's prior credit facility. No amount is currently outstanding under Term Loan B or the Revolver Facility. The Company plans to use cash on hand, the proceeds from Term Loan B and a portion of the proceeds available under the Revolver Facility towards the Alltel Acquisition purchase price and related acquisition expenses and working capital adjustments. The Company's ability to draw under the Term Loan B is subject to customary closing conditions. We may use the proceeds of the Term Loan B solely in connection with the Alltel Acquisition. Borrowings under the Term Loan B are available to the Company until the earlier of (i) completion of the Alltel Acquisition or (ii) March 31, 2010 (the "Term Loan B Commitment Expiration Date"). We intend to request an extension to the Term Loan B Commitment Expiration Date during the first quarter of 2010.

        The New Credit Facility contains certain affirmative and negative covenants of the Company and its subsidiaries as set forth below under "—Factors Affecting Sources of Liquidity." The New Credit Facility is guaranteed by the Company's U.S. domestic subsidiaries and is collateralized by a security interest in substantially all of the assets of and stock owned by the Company and such guarantors. As of March 16, 2010, the Company was in compliance with all of the covenants of the New Credit Facility.

        On September 23, 2008 the Company executed a forward starting interest rate swap. The Company's objective in using the derivative is to add stability to interest expense and to manage our exposure to adverse changes in interest rates. The interest rate swap has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%. The interest rate swap agreement effectively converts the variable interest payments on the first $68 million of the Company's term debt to a fixed rate of 4.42% plus the Company's credit spread, over the life of the agreement. The interest rate swap agreement has a maturity date of September 15, 2015.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt and lease obligations as of December 31, 2009 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt	$73.9	$3.7	$18.5	$51.7	$—
Capital expenditures	5.0	5.0	—	—	—
Pension obligations	0.8	0.8	—	—	—
Operating lease obligations	32.3	9.8	16.2	1.8	4.5

Total	$112.0	$19.3	$34.7	$53.5	$4.5

  Sources of Cash

        Total Liquidity at December 31, 2009.    As of December 31, 2009, we had approximately $90.2 million in cash and cash equivalents, an increase of $10.5 million from the December 31, 2008 balance of $79.7 million. In addition, the Company has $5.2 million in restricted cash escrowed for payment on the undersea cable in Guyana. We believe our existing cash balances and other capital resources, including the $75.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs.

        Cash Generated by Operations.    Cash provided by operating activities was $92.2 million for the year ended December 31, 2009 compared to $68.3 million for the year ended December 31, 2008. The increase of $23.9 million was primarily due to a decrease in prepaid taxes and an increase in accounts payable and accrued expenses.

  Factors Affecting Sources of Liquidity

        Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see "Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana", "Business—Regulation of Our GT&T Subsidiary".

        Restrictions Under Credit Facility.    Our credit facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, our credit facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of March 16, 2010, we were in compliance with all of the covenants of our credit facility and would be able to fully draw the $75 million available under our revolving credit facility. We may use the proceeds of the Term Loan B solely in connection with the Alltel Acquisition. Borrowings under the Term Loan B are available to the Company until the earlier of (i) completion of the Alltel Acquisition or (ii) March 31, 2010 (the "Term Loan B Commitment Expiration Date"). We intend to request an extension to the Term Loan B Commitment Expiration Date during the first quarter of 2010.

        Our ability to draw additional term loans of up to an aggregate of $50 million is subject to Lender and Administrative Agent approval.

        Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission ("SEC") requirements for the offering of securities. In June 2009, the Company's "universal" shelf registration statement filed with the SEC expired by its own terms. The Company currently anticipates that it will file with the SEC a new "universal" shelf registration in the first half of 2010, subject to closing of the Alltel Acquisition and completion of the required audited financial statements in connection therewith. If declared effective by the SEC, such filing will register potential future offerings by the Company, of the Company's securities.

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

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, we apply the criteria established by the authoritative guidance for revenue recognition and defer those items that do not meet the recognition criteria. As a result of the cutoff times of our billing cycles, we are often required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical evidence with each customer or carrier. Adjustments affecting revenue can and occasionally do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue, however historically these adjustments have not been material.

        A small portion of our revenue is attributable to activation or reactivation fees, installation fees and equipment sales. We evaluate these and, where the amounts charged for such services or the equipment does not represent a separate unit of accounting, these amounts are deferred and recognized ratably over the estimated customer relationship period.

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

        Long-Lived and Intangible Assets.    In accordance with the authoritative guidance regarding the accounting for impairments or disposals of long-lived assets and the authoritative guidance for the accounting for goodwill and other intangible assets, we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to the assets are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. During the fourth quarter of 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a $4.4 million impairment charge in its 2007 statement of operations. See Note 10 to the Consolidated Financial Statements included in this report for additional information on the impairment charge.

        Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

        We also assess the carrying value of goodwill and indefinite-lived intangible assets on an annual or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

        We assess the recoverability of the value of our FCC licenses using a market approach. We believe that our FCC licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, we may be required to record an impairment charge. We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a license by license basis.

        Contingencies.    We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $23.5 million at December 31, 2009, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims.

Recent Accounting Pronouncements

  Recently Adopted Standards

        In June 2009, the FASB issued guidance which changed the referencing of financial standards and the Hierarchy of Generally Accepted Accounting Principles and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the provisions of the new guidance in the third quarter of 2009 and updated its interim disclosures.

        In April 2009, the FASB issued new authoritative guidance that requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. In addition to the changes in measurement and presentation, the new guidance expands the disclosures related to other-than-temporary impairments and require all such disclosures to be included in both interim and annual periods. The provisions of the new guidance were effective for the three month period ended June, 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB issued new authoritative guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB standards when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the new guidance requires that the presentation of the fair value hierarchy be presented by major security type in accordance with FASB guidance. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree's assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business. In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company's financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated. We expensed $7.2 million in acquisition-related costs in 2009.

        In April 2009, the FASB issued new authoritative guidance which amends the initial and subsequent measurement guidance and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The provisions of this guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

        In January 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, this guidance requires those disclosures in all interim financial statements. The Company adopted the provisions of this guidance, as required, for the period ended June 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2008, the FASB issued new authoritative guidance that provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of the provisions of this guidance increases the disclosures in the financial statements related to the assets of an employers' defined benefit pension plan. This new guidance was effective as of December 31, 2009 and did not have a material impact on the consolidated financial statements.

  Standards to be Adopted

        In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company's variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    GT&T's functional currency is the U.S. dollar because a significant portion of GT&T's revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar, however the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004 so we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the US dollar is the recognized currency.

        Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of December 31, 2009, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $5.9 million of long term debt as of December 31, 2009, is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer or persons performing similar functions and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on its assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

        Our internal control over financial reporting as of December 31, 2009 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page F-2.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 16, 2010, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	45	President and Chief Executive Officer
Justin D. Benincasa	48	Chief Financial Officer and Treasurer
William F. Kreisher	47	Senior Vice President, Corporate Development
Douglas J. Minster	49	Vice President, General Counsel and Secretary
John P. Audet	52	Vice President, Financial Analysis and Planning
Andrew S. Fienberg	42	Chief Accounting Officer

        Michael T. Prior is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer and was appointed President and Chief Executive Officer in December 2005. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver-based investment banking and financial advisory firm focused on the telecommunications sector. From 1999 to 2002, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider. From 1998 to 1999, Mr. Prior was a member of ComSpace Development LLC, a seed investment concern in the communications industry and an early investor in LighTrade. From 1992 to 1998, Mr. Prior was a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York and Perkins Coie LLP in Seattle. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. He is the son of Cornelius B. Prior, Jr., Chairman of our Board. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young.

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

        Douglas J. Minster joined us in 2003 as our Vice President, General Counsel and Secretary. From November 1999 to February 2002, Mr. Minster served as Vice President, External Affairs, at LighTrade, Inc. From 1997 to 1998, he headed corporate development at IP Radio, Inc., a wireless broadband service. From 1990 to 1992, he served as a senior legal advisor at Time Warner

Telecommunications. In addition, Mr. Minster co-founded Digital Satellite Broadcasting Corp., a satellite radio company, helping to develop the regulatory foundation for the satellite radio service. Mr. Minster began his career as an attorney at the FCC, later joining the former Chairman of the FCC at Patrick Communications as an advisor on domestic and international regulatory and legal issues. He received a B.S. degree from Ithaca College and a J.D. degree from The Catholic University of America, Columbus School of Law.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2010 (or 2010 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2010 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive compensation will be set forth in our 2010 Proxy Statement under "Executive Officer and Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2010 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2010 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2010 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2010 Proxy Statement under "Independent Registered Public Accounting Firm" and is incorporated herein by reference.

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

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Salem, Massachusetts on the 16th day of March, 2010.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2010.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman of the Board
/s/ MARTIN L. BUDD Martin L. Budd	Director
/s/ THOMAS V. CUNNINGHAM Thomas V. Cunningham	Director
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ BRIAN A. SCHUCHMAN Brian A. Schuchman	Director
/s/ HENRY U. WHEATLEY Henry U. Wheatley	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2007, 2008 and 2009

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for non-controlling interests and, as discussed in Note 2, the manner in which it accounts for business combinations.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2010

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2009

(In Thousands, Except Share Data)

	December 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$79,665	$90,247
Restricted cash	—	5,248
Short-term investments	2,956	—
Accounts receivable, net of allowances of $2.5 million and $4.2 million, respectively	26,779	26,831
Materials and supplies	5,669	5,917
Prepaid income taxes	10,708	—
Deferred income taxes	1,443	3,046
Prepayments and other current assets	4,101	5,226

Total current assets	131,321	136,515

Fixed Assets:
Property, plant and equipment	342,059	390,423
Less accumulated depreciation	(143,829)	(173,408)

Net fixed assets	198,230	217,015

Licenses	33,658	34,830
Goodwill	40,237	40,361
Other intangibles, net	2,456	1,848
Deferred income taxes	8,570	9,085
Other assets	5,349	6,900

Total assets	$419,821	$446,554

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$750	$3,694
Accounts payable and accrued liabilities	28,707	29,717
Dividends payable	2,777	3,055
Accrued taxes	8,631	9,900
Advance payments and deposits	3,652	3,756
Other current liabilities	3,395	6,765

Total current liabilities	47,912	56,887
Deferred income taxes	28,736	32,171
Other liabilities	8,202	5,512
Long-term debt, excluding current portion	73,311	69,551

Total liabilities	158,161	164,121

Commitments and contingencies (Note 13)
Atlantic Tele-Network, Inc.'s Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,725,057 and 15,732,382 shares issued, respectively, and 15,228,610 and 15,233,745 shares outstanding, respectively	157	158
Treasury stock, at cost; 496,447 and 498,637 shares, respectively	(4,560)	(4,687)
Additional paid-in capital	107,312	108,720
Retained earnings	132,866	156,827
Accumulated other comprehensive loss	(6,902)	(5,272)

Total Atlantic Tele-Network, Inc's stockholders' equity	228,873	255,746

Non-controlling interests	32,787	26,687

Total stockholders' equity	261,660	282,433

Total liabilities and stockholders'equity	$419,821	$446,554

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2007, 2008 and 2009

(In Thousands, Except Per Share Data)

	December 31,
	2007	2008	2009
REVENUE:
Wireless	$83,458	$104,963	$147,024
Local telephone and data	46,598	50,670	55,297
International long distance	52,635	47,820	38,181
Other	4,050	3,888	1,201

Total revenue	186,741	207,341	241,703

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	29,379	34,978	43,412
Internet and programming	3,379	3,387	1,864
Engineering and operations	23,037	24,930	28,107
Sales and marketing	15,526	13,227	16,148
General and administrative	23,136	28,701	36,429
Acquisition-related charges	—	1,071	7,163
Depreciation and amortization	26,686	31,525	38,889
Impairment of long-lived assets	4,400	—	—
Gain on disposition of long-lived assets	(5,961)	—	—

Total operating expenses	119,582	137,819	172,012

Income from operations	67,159	69,522	69,691

OTHER INCOME (EXPENSE):
Interest expense	(2,282)	(3,144)	(3,706)
Interest income	2,454	1,770	1,153
Other income, net	2,239	439	605

Other income (expense), net	2,411	(935)	(1,948)

INCOME BEFORE INCOME TAXES	69,570	68,587	67,743
Income taxes	28,929	29,551	31,160

INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	40,641	39,036	36,583
Equity in earnings of unconsolidated affiliate, net of tax	2,281	735	—

NET INCOME	42,922	39,771	36,583
Net income attributable to non-controlling interests, net of tax of $3.7 million, $3.1 million and $2.8 million, respectively	(4,982)	(4,973)	(1,044)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$37,940	$34,798	$35,539

NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$2.49	$2.29	$2.33

Diluted	$2.48	$2.28	$2.32

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,210	15,215	15,234

Diluted	15,304	15,271	15,337

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.60	$0.68	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2007, 2008, and 2009

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity
Balance, December 31, 2006	$157	$(3,557)	$104,356	$79,599	$(1,785)	$178,770
Reissuance of 21,000 shares of common stock from treasury for acquisition of remaining 5% interest in Commnet	—	156	473	—	—	629
Award of 2,000 shares of common stock under Directors' Remuneration Plan	—	—	94	—	—	94
Reissuance of 14,756 shares of common stock from treasury under Directors' Remuneration Plan	—	108	(108)	—	—	—
Issuance of 12,500 shares of common stock upon exercise of stock options	—	—	209	—	—	209
Issuance of 10,000 shares of common stock under 2005 Restricted Stock Plan	—	—	—	—	—	—
Repurchase of 3,333 vested shares of common stock issued under 2005 Restricted Stock Plan	—	(110)	110	—	—	—
Stock-based compensation	—	—	904	—	—	904
Dividends on common stock	—	—	—	(9,125)	—	(9,125)
Comprehensive income:
Net income	—	—	—	37,940	—	37,940
Other comprehensive income, net of tax of $398	—	—	—	—	(450)	(450)

Total comprehensive income						37,490

Balance, December 31, 2007	157	(3,403)	106,038	108,414	(2,235)	208,971
Reissuance of 876 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—
Issuance of 18,125 shares of common stock upon exercise of stock options	—	—	304	—	—	304
Issuance of 31,414 shares of common stock under 2008 Equity Incentive Plan	—	—	—	—	—	—
Purchase of 42,351 shares of common stock	—	(1,164)	—	—	—	(1,164)
Stock-based compensation	—	—	977	—	—	977
Dividends on common stock	—	—	—	(10,346)	—	(10,346)
Comprehensive income:
Net income	—	—	—	34,798	—	34,798
Other comprehensive income, net of tax of $3,105	—	—	—	—	(4,667)	(4,667)

Total comprehensive income						30,131

Balance, December 31, 2008	157	(4,560)	107,312	132,866	(6,902)	228,873
Reissuance of 791 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—
Issuance of 4,375 shares of common stock upon exercise of stock options	1	—	73	—	—	74
Issuance of 2,950 shares of common stock under 2008 Equity Incentive Plan	—	—	—	—	—	—
Purchase of 2,981 shares of common stock	—	(134)	—	—	—	(134)
Acquisition of additional interests in majority owned subsidiary	—	—	(22)	—	—	(22)
Stock-based compensation	—	—	1,364	—	—	1,364
Dividends on common stock	—	—	—	(11,578)	—	(11,578)
Comprehensive income:
Net income	—	—	—	35,539	—	35,539
Other comprehensive income, net of tax of $1,058	—	—	—	—	1,630	1,630

Total comprehensive income						37,169

Balance, December 31,2009	$158	$(4,687)	$108,720	$156,827	$(5,272)	$255,746

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2008 and 2009

(In Thousands)

	December 31,
	2007	2008	2009
Cash flows from operating activities:
Net income	$42,922	$39,771	$36,583
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	26,686	31,525	38,889
Provision for doubtful accounts	1,196	2,021	1,402
Amortization of debt discount and debt issuance costs	—	227	503
Impairment of long-lived assets	4,400	—	—
Gain on disposition of long-lived assets	(5,961)	—	—
Dividends received from unconsolidated affiliates	1,935	1,106	—
Stock-based compensation	1,013	977	1,364
Deferred income taxes	584	8,414	1,620
Equity in earnings of unconsolidated affiliates	(2,281)	(735)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(8,018)	1,112	(1,454)
Materials and supplies, prepayments, and other current assets	1,106	2,826	(791)
Prepaid income taxes	—	(10,708)	10,708
Accounts payable and accrued liabilities	3,383	(3,782)	5,606
Accrued taxes	3,125	(2,164)	(92)
Other	(950)	(2,308)	(1,712)

Net cash provided by operating activities	69,140	68,282	92,626

Cash flows from investing activities:
Capital expenditures	(48,894)	(47,353)	(59,719)
Acquisitions of businesses, net of cash acquired of $0, $5,736 and $0	(6,715)	(23,423)	(24)
Acquisitions of assets	(50)	(6,092)	(25)
Decrease/(increase) in restricted cash	(4,831)	4,831	(5,248)
Net proceeds from sale of assets	18,430	—	—
Sale/(purchase) of short term investments	(5,280)	2,324	2,956

Net cash used in investing activities	(47,340)	(69,713)	(62,060)

Cash flows from financing activities:
Dividends paid on common stock	(8,839)	(10,029)	(11,301)
Distribution to minority stockholders	(2,430)	(2,775)	(8,098)
Payment of debt issuance costs	—	(982)	(150)
Proceeds from stock option exercises	209	304	74
Repayment of long-term debt	—	(50,375)	(750)
Purchase of common stock	(110)	(1,164)	(134)
Investments made by minority shareholders in consolidated affiliates	—	582	375
Borrowings of long-term debt, net of discounts	—	74,362	—

Net cash provided by (used in) financing activities	(11,170)	9,923	(19,984)

Net change in cash and cash equivalents	10,630	8,492	10,582
Cash and cash equivalents, beginning of year	60,543	71,173	79,665

Cash and cash equivalents, end of year	$71,173	$79,665	$90,247

Supplemental cash flow information:
Interest paid	$2,282	$3,181	$3,814

Taxes paid	$25,769	$34,277	$27,026

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        Atlantic Tele-Network, Inc. ("ATN" or "Company") provides wireless and wireline telecommunication services in North America and the Caribbean through the following operating subsidiaries:

  •
  Commnet Wireless, LLC ("Commnet"), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 31%, 34% and 43% of the Company's consolidated revenues for 2007, 2008 and 2009, respectively. ATN acquired a 95% equity interest in Commnet in 2005 and acquired the remaining 5% equity interest in January 2007.

  •
  Guyana Telephone & Telegraph Company, Ltd. ("GT&T"), the national and international telephone company in the Republic of Guyana and the largest wireless service provider in that country. The Company has owned 80% of the stock of GT&T since January 1991. GT&T generated approximately 57%, 47% and 38% of the Company's consolidated revenues for 2007, 2008 and 2009, respectively.

  •
  Bermuda Digital Communications, Ltd. ("BDC"), a leading wireless voice and data communications service provider in Bermuda, doing business under the name "Cellular One". The Company acquired an equity interest in, and signed a management contract with, BDC in 1998. On May 15, 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC's outstanding common stock. Prior to this increase in holdings, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. Effective with the completion of that share repurchase, the Company began consolidating BDC's balance sheet and results of operations. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Sovernet, Inc. ("Sovernet"), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet's retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Through an acquisition made in 2008, Sovernet also delivers wholesale transport services in New York State through its majority-owned subsidiary, ION. Sovernet currently holds 75% of the equity interest in ION.

  •
  Choice Communications, LLC ("Choice"), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice was acquired by ATN in 1999 and is a wholly owned subsidiary of the Company. Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

        ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to approximately 3% to 6% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation. ATN received management fees from unconsolidated affiliates in 2007 and 2008, which are included in "Other Income" in the accompanying income statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of Financial Accounting Standards Board ("FASB") authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities. Revenue from these entities constitutes less than 1% of total Company revenue.

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

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2009, the Company had deposits with banks in excess of FDIC insured limits and $13.1 million of its cash is on deposit with non-insured institutions such as corporate money market issuers. Except for $5.2 million of cash that is restricted for the purpose of acquiring certain equipment, the Company's cash and cash equivalents are not subject to any restrictions. As of December 31, 2008 and 2009, the Company held $14.9 million and $5.3 million of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Short-Term Investments

        The Company classifies short term investments as available-for-sale in accordance with the authoritative guidance for the accounting for certain investments in debt and equity securities. These securities are carried at fair market value, with unrealized gains and losses reported as a component of other comprehensive income (loss) in stockholders' equity. Gains or losses on securities sold are based on the specific identification method. Short term investments at December 31, 2008 consisted of certificates of deposit held in U.S. dollars by GT&T that had an original maturity date greater than three months. There were no gains or losses, realized or unrealized, with respect to short term investments in any year presented.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Materials and Supplies

        Materials and supplies primarily include handsets, customer premise equipment, cables, and poles and are carried at weighted-average cost.

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $1.1 million and $1.6 million as of December 31, 2008 and 2009, respectively, for estimated costs associated with asset retirement obligations.

        In accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets", the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to an asset are less than its carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

        During 2007, the Company determined that certain assets of Choice Communications became impaired, and as such, recorded a $4.4 million impairment charge in its 2007 income statement. See Note 10 for additional information on the impairment charge and the sale of such assets during 2009 to the Company's Chairman.

Goodwill and Other Indefinite-Lived Intangible Assets

        As a result of acquisitions, the Company has identified intangible assets and generated significant goodwill. Intangible assets are valued based on estimates of future cash flows and amortized over their estimated useful life. Goodwill is subject to annual impairment testing as well as testing upon the occurrence of any event that indicates a potential impairment. Intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. If the Company's expectations of future results and cash

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

flows are significantly diminished, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. When the Company determines that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, the Company uses the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. To measure impairment for goodwill, the Company compares the fair value of its reporting units by measuring discounted cash flows to the book value of the reporting units. Goodwill would be impaired if the resulting implied fair value of goodwill was less than the recorded book value of the goodwill.

        The estimation of useful lives and expected cash flows requires the Company to make significant judgments regarding future periods that are subject to some factors outside of its control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

        The Company has elected to perform its annual goodwill impairment testing on December 31st of each fiscal year, or more often if events or circumstances indicate that there may be impairment. Reporting units are defined as operating segments. The Company allocates goodwill to reporting units at the time of acquisition and base that allocation on which reporting units will benefit from the acquired assets and liabilities. The estimated fair values of our reporting units were based on discounted cash flow models derived from internal earnings and external market forecasts. Assumptions in estimating future cash flows are subject to a high degree of judgment and complexity. The Company makes every effort to forecast these future cash flows as accurately as possible with the information available at the time the forecast is developed. Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital ("WACC"), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The Company assesses the recoverability of telecommunications licenses using the market approach. Management believes that telecommunications licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

        The Company performed impairment tests of its goodwill and licenses as of December 31, 2008 and 2009 noting no impairment as of those dates.

        See Note 6 for additional information on transactions relating to goodwill and other intangible assets.

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Commnet's consolidated subsidiaries, BDC and its consolidated subsidiary and Sovernet and its consolidated subsidiary, along with their proportional share of the earnings or losses, net of any distributions.

        Effective January 1, 2009, the Company adopted new authoritative guidance for non-controlling interests in our consolidated financial statements. The guidance requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interest in it subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of the guidance, previously reported financial statements were revised and we reclassified the previously reported non-controlling interests to a component of shareholders' equity. Previously reported minority interest was renamed net income attributable to the non-controlling interests.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        For the three years ending December 31, 2009, comprehensive income included net income for each year and the following other items (in thousands):

	Projected Pension Benefit Obligation	Interest Rate Swap Agreement	Accumulated Other Comprehensive Loss
Balance at December 31, 2006	$(1,785)	$—	$(1,785)
Adjustment	(848)	—	(848)
Tax effect	398	—	398

Balance at December 31, 2007	(2,235)	—	(2,235)
Adjustment	248	(8,020)	(7,772)
Tax effect	(103)	3,208	3,105

Balance at December 31, 2008	(2,090)	(4,812)	(6,902)
Adjustment	(235)	2,923	2,688
Tax effect	111	(1,169)	(1,058)

Balance at December 31, 2009	$(2,214)	$(3,058)	$(5,272)

Revenue Recognition

        Revenue Recognition.    In determining the appropriate amount of revenue to recognize for a particular transaction, we apply the criteria established by the authoritative guidance relating to revenue recognition and defer those items that do not meet the recognition criteria. As a result of the cutoff times of our billing cycles, we are often required to estimate the amount of revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and historical evidence with each customer or carrier. Adjustments affecting revenue can and occasionally do occur in periods subsequent to the period when the services were provided, billed and recorded as revenue, however historically these adjustments have not been material.

        A small portion of our revenue is attributable to activation or reactivation fees, installation fees and equipment sales. We evaluate these transactions, and, where the amounts charged for such services or the equipment does not represent a separate unit of accounting, these amounts are deferred and recognized ratably over the estimated customer relationship period.

        We apply judgment when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of customers. We establish an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. Our estimate of the allowance for doubtful accounts considers collection experience, aging of the accounts receivable, the credit quality of customers and, where necessary, other macro-economic factors.

Income Taxes

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

        The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and has reserved the estimated settlement amounts of such matters. As noted in Note 13, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

Credit Concentrations and Significant Customers

        The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2007	2008	2009
AT&T	22%	17%	17%
T-Mobile	6%	9%	11%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table indicates the percentage of accounts receivable, net of allowances, from customers that exceeds 10% of the Company's consolidated accounts receivable as of December 31, 2008 and 2009:

Customer	2008	2009
AT&T	19%	26%
T-Mobile	14%	17%

Foreign Currency Gains and Losses

        With regard to GT&T operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. For all three years presented, the value of the Guyana dollar remained constant at approximately G$205 to one U.S. dollar and so no foreign currency gains or losses have been recorded.

Fair Value of Financial Instruments

        The Company's financial instruments at December 31, 2008 and 2009 included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt and an interest rate swap agreement. The estimated fair values of all of the Company's financial instruments approximate their carrying values.

        The FASB's authoritative guidance on fair value measurements provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available.

        The following tables present information (in thousands) about our monetary assets and liabilities that are measured and recorded at fair value on a recurring basis as of December 31, 2008, and 2009 and indicates the fair value hierarchy of the valuation and recorded techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 are determined by using observable inputs other than quoted prices in active markets for identical assets and liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

includes situations where there is little, if any, market activity for the asset or liability. As of December 31, 2008 and 2009, the Company did not have any Level 3 assets or liabilities.

	December 31, 2008
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$5,456	$5,456
Money market funds	19,367	—	19,367

Total assets measured at fair value	$19,367	$5,456	$24,823

Interest rate swap (Note 8)	$—	$8,020	$8,020

Total liabilities measured at fair value	$—	$8,020	$8,020

	December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$8,362	$8,362
Money market funds	13,091	—	13,091

Total assets measured at fair value	$13,091	$8,362	$21,453

Interest rate swap (Note 8)	$—	$5,096	$5,096

Total liabilities measured at fair value	$—	$5,906	$5,096

Net Income Per Share

        Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2007	2008	2009
Basic weighted average common shares outstanding	15,210	15,215	15,234
Stock options	94	56	103

Diluted weighted average common shares outstanding	15,304	15,271	15,337

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive:

	For the Year Ending December 31,
	2007	2008	2009
Stock options	50	246	75

Total	50	246	75

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock based compensation and is expensing the fair value of grants of options to purchase common stock over their vesting period of four years. The Company issued 205,000 options in 2007; 76,500 options in 2008 and 34,500 options during 2009. Relating to grants of options, the Company recognized $522,000, $604,000 and $842,000 of non-cash share based compensation expense during 2007, 2008 and 2009, respectively. See Note 9 for assumptions used to calculate the fair value of the options granted.

        The Company has also issued 10,000 restricted shares of common stock in 2007; 31,414 restricted shares of common stock in 2008, and 2,950 restricted shares of common stock during 2009. These shares are being charged to income based upon their fair values over their vesting period of three or four years. Non-cash equity-based compensation expense, related to the vesting of shares issued, was $364,000 in 2007 and $373,000 and $395,000 in 2008 and 2009, respectively.

Recent Accounting Pronouncements

  Recently Adopted Standards

        In June 2009, the FASB issued guidance which changed the referencing of financial standards and the Hierarchy of Generally Accepted Accounting Principles and is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted the provisions of the new guidance in the third quarter of 2009 and updated its interim disclosures.

        In April 2009, the FASB issued new authoritative guidance that requires the recognition of an other-than-temporary impairment when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. Additionally, the new guidance changes the presentation and amount of other-than-temporary impairment losses recognized in the income statement for instances in which the Company does not intend to sell or it is more likely than not that the Company will not be required to sell a debt security prior to the anticipated recovery of its remaining cost basis. In addition to the changes in measurement and presentation, the new guidance expands the disclosures related to other-than-temporary impairments and require all such disclosures to be included in both interim and annual periods. The provisions of the new guidance were effective for the three month period ended June, 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued new authoritative guidance for determining when a transaction is not orderly and for estimating fair value in accordance with FASB standards when there has been a significant decrease in the volume and level of activity for an asset or liability. The guidance requires the disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the new guidance requires that the presentation of the fair value hierarchy be presented by major security type in accordance with FASB guidance. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree's assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business. In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company's financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated. During the year ended December 31, 2009, the company expensed $7.2 million of acquisition-related costs.

        In April 2009, the FASB issued new authoritative guidance which amends the initial and subsequent measurement guidance and disclosure requirements for assets and liabilities arising from contingencies in a business combination. The provisions of this guidance are effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009.

        In January 2009, the FASB issued new authoritative guidance that requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. Additionally, this guidance requires those disclosures in all interim financial statements. The Company adopted the provisions of this guidance, as required, for the period ended June 30, 2009. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial statements.

  Standards to be Adopted

        In December 2008, the FASB issued new authoritative guidance that provides additional guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The adoption of the provisions of this guidance will increase the disclosures in the financial statements related to the assets of an employers' defined benefit pension plan. This guidance is effective in 2009. The Company does not anticipate that adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

        In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company's variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The Company does not anticipate that the adoption of the provisions of this guidance will have a material impact on the consolidated financial statements.

3. ACQUISTIONS

Pending Acquisition of Alltel Assets

        On June 9, 2009, the Company entered into a Purchase Agreement (the "Purchase Agreement") with Cellco Partnership d/b/a Verizon Wireless ("Verizon") to acquire wireless assets previously acquired by Verizon in its acquisition of Alltel Corporation in certain, primarily rural, markets in Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho. Pursuant to the terms of the Purchase Agreement, Verizon will cause certain licenses, network assets, tower and other leases, and other assets and certain related liabilities to be contributed to a newly formed, wholly-owned subsidiary limited liability company, whose membership interests will be acquired by the Company for a purchase price of approximately $200 million (the "Alltel Acquisition"). Verizon is required to divest these assets under consent decrees it entered into with the U.S. Department of Justice related to its purchase of Alltel Corporation in January 2009.

        The parties have agreed to a variety of customary covenants and agreements, including with respect to confidentiality, cooperation (including with respect to regulatory matters), the conduct of the business to be acquired in the ordinary course consistent with past practice and other restrictions on the operation of such business prior to the consummation of the Alltel Acquisition, public announcements and similar matters. Consummation of the Alltel Acquisition is subject to the satisfaction of certain conditions, including, among others, (i) the receipt of the United States Department of Justice's approval of the Alltel Acquisition, (ii) the receipt of all required consents of the Federal Communications Commission to the transfer, assignment or change in control of certain licenses pursuant to the Alltel Acquisition, (iii) the receipt of required consents from state public utility commissions, if any, and (iv) the absence of any injunction or final judgment prohibiting the consummation of the Alltel Acquisition. Consummation of the Alltel Acquisition is not subject to any financing condition.

        In conjunction with the Alltel Acquisition, the Company has amended and restated its existing credit facility. See Note 7 for further discussion.

        The Company plans to use cash on hand and the a portion of the proceeds from the new credit facility discussed in Note 7 towards the acquisition purchase price, related acquisition expenses and working capital adjustments.

Bermuda Digital Communications, Ltd.

        On May 15, 2008, the Company's equity interest in BDC increased from 43% to 58% as a result of BDC's repurchase of $17.0 million of shares from other shareholders. Prior to this increase in equity interest, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of unconsolidated affiliates. The Company began consolidating BDC's balance sheet and results of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISTIONS (Continued)

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

        On September 1, 2008, BDC completed its acquisition of 42% of the equity of Islandcom Telecommunications ("Islandcom"), a provider of wireless telecommunication services in Turks and Caicos. If current laws, which restrict foreign ownership of companies operating in Turks and Caicos, are changed, BDC will be able to increase its ownership in Islandcom from 42% to 77% through the exercise of a warrant received as a part of the acquisition. The value of the warrant was determined to be $0.6 million based upon the estimated value of Islandcom's shares and the likelihood that the current laws are changed. The Company, through its majority representation on Islandcom's board of directors exercises control and as a result, the Company has consolidated the balance sheet and operating results of Islandcom since the date of acquisition.

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

        In accordance with current accounting standards, the goodwill and licenses will not be amortized and will be tested for impairment at least annually.

Sovernet's Acquisition of ION HoldCo, LLC

        In August 2008, Sovernet acquired 75% of the equity of ION HoldCo, LLC ("ION"), an upstate New York provider of high capacity communications network transport services. The acquisition of ION continues the Company's strategy of providing high quality network services to underserved rural markets. Beginning with the acquisition date of August 15, 2008, the Company began consolidating ION's balance sheet and the operating results of ION into its results of operations.

        The transaction was accounted for using the purchase method and the $5.9 million of cash consideration was allocated to the Company's share of the assets acquired and liabilities assumed at

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISTIONS (Continued)

their estimated fair values as of the acquisition date. No goodwill or intangible assets were recorded in connection with this transaction.

        In December 2009, ION was named to receive a $39.7 million federal stimulus grant to fund its ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project will be undertaken through a public-private partnership between ION and the Development Authority of the North Country ("DANC"), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers.

        The $39.7 million grant, awarded to ION by the National Telecommunications and Information Administration of the U.S. Department of Commerce ("NTIA"), under it Broadband Technology Opportunities Program, will be paid over the course of the project period as expenses are incurred, which is expected to be three years. An additional $9.9 million will be invested in the project by ION and DANC.

        The funding of the new project is not scheduled to occur until the second quarter of 2010. Accordingly, the Company did not recognize any of the granted funds during 2009. The results of ION are included in the Company's "Integrated Telephony-Domestic" segment as reported in Note 15.

        The following table reflects unaudited pro forma results of operations of the Company for 2008 assuming that the acquisitions of BDC, Islandcom and ION had occurred at the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31, 2007		Year Ended December 31, 2008
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$186,741	$212,975	$207,341	$217,433
Net income	$37,940	$33,013	$34,798	$32,320
Earnings per share:
Basic	$2.50	$2.18	$2.29	$2.13
Diluted	$2.48	$2.16	$2.28	$2.12

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCOUNTS RECEIVABLE

        As of December 31, 2008 and 2009, accounts receivable consist of the following (in thousands):

	2008	2009
Connecting carriers, net of allowance for doubtful accounts of $1.2 million and $1.5 million in 2008 and 2009, respectively	$16,286	$17,839
Subscribers, net of allowance for doubtful accounts of $1.3 million and $2.7 million in 2008 and 2009, respectively	10,221	8,780
Other	272	212

Total accounts receivable, net	$26,779	$26,831

5. FIXED ASSETS

        As of December 31, 2008 and 2009, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2008	2009
Telecommunications equipment	5-15	$288,430	$315,594
Office and computer equipment	3-10	20,307	21,220
Buildings	15-39	13,492	13,734
Transportation vehicles	3-10	4,199	4,857
Leasehold improvements	Shorter of useful life or lease term	2,557	6,455
Land	—	1,104	1,124
Furniture and fixtures	5-10	1,254	2,742

Total plant in service		331,343	365,726
Construction in progress		10,716	24,697

Total property, plant, and equipment		$342,059	$390,423

        Depreciation and amortization of fixed assets using the straight-line method over the assets' estimated useful life for the years ended December 31, 2007, 2008 and 2009 was $25.5 million, $30.9 million and $38.5 million, respectively.

6. INTANGIBLE ASSETS

Goodwill and Telecommunications Licenses

        The Company evaluated the carrying value of the goodwill and licenses as of December 31, 2008 and 2009 and determined that these assets were not impaired as of those dates.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2009 were as follows (in thousands):

	Rural Wireless	Integrated Telephony— Domestic	Island Wireless	Consolidated
Balance at December 31, 2006	$29,175	$6,408	—	$35,583
Acquisition of 5% interest in Commnet	2,951	—	—	2,951
Pre-acquisition transactions	—	454	—	454
Adjustments	22	334	—	356

Balance at December 31, 2007	32,148	7,196	—	39,344
Pre-acquisition transactions	—	110	—	110
Acquisition of 75% interest in ION	—	165	—	165
Acquisition of additional 15% interest in BDC	—	—	618	618

Balance at December 31, 2008	32,148	7,471	618	40,237
Pre-acquisition transactions	—	20	104	124

Balance at December 31, 2009	$32,148	$7,491	$722	$40,361

Other Intangibles

        Included in the allocation of the assets acquired and liabilities assumed in the Sovernet and BDC acquisitions was $5.0 million and $0.5 million attributable to Sovernet's and BDC's relationships with its existing customers, respectively, as of the date of their acquisitions. The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $1.2 million, $0.8 million, and $0.6 million of amortization during 2007, 2008, and 2009 respectively. The cost and accumulated amortization of customer relationships at December 31, 2008 was $5.9 million and $3.5 million, respectively, and for December 31, 2009, $5.9 million and $4.0 million respectively.

        Future amortization of customer relationships, by operating segment, is as follows:

	Integrated Telephony— Domestic	Island Wireless	Consolidated
2010	$495	$74	$569
2011	495	59	554
2012	71	47	118
2013	—	38	38
2014	—	35	35
Thereafter	—	117	117

Total	$1,061	$370	$1,431

        Also included in the allocation of the assets acquired and liabilities assumed in the acquisition of BDC was $0.4 million attributable to BDC's trade name, an indefinite-lived asset. The Company

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INTANGIBLE ASSETS (Continued)

evaluated the carrying value of the BDC's trade name as of December 31, 2009 and determined that this asset was not impaired.

7. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31,
	2008	2009
Note payable—$75 million term loan	$74,625	$73,875
Less: current portion	(750)	(3,694)

Total long term debt	73,875	70,181
Less: debt discount	(564)	(630)

Net carrying amount	$73,311	$69,551

2005 Loan Facility

        On August 31, 2007, the Company, as borrower, amended and restated its credit agreement with CoBank, ACB and Banco Popular de Puerto Rico (the "2005 CoBank Credit Agreement"). The 2005 CoBank Credit Agreement provided a $50 million term loan (the "2005 Term Loan") and a $20 million revolving credit facility (the "2005 Revolver Facility", together with the 2005 Term Loan, the "2005 Credit Facility"). The 2005 Term Loan had principal repayments deferred until the maturity of the loan on October 31, 2010. Interest on the 2005 Term Loan was payable on a quarterly basis at a fixed annual interest rate of 5.85%, net of any patronage payments received by the Company from the bank. Amounts outstanding under the 2005 Revolver Facility accrued interest at a rate equal to (at the Company's option): (i) LIBOR plus a margin ranging from 1.25% to 1.50% or (ii) a variable rate of interest as defined within the 2005 Revolver Facility plus 1%.

2008 Loan Facility

        On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the "2008 CoBank Credit Agreement"). The 2008 CoBank Credit Agreement replaced the 2005 CoBank Credit Agreement and provided a $75 million term loan (the "2008 Term Loan") as well as a $75 million revolving credit facility (the "2008 Revolver Facility", together with the 2008 Term Loan, the "2008 Credit Facility").

        The 2008 Term Loan required quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance was to be repaid on September 10, 2015 when the 2008 Term Loan was to mature.

        The 2008 Revolver Facility included a $5 million letter of credit facility. At December 31, 2008, no amounts had been drawn under the 2008 Revolver Facility.

        All borrowings under the 2008 Credit Facility were bearing interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options included i) a base rate, defined as the greater of the prime rate or the federal funds rate plus

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

0.5%, or ii) a LIBOR rate. Margins for base rate borrowings ranged from 0% to 0.5%, depending upon the Company's leverage ratio while margins for LIBOR borrowings ranged from 1.25% to 2% also depending upon the Company's leverage ratio. Borrowings as of December 31, 2009, including the interest rate swap agreement as described in Note 8, were bearing a weighted average interest rate of 5.36%.

        The 2008 Credit Agreement contained certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restricted the Company's ability to incur additional debt or to incur liens on its property. The 2008 Credit Agreement also required the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1. As of December 31, 2009, the Company was in compliance with all of the financial covenants of the 2008 CoBank Credit Agreement.

2010 Loan Facility

        On January 20, 2010, the Company amended and restated its 2008 Credit Facility with CoBank as Administrative Agent. (the "2010 CoBank Credit Agreement"). The 2010 CoBank Credit Agreement provides for a $298.9 million credit facility, consisting of a $73.9 million term loan (the "2010 Term Loan A"), a $150.0 million term loan (the "2010 Term Loan B") and a $75.0 million revolver loan (the "2010 Revolver Loan," and together with the Term Loan A and Term Loan B, the "2010 Credit Facility"). The 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

        Upon the closing of the 2010 Credit Facility, $73.9 million was outstanding under the 2010 Term Loan A, an amount equal to the outstanding principal amount under the 2008 Term Loan. No amount is currently outstanding under the 2010 Term Loan B. We may use the proceeds of the Term Loan B solely in connection with the Alltel Acquisition. Borrowings under the 2010 Term Loan B are available to the Company until the earlier of (i) completion of the Alltel Acquisition or (ii) March 31, 2010 (the "2010 Term Loan B Commitment Expiration Date"). We intend to request an extension to the 2010 Term Loan B Commitment Expiration Date during the first quarter of 2010. The Company currently has no borrowings outstanding under the 2010 Revolver Loan, of which the Company may use up to $10.0 million for standby or trade letters of credit.

        The 2010 Term Loan A and the 2010 Term Loan B each mature on September 30, 2014, unless accelerated pursuant to an event of default, as described below. The Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the 2010 Term Loan A, 2010 Term Loan B and the 2010 Revolver Loan bear interest at a rate equal to, at the Company's option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company's indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement).

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        All amounts outstanding under the 2010 Revolver Loan will be due and payable upon the earlier of the maturity date or the acceleration of the loan upon an event of default. Amounts outstanding under the 2010 Term Loan A and the 2010 Term Loan B will be due and payable commencing on March 31, 2010 in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. Remaining balances will be due and payable upon maturity, unless the loans are accelerated upon an event of default.

        Certain of the Company's subsidiaries, including Commnet, Sovernet, and Choice are guarantors of the Company's obligations under the 2010 Credit Facility. Further, the Company's obligations are secured by (i) a first priority, perfected lien on substantially all the property and assets of the Company and the guarantor subsidiaries, including its principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of the Company's equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company's principal operating subsidiaries. Upon closing of the Alltel Acquisition and as a condition to the 2010 Term Loan B, certain subsidiaries formed by the Company in connection with the Alltel Acquisition must also become guarantors and the Company's obligations under the 2010 Credit Facility must be secured by a first priority, perfected lien on substantially all of the property and assets of certain of the Company's subsidiaries formed in connection with the Alltel Acquisition and a pledge of 100% of the Company's equity interests in those subsidiaries.

        The 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement).

        The 2010 Credit Facility provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders' commitments under the 2010 Credit Facility.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        Future principal repayments of 2010 Term Loan A are as follows:

Principal Repayment (in thousands)
2010	$3,694
2011	3,694
2012	7,388
2013	7,388
2014	51,711
Thereafter	—

Total principal repayments	$73,875

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        As required by the FASB's authoritative guidance on accounting for derivative instruments and hedging activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Risk Management Objective of Using Derivatives

        The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company's borrowings.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Cash Flow Hedges of Interest Rate Risk

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses an interest rate swap as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Since September 23, 2008, a derivative was used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during either 2008 or 2009.

        Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Through December 31, 2010, the Company estimates that an additional $2.6 million will be reclassified as an increase to interest expense due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

        As of December 31, 2009, the Company's sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

        The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2008 and 2009 (in thousands):

	Liability Derivatives
		Fair Value as of December 31,
	Balance Sheet Location
		2008	2009
Derivatives designated as hedging instruments:
Interest Rate Swap	Other long-term liabilities	$8,019	$5,096
Total derivatives designated as hedging instruments		$8,019	$5,096

        The table below presents the effect of the Company's derivative financial instrument on the income statements for the years ended December 31, 2008 and 2009 (in thousands):

Year ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2008	Interest Rate Swap	$(8,181)	Interest expense	$259
2009	Interest Rate Swap	32	Interest expense	(2,794)

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Credit-risk-related Contingent Features

        The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

        As of December 31, 2009, the fair value of the interest rate swap liability position, related to this agreement was $5.1 million. As of December 31, 2009, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligation under the agreement at its termination value of $5.1 million.

9. EQUITY

        Total equity was as follows (in thousands):

	Year Ended December 31,
	2008			2009
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$208,971	$27,236	$236,207	$228,873	$32,787	$261,660
Stock based compensation	977	—	977	1,364	—	1,364
Comprehensive income:
Net income	34,798	4,973	39,771	35,539	1,044	36,583
Other comprehensive income(loss)- Gain(loss) on interest rate swap (net of tax)	(4,667)	—	(4,667)	1,630	—	1,630

Total comprehensive income	30,131	4,973	35,104	37,169	1,044	38,213
Issuance of common stock upon exercise of stock options	304	—	304	74	—	74
Dividends on common stock	(10,346)	(2,774)	(13,120)	(11,578)	(8,098)	(19,676)
Investments made by minority shareholders	—	—	—	—	956	956
Purchase of common shares	(1,164)	—	(1,164)	(134)	—	(134)
Non-controlling interest in entity acquired	—	3,352	3,352	(22)	(2)	(24)

Equity, end of period	$228,873	$32,787	$261,660	$255,746	$26,687	$282,433

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Treasury Stock

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

        During 2009, the Company reissued 791 shares from treasury to a director under the Director's Remuneration Plan. Also during the fourth quarter of 2009, the Company repurchased 2,981 shares of its common stock at an aggregate cost of $134,360 or an average price of $45.07 per share.

Stock-Based Compensation

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes stock option activity under the Company's share-based plans for the years ended December 31, 2008 and 2009:

Year Ended December 31, 2008
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	455,750	$24.93
Granted	76,500	27.92
Forfeited	—	—
Exercised	(18,125)	16.80

Outstanding at December 31, 2008	514,125	$25.66	7.53	$1,840,308

Vested and expected to vest at December 31, 2008	445,956	$25.32	7.42	$1,693,941

Exercisable at December 31, 2008	187,254	$22.52	6.84	$1,048,475

Year Ended December 31, 2009
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	514,125	$25.66
Granted	34,500	20.79
Forfeited	(4,375)	16.80
Exercised	(4,375)	16.80

Outstanding at December 31, 2009	539,875	$25.49	6.71	$15,904,156

Vested and expected to vest at December 31, 2009	501,357	$25.35	6.61	$14,840,282

Exercisable at December 31, 2009	316,253	$23.79	6.12	$9,855,173

        The 501,357 options vested and expected to vest as of December 31, 2009 represent $1.3 million in unamortized stock based compensation which will be recognized over a weighted average term of 2.1 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes information relating to options granted and exercised during 2007, 2008 and 2009:

	2007	2008	2009
Weighted average of fair value of options granted	$6.93	$7.97	$6.55
Aggregate intrinsic value of options exercised	171,170	243,563	25,288
Cash proceeds received upon exercise of options	209,000	304,500	73,500
Tax benefits realized upon exercise of options	87,000	84,000	25,000

        The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing common stock price on December 31, 2009 and the exercise price, multiplied by the number of the in-the-money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31, 2009. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following assumptions:

	Options Granted in
	2007	2008	2009
Risk-free interest rate	4.2% to 4.5%	1.9% to 2.8%	1.8%
Expected dividend yield	1.7% to 2.1%	1.9% to 3.2%	3.0%
Expected life	4.8 to 6.25 years	6.25 years	6.25 years
Expected volatility	40%	39% to 44%	42%

        The Company recognized $522,000, $604,000 and $842,000 respectively, of stock compensation expense relating to the granting of stock options during 2007, 2008 and 2009, respectively.

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2009:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2009	46,729	$24.69
Granted	2,950	25.41
Vested and issued	(21,642)	23.78

Unvested as of December 31, 2008	28,037	$25.47

        The weighted-average grant date fair value of shares granted for 2008 and 2009 were $24.16 per share and $25.41 per share, respectively. In connection with the grant of restricted shares, the Company recognized $364,000, $373,000 and $395,000 of compensation expense within its income statements for 2007, 2008 and 2009, respectively.

        The 28,037 unvested shares as of December 31, 2009 represent $656,000 in unamortized stock based compensation which will be recognized over a weighted average of 2.5 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. IMPAIRMENT AND DISPOSITION OF LONG-LIVED ASSETS

Choice

        During the fourth quarter of 2007, Choice was notified that it would be denied certain tax benefits by the U.S. Virgin Islands government. With the denial of such benefits, the Company evaluated each of Choice's two product lines and determined that telecommunications equipment relating to its wireless digital television services was impaired. As a result, the Company recorded a $4.4 million charge in its 2007 income statement as the fair value of the assets, determined by using the assets' discounted estimated future cash flows, was below the carrying value of the assets by such amount. However, based on a separate impairment test, the Company determined that no impairment existed as of December 31, 2007 relating to Choice's internet service (including both the broadband data and dial-up products. Choice discontinued its wireless television service in May 2009 and sold the related telecom equipment to the Company's Chairman (see Note 14).

Commnet

        In December 2007, Commnet sold, to a national carrier, 59 base stations along with spectrum licenses in two Midwestern states for total consideration of $17.0 million and recorded a pre-tax gain on the sale of $5.0 million. At the same time, Commnet acquired spectrum, and agreed to lease additional spectrum and build base stations in rural areas in three states. The agreement also provided the carrier a purchase option on the new base stations exercisable beginning in 2010 through 2012 at a predetermined price each year intended to reflect the estimated fair value of the base stations at those times.

        During the first half of 2007, Commnet sold certain telecom assets for net proceeds of $1.8 million, predominantly in western states, and recognized a gain on the sale of such assets of $1.3 million.

Haiti

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2007, 2008, and 2009 (in thousands):

	2007	2008	2009
Tax computed at statutory U.S. federal income tax rates	$24,812	$24,149	$23,741
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	5,145	5,131	3,331
Bermuda	—	(560)	761
Valuation allowance on capital loss carryforward	(1,484)	—	—
Guyanese tax reserve	—	(310)	(183)
State taxes	443	255	2,402
Other, net	13	886	1,108

Income tax expense	$28,929	$29,551	$31,160

        The components of income before income taxes for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	2007	2008	2009
Domestic	$31,377	$32,028	$41,399
Foreign	38,193	36,559	26,344

Total	$69,570	$68,587	$67,743

        The components of income tax expense for the years ended December 31, 2007, 2008 and 2009 are as follows (in thousands):

	2007	2008	2009
Current:
United States—Federal	$9,867	$3,675	$12,297
United States—State	483	547	2,467
Foreign	17,688	16,915	14,776
Deferred:
United States—Federal	540	9,080	1,836
United States—State	199	156	1,273
Foreign	152	(822)	(1,489)

	$28,929	$29,551	$31,160

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2008 and 2009 (in thousands):

	2008	2009
Deferred tax assets:
Receivables reserve	$737	$1,090
Temporary differences not currently deductible for tax	706	1,956
Foreign tax credit carryforwards	16,983	16,983
Valuation allowance on foreign tax credit carryforwards	(11,734)	(11,734)
Net operating losses—state	27	242
Pension benefits	86	197
Interest rate swap	3,208	3,397

Total deferred tax asset	$10,013	$12,131

Deferred tax liabilities:
Property, plant and equipment, net	$25,660	$27,351
Intangible assets, net	3,076	4,820

Total deferred tax liabilities	$28,736	32,171

Net deferred tax liabilities	$18,723	$20,040

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

        The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2009 (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$6,000
Increases in tax positions	301

Gross unrecognized tax benefits at December 31, 2007	6,301
Decrease in tax positions from prior years	(301)
Lapse in statute of limitations	(310)

Gross unrecognized tax benefits at December 31, 2008	5,690
Lapse in statute of limitations	(183)

Gross unrecognized tax benefits at December 31, 2009	$5,507

        All $5.5 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material. No penalties or interest were accrued for in any of the years presented since we do not believe our uncertain positions would be subject to interest and penalties.

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

12. RETIREMENT PLANS (Continued)

        The weighted average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2007, 2008 and 2009:

	2007	2008	2009
Discount rate	7.25%	7.50%	7.50%
Annual salary increase	7.50%	7.50%	7.50%
Expected long term return on plan assets	8.00%	8.00%	8.00%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RETIREMENT PLANS (Continued)

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2008 and 2009 (in thousands):

	2008	2009
Projected benefit obligations:
Balance at beginning of year:	$9,675	$9,951
Service cost	499	528
Interest cost	683	736
Benefits paid	(311)	(533)
Actuarial loss	(595)	(32)

Balance at end of year	$9,951	$10,650

Plan net assets:
Balance at beginning of year:	$9,217	$9,767
Actual return on plan assets	212	347
Company contributions	649	650
Benefits paid	(311)	(533)

Balance at end of year	$9,767	$10,231

Under funded status of plan	$(184)	$(419)

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

        The fair values for the pension plan's net assets, by asset category, at December 31, 2009 are as follows:

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$4,232	$4,232	$—	$—
Equity securities	1,052	874	172	6

Fixed income securities	4,947	—	4,947	—

Total	$10,231	$874	$9,351	$6

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RETIREMENT PLANS (Continued)

        The plan's weighted-average asset allocations at December 31, 2008 and 2009, by asset category are as follows:

	2008	2009
Cash, cash equivalents, money markets and other	54.4%	41.4%
Equity securities	13.0	10.3
Fixed income securities	32.6	48.3

Total	100.0%	100.0%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2008	2009
Other liabilities	$(184)	$(419)
Accumulated other comprehensive loss, net of tax	2,090	2,214

Total	$1,906	$1,795

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2008	2009
Net actuarial loss	$(3,934)	$(4,186)
Prior service cost	(34)	(22)

Accumulated other comprehensive loss, pre-tax	$(3,968)	($4,208)

Accumulated other comprehensive loss, net of tax	$(2,090)	$(2,214)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2007, 2008 and 2009 (in thousands):

	2007	2008	2009
Service cost	$487	$500	$528
Interest cost	642	683	736
Expected return on plan assets	(717)	(764)	(798)
Amortization of unrecognized net actuarial loss	177	193	167
Amortization of prior service costs	11	11	11

Net periodic pension cost	$600	$623	$644

        For 2010, the Company expects to contribute approximately $0.8 million to its pension plan and amortize $179,000 of unrecognized net actuarial loss and $11,000 of prior service costs.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. RETIREMENT PLANS (Continued)

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2010	$278
2011	332
2012	371
2013	420
2014	444
2015-2019	3,161

$5,006

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

        In a letter dated September 8, 2006, the National Frequency Management Unit (NFMU) agreed that GT&T's total spectrum fees should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount agreed between GT&T and the Government. GT&T restated its position in a September 14, 2006 letter to the Government that, by agreement with the Government, spectrum fees should be capped until the NFMU develops a fee methodology, acceptable to all GSM spectrum licensees. In correspondence to GT&T in June 2007, the NFMU stated, without indicating whether a fee methodology would be developed, that the cap on GSM spectrum fees will be removed in December 2007. In a letter dated July 3, 2007 to the NFMU, GT&T objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. This matter is still pending and the NFMU has not issued an invoice to GT&T for 2008 and 2009 GSM spectrum fees.

        Since 2001, the Government has stated its intention to introduce additional competition into Guyana's telecommunications sector. In 2002, the Government held formal discussions with GT&T

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

regarding this matter. During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T's exclusivity rights and the introduction of competition for international voice and data services. ATN and GT&T believe that such competition is precluded by GT&T's exclusive license to provide domestic fixed and international voice and data services in Guyana, which has a stated expiration in December 2010. Each of these licenses is renewable at GT&T's option, for an additional term of twenty years. In November of 2009, GT&T notified the Government that it is exercising its option to renew its exclusive and non-exclusive licenses for a further period of twenty years. In exercising our option to renew our licenses, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of its licenses, but only as part of an overall settlement agreement with the Government.

        ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters. In addition, certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana will be necessary. The Government of Guyana has acknowledged that a transition to full competition will require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T. During 2008, GT&T held discussions with the Government to develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition. We have been open about our willingness to consider foregoing renewal of our international exclusivity rights in 2010 as part of an overall settlement and agreement.

        In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. GT&T has met informally with those persons to discuss the process and possible timing of any legislation or regulatory initiative. GT&T has been informed that draft legislation liberalizing the telecommunications sector in Guyana may be available during the first half of 2010. At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T's exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on mutually acceptable terms, ATN and GT&T would seek to enforce GT&T's rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana and would pursue any other legitimate avenues of recourse available to us. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

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

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed its answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to GT&T's exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

        For all of the above regulatory, litigation, or related matters, the Company believes some adverse outcome is probable the Company has accrued $5.0 million as of December 31, 2009 as discussed in Note 11.

Lease Commitments and Other Obligations

        The Company leases approximately 103,000 square feet for its operations centers and administrative offices as well as certain tower sites under non-cancelable operating leases. The

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

Company's obligation for payments under these leases is as follows at December 31, 2009 (in thousands):

2010	$9,826
2011	6,750
2012	5,864
2013	3,634
2014	1,804
Thereafter	4,521

Total obligations under operating leases	$32,399

        Rent expense for the years 2007, 2008 and 2009 was $5.0 million, $6.1 million and $8.4 million, respectively.

14. RELATED-PARTY TRANSACTIONS

Choice Television Assets

        In December 2007, the Company wrote down its investment in the television assets of Choice and began exploring strategic alternatives for their use or disposition. Choice discontinued its wireless television service in May 2009. In November 2009, upon approval by the Audit Committee of the Board of Directors, the Company entered into an agreement with Cornelius B. Prior, Jr., the Chairman and the father of the Company's Chief Executive Officer, to sell to Mr. Prior such assets of Choice for $400,000 in cash. The assets, which are located in the US Virgin Islands, consisted primarily of television transmission facilities, subscriber equipment and satellite receiver equipment. The sale to Mr. Prior was completed in December 2009.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. RELATED-PARTY TRANSACTIONS (Continued)

Mobile Network Services, LLC

        During 2008, the Company's Commnet subsidiary purchased certain equipment from Mobile Network Services, LLC, ("MNS") for approximately $280,000. The equipment was purchased through several transactions on market terms consistent with Commnet's ordinary business practices. MNS was founded in 2007 by Brian A. Schuchman, one of the Company's directors, who, at the time, beneficially owned approximately 28% of the equity interests in MNS and was Chairman of MNS's Board of Managers. Michael T. Prior, the Company's President, Chief Executive Officer and Director, and Justin D. Benincasa, the Company's Chief Financial Officer and Treasurer, each beneficially owned 1.25% or less of the equity interests in MNS at the time of these transactions. The transactions were ratified and approved by the Company's Audit Committee.

        In September of 2009, each of Mssrs. Schuchman, Prior and Benincasa redeemed their equity interests in MNS, and Mr. Schuchman resigned from MNS's Board of Managers. MNS is no longer owned or operated by the directors, officers or employees of the Company or its subsidiaries.

15. SEGMENT REPORTING

        The Company has five reportable segments for separate disclosure in accordance with the FASB's authoritative guidance on disclosures about segments of an enterprise. Those five segments are: i) Integrated Telephony-International, which generates all of its revenues in Guyana and has all of its assets located in Guyana, ii) Rural Wireless, which generates all of its revenues in the United States and has all of its assets located in the United States, iii) Island Wireless, which generates its revenues in and has its assets in Bermuda and Turks and Caicos, iv) Integrated Telephony-Domestic, which generates all of its revenues and has all of its assets located in the United States and v) Wireless Data, which generates all of its revenues in and has all of its assets located in the U.S Virgin Islands. The operating segments are managed separately because each offers different services and serves different markets.

        Island Wireless became a reportable segment upon completion of BDC's share repurchase and resulting increase in the Company's equity interest in BDC, effective May 15, 2008. Effective May 31, 2009, the Company discontinued providing wireless televisions services, and therefore has changed the name of its segment from "Wireless Television and Data" to "Wireless Data". The Company determined that the wireless television services operations were immaterial for reporting as discontinued operations in the Company's financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

        The following tables, which for 2008 have been conformed to the 2009 presentation, provide information for each operating segment (in thousands):

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2007
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Eliminations	Consolidated
Revenues	$105,725	$57,656	—	$14,692	$8,668	$10,604	$(10,604)	$186,741
Depreciation and amortization	15,616	6,786	—	1,785	2,193	306	—	26,686
Impairment of long-lived assets	—	—	—	—	4,400	—	—	4,400
Gain on disposition of long-lived assets	—	(5,961)	—	—	—	—	—	(5,961)
Non-cash stock-based compensation	—	—	—	127	—	886	—	1,013
Operating income (loss)	46,271	33,615	—	2,292	(6,315)	1,900	(10,604)	67,159

For the Year Ended December 31, 2008
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Eliminations	Consolidated
Revenues	$98,400	$70,130	$14,134	$16,166	$8,511	$10,462	$(10,462)	$207,341
Depreciation and amortization	16,587	9,436	1,863	2,071	1,271	297	—	31,525
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Gain on disposition of long-lived assets	—	—	—	—	—	—	—	—
Non-cash stock-based compensation	—	—	—	127	—	850	—	977
Operating income (loss)	42,242	35,196	2,497	1,076	(1,999)	972	(10,462)	69,522

For the Year Ended December 31, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Eliminations	Consolidated
Revenues	$91,051	$104,688	$20,785	$18,953	$6,226	$11,006	$(11,006)	$241,703
Depreciation and amortization	16,740	14,626	3,418	2,648	1,216	241	—	38,889
Impairment of long-lived assets	—	—	—	—	—	—	—	—
Gain on disposition of long-lived assets	—	—	—	—	(400)	—	—	(400)
Non-cash stock-based compensation	—	—	—	127	—	1,278	—	1,405
Operating income (loss)	35,309	54,176	(192)	(641)	(2,388)	(5,567)	(11,006)	69,691

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT REPORTING (Continued)

	Segment Assets
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Consolidated
December 31, 2008:
Net fixed assets	$111,417	$58,782	$13,224	$9,820	$4,546	$441	$198,230
Goodwill	—	32,148	618	7,471	—	—	40,237
Total assets	166,168	123,793	41,687	25,952	5,796	83,158	446,554
December 31, 2009:
Net fixed assets	$117,931	$68,560	$16,584	$8,829	$4,165	$946	$217,015
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	153,304	147,639	43,135	24,898	6,599	71,347	446,922

	Capital Expenditures
Year Ending December 31,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Consolidated
2007	$25,941	$21,108	$—	$1,328	$378	$139	$48,894
2008	15,107	29,155	1,260	878	933	20	47,353
2009	24,975	24,694	6,774	1,120	1,412	744	59,719

16. SUBSEQUENT EVENTS

        Other than the 2010 Credit Facility noted in Note 7, there were no subsequent events required to be recognized or disclosed in the financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2008 and 2009 (in thousands):

	2008 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$45,630	$50,414	$55,908	$55,389
Operating expenses	29,976	32,356	35,552	39,935

Income from operations	15,654	18,058	20,356	15,454
Other income (expense), net	141	(111)	(393)	(572)

Income before income taxes	15,795	17,947	19,963	14,882
Income taxes	7,390	6,642	8,538	6,981

Income before equity in earnings of unconsolidated affiliate	8,405	11,305	11,425	7,901
Equity in earnings of unconsolidated affiliate	463	272	—	—

Net income	8,868	11,577	11,425	7,901
Net income attributable to non-controlling interests, net of tax	(1,001)	(1,373)	(1,286)	(1,313)

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$7,867	$10,204	$10,139	$6,588

Earnings per share (basic)	$0.52	$0.67	$0.67	$0.43

Earnings per share (diluted)	$0.51	$0.67	$0.67	$0.43

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2009 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$55,966	$60,295	$65,942	$59,500
Operating expenses	39,189	42,183	42,793	47,847

Income from operations	16,777	18,112	23,149	11,653
Other income, net	(791)	(818)	(861)	522

Income before income taxes	15,986	17,294	22,288	12,175
Income taxes	6,956	7,342	9,919	6,943

Income before equity in earnings of unconsolidated affiliate	9,030	9,952	12,369	5,232
Equity in earnings of unconsolidated affiliate	—	—	—	—

Net income	9,030	9,952	12,369	5,232
Net income attributable to non-controlling interests, net of tax	(228)	(315)	(433)	(68)

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$8,802	$9,637	$11,936	$5,164

Earnings per share (basic)	$0.58	$0.63	$0.78	$0.34

Earnings per share (diluted)	$0.58	$0.63	$0.78	$0.33

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2007
Description:
Valuation allowance on foreign tax credit carryforwards	$11,616	$118	$—	$11,734
Allowance for doubtful accounts	1,374	1,196	1,311	1,259

	$12,990	$1,314	$1,311	$12,993

YEAR ENDED, December 31, 2008
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	1,259	2,021	810	2,470

	$12,993	$2,021	$810	$14,204

YEAR ENDED, December 31, 2009
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	2,470	1,592	30	4,032

	$14,204	$1,592	$30	$15,766

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2009

2.1	Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on June 15, 2009).
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
10.1*
Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).
10.2*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.3*
Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.4*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.5*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 23, 2008).
10.6*
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.7*
Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.8*
Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.9*
Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

EX-1

10.10*	Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).
10.11
Credit Agreement dated as of September 10, 2008 by and between Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein, and the other Lenders named therein. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on September 12, 2008).
10.12
Amended and Restated Credit Agreement dated as of January 20, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on January 25, 2010).
10.13
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

*
Management contract or compensatory plan or arrangement.

EX-2