Form 10-Q
period 2010-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2010-05-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 10, 2010, the registrant had outstanding 15,282,785 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, the future financial performance and results of operations of the Company as a whole; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate a large scale retail wireless business in the United States and integrate these operations into its existing operations; (2)  the general performance of the acquired Alltel operations, including operating margins and the future retention and turnover of the acquired subscriber base; (3) significant political and regulatory uncertainty facing our exclusive license to provide local exchange and international voice and data services in Guyana; (4) any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana; (5) the regulation of rates that we may charge for local wireline telephone service; (6) significant tax disputes that we have with the Guyanese tax authorities; (7) our ability to maintain favorable roaming arrangements; (8) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; (9) increased competition; (10) economic, political and other risks facing our foreign operations; (11) regulatory changes affecting our businesses; (12) the loss of certain FCC and other licenses; (13) rapid and significant technological changes in the telecommunications industry; (14) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (15) any loss of any key members of management; (16) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (17) dependence of our wireless and wireline revenue on the reliability and performance of our network infrastructure; (18) the occurrence of severe weather and natural catastrophes; and (19) our ability to realize the value that we believe exists in businesses that we acquire. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which is on file with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. This Report contains trademarks, service marks and trade names that are the property of ATN, its subsidiaries and others.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2009	March 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,247	$79,028
Restricted cash	5,248	2,386
Accounts receivable, net of allowances of $4.2 million and $4.5 million, respectively	26,831	27,530
Materials and supplies	5,917	5,644
Deferred income taxes	3,046	3,046
Prepayments and other current assets	5,226	4,558
Total current assets	136,515	122,192
Fixed asset, net	217,015	224,304
Licenses	34,830	34,963
Goodwill	40,361	40,361
Other intangibles, net	1,848	1,760
Deferred income taxes	9,085	9,648
Other assets	6,900	9,969
Total assets	$446,554	$443,197
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,694	3,694
Accounts payable and accrued liabilities	29,717	29,707
Dividends payable	3,055	—
Accrued taxes	9,900	6,372
Advance payments and deposits	3,756	3,737
Other current liabilities	6,765	6,278
Total current liabilities	56,887	49,788
Deferred income taxes	32,171	32,165
Other liabilities	5,512	6,334
Long-term debt, excluding current portion	69,551	68,662
Total liabilities	164,121	156,949
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,732,382 and 15,780,632 shares issued, respectively, and 15,233,745 and 15,282,785 shares outstanding, respectively	158	158
Treasury stock, at cost; 498,637 and 497,847 shares, respectively	(4,687)	(4,680)
Additional paid-in capital	108,720	109,068
Retained earnings	156,827	160,833
Accumulated other comprehensive loss	(5,272)	(5,764)
Total Atlantic Tele-Network, Inc’s stockholders’ equity	255,746	259,615
Non-controlling interests	26,687	26,633
Total equity	282,433	286,248
Total liabilities and equity	$446,554	$443,197

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 and 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2010
REVENUE:
Wireless	$31,725	$33,122
Local telephone and data	13,053	13,704
International long distance	10,401	7,859
Other	787	—
Total revenues	55,966	54,685
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	10,446	10,677
Internet and programming	789	421
Engineering and operations	6,947	6,412
Sales and marketing	3,592	4,105
General and administrative	8,215	10,786
Acquisition-related charges	—	4,793
Depreciation and amortization	9,200	10,069
Total operating expenses	39,189	47,263
Income from operations	16,777	7,422
OTHER INCOME (EXPENSE):
Interest expense	(1,157)	(1,266)
Interest income	340	154
Other income, net	26	4
Other income (expense), net	(791)	(1,108)
INCOME BEFORE INCOME TAXES	15,986	6,314
Income taxes	6,956	2,456
NET INCOME	9,030	3,858
Less: Net income attributable to non-controlling interests, net of tax of $0.7 million for the three months ended March 31, 2009 and 2010	(228)	148
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,802	$4,006
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$0.58	$0.26
Diluted	$0.58	$0.26
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,229	15,260
Diluted	15,250	15,447
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.18	$0.20

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2010

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,030	$3,858
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,200	10,069
Provision for doubtful accounts	408	(139)
Amortization of debt discount and debt issuance costs	133	287
Stock-based compensation	300	355
Deferred income taxes	199	(235)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(3,228)	(560)
Materials and supplies, prepayments, and other current assets	3,482	941
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,348)	(1,022)
Accrued taxes	(387)	(3,534)
Other	(43)	68
Net cash provided by operating activities	16,746	10,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,980)	(16,889)
Acquisitions of businesses	(24)	—
Acquisitions of assets	—	(57)
Decrease in restricted cash	—	2,862
Net cash used in investing activities	(10,004)	(14,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(2,741)	(3,055)
Distributions to non-controlling interests	(1,634)	(31)
Payments of debt issuance costs	—	(3,339)
Repayments of long-term debt	(188)	(923)
Investments made by non-controlling interests	—	125
Purchase of common stock	(23)	—
Net cash provided by (used in) financing activities	(4,586)	(7,223)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,156	(11,219)
CASH AND CASH EQUIVALENTS, beginning of the period	79,665	90,247
CASH AND CASH EQUIVALENTS, end of the period	$81,821	$79,028

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides wireless and wireline telecommunication services in North America and the Caribbean through the following operating subsidiaries:

•Allied Wireless Communications Corporation (“AWCC”), a provider of wireless voice and data services to retail and business customers in six states in the rural U.S., operating under the “Alltel” brand.  AWCC, a wholly owned subsidiary of the Company, began service following the Company’s acquisition of former Alltel assets from Verizon Wireless in April 2010.  The Company will consolidate AWCC’s financial results beginning on April 26, 2010.

• Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 39% and 42% of the Company’s consolidated revenues for the three months ended March 31, 2009 and 2010, respectively. ATN acquired a 95% equity interest in Commnet in 2005 and acquired the remaining 5% equity interest in 2007.

• Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the exclusive provider of local exchange and international long distance telecommunications services in the Republic of Guyana.  GT&T is also one of two service providers in Guyana’s competitive wireless telecommunications market. We have owned 80% of the stock of GT&T since January 1991.GT&T generated approximately 41% and 39% of the Company’s consolidated revenues for the three months ended March 31, 2009 and 2010, respectively.

•Bermuda Digital Communications, Ltd. (“BDC”), a leading wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. The Company acquired an equity interest in, and signed a management contract with, BDC in 1998.  During 2008, BDC completed a share repurchase of its common stock. ATN did not tender any shares for repurchase, and, as a result of the transaction, increased its holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock.  In 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

•Sovernet, Inc. (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet’s retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Sovernet also delivers wholesale transport services in New York State through its majority-owned subsidiary, ION Holdco, LLC. Sovernet currently holds 75% of the equity interests in ION.

•Choice Communications, LLC (“Choice”), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice was acquired by ATN in 1999 and is a wholly owned subsidiary of the Company. Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

ATN provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to approximately 3% to 5% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities. Revenue from these entities constitutes less than 1% of total Company revenue.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for companies with interim and annual reporting periods after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The adoption of the provisions of this guidance, which was effective January 1, 2010, did not have a material impact on the consolidated financial statements.

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

4.  ACQUISTION- ALLTEL ASSETS

On April 26, 2010, the Company completed its previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless (“Verizon”) pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon (the “Alltel Acquisition”).  Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company, whose membership interests were acquired by Allied Wireless Communications Corporation (“AWCC”), the Company’s wholly-owned subsidiary.  In connection with the Alltel Acquisition, the Company and Verizon entered into roaming and transition services arrangements, and the Company obtained the rights to use the Alltel brand and related service marks for a twenty-eight year total term in connection with the continuing operation of the acquired assets.

Atlantic Tele-Network, Inc. has completed its preliminary assessment of the fair value of assets acquired and liabilities assumed of Alltel.  The table below represents a preliminary assessment of the total acquisition cost to the tangible and intangible assets and liabilities of Alltel based on management’s preliminary estimate of their acquisition date fair values:

Total cash consideration	$222,726

Preliminary purchase price allocation:
Current assets	48,275
Property, plant and equipment	162,680
Identifiable intangible assets	139,700
Other long term assets	12,000
Current liabilities	(35,640)
Other long term liabilities	(33,771)
Deferred tax liabilities	(21,176)
Non-controlling interests	(17,042)
Net assets acquired	255,026

Gain on bargain purchase, net of estimated taxes of $21,176	$32,300

It is currently impracticable for the Company to report the pro forma information due to the recent closing of the acquisition. The required information will be disclosed in a future filing.

The Company funded the purchase price with cash-on-hand and borrowings under its existing credit facility.  The Company drew down a $150 million term loan under the Amended and Restated Credit Agreement, dated as of January 20, 2010, by and among the Company, certain of the Company’s subsidiaries, as Guarantors, CoBank, ACB, as Administrative Agent, Arranger, Issuer Lender and Lender, and the other Lenders named therein.  In addition, the Company borrowed $40 million under its previously undrawn $75 million revolving credit facility.

5.  FAIR VALUE MEASUREMENTS

In accordance with the provisions of fair value accounting, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.

The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value:

Level 1- Quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 assets and liabilities include debt and equity securities and derivative contrats that are traded in an active exchange market.

Level 2- Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by the observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes certain U.S. Government and Agency mortgage-backed debt securities, corporate debt securities, and non-exchange traded derivative contracts.

Level 3- Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009 are summarized as follows:

December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$8,362	$8,362
Money market funds	13,091	—	13,091
Total assets measured at fair value	$13,091	$8,362	$21,453

Interest rate swap (Note 7)	$—	$5,096	$5,096
Total liabilities measured at fair value	$—	$5,096	$5,096

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2010 are summarized as follows:

March 31, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$3,360	$3,360
Money market funds	8,906	—	8,906
Total assets measured at fair value	$8,906	$3,360	$12,266

Interest rate swap (Note 7)	$—	$5,915	$5,915
Total liabilities measured at fair value	$—	$5,915	$5,915

Money Market Funds

This asset class consisted of a money market portfolio that is comprised of securities classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Certificates of Deposit

Certificates of deposit are classified within Level 2 of the fair value hierarchy because they are valued using quoted prices for similar assets.

Interest Rate Swap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate swap is valued using broker quotations.  As such, the interest rate swap is classified within Level 2.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2009	March 31, 2010
Note payable- $75 million term loan	$73,875	$72,951
Less: current portion	(3,694)	(3,694)
Total long-term debt	70,181	69,257
Less: debt discount	(630)	(595)
Net carrying amount	$69,551	$68,662

2008 Loan Facility

On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement provided a $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”). The 2008 Revolver Facility included a $5 million letter of credit facility

The 2008 Term Loan required quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance was to be repaid on September 10, 2015 when the 2008 Term Loan was to mature.

All borrowings under the 2008 Credit Facility were bearing interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options included i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or ii) a LIBOR rate. Margins for base rate borrowings ranged from 0% to 0.5%, depending upon the Company’s leverage ratio while margins for LIBOR borrowings ranged from 1.25% to 2% also depending upon the Company’s leverage ratio.

The 2008 CoBank Credit Agreement contained certain affirmative and negative covenants of the Company and its subsidiaries. Among other things, these covenants restricted the Company’s ability to incur additional debt or to incur liens on its property. The 2008 Credit Agreement also required the Company to maintain certain financial ratios including a net leverage ratio of less than or equal to 3.0 to 1, an interest coverage ratio of greater than or equal to 3.5 to 1 and an equity to assets ratio of greater than or equal to 0.4 to 1.

2010 Loan Facility

On January 20, 2010, the Company amended and restated its 2008 Credit Facility with CoBank as Administrative Agent. (the “2010 CoBank Credit Agreement”). The 2010 CoBank Credit Agreement provides for a $298.9 million credit facility, consisting of a $73.9 million term loan (the “2010 Term Loan A”), a $150.0 million term loan (the “2010 Term Loan B”) and a $75.0 million revolver loan (the “2010 Revolver Loan,” and together with the 2010 Term Loan A and 2010 Term Loan B, the “2010 Credit Facility”). The 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

Upon the closing of the 2010 Credit Facility, $73.9 million was outstanding under the 2010 Term Loan A, an amount equal to the outstanding principal amount under the 2008 Term Loan.  As of March 31, 2010, no amounts were outstanding under the 2010 Term Loan B or the 2010 Revolver Loan.  As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

The 2010 Term Loan A and the 2010 Term Loan B each mature on September 30, 2014, unless accelerated pursuant to an event of default, as described below. The 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the 2010 Term Loan A, 2010 Term Loan B and the 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company’s indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement). Borrowings as of March 31, 2010, including the interest rate swap agreement as described in Note 7, were bearing a weighted average interest rate of 7.88%.

All amounts outstanding under the 2010 Revolver Loan will be due and payable upon the earlier of the maturity date or the acceleration of the loan upon an event of default. Amounts outstanding under the 2010 Term Loan A and the 2010 Term Loan B became due and payable commencing on March 31, 2010 and June 30, 2010, respectively in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. Remaining balances will be due and payable upon maturity, unless the loans are accelerated upon an event of default.

Certain subsidiaries, including AWCC, Commnet, Sovernet and Choice are guarantors of our obligations under the 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and the guarantor subsidiaries, including its principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

The 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of March 31, 2010, the Company was in compliance with all of the financial covenants of the 2010 CoBank Credit Agreement.

The 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders’ commitments under the 2010 CoBank Agreement.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company’s borrowings.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company uses a derivative to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during either the three months ended March 31, 2009 or 2010.

Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through March 31, 2011, the Company estimates that an additional $2.7 million will be reclassified as an increase to interest expense due to the interest rate swap since the hedge interest rate exceeds the variable interest rate on the debt.

As of December 31, 2009 and March 31, 2010, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2009 and March 31, 2010 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2009	March 31, 2010
Derivatives designated as hedging instruments:
Interest Rate Swap	Other liabilities	$5,096	$5,915
Total derivatives designated as hedging instruments		$5,096	$5,915

The table below presents the effect of the Company’s derivative financial instrument on the income statements for the three months ended March 31, 2009 and 2010 (in thousands):

Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2009	Interest Rate Swap	$21	Interest expense	$659
2010	Interest Rate Swap	(820)	Interest expense	713

Credit-risk-related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2010, the fair value of the interest rate swap liability position, related to this agreement was $5.9 million. As of March 31, 2010, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligation under the agreement at its termination value of $5.9 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Three Months Ended March 31,
	2009			2010
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$228,873	$32,787	$261,660	$255,746	$26,687	$282,433
Stock based compensation	300	—	300	355	—	355
Comprehensive income:
Net income	8,802	228	9,030	4,006	(148)	3,858
Other comprehensive income(loss)- Gain(loss) on interest rate swap (net of tax)	401	—	401	(492)	—	(492)
Total comprehensive income	238,376	33,015	271,391	3,869	(148)	3,721
Dividends on common stock	(2,741)	—	(2,741)	—	—	—
Distributions to non-controlling interests	—	(1,634)	(1,634)	—	(31)	(31)
Investments made by minority shareholders	—	—	—	—	125	125
Purchase of common shares	(23)	—	(23)	—	—	—
Equity, end of period	$235,612	$31,381	$266,993	$259,615	$26,633	$286,248

9.  NET INCOME PER SHARE

For the three months ended March 31, 2009 and 2010, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2009	2010
Basic weighted average common shares outstanding	15,229	15,260
Stock options	21	187
Diluted weighted average common shares outstanding	15,250	15,447

The above calculations for the three months ended March 31, 2009 and 2010 do not include 334,000 and 60,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2009
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Revenues	$22,734	$21,639	$5,167	$4,610	$1,816 (1)	$—	$55,966
Depreciation and amortization	4,183	3,235	711	719	278	74	9,200
Non-cash stock-based compensation	—	—	—	32	—	268	300
Operating income (loss)	9,318	10,252	210	(494)	(564)	(1,945)	16,777

	For the Three Months Ended March 31, 2010
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
Revenues	$21,159	$22,936	$4,621	$4,926	$1,043	$—	$54,685
Depreciation and amortization	4,283	4,070	745	700	230	41	10,069
Non-cash stock-based compensation	—	—	—	10	—	345	355
Operating income (loss)	7,456	9,950	(445)	(115)	(554)	(8,870)	7,422

(1)          Includes $0.8 million of wireless television services for the three months ended March 31, 2009. This service was discontinued on May 31, 2009.

	Segment Assets
	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Corporate	Consolidated
December 31, 2009:
Net fixed assets	$117,931	$68,560	$16,584	$8,829	$4,165	$946	$217,015
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	152,936	147,639	43,135	24,898	6,599	71,347	446,554
March 31, 2010:
Net fixed assets	$120,083	$72,988	$16,886	$8,588	$4,194	$1,565	$224,304
Goodwill	—	32,148	722	7,491	—	—	40,361
Total assets	157,153	148,420	42,198	24,165	5,179	66,082	443,197

	Capital Expenditures
Three Months Ended March 31,	Integrated Telephony- International	Rural Wireless	Island Wireless	Integrated Telephony- Domestic	Wireless Data	Reconciling Items	Consolidated
2009	$3,490	$5,720	$530	$240	$—	$—	$9,980
2010	5,970	4,435	1,047	335	4,440	662	16,889

11.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. During 2008, at the request of the Government, GT&T met with high-ranking members of the Government to discuss potential modifications of GT&T’s exclusivity rights and the introduction of competition for international voice and data services. ATN and GT&T believe that such competition is precluded by GT&T’s exclusive license to provide domestic fixed and international voice and data services in Guyana, which has a stated expiration in December 2010. Each of these licenses is renewable at GT&T’s option, for an additional term of twenty years. In November of 2009, GT&T notified the Government that it is exercising its option to renew its exclusive and non-exclusive licenses for a further period of twenty years. In exercising our option to renew our licenses, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government.

ATN and GT&T believe that any early termination of our exclusivity would require our consent and appropriate compensation to GT&T, as well as the satisfactory resolution of certain long-standing claims between us and the Government relating to certain tax and other matters. In addition, certain modifications to the legal and regulatory regime governing the telecommunications market sector in Guyana will be necessary. The Government of Guyana has acknowledged that a transition to full competition will require a significant rebalancing of local and long distance rates for domestic and international services provided by GT&T. During 2008, GT&T held discussions with the Government to develop an appropriate methodology and process to implement rate rebalancing during and after a transition to competition. We have been open about our willingness to consider relingquishing our international exclusivity rights in 2010 as part of an overall settlement and agreement.

In October 2008, GT&T was informally notified that the Government has retained the services of a US-based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunications competition in Guyana. GT&T has met informally with those persons to discuss the process and possible timing of any legislation or regulatory initiative. GT&T has been informed that draft legislation liberalizing the telecommunications sector in Guyana may be available during 2010. At this time, ATN and GT&T do not know whether or how any draft legislation will address GT&T’s exclusive license, and if so, whether it would be pursuant to an agreement between GT&T and the Government. Other than entering into such an agreement on mutually acceptable terms, ATN and GT&T would seek to enforce GT&T’s rights by law and contract to be the exclusive provider of domestic fixed and international voice and data services in Guyana and would pursue any other legitimate avenues of recourse available to us. Although ATN and GT&T believe that they would be entitled to damages for any involuntary termination of that exclusive license, ATN and GT&T cannot guarantee that we would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

Litigation

Upon the acquisition of GT&T in 1990, ATN entered into an agreement with the government of Guyana to significantly expand GT&T’s existing facilities and telecommunications operations and to improve service within a three-year period pursuant to an expansion and service improvement plan (the “Plan”).  Since 1995, the PUC has had a pending proceeding questioning whether or not GT&T completed the Plan within the required timeframe.  A ruling against GT&T could have a material adverse effect to the Company although GT&T believes that its obligations have been fulfilled and it has continued to aggressively develop the telecommunications infrastructure in all areas including landline, wireless and data.

GT&T is involved in several legal claims regarding its tax filings with the Guyana Inland Revenue dating back to 1991 regarding the deductibility of advisory fees paid to ATN by GT&T as well as other tax assessments. No action has been taken by the Guyana Inland Revenue since 1997.  Should GT&T be held liable for any of the tax liabilities, totaling $23.5 million, the Company believes that the government of Guyana would be obligated to reimburse GT&T for any amounts that would reduce GT&T’s return on investment to less than 15% per annum for the relevant periods.

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

We believe that any legal challenge to GT&T’s exclusive license granted in 1990, including other lawsuits filed in 2000 by Inet Communications, Inc. and in 2002 by an individual are without merit and we will vigorously defend against such a legal challenge.

For all of the above regulatory, litigation, or related matters, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2010.

12.  RELATED PARTY TRANSACTION

Choice Television Assets

In December 2007, the Company wrote down its investment in the television assets of Choice and began exploring strategic alternatives for their use or disposition. Choice discontinued its wireless television service in May 2009. In November 2009, upon approval by the Audit Committee of the Board of Directors, the Company entered into an agreement with Cornelius B. Prior, Jr., the Chairman and the father of the Company’s Chief Executive Officer, to sell to Mr. Prior such assets of Choice for $400,000 in cash. The assets, which are located in the US Virgin Islands, consisted primarily of television transmission facilities, subscriber equipment and satellite receiver equipment. The sale to Mr. Prior was completed in December 2009.

13.  SUBSEQUENT EVENTS

Other than the transaction noted in Note 4, there were no subsequent events required to be recognized or disclosed in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide wireless and wireline telecommunication services in North America and the Caribbean through the following operating subsidiaries:

•Allied Wireless Communications Corporation (“AWCC”), a provider of wireless voice and data services to retail and business customers in six states in the rural U.S., operating under the “Alltel” brand.  AWCC, a wholly owned subsidiary of the Company, began service following the Company’s acquisition of former Alltel assets from Verizon Wireless in April 2010.  The Company will consolidate AWCC’s financial results beginning in the second quarter of 2010.

• Commnet Wireless, LLC (“Commnet”), an owner and operator of wholesale wireless networks in rural areas of the United States. Commnet provides wireless voice and data communications roaming services principally to national, regional and local wireless carriers. Commnet generated approximately 39% and 42% of our consolidated revenues for the three months ended March 31, 2009 and 2010, respectively. We acquired a 95% equity interest in Commnet in 2005 and acquired the remaining 5% equity interest in 2007.

• Guyana Telephone & Telegraph Company, Ltd. (“GT&T”), the exclusive provider of local exchange and international long distance telecommunications services in the Republic of Guyana. GT&T is also one of two service providers in Guyana’s competitive wireless telecommunications market. We have owned 80% of the stock of GT&T since January 1991.. GT&T generated approximately 41% and 39% of our consolidated revenues for the three months ended March 31, 2009 and 2010, respectively.

•Bermuda Digital Communications, Ltd. (“BDC”), a leading wireless voice and data communications service provider in Bermuda, doing business under the name “Cellular One”. We acquired an equity interest in, and signed a management contract with, BDC in 1998.  During 2008, BDC completed a share repurchase of its common stock. We did not tender any shares for repurchase, and, as a result of the transaction, we increased our holdings from approximately 43% to approximately 58% of BDC’s outstanding common stock.  In 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

•Sovernet, Inc. (“Sovernet”), a facilities-based integrated voice, broadband data communications and dial-up service provider in New England and New York State. Sovernet’s retail telecommunications service is delivered to business and residential customers in Vermont and New Hampshire. Sovernet also delivers wholesale transport services in New York State through its majority-owned subsidiary, ION. Sovernet currently holds 75% of the equity interest in ION.

•Choice Communications, LLC (“Choice”), a leading provider of fixed and portable wireless broadband data and dial-up internet services to retail and business customers in the U.S. Virgin Islands. Choice was acquired by us in 1999 and is a wholly owned subsidiary. Choice discontinued its wireless television service on May 31, 2009 to focus mainly on providing wireless broadband data services.

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to approximately 3% to 5% of their respective revenues. Management fees from consolidated subsidiaries are eliminated in consolidation.

The following chart, which does not include operations under our AWCC subsidiary, summarizes the operating activities of our principal subsidiaries and the markets they serve as of March 31, 2010:

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

We have been dependent on Commnet and GT&T for a majority of our revenues and profits. For the three months ended March 31, 2010, approximately 81% of our consolidated revenue and all of our consolidated operating income were generated by these two operating subsidiaries.

Over the past five years, we have added substantially to the diversity of our business and reduced our historical dependence on our Guyana operations for a substantial majority of our revenue and profit. This reduction of GT&T’s contribution is due mainly to the acquisition and growth of our U.S. wireless and wireline business and the 2008 increase in our ownership interest in our Bermuda operations and related acquisitions. Our recently completed Alltel Acquisition, completes this trend of diversification and we expect will result in a significant majority of our revenue in the future quarters being generated by U.S. domestic operations.  However, we expect to continue actively evaluating additional investment and acquisition opportunities that meet our return-on-investment and other acquisition criteria.  Any such additional investments may further shift the geographic concentration of our revenue and cash flow sources.  For information regarding the Alltel Acquisition see “Acquisition of Alltel Assets” below.

During the three months ended March 31, 2010, our U.S. wholesale wireless business was the single largest contributor to our revenue and operating income. The revenues and profits of this U.S. wholesale wireless business are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. Historically, the growth in same site voice and date volumes and the number of operated sites has outpaced the decline in rates.  However, in the first quarter of 2010, a significant decrease in the data rates almost offset overall voice and data traffic growth.  The growth of these revenues has historically been driven mainly by the rate at which we expand the number of base stations we operate. We compete with wireless service providers that operate networks in its markets and offer wholesale roaming services as well. In addition, our carrier customers may also elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate, reducing or eliminating their need for our services in that market. For example, pursuant to a series of agreements that we entered into with a large national carrier in connection with our build out of a wireless network in certain parts of the Midwest, this carrier may, at their option beginning in April 2010, purchase the network assets that Commnet now operates in that area.  This carrier’s exercise of its purchase option, while providing a significant cash payment that we might re-invest in other operating areas, likely would have a significant effect on our wholesale wireless revenue.  In addition, the 2009 acquisition by Verizon Wireless of Alltel Corporation assets, and pending acquisition of Alltel assets by AT&T, will result in our wholesale customers having their own infrastructure in certain markets where they are currently served by us. This is expected to result in a significant loss of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other revenues generated or other sources could materially reduce our overall operating profits. While we are not able to precisely determine the extent of this revenue impact precisely at this time, we expect that at the very least we will begin to experience lost revenue from those overlapping areas in 2010 which may more than offset any wholesale growth in that period.  For more information regarding this segment, see the discussion of “Rural Wireless” in Note 10 to our Consolidated Financial Statements included in this Report.

The largest single component of our revenues and profits in the Guyana market has historically been from international long distance business, which accounted for approximately 14 % of our consolidated revenue during the three months ended March 31, 2010. The primary drivers of this long distance business are the population of Guyanese living abroad who initiate calls to Guyana and the rate foreign carriers pay us for handling incoming international calls and the number of people in Guyana with a wireless handset or fixed telephone line. However, in recent years, we believe various methods of illegal bypass and alternative and cheaper media for communication, such as e-mail and text messaging, may have had a negative impact on both voice traffic and international long distance revenues. Beginning in 2008, we believe there was a substantial increase in illegal bypass activities. We have taken a number of measures to counter illegal bypass, including taking action against unlicensed operators in Guyana, introducing special outbound call center rates, but we have yet to see clear signs that those actions have significantly slowed the pace of bypass traffic growth. More recently, we also believe the current economic recession has reduced the volume of calls into and out of Guyana and negatively impacted our revenues.  In addition, long distance revenue was negatively impacted as a result of lower outbound calling rates introduced in January 2010 as part of a promotion approved by the regulatory authorities.

While the majority of this international long distance revenue is generated by calls originated by, or terminating with, our wireline and wireless customers, we are currently the exclusive provider of international voice and data in Guyana and therefore generate revenue and profit from calls and data originating on our competitor’s wireless network pursuant to an interconnection agreement. Digicel notified us that it terminated the agreement effective January 2010. For more information about Digicel’s termination of its interconnection agreement with us, please see “Recent Proceedings” under Item 3—Legal Proceedings in our 2009 Form 10-K.  While we expect that international long distance revenue will represent less than 5% of overall revenue once we have integrated our newly acquired U.S. retail wireless assets, loss in this revenue causes a disproportionate loss in operating income due to the fact that some of the largest costs related to this business are the capital costs of building and upgrading our international facilities and our local networks in Guyana.

In addition to our 2010 planned capital expenditures to expand and upgrade our Guyana networks, we will be investing over the next three months an additional $4 million to $6 million in a new submarine fiber optic cable in Guyana. We have invested approximately $22.2 million in this cable through March 31, 2010. The construction of this new international cable connecting Guyana to Trinidad will have the potential to provide for continued growth in the provision of high speed data and internet services into Guyana, and give us a cost-effective method of increased redundancy. We believe this is particularly important in the current operating environment of a worldwide shift from voice-driven applications to data-driven applications and the growth in broadband demand. We expect this cable to be operational mid-year 2010.

As previously disclosed in our public reports, the Government of Guyana has repeatedly stated its intention to introduce additional competition into Guyana’s telecommunications sector and held formal discussions with us in early 2008 regarding potential modifications or termination of our exclusivity rights. In October 2008, we were informally notified that the Government had retained the services of a U.S. based law firm and a consultant to develop the legislative and regulatory reforms necessary to introduce telecommunication competition in Guyana. Based on informal discussions with these parties, we currently expect draft legislation to be available during 2010. Our exclusive license has a stated initial term that expires in December 2010 and is according to its terms, renewable for an additional 20 year term at our sole option. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years.

At this time, we do not know whether or how any draft legislation will address our exclusive license, and if so, whether it would be pursuant to an agreement between us and the Government. Other than entering into such an agreement on terms acceptable to us, we would seek to enforce our rights by law and contract to be the exclusive provider of international voice and data services in Guyana. Although we believe that we would be entitled to damages for any involuntary termination of that license, we cannot guarantee that we would prevail in any court or arbitration proceeding. See “Business—Regulation—Regulation of Our GT&T Subsidiary—Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk” in our 2009 Form 10-K.

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of our exclusive license under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, we petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009. We filed its answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to our exclusive license granted in 1990 is without merit and we will vigorously defend against such a legal challenge.

Acquisition of Alltel Assets

On April 26, 2010, we completed our previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon (the “Alltel Acquisition”).  Pursuant to the Alltel Acquisition, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company, whose membership interests were acquired by AWCC, our wholly-owned subsidiary.  In connection with the acquisition, the Company and Verizon entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for a twenty-eight year total term in connection with the continuing operation of the acquired assets.  The purchase price of the acquisition was $200 million, plus approximately $23 million in connection with a customary net working capital adjustment.

Stimulus Grants

On August 20, 2009, we filed two applications for stimulus funds made available by the US Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

In December 2009, our fiber optic subsidiary, ION, was named to receive a $39.7 million federal stimulus grant to fund its ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project will be undertaken through a public-private partnership between ION and the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers.

The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the project period as expenses are incurred, which is expected to be within the next three years. An additional $9.9 million will be invested in the project by us and by DANC.

The funding of the new ION project is scheduled to occur in May 2010. Accordingly, the Company did not recognize any of the granted funds during the three months ended March 2010. The results of our U.S. fiber optic transport business are included in the Company’s “Integrated Telephony-Domestic” segment as reported in Note 10 to our Consolidated Financial Statements included in this Report.

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (NTUA) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, our wholesale wireless subsidiary, Commnet, is partnering with NTUA to provide last mile services through the company’s 4G LTE network. This network will allow NTUA to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to occur until later in 2010, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three months ended March 2010.

Results of Operations

Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2009	2010	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
Wireless	$31,725	$33,122	$1,397	4.4%
Local telephone and data	13,053	13,704	651	5.0
International long distance	10,401	7,859	(2,542)	(24.4)
Other	787	—	(787)	(100.0)
Total revenue	55,966	54,685	(1,281)	(2.3)
OPERATING EXPENSES:
Termination and access fees	10,446	10,677	231	2.2
Internet and programming	789	421	(368)	(46.6)
Engineering and operations	6,947	6,412	(535)	(7.7)
Sales and marketing	3,592	4,105	513	14.3
General and administrative	8,215	10,786	2,571	31.3
Acquisition-related charges	—	4,793	4,793	100.0
Depreciation and amortization	9,200	10,069	869	9.4
Total operating expenses	39,189	47,263	8,074	20.6
Income from operations	16,777	7,422	(9,355)	(55.8)
OTHER INCOME (EXPENSE):
Interest expense	(1,157)	(1,266)	(109)	(9.4)
Interest income	340	154	(186)	(54.7)
Other income (expense), net	26	4	(22)	(84.6)
Other income, net	(791)	(1,108)	(317)	(40.1)
INCOME BEFORE INCOME TAXES	15,986	6,314	(9,672)	(60.5)
Income taxes	6,956	2,456	(4,500)	(64.7)
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	9,030	3,858	(5,172)	(57.3)
Equity in earnings of unconsolidated affiliate	—	—	—	—
NET INCOME	9,030	3,858	(5,172)	(57.3)
Net income attributable to non-controlling interests	(228)	148	376	164.9
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,802	$4,006	$(4,796)	(54.5)%

Wireless revenue.  Wireless revenue includes wholesale voice and data roaming revenue from our rural U.S. operations, retail wireless revenues generated in Guyana, and our retail wireless revenues generated by our Island Wireless segment in Bermuda and the islands.

Wireless revenue increased to $33.1 million for the three months ended March 31, 2010 from $31.7 million for the three months ended March 31, 2009, an increase of $1.4 million, or 4%. Our rural U.S. business increased its revenues by $1.3 million, or 6%, to $22.9 million from $21.6 million for the three months ended March 31, 2010 and 2009, respectively.

The increase in wireless revenue from our U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations and the expansion of our data capabilities, which generated growth in minutes of use and increased data revenue. As of March 31, 2010, a total of 586 base stations were deployed as compared to 484 base stations as of March 31, 2009. Our rural wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes, respectively) at existing sites and growth in data roaming revenue. Such growth in voice and data traffic was, however, partially offset by recent rate reductions. These rate reductions were mostly made to our data rates for larger carriers and, in some cases, more than offset the growth in data roaming volumes for those carriers.

Verizon’s acquisition of Alltel and the AT&T acquisition of certain assets of Alltel, if approved by federal and regulatory authorities, will cause some loss of wireless revenue for us because certain network assets acquired by each of Verizon and AT&T overlap geographically with Commnet’s U.S. network, of which they were our customers, in a substantial number of areas. In addition, the AT&T acquisition, if approved by the regulatory authorities, is expected to result in a significant additional loss in revenue when AT&T completes its previously announced GSM network build in those areas. AT&T has publicly stated its expectation that it will complete such an overlay within a year from closing the purchase. This loss in revenue could have a significant negative impact on our revenues and operating income if it is not offset or replaced by increased revenue in other areas of our U.S. rural wireless business or from other sources (including increased revenue in connection with our recently completed Alltel Acquisition).

While we expect to see a continued increase in wireless revenues from our rural U.S. wireless business in geographical areas not impacted by Verizon or AT&T’s acquisition of Alltel Wireless networks, the pace of that increase in non-Alltel overlap markets may be slowed as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and scheduled reductions in revenue rates.  We also expect to receive a portion of the $32.1 million grant from the NTIA to build on the Navajo Nation during 2010 but do not expect the network buildout, which will incur as a result of that grant, to significantly impact revenue during 2010.

Wireless revenue in Guyana increased by $0.7 million, or 14%, to $5.6 million for the three months ended March 31, 2010, from $4.9 million for the three months ended 2009.  Wireless subscribers in Guyana increased 13%, from approximately 254,000 subscribers as of March 31, 2009 to approximately 286,000 subscribers as of March 31, 2010.

While we have experienced this recent growth, competition remains intense, and the largely pre-paid subscriber base means that subscribers and revenue could shift relatively quickly in future periods.  . In addition, the overall number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on Guyana telecommunications carriers, including our GT&T subsidiary, to collect proof of address and photographic identification for all new and existing customers. These requirements mandate that the telecommunications carriers must obtain this information or discontinue services to any undocumented subscribers. These regulations, which recently became effective, are part of broader legislation enacted by the Government requiring telecommunication carriers to implement procedures and network changes intended to assist law enforcement activities. In the case of wireless customers, this data collection requirement was to be complied with by December 18, 2009. GT&T has communicated to the Government the logistical difficulty of complying with its records requirement and the possibility for disruptions in service and the Government has indicated that while it may not immediately enforce the disconnection, it will urge all carriers to use all possible avenues to collect this data.

Wireless revenue at our Island Wireless business decreased by $0.6 million, or 12%, to $4.6 million from $5.2 million for the three months ended March 31, 2010 and 2009, respectively. Wireless subscribers in Bermuda increased moderately to 20,500 for the three months ended March 31, 2010 from 20,200 for the three months ended March 31, 2009, respectively.  We expect wireless revenue from our Island Wireless business to grow as we complete the expansion and upgrading of our network in our early stage business in Turks and Caicos and launch new services in Bermuda.

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

Local telephone and data revenue increased by $0.6 million, or 5%, to $13.7 million for the three months ended March 31, 2010 from $13.1 million for the three months ended March 31, 2009. The increase is attributable to both the U.S. and Guyana markets. In the U.S., we increased revenues by $0.3 million, mainly as a result of growth at ION, which we acquired on August 15, 2008. We continue to add business customers for our voice and data services; however, the overall revenue increase is partially offset by the decline in the residential data business, particularly dial-up internet services. Local telephone and data revenue in Guyana increased $0.3 million, or 4%, to $7.7 million for the three months ended March 31, 2010 from $7.4 million for the three months ended March 31, 2009. Our access lines in Guyana grew from approximately 140,000 lines as of March 31, 2009 to approximately 148,000 lines as of March 31, 2010 (an increase of 6%). Revenue from the growth in access lines has been partially offset by a decrease in usage that is likely due to wireless service alternatives. Data revenue from our U.S. Virgin Islands operations remained consistent at $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

In future periods, we anticipate that local telephone and data revenue will increase modestly as a result of network expansion, subscriber and access line growth, and high-speed data sales in New York, New England and Guyana. While we expect to expand our network and receive a portion of the $39.7 million grant during 2010, we do not expect the network buildout to significantly impact revenue during 2010 since the buildout will not be complete.

International long distance revenue.  International long distance revenue is generated by international telephone calls into and out of Guyana and does not include international long distance revenue generated by our other operations.

Inbound traffic, which made up 75% of all international long distance traffic and 69% of international long distance revenue for the three months ended March 31, 2010, is settled in U.S. dollars. Inbound traffic constituted a smaller portion of overall international traffic in the first quarter of 2010 than historic norms.  However, we expect outbound calling to continue at or about this level, or perhaps increase, as a result of lower outbound calling rates (as discussed below).  International long distance revenue was $7.9 million for the three months ended March 31, 2010, a decrease of $2.5 million, or 24%, from $10.4 million for the three months ended March 31, 2009. We believe this decrease is a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment.

International voice traffic may also be declining as a result of the growth of alternative and cheaper media for communications, such as e-mail and text messaging. That shift to alternatives may grow faster in the future as we expand our data offerings in the market. Although the other modes of communication may cause a decline in both voice traffic and in international long distance revenues in future periods, we may see a slight increase in traffic and revenues if we are effective in combating illegal bypass. We have taken a number of measures to counter illegal bypass, but have had limited success to date. These measures include taking action against unlicensed operators in Guyana, introducing special outbound call center rates, and we are examining automated technical solutions as well. The outcome of negotiations with the Government of Guyana regarding the exclusivity terms of our license is also likely to negatively impact this revenue in the future. In January 2010, we launched a promotion significantly lowering international calling rates to certain destinations. We expect this to stimulate traffic volumes but expect it still may result in a further revenue decline given the size of the rate reduction. This promotion was initially set to expire on March 31, 2010, but we were able to obtain an extension from the Public Utilities Commission (PUC) to continue the promotion through June 30, 2010.

Other revenue.  Other revenue represents revenue from wireless digital television services in the U.S. Virgin Islands, which was discontinued in May 2009. The Company terminated its wireless television services in order to focus solely on providing wireless broadband data and dialup internet services.  Due to the termination of these services, we will no longer recognize other revenue relating to digital television services.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our rural wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.  Termination and access fees increased by $0.3 million, or 3%, from $10.4 million for the three months ended March 31, 2009 to $10.7 million for the three months ended March 31, 2010, as a result of increased traffic.

Termination and access fees are expected to increase in future periods, but remain fairly consistent as compared to their related revenues, as our U.S. wireless and, to a lesser extent, wireline operations in the U.S. and Guyana expand.

Internet and programming expenses.  Internet and programming expenses include internet connectivity charges and digital television programming.  Internet and programming expenses decreased from $0.8 million for the three months ended March 31, 2009 to $0.4 million for the three months ended March 31, 2010. This decrease was a result of a decrease in expenses from the U.S. Virgin Islands, as we terminated our digital television service on May 31, 2009. We expect internet and programming expenses to expand starting in the second quarter of 2010 due to our acquisition of Alltel and growth in our high speed data service across most of our operations.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.  Engineering and operations expenses decreased by $0.5 million, or 7%, from $6.9 million for the three months ended March 31, 2009 to $6.4 million for the three months ended March 31, 2010. This decrease is primarily the result of a decrease in expenses from the U.S. Virgin Islands, as we terminated our digital television service on May 31, 2009.  We expect that engineering and operations expenses will increase in the future as our networks expand and require additional support and as we transition the network that we recently acquired as part of our Alltel Acquisition.

Sales and marketing expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.5 million, or 14%, from $3.6 million for the three months ended March 31, 2009 to $4.1 million for the three months ended March 31, 2010. The majority of this increase is the result of increased promotions in Guyana in the first quarter of 2010, which have been extended through June 30, 2010.

We expect that sales and marketing expenses for our operations will remain fairly consistent as a percentage of related revenues in the near future.  Due to our Alltel Acquisition, we expect that sales and marketing expenses will increase substantially in future periods in the United States.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.  General and administrative expenses also include internal costs associated with our pending or completed acquisitions.

General and administrative expenses increased by $2.6 million, or 32%, from $8.2 million for the three months ended March 31, 2009 to $10.8 million for the three months ended March 31, 2010. Of this increase, $2.1 million was the result of increased overhead to support our growth and internal costs associated with our Alltel Acquisition, which was completed in April 2010.

While the Alltel Acquisition has been completed, we expect overall general and administrative expenses to increase in order to aid our transition efforts and to support our growth but to remain roughly consistent as compared to our consolidated revenues.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal and consulting, directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, which we incurred during the three months ended March 31, 2010 in connection with the pending Alltel Acqusition.

For the three months ended March 31, 2010, acquisition-related charges were $4.8 million, all of which were attributable to the April 2010 Alltel Acquisition.

Although the Alltel Acquisition has been completed, we expect that acquisition-related expenses will continue to be incurred unrelated to the Alltel Acquisition and at a much reduced level, as the Company continues to explore any additional acquisition opportunities that arise and may meet its investment objectives.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $0.9 million, or 10%, from $9.2 million for the three months ended March 31, 2009 to $10.1 million for the three months ended March 31, 2010. The increase is primarily due to the addition of fixed assets from our network expansion in our rural U.S. wireless business.

We expect depreciation and amortization expenses to continue to increase as a result of a future network expansion in the U.S. and elsewhere.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities.

Interest expense increased from $1.2 million for the three months ended March 31, 2009 to $1.3 million for the three months ended March 31, 2010. The increase in interest expense was due to the amendment of our existing credit facility. As described in Note 6 to the Consolidated Financial Statements, the Company entered into an amended and restated credit agreement on January 20, 2010.  As of March 31, 2010, we had $73.9 million outstanding under our 2010 Term Loan A facility.  We had no outstanding borrowings under our revolving line of credit during the three months ended March 31, 2009 or 2010.

Our draw-downs under the Amended Credit Facility, in connetion with the Alltel Acquisition in April 2010, will increase the Company’s interest expense in the future.  For a discussion of the Company’s 2010 Credit Facility, please see Note 6 to the Consolidated Financial Statements.

Interest income.  Interest income represents interest earned on our cash, cash equivalents and short term investments.

Interest income decreased to $0.2 million from $0.3 million for the three months ended March 31, 2010 and 2009, respectively. This decrease is a result of a decrease in the interest rates and subsequent amounts earned on our cash and investments.

We expect that our interest income will decrease in the short term as a result of our usage of cash to partially fund the purchase price of the Alltel Acquisition.

Income taxes.  The effective tax rate was 44% for the three months ended March 31, 2009 and 39% for the three months ending March 31, 2010. Income tax expense includes federal and state income taxes at their respective statutory rates as well as the Guyanese income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions as well as the receipt of dividends from our foreign subsidiaries.

Net Income Attributable to Non-Controlling Interests.  Net income attributable to non-controlling interests consists of the Guyana government’s 20% interest in GT&T, a non-controlling shareholder’s 4% interest in Sovernet, other non-controlling shareholders’ interests in certain consolidated subsidiaries of BDC, Commnet and Sovernet, and non-controlling shareholders’ 42% equity interest in BDC.

Net income attributable to non-controlling interests decreased from $0.2 million of expense for the three months ended March 31, 2009 to a $0.1 million gain for the three months ended March 31, 2010. This decrease was a result of the allocation of non-controlling shareholders’ share of losses in two early stage businesses (ION and Islandcom).

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income decreased to $4.0 million for the three months ended March 31, 2010 from $8.8 million for the three months ended March 31, 2009. On a per share basis, net income decreased from $0.58 per basic and diluted share to $0.26 per basic and diluted share for the three months ended March 31, 2009 to 2010, respectively.

Segment results.  We currently have five material operating segments, which we manage and evaluate separately: (1) Rural Wireless; (2) Integrated Telephony—International; (3) Island Wireless; (4) Integrated Telephony—Domestic; and (5) Wireless Data.. Segment results are set forth in Note 10 to the Consolidated Financial Statements included in this Report.

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

In April 2010, we funded the purchase price of the Alltel Acquisition with cash-on-hand and borrowings under our existing credit facility.  We drew down a $150 million term loan under the credit facility and borrowed $40 million under our previously undrawn $75 million revolving credit facility.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks. For the three months ended March 31, 2009 and 2010, we spent approximately $10.0 million and $16.9 million on capital expenditures, respectively. Of the $16.9 million of 2010 capital expenditures, we spent approximately $4.4 million expanding our U.S. wholesale wireless network by increasing the number of base stations as well as switching and cell site equipment required to expand our geographic coverage and technical capabilities. In Guyana, we spent approximately $6.0 million on capital expenditures, of which $4.3 million was related to construction costs on a new fiber optic submarine cable into the country which is expected to be ready for use during mid-2010, while the remainder of the capital expenditures in Guyana was for the expansion of the capacity and coverage of our wireline and wireless network. In addition, we invested $4.4 million in capital expenditures related to a wireless network build-out in the U.S. Virgin Islands, which is expected to launch mid-2010. A majority of the remaining consolidated capital expenditures was incurred by our Island Wireless segment in connection with our network development in Turks and Caicos, which is scheduled to be operational during mid-2010.

We are continuing to invest in expanding our networks in many of our markets and expect to incur capital expenditures between $125 million and $135 million in 2010.  The majority of these expenditures, and the increase from our previous estimate, relate to our U.S wireless business.  Specifically we anticipate expenditures of between $60 million to $80 million in our U.S. retail wireless business primarily related to one-time costs for network migration and information technology and system conversion costs in conjunction with our integration of our newly acquired awireless assets.  However, we are still evaluating numerous capital projects that we inherited with our Alltel Acquisition that may impact this number.  This 2010 estimate also includes approximately $15 million to $20 million relating to the construction of the submarine fiber optic cable in Guyana and wireless network build-out in the U.S. Virgin Islands, some of which was incurred in the first quarter of 2010.  We expect to fund our current capital expenditures primarily from cash generated from our operations, and borrowings against our new line of credit.  We may also seek to access additional borrowing capacity under our bank credit facility.

Acquisitions and Investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. In April 2010, we funded the purchase price of the Alltel Acquisition with cash-on-hand and borrowings under our existing credit facility.  We drew down a $150 million term loan under the credit facility and borrowed $40 million under our previously undrawn $75 million revolving credit facility.

We also continue to explore opportunities to acquire communications properties or licenses in the United States, the Caribbean and elsewhere. We also explore opportunities to substantially expand our existing networks and technologies in the United States and the Caribbean. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our Capital Stock, payment of cash or incurrence of additional debt.  From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Dividends.  We use cash on hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2010, our dividends to our stockholders approximated $3.1 million, which reflects dividends declared on April 1, 2010, and paid on April 19, 2010. We have paid quarterly dividends for the last 46 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of March 31, 2010 repurchasing common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the three months ended March 31, 2010.

Cash Generated by Financing Activities.  On January 20, 2010, we amended and restated our 2008 Credit Facility with CoBank as Administrative Agent. (the “2010 CoBank Credit Agreement”). The 2010 CoBank Credit Agreement provides for a $298.9 million credit facility, consisting of a $73.9 million term loan (the “2010 Term Loan A”), a $150.0 million term loan (the “2010 Term Loan B”) and a $75.0 million revolver loan (the “2010 Revolver Loan,” and together with the 2010 Term Loan A and 2010 Term Loan B, the “2010 Credit Facility”). The 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

Upon the closing of the 2010 Credit Facility, $73.9 million was outstanding under the 2010 Term Loan A, an amount equal to the outstanding principal amount under the 2008 Term Loan. We funded a portion of the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under our previously undrawn $75 million 2010 Revolver Loan.

The 2010 Term Loan A and the 2010 Term Loan B each mature on September 30, 2014, unless accelerated pursuant to an event of default, as described below. The 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the 2010 Term Loan A, 2010 Term Loan B and the 2010 Revolver Loan bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. We are not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of our indebtedness (as defined in the credit agreement) to our EBITDA (as defined in the credit agreement).

All amounts outstanding under the 2010 Revolver Loan will be due and payable upon the earlier of the maturity date or the acceleration of the loan upon an event of default. Amounts outstanding under the 2010 Term Loan A and the 2010 Term Loan B became due and payable commencing on March 31, 2010 and June 30, 2010, respectively,  in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. Remaining balances will be due and payable upon maturity, unless the loans are accelerated upon an event of default.

Certain subsidiaries, including AWCC, Commnet, Sovernet and Choice are guarantors of our obligations under the 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and the guarantor subsidiaries, including its principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

The 2010 CoBank Credit Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders’ commitments under the 2010 CoBank Credit Agreement.

On September 23, 2008, we executed a forward starting interest rate swap. Our objective in using the derivative is to add stability to interest expense and to manage our exposure to adverse changes in interest rates. The interest rate swap has an initial notional amount of $68 million, receives 1 month LIBOR, and pays a fixed rate of 4.42%. The interest rate swap agreement effectively converts the variable interest payments on the first $68 million of our term debt to a fixed rate of 4.42% plus our credit spread, over the life of the agreement. The interest rate swap agreement has a maturity date of September 15, 2015.

Sources of Cash

Total Liquidity at March 31, 2010.  As of March 31, 2010, we had approximately $79.0 million in cash and cash equivalents, a decrease of $11.2 million from the December 31, 2009 balance of $90.2 million. In addition, the Company has $2.4 million in restricted cash escrowed for payment on the undersea cable in Guyana. While we currently believe our existing cash balances and other capital resources, including the $35.0 million available under our revolving line of credit included in our credit facility, are adequate to meet our current operating and capital needs, we may seek additional financing outside of our current credit facility.

Cash Generated by Operations.  Cash provided by operating activities was $10.1 million for the three months ended March 31, 2010 compared to $16.7 million for the three months ended March 31, 2009. The decrease of $6.6 million was primarily due to a reduction in net income for the three months ended March 31, 2010 as compared to March 31, 2009.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, and “Business—Regulation of Our GT&T Subsidiary” in our 2009 Form 10-K and Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Restrictions Under Credit Facility.  The 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of March 31, 2010, we were in compliance with all of the financial covenants of the 2010 CoBank Credit Agreement.

Capital Markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. In June 2009, the Company’s “universal” shelf registration statement filed with the SEC expired by its own terms.  On May 7, 2010, we filed with the

SEC a new “universal” shelf registration statement. If declared effective by the SEC, such filing will register potential future offerings by the Company of the Company’s securities.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for companies with interim and annual reporting periods after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether the Company’s variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The guidance is effective for the Company for fiscal year 2010. The adoption of the provisions of this guidance, which was effective January 1, 2010, did not have a material impact on the consolidated financial statements.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of March 31, 2010, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $5.0 million of long term debt as of March 31, 2010, is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K and those set forth in this Report are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

On April 26, 2010, the Company completed the purchase of certain former Alltel wireless assets from Verizon Wireless for a total purchase price of $223 million.  As a result of this acquisition, the Company through a new wholly owned subsidiary is now operating a retail wireless business in the United States that serves approximately 895,000 subscribers in rural areas of Georgia, North Carolina, South Carolina, Illinois, Ohio and Idaho.  The Company has set forth the following additional risk factors relating to its new U.S. retail wireless business, which should be read in conjunction with the other risk factors applicable to the Company and its businesses discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K:

If we have difficulties integrating our newly acquired U.S. retail wireless business, our business, financial condition and results of operations could be adversely affected.

Our Alltel Acquisition is the largest and most significant acquisition we have undertaken.  As part of that, we have established a headquarters for this business in Arkansas, recruited a management team and headquarter personnel to operate the wireless assets as a stand-alone business (through a new subsidiary, Allied Wireless Communications Corporation (“AWCC”)), and added approximately 540 former Alltel employees that work in the acquired service markets. We expect that we will be required to devote a significant amount of time and attention to integrating these operations with our existing US wireless network and technical operations team.   Among the challenges are (1) the need to integrate a large number of new employees, (2) the need to transition or “re-home” some of the acquired field network facilities to newly built, or other newly acquired, switching and other core network facilities and (3) integrating and aligning numerous business and work processes by building and designing our own processes and the information systems necessary to track and handle those processes.  The integration process poses challenges not found in many acquisitions because of the fact that we have acquired assets and customers that were part of a much larger whole and we need to operate those assets on a much smaller scale and design systems and processes with that in mind.  We are currently dependent on transition services provided by Verizon Wireless for the operation of the Alltel assets, including critical billing and information technology systems and customer services, under an agreement that is set to expire in April 2011.  If we fail to establish our own infrastructure and business systems sufficiently before the one-year anniversary, we may be forced to seek an extension of some of the services provided under the transition services agreement, which may not be available to us at all or only on unfavorable terms.  Significant unexpected difficulties in transitioning billing, inventory, point-of-sale systems or other systems  or the need to seek extended transition services from Verizon Wireless could materially and negatively impact our customers’ experience leading to widespread dissatisfaction, higher rates of customer churn, unsatisfactory employee relations, increased expense and reduced collected revenue.

This is particularly the case if we have difficulty transitioning customer support and billing.    If any of the above events were to occur or if we have other difficulties with the transition process,  it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

Intense competition in the U.S. retail wireless industry and our smaller scale, relative to larger national or regional wireless carriers could adversely affect our business, financial condition or results of operations.

Competition in the U.S. retail wireless industry is currently intense and could intensify further in the future due to the general effects of a weak economy, as well as due to wireless industry factors such as increased market saturation and aggressive price reductions.  Our main competitors are national or global telecommunications companies that are much larger than us.  These carriers possess greater resources and much greater economies of scale that gives them a significant cost advantage in many areas.  The national carriers can deploy new network technologies and mobile handsets and devices more rapidly and at a lower cost.  The national and larger regional carriers typically also have broader radio spectrum holdings, giving them the ability to launch multiple technologies and to devote more bandwidth to a given voice or data service.  Due to our smaller scale, we may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources, which could adversely affect our revenues and costs of doing business.

In particular, our business depends on our access to new handsets and other devices and to a lesser extent, content for data, music or video services, being developed by vendors.  Because of their buying power and the relationships they have created with vendors, the large national carriers have a significant advantage in pushing the development of new technologies and taking advantage of those technologies.  For example, in the past, they have entered into deals with device vendors giving them the exclusive right to sell the latest mobile devices for a period of time.  In addition, we depend on the relationships that we currently have with large “big box” and other distribution vendors, such as Wal-Mart, for a substantial amount of sales.  If we are unable to maintain these relationships, obtain new handsets being developed by vendors at favorable pricing and quantities as a result of our decreased purchasing resources or obtain timely access to content for data, music or video services, our  business, financial condition or results of operations could be adversely affected.

Due to the “island” nature of our newly acquired U.S. wireless network, if we are unable to obtain the roaming services we need from other carriers to operate competitively, our profitability and other results of operations could be adversely affected.

The wireless assets that we acquired were historically operated as part of a national network, whose customers valued nationwide coverage and support.  As a result of the regulatory-required divestiture of these assets, many of our new markets are now non-contiguous and are anticipated to require network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage.  We believe nationwide coverage is important to a large portion of our customer base.

Many of our competitors have regional or national networks which may enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer.  We currently have roaming agreements in place with several larger carriers, including Verizon Wireless, our main competitor, and expect to enter into additional roaming agreements with other carriers.  We expect that we will be highly dependent on the roaming services we use from a mix of our competitors and other carriers.  If we are unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to us and that satisfy our quality and interoperability requirements, our business, financial condition or results of operations could be adversely affected.

At the same time, any failure to successfully build out and enhance our U.S. wireless network and necessary support facilities and systems in a cost-effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on our business, business prospects, financial condition or results of operations. Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs in all markets.

If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover, our revenues could decline and its costs could increase.

Many wireless providers in the U.S. have experienced and have sought to prevent a high rate of customer turnover. We expect that the transition away from Alltel’s much larger, nearly nationwide network to our smaller regional network could cause increased customer turnover, especially within the first year or two of our operations.  Increased customer turnover may occur as a  result of many different factors, including limited network coverage, reliability issues such as blocked or dropped calls, handset problems, price competition for service plans or handset devices, customer care problems such as billing errors or poor customer service, aggressive marketing campaigns by competitors and other competitive factors. In addition, customers could elect to switch to another carrier that has service offerings utilizing a  newer network technology. We cannot assure you that our strategies to address customer turnover will be successful. If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover or fail to replace lost customers, our revenues could decline and our costs could increase, which could have a material adverse effect on our business, financial condition and operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 3010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2010 — January 31, 2010	—	$—	—	$2,808,173
February 1, 2010 — February 28, 2010	—	$—	—	$2,808,173
March 1, 2010 — March 31, 2010	—	$—	—	$2,808,173

Item 6. Exhibits

10.1

Amended and Restated Credit Agreement dated as of January 20, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2010 (File No. 001-12593)).

10.2

Amended and Confirmation Agreement dated as of March 30, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2010 (File No. 001-12593)).

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

Atlantic Tele-Network, Inc.

Date: May 10, 2010	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2010	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Item No.	Description

10.1

Amended and Restated Credit Agreement dated as of January 20, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 25, 2010 (File No. 001-12593)).

10.2

Amended and Confirmation Agreement dated as of March 30, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2010 (File No. 001-12593)).

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