Form 10-Q
period 2010-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2010-08-09
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-12593

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

600 Cummings Center

Beverly, MA 01915

(Address of principle executive offices, including zip code)

(978) 619-1300

(Registrant’s telephone number, including area code)

10 Derby Square

Salem, MA 01970

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 9, 2010, the registrant had outstanding 15,331,512 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate a large scale retail wireless business in the United States and integrate these operations into our existing operations; (2)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of the our subscriber base; (3) our ability to maintain favorable roaming arrangements; (4) increased competition; (5) economic, political and other risks facing our foreign operations; (6) the loss of certain FCC and other licenses and other regulatory changes affecting our businesses; (7) rapid and significant technological changes in the telecommunications industry; (8) any loss of any key members of management; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010, and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 10, 2010. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. This Report contains trademarks, service marks and trade names such as “Alltel”, “CellularOne”, “Cellink”, “Islandcom”, “Choice”, “Sovernet” and “ION” that are the property of, or licensed by, ATN, and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2009	June 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,247	$57,645
Restricted cash	5,248	2,387
Accounts receivable, net of allowances of $4.2 million and $8.1 million, respectively	26,831	62,295
Materials and supplies	5,917	10,270
Deferred income taxes	3,046	3,046
Prepayments and other current assets	5,226	12,211
Total current assets	136,515	147,854
Fixed asset, net	217,015	419,523
Licenses	34,830	79,067
Goodwill	40,361	40,361
Trade name license, net	—	13,314
Customer relationships, net	1,848	55,097
Deferred income taxes	9,085	5,194
Other assets	6,900	22,975
Total assets	$446,554	$783,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,694	$11,194
Accounts payable and accrued liabilities	29,717	45,675
Dividends payable	3,055	3,075
Accrued taxes	9,900	8,195
Advance payments and deposits	3,756	17,180
Other current liabilities	6,765	48,002
Total current liabilities	56,887	133,321
Deferred income taxes	32,171	50,181
Other liabilities	5,512	33,883
Long-term debt, excluding current portion	69,551	245,669
Total liabilities	164,121	463,054
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,732,382 and 15,829,359 shares issued, respectively, and 15,233,745 and 15,331,512 shares outstanding, respectively	158	159
Treasury stock, at cost; 498,637 and 497,847 shares, respectively	(4,687)	(4,680)
Additional paid-in capital	108,720	110,369
Retained earnings	156,827	179,513
Accumulated other comprehensive loss	(5,272)	(7,172)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	255,746	278,189
Non-controlling interests	26,687	42,142
Total equity	282,433	320,331
Total liabilities and equity	$446,554	$783,385

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 and 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
REVENUE:
U.S. Wireless:
Retail	$—	$81,507	$—	$81,507
Wholesale	25,800	39,545	47,439	62,481
International Wireless	11,391	12,530	22,030	23,449
Wireline	22,240	23,230	44,666	43,751
Equipment and Other	990	7,612	2,380	8,071
Total revenue	60,421	164,424	116,515	219,259
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	11,436	41,104	22,828	52,363
Engineering and operations	7,511	18,127	14,456	24,542
Sales and marketing	3,274	31,054	6,309	34,448
Equipment expense	533	10,139	1,082	10,852
General and administrative	9,403	26,643	17,599	37,413
Acquisition-related charges	358	11,041	358	15,834
Depreciation and amortization	9,794	18,542	18,994	28,611
Total operating expenses	42,309	156,650	81,626	204,063
Income from operations	18,112	7,774	34,889	15,196
OTHER INCOME (EXPENSE):
Interest expense	(1,197)	(2,387)	(2,354)	(3,654)
Interest income	369	84	708	238
Gain on bargain purchase, net of taxes of $18,016	—	27,024	—	27,024
Other income, net	10	225	36	230
Other income (expense), net	(818)	24,946	(1,610)	23,838
INCOME BEFORE INCOME TAXES	17,294	32,720	33,279	39,034
Income taxes	7,342	7,968	14,298	10,425
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	9,952	24,752	18,981	28,609
Equity in earnings of unconsolidated affiliates	—	290	—	290
NET INCOME	9,952	25,042	18,981	28,899
Less: Net income attributable to non-controlling interests, net of tax of $0.7 million and $0.6 million for the three months ended June 30, 2009 and 2010, respectively, and $1.4 million and $1.2 million for the six months ended June 30, 2009 and 2010, respectively	(315)	(238)	(543)	(90)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$9,637	$24,804	$18,438	$28,809
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.63	$1.62	$1.21	$1.89
Diluted	$0.63	$1.60	$1.21	$1.86
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,232	15,300	15,231	15,280
Diluted	15,282	15,478	15,267	15,463
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.18	$0.20	$0.36	$0.40

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2010

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,981	$28,899
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	—	(27,024)
Depreciation and amortization	18,994	28,611
Provision for doubtful accounts	767	3,917
Amortization of debt discount and debt issuance costs	255	647
Stock-based compensation	656	980
Deferred income taxes	398	5,159
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,448)	(4,645)
Materials and supplies, prepayments, and other current assets	651	(8,559)
Prepaid income taxes	10,708	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,144)	52,597
Accrued taxes	902	(5,576)
Other	162	(14,268)
Net cash provided by operating activities	45,882	60,738
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired of $0 and $53	(24)	(221,306)
Capital expenditures	(27,541)	(51,995)
Acquisitions of assets	—	(57)
Maturity of short-term marketable securities	2,956	—
Decrease in restricted cash	—	2,862
Net cash used in investing activities	(24,609)	(270,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowers under term loan	—	150,000
Proceeds from borrowers under revolver loan	—	40,000
Dividends paid on common stock	(5,483)	(6,111)
Distributions to non-controlling interests	(5,120)	(861)
Payments of debt issuance costs	—	(3,053)
Repayments of long-term debt	(376)	(3,721)
Investments made by non-controlling interests	200	225
Proceeds from stock option exercises	74	677
Purchase of common stock	(23)	—
Net cash provided by (used in) financing activities	(10,728)	177,156
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,545	(32,602)
CASH AND CASH EQUIVALENTS, beginning of the period	79,665	90,247
CASH AND CASH EQUIVALENTS, end of the period	$90,210	$57,645

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides the following wireless and wireline telecommunications services, through our operating subsidiaries, in North America and the Caribbean:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest United States.  The Company also offers wireless voice and data services to retail customers in Guyana, under the “Cellink” name, in Bermuda under the “CellularOne” name, in Turks and Caicos under the “Islandcom” name and in the U.S. Virgin Islands under the “Choice” name.

•                  Wireline.  The Company’s wireline services include operations in Guyana under the “GT&T” name and in the United States under the “Sovernet” and “ION” names.  The Company is the exclusive provider of domestic wireline local and international long distance telephone services in Guyana. The Company offers facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont, and wholesale transport services in New York State. The Company is a leading internet access service provider in the U.S. Virgin Islands.

ATN was incorporated in Delaware in 1987 and since that time, has engaged in strategic acquisitions to grow the Company’s operations.  From 1998 through 2005, a significant majority of the Company’s revenue was derived from its wireless and wireline operations in Guyana, in which we have owned an 80% interest since 1991.  In addition, the Company has been a provider of fixed and portable wireless broadband data and dial-up internet services through its U.S. Virgin Islands subsidiary, acquired in 1999. In the past five years, the Company has added substantially to the diversity of its business and reduced its historical dependence on its Guyana operations for its financial results.  The Company entered the U.S. telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and the Company continued its U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England.  In 2008, we increased our previously non-controlling investment in a Bermudian wireless voice and data services provider to a controlling 58% interest and entered into new U.S. and Caribbean markets with investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos.  In addition to the diversification of its business through acquisition, the Company has further accentuated its focus on its U.S. operations with increased capital investment in and growth of its wholesale wireless business, which was the single largest contributor to its revenue and operating income in 2009.

In the second quarter of 2010, the Company completed its acquisition of a U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name.  Also during the quarter, the Company completed an investment in a wireless telecommunications provider in Aruba, in which it holds a controlling interest. With the completion of the Alltel asset acquisition, the Company continued its trend towards growth in U.S.-sourced revenue, with the U.S. wireless portion of its business now constituting a significant majority of the Company’s consolidated revenue.  The Company continues to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet its return-on-investment and other acquisition criteria.

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receive a management fee equal to approximately 3% to 5% of their respective revenue, along with other fees and transfer payments, where appropriate. Management fees from consolidated subsidiaries are eliminated in consolidation.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for companies with interim and annual reporting periods after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.  See Note 5 for more information.

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

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

4.  ACQUISTION

Alltel Assets

On April 26, 2010, the Company completed its previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless (“Verizon”) pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon (the “Alltel Acquisition”).  Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to its wholly-owned subsidiary limited liability company, whose membership interests were acquired by Allied Wireless Communications Corporation (“AWCC”), the Company’s subsidiary.  In connection with the Alltel Acquisition, the Company and Verizon entered into roaming and transition services arrangements and the Company obtained the rights to use the Alltel brand and related service marks for up to twenty-eight years in connection with the continuing operation of the acquired assets.

The Company funded the purchase price with cash-on-hand and borrowings under its available credit facility.  On April 26, 2010, the Company drew down a $150 million term loan under the Amended and Restated Credit Agreement, dated as of January 20, 2010, by and among the Company, certain of the Company’s subsidiaries, as Guarantors, CoBank, ACB, as Administrative Agent, Arranger, Issuer Lender and Lender, and the other Lenders named therein.  In addition, the Company also borrowed $40 million under its previously undrawn $75 million revolving credit facility.

The Alltel Acquisition was accounted for using the purchase method and AWCC’s results of operations since April 26, 2010, the date of acquisition, have been included in the Company’s U.S. Wireless segment as reported in Note 10. The total purchase consideration of $221 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the preliminary assessment of the total acquisition cost to the tangible and intangible assets and liabilities of AWCC based on their acquisition date fair values:

Total cash consideration	$221,359

Purchase price allocation:
Net working capital	$15,817
Property, plant and equipment	176,393
Customer relationships	55,500
Telecommunications licenses	44,000
Trade name license	13,400
Other long term assets	11,500
Other long term liabilities	(34,211)
Deferred tax liabilities	(18,016)
Non-controlling interests	(16,000)
Net assets acquired	$248,383

Gain on bargain purchase, net of estimated taxes of $18,016	$27,024

The Alltel Acquisition gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets.  This gain recognized on the bargain purchase is included in other income in the accompanying income statements for the three and six months ended June 30, 2010.  For the three and six months ended June 30, 2010, the Alltel Acquisition accounted for $102.3 million and $29.9 million of the Company’s revenue and net income, respectively.  The net income includes the $27.0 million of bargain purchase gain discussed above. The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

The following table reflects the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2009 and June 30, 2010 as if the Alltel Acquisition had occurred on January 1, 2009 (presented in thousands, except per share data):

	2009
	Three Months Ended June 30,		Six Months ended June 30,
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$60,421	$222,587	$116,515	$432,994
Net income	9,637	22,919	18,438	37,198
Earnings per share:
Basic	$0.63	$1.50	$1.21	$2.44
Diluted	0.63	1.50	1.21	2.44

	2010
	Three Months Ended June 30,		Six Months ended June 30,
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$164,424	$219,521	$219,259	$472,871
Net income	24,804	28,383	28,809	45,549
Earnings per share:
Basic	$1.62	$1.86	$1.89	$2.98
Diluted	1.60	1.83	1.86	2.95

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Alltel Acquisition had been consummated on this date or of future operating results of the combined company following this transaction.

Aruba

In June 2010, we entered into a joint venture with one of our directors, Brian A. Schuchman, to purchase a controlling interest in a wireless telecommunications enterprise operating on the island of Aruba.

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

Level 1- Quoted prices in active markets for identical assets or liabilities as of the reporting date.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009 are summarized as follows (in thousands):

December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$8,362	$8,362
Money market funds	13,091	—	13,091
Total assets measured at fair value	$13,091	$8,362	$21,453

Interest rate swap (Note 7)	$—	$5,096	$5,096
Total liabilities measured at fair value	$—	$5,096	$5,096

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2010 are summarized as follows (in thousands):

June 30, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$3,360	$3,360
Money market funds	5,321	—	5,321
Total assets measured at fair value	$5,321	$3,360	$8,681

Interest rate swap (Note 7)	$—	$8,262	$8,262
Total liabilities measured at fair value	$—	$8,262	$8,262

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

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2009	June 30, 2010
Notes payable:
$150 million term loan	$—	$148,125
$75 million term loan	73,875	72,029
$75 million revolver loan	—	40,000
Total outstanding debt	73,875	260,154
Less: current portion	(3,694)	(11,194)
Total long-term debt	70,181	248,960
Less: debt discount	(630)	(3,291)
Net carrying amount	$69,551	$245,669

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

All borrowings under the 2008 Credit Facility were bearing interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options included (i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or (ii) a LIBOR rate. Margins for base rate borrowings ranged from 0% to 0.5%, depending upon the Company’s leverage ratio while margins for LIBOR borrowings ranged from 1.25% to 2% also depending upon the Company’s leverage ratio.

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

As of June 30, 2010, $72.0 million was outstanding under the 2010 Term Loan A, $148.1 million was outstanding under the 2010 Term Loan B and $40 million was outstanding under the 2010 Revolver Loan.  As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

The 2010 Term Loan A and the 2010 Term Loan B each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the 2010 Term Loan A, 2010 Term Loan B and the 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company’s indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement). Borrowings as of June 30, 2010, including the interest rate swap agreement as described in Note 7, were bearing a weighted average interest rate of 5.95%.

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

Certain of our subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

The 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of June 30, 2010, the Company was in compliance with all of the financial covenants of the 2010 CoBank Credit Agreement.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company’s borrowings.

Cash Flow Hedge of Interest Rate Risk

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company uses a derivative to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during either the three months ended June 30, 2009 or 2010.

As of December 31, 2009 and June 30, 2010, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk.

Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. Through June 30, 2011, the Company estimates that an additional $2.6 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2009 and June 30, 2010 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2009	June 30, 2010
Derivatives designated as hedging instruments:
Interest Rate Swap	Other liabilities	$5,096	$8,262
Total derivatives designated as hedging instruments		$5,096	$8,262

The table below presents the effect of the Company’s derivative financial instrument on the consolidated income statements for the three months ended June 30, 2009 and 2010 (in thousands):

Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2009	Interest Rate Swap	$2,411	Interest expense	$690
2010	Interest Rate Swap	(2,263)	Interest expense	709

The table below presents the effect of the Company’s derivative financial instrument on the consolidated income statements for the six months ended June 30, 2009 and 2010 (in thousands):

Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2009	Interest Rate Swap	$3,091	Interest expense	$1,349
2010	Interest Rate Swap	(3,083)	Interest expense	1,422

Credit-risk-related Contingent Features

The Company has an agreement with its derivative counterparty that contains a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2010, the fair value of the interest rate swap liability position, related to this agreement was $8.3 million. As of June 30, 2010, the Company has not posted any collateral related to this agreement. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligation under the agreement at its termination value of $8.3 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2009			2010
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$228,873	$32,787	$261,660	$255,745	$26,687	$282,432
Stock based compensation	656	—	656	981	—	981
Comprehensive income:
Net income	18,438	543	18,981	28,809	90	28,899
Other comprehensive income(loss)- Gain(loss) on interest rate swap (net of tax)	1,897	—	1,897	(1,900)	—	(1,900)
Total comprehensive income	20,335	543	20,878	26,909	90	26,999
Issuance of common stock upon exercise of stock options	74	—	74	677	—	677
Dividends on common stock	(5,483)	(5,118)	(10,601)	(6,123)	—	(6,123)
Non-controlling interests of acquired business	—	—	—	—	16,000	16,000
Distributions to non-controlling interests	—	—	—	—	(860)	(860)
Investments made by minority shareholders	—	200	200	—	225	225
Purchase of common shares	(23)	—	(23)	—	—	—
Equity, end of period	$244,432	$28,412	$272,844	$278,189	$42,142	$320,331

9.  NET INCOME PER SHARE

For the three and six months ended June 30, 2009 and 2010, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Basic weighted average common shares outstanding	15,232	15,300	15,231	15,280
Stock options	50	178	36	183
Diluted weighted average common shares outstanding	15,282	15,478	15,267	15,463

The above calculations for the three months ended June 30, 2009 and 2010 do not include 323,000 and 114,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the six months ended June 30, 2009 and 2010, the calculation does not include 349,000 and 87,000 shares, respectively, related to certain stock options because the effect of such options were anti-dilutive.

10. SEGMENT REPORTING

Upon the completion of the Alltel Acquisition, the Company restructured how it manages its business, and accordingly, modified its reportable segments.  The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States.   In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, and the U.S. Virgin Islands.  Integrated Telephony — International has been renamed International Integrated

Telephony and has its assets located in Guyana.  Integrated Telephony — Domestic has been renamed U.S. Wireline, and has its assets located in the United States.  The operating segments are managed separately because each offers different services and serves different markets.  Reconciling items refer to corporate overhead matters.

The following tables provide information for each operating segment (in thousands).  Previously reported periods have been restated, showing the effects of the new segment structure:

	For the Three Months Ended June 30, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	25,800	—	—	—	—	25,800
International Wireless	—	5,184	6,207	—	—	11,391
Wireline	—	17,512	—	4,728	—	22,240
Equipment and Other	—	—	990	—	—	990
Total Revenue	25,800	22,696	7,197	4,728	—	60,421
Depreciation and amortization	3,614	4,197	1,229	680	74	9,794
Non-cash stock-based compensation	—	—	—	32	323	355
Operating income (loss)	13,463	8,762	(937)	(234)	(2,942)	18,112

	For the Three Months Ended June 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$81,507	$—	$—	$—	$—	$81,507
Wholesale	39,545	—	—	—	—	39,545
International Wireless	—	6,311	6,219	—	—	12,530
Wireline	81	18,154	—	4,995	—	23,230
Equipment and Other	7,077	—	535	—	—	7,612
Total Revenue	128,210	24,465	6,754	4,995	—	164,424
Depreciation and amortization	12,527	4,245	965	727	78	18,542
Non-cash stock-based compensation	—	—	—	—	625	625
Operating income (loss)	16,834	7,899	(586)	3	(16,376)	7,774

	For the Six Months Ended June 30, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	47,439	—	—	—	—	47,439
International Wireless	—	10,103	11,927	—	—	22,030
Wireline	—	35,328	—	9,338	—	44,666
Equipment and Other	—	—	2,380	—	—	2,380
Total Revenue	47,439	45,431	14,307	9,338	—	116,515
Depreciation and amortization	6,849	8,380	2,218	1,399	148	18,994
Non-cash stock-based compensation	—	—	—	63	593	656
Operating income (loss)	21,817	15,476	(1,830)	(1,035)	461	34,889

	For the Six Months Ended June 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$81,507	$—	$—	$—	$—	$81,507
Wholesale	62,481	—	—	—	—	62,481
International Wireless	—	11,875	11,574	—	—	23,449
Wireline	81	33,750	—	9,920	—	43,751
Equipment and Other	7,077	—	994	—	—	8,071
Total Revenue	151,146	45,625	12,568	9,920	—	219,259
Depreciation and amortization	16,597	8,528	1,941	1,426	119	28,611
Non-cash stock-based compensation	—	—	—	11	970	981
Operating income (loss)	26,784	15,355	(1,584)	(112)	(25,247)	15,196

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2009:
Net fixed assets	$68,560	$117,931	$20,749	$8,829	$946	$217,015
Goodwill	32,148		722	7,491	—	40,361
Total assets	147,639	152,936	49,734	24,898	71,347	446,554
June 30, 2010:
Net fixed assets	$262,552	$123,359	21,549	8,554	3,509	419,523
Goodwill	32,148	—	722	7,491	—	40,361
Total assets	533,743	154,276	47,992	22,238	25,136	783,385

	Capital Expenditures
	US Wireless	International Integrated Telephony	Island Wireless	US Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2009	$11,329	$10,951	$4,791	$463	$7	$27,541
2010	25,456	13,538	9,413	904	2,684	51,995

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

Regulatory

The Company’s wireless and wireline operations in the United States and in the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended, the implementing regulations adopted thereunder by the Federal Communications Commission, judicial and regulatory decisions and other federal and state statutes.  In addition, certain of the Company’s subsidiaries are subject to additional regulation in the United States in connection with their acceptance of stimulus award grants pursuant to the American Recovery and Reinvestment Act of 2009.  The Company’s Bermuda operations are subject to Bermuda’s Telecommunications Act of 1986.

The Company is subject to regulation in Guyana under the provisions of our licenses to provide telecommunications services in Guyana and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990.  The Company also has certain significant rights and obligations pursuant to the agreement with the Government of Guyana by which the Company acquired its interest in GT&T in 1991.  Finally, because of the large volume of traffic that our Guyana operations have with the United States, they can also be significantly affected by orders of U.S. regulatory agencies.

Currently, the Company holds an exclusive license to provide domestic wireline local and international voice and data services in Guyana, which the Company renewed for an additional twenty year term in November of 2009. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector.  Since that time, the Company has met with the Government of Guyana to discuss potential modifications of its exclusivity rights, however, no additional steps towards the introduction of competition for international voice and data services have occurred.  The Company has been informed that draft legislation liberalizing the telecommunications sector in Guyana may be available during 2010, however, the Company does not know whether or how any draft legislation will address the Company’s exclusive license, and if so, whether it would be pursuant to a mutual agreement with the Government.  In exercising the Company’s option to renew its licenses, it reiterated to the Government that the Company would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government.  Although the Company believe that we would be entitled to damages for any involuntary termination of that exclusive license, the Company cannot guarantee that the Company would prevail in any court or arbitration proceeding or that our actions would effectively halt any unilateral action by the Government.

Litigation

We are involved in several legal claims regarding our tax filings with the Guyana Inland Revenue dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should we be held liable for any of the disputed tax assessments, totaling $36.8 million (including an assessment for $13.3 million that we received in July 2010), we believe that the government of Guyana would then be obligated to reimburse us for any amounts that would reduce our return on investment to less than 15% per annum for the relevant periods.

In addition, we are currently involved in several legal challenges to our exclusive license under Guyana’s constitution, which have remained pending for anywhere from one to ten years.  We believe that any legal challenge to our exclusive license granted in 1990, including lawsuits filed in 2000 by Inet Communications, Inc., in 2002 by an individual and in 2009 by Digicel, are without merit, and we have and will continue to vigorously defend against such legal challenges.

For all of the above regulatory, litigation, or related matters, we believe some adverse outcome is probable and have accordingly accrued $5.0 million as of June 30, 2010.

Other

The Company is currently disputing certain invoices received during the three months ended June 30, 2010 relating to acquisition-related charges.  A portion of these disputed invoices is included in the accompanying statements of operations for the three and six months ended June 30, 2010.

12.  SUBSEQUENT EVENTS

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”).  The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area.  The funding of this project is not scheduled to occur until later in 2010, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three or six months ended June 30, 2010.  The results of our U.S. wireline business are included in the Company’s “U.S. Wireline” segment as reported in Note 10.

On  July 26, 2010, the Company executed an additional interest rate swap with a notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk.

There were no other subsequent events required to be recognized or disclosed in the financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2009, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We provide the following wireless and wireline telecommunications services, through our operating subsidiaries, in North America and the Caribbean:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest.  Additionally, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest United States.  We also offer wireless voice and data services to retail customers in Guyana under the “Cellink” name, in Bermuda under the “CellularOne” name, in Turks and Caicos under the “Islandcom” name and in the U.S. Virgin Islands under the “Choice” name.

•                  Wireline.  Our local telephone and data services include our operations in Guyana under the “GT&T” name and in the United States under the “Sovernet” and “ION” names.  In Guyana, we are the exclusive provider of domestic wireline local and long distance telephone services and also provide international voice and data services. We offer facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont, and wholesale transport services in New York State. We are also a leading internet access service provider in the U.S. Virgin Islands.

ATN was incorporated in Delaware in 1987, and since that time, has engaged in strategic acquisitions to grow the Company’s operations.  From 1998 through 2005, a significant majority of our revenue was derived from our wireless and wireline operations in Guyana, in which we have owned an 80% interest since 1991.  In addition, the Company has been a provider of fixed and portable wireless broadband data and dial-up internet services through our U.S. Virgin Islands subsidiary, acquired in 1999.  In the past five years, we have added substantially to the diversity of our business and reduced our historical dependence on our Guyana operations for our financial results.  We entered the U.S. telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and we continued our U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England.  In 2008, we increased our previously non-controlling investment in a Bermudian wireless voice and data services provider to a controlling 58% interest and entered into new U.S. and Caribbean markets with investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos.  In addition to the diversification of our business through acquisition, we have further accentuated our focus on our U.S. operations with increased capital investment in and growth of our wholesale wireless business, which was the single largest contributor to our revenue and operating income in 2009.

In the second quarter of 2010, we completed the acquisition of our retail wireless business, which provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”).  Also during the quarter, we completed an investment in a wireless telecommunications provider in Aruba, in which we hold a controlling interest.  With the completion of the Alltel asset acquisition, we continued our trend towards growth in U.S.-sourced revenue, with the U.S. wireless portion of our business now constituting a significant majority of the Company’s consolidated revenue.  Of course, we continue to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report their revenue and the markets they serve as of June 30, 2010:

Services	Segment	Markets
Wireless	U.S. Wireless	United States (rural markets)
	International Integrated Telephony	Guyana
	Island Wireless	Bermuda, Turks and Caicos, U.S. Virgin Islands
Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to approximately 3% to 5% of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.  For information about our business segments and geographical information about our revenue, operating income and long-lived assets, see Note 10 to the Consolidated Financial Statements included in this Report.

As discussed above, we have historically been dependent on our wholesale U.S. wireless business and International Integrated Telephony operations for a majority of our revenue and profits.  The addition of our retail U.S. wireless business following our Alltel Acquisition has shifted our reliance substantially to our U.S. Wireless segment, which now includes both our wholesale and retail U.S. wireless businesses.  For the three months ended June 30, 2010, approximately 78% of our consolidated revenue was generated by our U.S. Wireless segment, while only 15% was generated by our International Integrated Telephony segment.  In comparison, for the three months ended June 30, 2009, approximately 43% of our consolidated revenue was generated by our U.S. Wireless segment (then our “Rural Wireless” segment), while 38% was generated by our International Integrated Telephony segment.  All of our consolidated operating income was generated by these two operating segments for the three and six months ended June 30, 2009 and 2010.

As of June 30, 2010, our U.S. retail wireless services was offered in six states to approximately 807,000 customers under the “Alltel” brand name.  Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of June 30, 2010.  As a result of Verizon’s required divestiture of Alltel assets, we acquired a regional, non-contiguous wireless network that we anticipate will require network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage.  Our Alltel service offerings provide rate plans which include local and nationwide voice and data services on either a postpaid or prepaid basis.  We offer several rate plans designed for customers to choose the flexibility that they desire for their calling preferences, and believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market.

The revenue of our U.S. retail wireless business is primarily driven by the number of wireless subscribers acquired in the Alltel Acquisition and their related voice and data usage.  The number of our retail subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations.  Our customer activity may be influenced by traditional retail selling periods, which may be seasonal in nature, and other factors that arise in connection with our rural customer base.  We expect to initially experience a greater degree of customer turnover due to the recent acquisition, including some net reduction in total subscribers, but generally expect that this turnover, or “churn,” will gradually improve during the next two years as we are able to refine our service offerings and transition the assets from the legacy Alltel information technology systems and platforms to our own.  During this time, we also expect to experience higher economic-related churn as we eliminate certain sales and credit practices implemented by the management of the trust that operated the assets from 2009 through the completion of the acquisition in April 2010.  During this time, we may engage in sales and promotional activities designed to retain or increase our customer base, but may be affected by other factors, including general economic conditions, the roaming and usage of our existing customer base and actions by our competitors, which may reduce or outweigh the success of our marketing or promotional efforts.  The mix of our customers and their patterns of usage, particularly usage outside our network footprint, will have a significant impact on the level of profits for our U.S. retail wireless business.  In general, we compete with national and regional wireless providers that offer both prepaid and postpaid services; whose scale, resources and U.S. network footprint are significantly greater than ours.  Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to remain attractive to customers who prefer a rural-based service provider, to provide competitive pricing for our customers, to provide the latest mobile voice and data services in all of the areas they wish to access those services and to anticipate and respond to various competitive factors.

In addition, the revenue and profits of our U.S. wholesale wireless business contribute to our overall U.S. Wireless revenue and are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. We also provide roaming services in a number of areas in the U.S. (mainly in the western United States) where we do not operate a retail wireless business.  With the Alltel Acquisition, our reported wholesale wireless revenue also includes roaming revenue generation in areas in which we have retail wireless operations.  Historically, the growth in same site voice and data volumes and the number of operated sites has outpaced the decline in rates.  However, in the first half of 2010, a significant decrease in the data rates almost offset overall voice and data traffic growth.  The growth of this revenue has historically been driven mainly by the rate at which we expand the number of base stations we operate. We compete with other wireless service providers that operate networks in their markets and offer wholesale roaming services as well.

However, the most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate, reducing or eliminating their need for our services in that market.  For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation assets and subsequent 2010 acquisition of divested Alltel assets by AT&T, will result in our wholesale customers having their own infrastructure in certain markets where they are currently served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other wholesale revenue generated or other sources, could materially reduce our overall operating profits. While we are not able to forecast the extent of this revenue impact precisely at this time, we expect that at the very least we will begin to experience lost revenue from those overlapping areas in late 2010 or early 2011, which may more than offset any growth in U.S. wholesale wireless revenue during these periods.

For more information regarding this segment, see the discussion of “U.S. Wireless” in Note 10 to our Consolidated Financial Statements included in this Report.

Acquisition of Alltel Assets

On April 26, 2010, we completed our previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon.  Pursuant to the Alltel Acquisition, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company, whose membership interests were acquired by AWCC, our wholly-owned subsidiary.  In connection with the acquisition, the Company and Verizon entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for up to twenty eight years in connection with the continuing operation of the acquired assets.  The purchase price of the acquisition was $200 million, plus approximately $21 million in connection with a customary net working capital adjustment.

Stimulus Grants

In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

In December 2009, we were named to receive a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project will be undertaken through our public-private partnership with the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers.  The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $9.9 million will be invested in the project by us and by DANC.  The funding of the new ION project is scheduled to begin in the third quarter of 2010.   Accordingly, the Company did not recognize any of the granted funds during the three or six months ended June 2010. The results of our U.S. fiber optic transport business are included in the Company’s “U.S. Wireline” segment as reported in Note 10 to our Consolidated Financial Statements included in this Report.

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, we are proposing to partner with NTUA to provide last mile services through a 4G LTE network to be constructed as a part of this project. This network will allow NTUA to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until later in 2010, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three or six months ended June 30, 2010.  The results of our wholesale U.S. wireless business are included in the Company’s “U.S. Wireless” segment as reported in Note 10 to our Consolidated Financial Statements included in this Report.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA.  The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area.  The funding of this project is not scheduled to occur until later in 2010, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three or six months ended June 30, 2010.  The results of our U.S. wireline business are included in the Company’s “U.S. Wireline” segment as reported in Note 10 to our Consolidated Financial Statements included in this Report.

Aruba Investment

In June 2010, we entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba.  The joint venture is conducted through a newly-created company named Caribbean Telecom Partners, LLC (“CTP”), in which we invested $3.1 million in exchange for a 51% controlling interest.  CTP is governed by a three-member board of directors, which consists of two members designated by us and one member designated by a member of our Board, Brian A. Schuchman, who, through a company wholly-owned by him, owns the remaining 49% interest.  Mr. Schuchman oversees the day-to-day management of CTP and, through CTP, the day-to-day management of the underlying Aruba telecommunications business.  The Audit Committee of our Board approved the above-described arrangement with Mr. Schuchman after review in accordance with our Related Person Transaction policy.

Results of Operations

Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2009	2010	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$—	$81,507	$81,507	—%
Wholesale	25,800	39,545	13,745	53.3
International Wireless	11,391	12,530	1,139	10.0
Wireline	22,240	23,230	990	4.4
Equipment and Other	990	7,612	6,622	668.9
Total revenue	60,421	164,424	104,003	172.1
OPERATING EXPENSES:
Termination and access fees	11,436	41,104	29,668	259.4
Engineering and operations	7,511	18,127	10,616	141.3
Sales, Marketing and customer services	3,274	31,054	27,780	848.5
Equipment Expense	533	10,139	9,606	1,802.3
General and administrative	9,403	26,643	17,240	183.3
Acquisition-related charges	358	11,041	10,683	2,984.1
Depreciation and amortization	9,794	18,542	8,748	89.3
Total operating expenses	42,309	156,650	114,341	270.3
Income from operations	18,112	7,774	(10,338)	(57.1)
OTHER INCOME (EXPENSE):
Interest expense	(1,197)	(2,387)	(1,190)	99.4
Interest income	369	84	(285)	(77.2)
Gain on acquisition, net of tax	—	27,024	27,024	—
Other income (expense), net	10	225	215	2,150.0
Other income, net	(818)	24,946	25,764	3,149.6
INCOME BEFORE INCOME TAXES	17,294	32,720	15,426	89.2
Income taxes	7,342	7,968	626	8.5
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	9,952	24,752	14,800	148.7
Equity in earnings of unconsolidated affiliate	—	290	290	100.0
NET INCOME	9,952	25,042	15,090	151.6
Net income attributable to non-controlling interests	(315)	(238)	77	24.4
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$9,637	$24,804	$15,167	157.4%

U.S. Wireless revenue.  Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations.  Retail revenue is derived from access by our retail customers to and usage of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voice mail and other features. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other, related, wholesale services such as the provision of network switching services and certain wholesale transport services.

The retail portion of our U.S. Wireless revenue was $81.5 million for the three months ended June 30, 2010 as a result of our April 26, 2010 Alltel Acquisition. Our U.S. Wireless prepaid subscriber base was 230,000 and our post-paid subscriber base was 577,000 at June 30, 2010.

We expect wireless revenue from our U.S. retail operations to remain fairly consistent in future periods noting that the revenue for the quarter ending June 30, 2010 represents revenue only since our acquisition of Alltel on April 26, 2010.

The wholesale portion of our U.S. Wireless revenue increased to $39.5 million for the three months ended June 30, 2010 from $25.8 million for the three months ended June 30, 2009, an increase of $13.7 million. The increase in wireless wholesale revenue was entirely due to the roaming revenue generated by the networks we acquired in the Alltel Acquisition. Base stations in our rural U.S. network increased from 537 as of June 30, 2009 to 598 as of June 30, 2010.  The roaming traffic generated in the Alltel network footprint contributed approximately $13.7 million in wireless wholesale revenue for the second quarter of 2010.

Verizon’s acquisition of Alltel in 2009 has caused some loss of wireless wholesale revenue and contributed to our lack of growth this quarter as certain network assets acquired by Verizon overlap geographically with a substantial number of areas of our rural U.S. network in which we formerly provided wholesale roaming services to Verizon.  Similarly, we expect that the AT&T acquisition of certain Alltel assets, which was completed in June 2010, may also contribute to additional decreases in wireless wholesale revenue as we had previously provided wholesale roaming services to AT&T in a substantial number of areas that they acquired.  In addition, we expect the AT&T acquisition to result in a significant additional loss in wireless wholesale revenue during the last half of 2010 and in 2011 when AT&T completes its previously announced GSM network build in those areas.  This loss in wireless wholesale revenue could have a significant negative impact on our revenue and operating income if it is not offset or replaced by increased revenue in other areas of our U.S. rural wireless business or from other sources (including increased revenue in connection with our Alltel Acquisition).

While we expect to see some increase in wireless wholesale revenue from our rural U.S. wireless business  in geographical areas not impacted by Verizon or AT&T’s acquisition of Alltel networks, the pace of that increase in non-Alltel overlap markets may be slower as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and scheduled reductions in roaming rates.  We also expect to receive a portion of the $32.1 million grant from the NTIA to build on the Navajo Nation during 2010 but do not expect the network buildout, which will occur as a result of that grant, to significantly impact revenue during 2010.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Guyana, Bermuda, Turks and Caicos and the U.S Virgin Islands.

International Wireless revenue increased by $1.1 million to $12.5 million for the three months ended June 30, 2010, from $11.4 million for the three months ended June 30, 2009.  Wireless subscribers in Guyana increased 9%, from approximately 266,000 subscribers as of June 30, 2009 to approximately 290,000 subscribers as of June 30, 2010. Wireless subscribers in Bermuda increased moderately to 20,800 for the three months ended June 30, 2010 from 20,200 for the three months ended June 30, 2009, respectively.

While we have experienced recent subscriber growth in Guyana, competition remains intense, and the largely pre-paid subscriber base means that subscribers and revenue could shift relatively quickly in future periods. In addition, the overall number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on Guyana telecommunications carriers, including our Guyana operations, to collect proof of address and photographic identification for all new and existing customers.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of Guyana, our integrated voice and data operations in New England and our wholesale transport operations in New York State and in the western United States. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

Wireline revenue increased by $1.0 million to $23.2 million for the three months ended June 30, 2010 from $22.2 million for the three months ended June 30, 2009. The increase is attributable to local telephone and data revenue in our Guyana markets partially offset by a decrease in international long distance revenue. Our access lines in Guyana grew from approximately 142,000 lines as of June 30, 2009 to approximately 149,000 lines as of June 30, 2010 (an increase of 5%). Revenue from the growth in access lines has been partially offset by a decrease in usage that is likely due to wireless service alternatives.

For the quarter, we experienced a decrease in international long distance revenue at our Guyana operations.  We believe this decrease is a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment.  In the U.S., we saw increased revenue from our upstate New York network transport service business. We continue to add business customers for our voice and data services; however, the overall revenue increase is partially offset by the decline in the residential data business, particularly dial-up internet services.

In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may continue to decrease, but may be offset by increased revenue from local telephone and voice services in Guyana, as well as high-speed data sales in New York. While we expect to expand our network in New York and receive a portion of the $39.7 million stimulus grant during 2010, we do not expect the network buildout to be completed during 2010 and thus we are not expecting that grant to significantly impact revenue for 2010.

Equipment and Other revenue.  Equipment revenue represents revenue from wireless equipment sales and other miscellaneous revenue items.

Equipment and Other revenue increased by $6.6 million to $7.6 million for the three months ended June 30, 2010, from $1.0 million for the three months ended June 30, 2009. The increase is due to equipment sales from our recent Alltel acquisition.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls.  Termination and access fees increased by $29.7 million from $11.4 million for the three months ended June 30, 2009 to $41.1 million for the three months ended June 30, 2010, as a result of the Alltel Acquisition.

Termination and access fees are expected to increase in future periods, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.  Engineering and operations expenses increased by $10.6 million from $7.5 million for the three months ended June 30, 2009 to $18.1 million for the three months ended June 30, 2010 as a result of the Alltel Acquisition.  We expect that engineering and operations expenses will increase in the future as our networks expand and require additional support and as we transition the network that we recently acquired as part of the Alltel Acquisition.

Sales marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $27.8 million from $3.3 million for the three months ended June 30, 2009 to $31.1 million for the three months ended June 30, 2010. The majority of this increase is the result of the Alltel Acquisition.

Due to our Alltel Acquisition, we expect that sales and marketing expenses will increase substantially in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment Expenses increased from $0.5 million for the three months ended June 30, 2010 to $10.1 million for the three months ended June 30, 2009. We expect that with respect to the equipment acquired as part of the Alltel Acquisition, these expenses will increase in future periods with our expanded operations, but to remain proportionate to our equipment revenue.

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

General and administrative expenses increased by $17.2 million from $9.4 million for the three months ended June 30, 2009 to $26.6 million for the three months ended June 30, 2010. This increase resulted from the Alltel Acquisition as well as increased overhead to support our growth and internal costs associated with the acquisition.

We expect overall general and administrative expenses to increase both in order to aid our transition efforts in relation to the Alltel Acquisition and to support our growth in our new U.S. retail wireless business.  We expect that these increased expenses will continue to overlap during the next three to four quarters, and afterwards we expect that the expenses, as a percentage of revenue, will decrease.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, which we incurred during the three months ended June 30, 2010 in connection with the Alltel Acquisition.

For the three months ended June 30, 2010, acquisition-related charges for legal, banking, consulting and accounting fees were $11.0 million (including, in part, invoiced amounts disputed but not yet resolved by the Company), all of which were attributable to closing the April 2010 Alltel Acquisition, as compared to $0.4 million for the three months ended June 30, 2009.  As the Company continues to explore any additional acquisition opportunities that arise and may meet our investment objectives, we expect that acquisition-related expenses will continue to be incurred.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on our intangible assets.

Depreciation and amortization expenses increased by $8.7 million from $9.8 million for the three months ended June 30, 2009 to $18.5 million for the three months ended June 30, 2010. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business.

We expect depreciation expense on our tangible assets to continue to increase as a result of a future network expansion in the U.S. and elsewhere.  Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets which are being amortized using an accelerated amortization method.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities.

Interest expense increased from $1.2 million for the three months ended June 30, 2009 to $2.4 million for the three months ended June 30, 2010, due to the amendment of our 2008 Credit Facility and our increased debt under the 2010 Credit Facility.  On January 20, 2010, the Company entered into the 2010 Credit Facility, which increased both the amounts available for borrowings by the Company and the applicable interest rates on such borrowings.  As of June 30, 2010, we had $72.0 million outstanding under our 2010 Term Loan A facility, and $148.1 million outstanding under our 2010 Term Loan B facility.  We also had $40 million in outstanding borrowings under our 2010 Revolver Loan as of June 30, 2010.  For a discussion of the Company’s 2010 Credit Facility, see Note 6 to the Consolidated Financial Statements and “—Liquidity and Capital Resources.”

Interest income.  Interest income represents interest earned on our cash, cash equivalents and short term investments.

Interest income decreased to $0.1 million from $0.4 million for the three months ended June 30, 2010 and 2009, respectively. This decrease is a result of a decrease in our cash balances as well as the interest rates and subsequent amounts earned on our cash and investments.

Bargain purchase gain, net of tax. Bargain purchase gain, net of tax, represents the gain the Company recognized on the Alltel Acquisition. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a registered timeframe to a limited class of potential buyers.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.2 million for the three months ended June 30, 2010.

Income taxes.  Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions as well as the receipt of dividends from our foreign subsidiaries. Our effective tax rate was 42% for the three months ended June 30, 2009 and 24% for the three months ending June 30, 2010.For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations.  Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company's foreign tax credit carryforward.  As part of its acquisition of assets from Alltel and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and US-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date.  As a result, the Company has placed a full valuation allowance against those credits.

Equity in earnings of unconsolidated affiliates.     Equity in earnings of unconsolidated affiliates included our share of the earnings of an unconsolidated affiliate of our U.S. Wireless segment. Equity in earnings of unconsolidated affiliates was $0.3 million for the three months ended June 30, 2010.

Net Income Attributable to Non-Controlling Interests.   Net income attributable to non-controlling interests includes minority shareholders’ share of net income in our less than wholly owned subsidiaries.

Net income attributable to non-controlling interests decreased from $0.3 million for the three months ended June 30, 2009 to a $0.2 million for the three months ended June 30, 2010. This decrease was a result of the allocation of non-controlling shareholders’ share of losses at our early stage businesses.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income increased to $24.8 million for the three months ended June 30, 2010 from $9.6 million for the three months ended June 30, 2009. On a per share basis, net income increased from $0.63 per basic and diluted share to $1.62 per basic and $1.60 per diluted share for the three months ended June 30, 2009 to 2010, respectively.

Segment results.  We currently have four material operating segments, which we manage and evaluate separately: (1) U.S. Wireless; (2) International Integrated Telephony; (3) Island Wireless; and (4) U.S. Wireline. Segment results are set forth in Note 10 to the Consolidated Financial Statements included in this Report.

Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2009	2010	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$—	$81,507	$81,507	—%
Wholesale	47,439	62,481	15,042	31.7
International Wireless	22,030	23,449	1,419	6.4
Wireline	44,666	43,751	(915)	2.0
Equipment and Other	2,380	8,071	5,691	239.1
Total revenue	116,515	219,259	102,744	88.2
OPERATING EXPENSES:
Termination and access fees	22,828	52,363	29,535	129.4
Engineering and operations	14,456	24,542	10,086	69.8
Sales, Marketing and Customer Services	6,309	34,448	28,139	446.0
Equipment Expense	1,082	10,852	9,770	903.0
General and administrative	17,599	37,413	19,814	112.6
Acquisition-related charges	358	15,834	15,476	—
Depreciation and amortization	18,994	28,611	9,617	50.6
Total operating expenses	81,626	204,063	122,437	150.0
Income from operations	34,889	15,196	(19,693)	(56.4)
OTHER INCOME (EXPENSE):
Interest expense	(2,354)	(3,654)	(1,300)	(55.2)
Interest income	708	238	(470)	(66.4)
Gain on acquisition, net of tax	—	27,024	27,024	—
Other income (expense), net	36	230	194	538.9
Other income, net	(1,610)	23,838	25,448	1,580.6
INCOME BEFORE INCOME TAXES	33,279	39,034	5,755	17.3
Income taxes	14,298	10,425	(3,873)	(27.1)
INCOME BEFORE EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATE	18,981	28,609	9,628	50.7
Equity in earnings of unconsolidated affiliate	—	290	290	—
NET INCOME	18,981	28,899	9,918	52.2
Net income attributable to non-controlling interests	(543)	(90)	453	83.4
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$18,438	$28,809	$10,371	56.2%

U.S. Wireless revenue.  The retail portion of our U.S. Wireless revenue was $81.5 million for the six months ended June 30, 2010 as a result of our April 26, 2010 Alltel Acquisition. Our U.S. Wireless prepaid subscriber base was 230,000, and post-paid subscribers were 577,000 at June 30, 2010.

The wholesale portion of our U.S. Wireless revenue increased to $62.5 million for the six months ended June 30, 2010 from $47.4 million for the six months ended June 30, 2009, an increase of $15.1 million. The increase in wireless wholesale revenue was predominately due to the roaming revenue generated by the networks in our recently completed Alltel Acquisition. Base stations in our rural U.S. network increased from 537 as of June 30, 2009 to 598 as of June 30, 2010.  The roaming traffic generated in the Alltel footprint contributed approximately $13.7 million in wholesale revenue for the six months ended June 30, 2010.

International Wireless revenue.  International Wireless revenue increased by $1.4 million to $23.4 million for the six months ended June 30, 2010, from $22.0 million for the six months ended June 30, 2009.  Wireless subscribers in Guyana increased 9%, from approximately 266,000 subscribers as of June 30, 2009 to approximately 290,000 subscribers as of June 30, 2010. Wireless subscribers in Bermuda increased moderately to 20,800 for the three months ended June 30, 2010 from 20,200 for the three months ended June 30, 2009, respectively.

Wireline revenue.  Wireline revenue decreased by $0.9 million to $43.8 million for the six months ended June 30, 2010 from $44.7 million for the six months ended June 30, 2009. The decrease is attributable to a decrease in international long distance revenue in Guyana. Our access lines in Guyana grew from approximately 142,000 lines as of June 30, 2009 to approximately 149,000 lines as of June 30, 2010 (an increase of 5%). Revenue from the growth in access lines has been partially offset by a decrease in usage that is likely due to wireless service alternatives.

Equipment and Other revenue.  Equipment and other revenue increased by $5.7 million to $8.1 million for the six months ended June 30, 2010, from $2.4 million for the six months ended June 30, 2009. The increase is due to equipment sales from our recently acquired U.S. retail wireless operations, offset by a decrease in revenues from our television business in the U.S. Virgin Islands, which we terminated in May of 2009.

Termination and access fee expenses.  Termination and access fees increased by $29.6 million from $22.8 million for the six months ended June 30, 2009 to $52.4 million for the six months ended June 30, 2010, as a result of the Alltel Acquisition.

Engineering and operations expenses.    Engineering and operations expenses increased by $10.0 million from $14.5 million for the six months ended June 30, 2009 to $24.5 million for the six months ended June 30, 2010 as a result of the Alltel Acquisition.

Sales marketing and customer service expenses.  Sales and marketing expenses increased by $28.1 million from $6.3 million for the six months ended June 30, 2009 to $34.4 million for the six months ended June 30, 2010. The majority of this increase is the result of the recently completed Alltel Acquisition.

Equipment expenses.  Equipment Expenses increased from $1.1 million for the six months ended June 30, 2010 to $10.9 million for the six months ended June 30, 2009 as a result of the Alltel Acquisition.

General and administrative expenses.  General and administrative expenses increased by $19.8 million, or 113%, from $17.6 million for the six months ended June 30, 2009 to $37.4 million for the six months ended June 30, 2010. This increase resulted from the recently completed Alltel Acquisition, which was completed in April 2010, as well as increased overhead to support our growth and internal costs associated with the acquisition.

Acquisition-related charges.  For the six months ended June 30, 2010, acquisition-related charges for legal, banking, consulting and accounting fees were $15.8 million (including, in part, invoiced amounts disputed but not yet resolved by the Company), all of which were attributable to closing the April 2010 Alltel Acquisition, as compared to $0.4 million for the six months ended June 30, 2009.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $9.6 million, or 51%, from $19.0 million for the six months ended June 30, 2009 to $28.6 million for the six months ended June 30, 2010. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business.

Interest expense.  Interest expense increased from $2.4 million for the six months ended June 30, 2009 to $3.7 million for the six months ended June 30, 2010, due to the amendment of our existing credit facility.  On January 20, 2010, the Company entered into an amended and restated credit agreement, which increased both the amounts available for borrowings by the Company and the applicable interest rates on such borrowings.  As of June 30, 2010, we had $72.0 million outstanding under our 2010 Term Loan A facility and $148.1 million outstanding under our 2010 Term Loan B facility.  We had $40 million in outstanding borrowings under our revolving line of credit as of June 30, 2010.

For a discussion of the Company’s 2010 Credit Facility, see Note 6 to the Consolidated Financial Statements.

Interest income.  Interest income decreased to $0.2 million from $0.7 million for the six months ended June 30, 2010 and 2009, respectively. This decrease is a result of a decrease in our cash balances as well as in the interest rates and subsequent amounts earned on our cash and investments.

Other income (expense).  For the six months ended June 30, 2010 Other income was $0.2 million.

Income taxes.  Our effective tax rate was 42% for the six months ended June 30, 2009 and 27% for the six months ending June 30, 2010.For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations.  Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company's foreign tax credit carryforward.  As part of its acquisition of assets from Alltel and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and US-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date.  As a result, the Company has placed a full valuation allowance against those credits.

Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates was $0.3 million for the six months ended June 30, 2010.

Net Income Attributable to Non-Controlling Interests.  Net income attributable to non-controlling interests decreased from $0.5 million for the six months ended June 30, 2009 to $0.1 million for the six months ended June 30, 2010. This decrease was a result of the allocation of non-controlling shareholders’ share of losses at our early stage businesses.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income increased to $28.8 million for the six months ended June 30, 2010 from $18.4 million for the six months ended June 30, 2009. On a per share basis, net income increased from $1.21 per basic and diluted share to $1.89 per basic and $1.86 per diluted share for the six months ended June 30, 2009 and 2010, respectively.

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

For the six months ended June 30, 2009 and 2010, we spent approximately $27.5 million and $52.0 million on capital expenditures, respectively. Of the 2010 capital expenditures, we spent approximately $25.5 million in our U.S. Wireless segment, expanding our retail and wholesale networks. Also included in our costs are one-time costs associated with developing our billing, point-of-sale and other OSS and BSS systems, and costs related to network migration following the Alltel closing. In our International Integrated Telephony segment, we spent approximately $13.5 million on capital expenditures, of which $9.3 million was related to construction costs on a new fiber optic submarine cable into Guyana which we launched in July 2010, while the remainder of the capital expenditures in this segment was for the expansion of the capacity and coverage of our wireline and wireless network in Guyana. In addition, we invested $9.4 million in capital expenditures in our Island Wireless segment with $6.9 million of which related to two wireless network build-outs in the U.S. Virgin Islands, which are expected to launch later in 2010. A majority of the remaining Island Wireless capital expenditures was incurred in Turks and Caicos in connection with our network development and expansion which we launched in June 2010.

We are continuing to invest in expanding our networks in many of our markets and expect to incur capital expenditures between $130 million and $140 million in 2010.  The majority of these expenditures, and the increase from our previous estimate, relate to our U.S wireless business.  Specifically we anticipate expenditures of between $70 million to $80 million in our U.S. retail wireless business primarily related to one-time costs for network migration and information technology and system conversion costs in conjunction with our integration of our newly acquired wireless assets.  The balance is comprised of several capital projects inherited with our Alltel Acquisition that we intend to complete during 2010.  This 2010 estimate also includes approximately $15 million to $20 million relating to the construction of the submarine fiber optic cable in Guyana and wireless network build-out in the

U.S. Virgin Islands, most of which was incurred in the first half of 2010.  We expect to fund our current capital expenditures primarily from cash generated from our operations, and borrowings against our new line of credit.  We are also seeking to expand our existing credit facility by an additional $75 million.

Acquisitions and Investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. In April 2010, we funded the purchase price of the Alltel Acquisition with cash-on-hand and borrowings under our existing credit facility.  We drew down a $150 million term loan under the credit facility and borrowed $40 million under our previously undrawn $75 million revolving credit facility. In the third quarter of 2010 we drew down an additional $4.0 million from our revolving credit facility.

We also continue to explore opportunities to acquire or expand our existing communications properties or licenses in the United States, the Caribbean and elsewhere.  Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt.  From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2010, our dividends to our stockholders approximated $6.1 million, which reflects dividends declared on April 1 and June 18, 2010, and paid on April 19 and July 12, 2010, respectively. We have paid quarterly dividends for the last 47 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of June 30, 2010 repurchasing common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the six months ended June 30, 2010.

Sources of Cash

Total Liquidity at June 30, 2010.  As of June 30, 2010, we had approximately $57.6 million in cash and cash equivalents, a decrease of $32.6 million from the December 31, 2009 balance of $90.2 million. In addition, we have $2.4 million in restricted cash escrowed for payment on the undersea cable in Guyana as of June 30, 2010. We are currently seeking to expand our credit facility by $75 million to allow more flexibility for spending on operating and capital needs, and expect to close on the expanded credit facility by the end of September 2010.

Cash Generated by Operations.  Cash provided by operating activities was $60.7 million for the six months ended June 30, 2010 compared to $45.9 million for the six months ended June 30, 2009. The increase of $14.8 million was primarily due to an increase in net income and accrued liabilities for the six months ended June 30, 2010 as compared to June 30, 2009.

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

As of June 30, 2010, $72.0 million was outstanding under the 2010 Term Loan A, an amount equal to the outstanding principal amount under the 2008 Term Loan and $148.1 million was outstanding under the 2010 Term Loan B.  The borrowings under the 2010 Term Loan B and 2010 Revolver Loan were used to fund a portion of the purchase price of the Alltel Acquisition as well as capital expenditures, as discussed above.

The 2010 Term Loan A and the 2010 Term Loan B each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the 2010 Term Loan A, 2010 Term Loan B and the 2010 Revolver Loan bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75%. We are not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of our indebtedness (as defined in the credit agreement) to our EBITDA (as defined in the credit agreement).

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

Certain subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the 2010 CoBank Credit Agreement.  Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and the guarantor subsidiaries, and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

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

On July 26, 2010, we executed an additional interest rate swap with a notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk. The results of such derivative will be reported in our financial results for the quarter ending September 30, 2010.

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

Restrictions Under Credit Facility.  The 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of June 30, 2010, we were in compliance with all of the financial covenants of the 2010 CoBank Credit Agreement.

Capital Markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 13, 2010, the SEC declared effective a new “universal” shelf registration statement filed by the Company. This filing registered potential future offerings by the Company of the Company’s securities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  GT&T’s functional currency is the U.S. dollar because a significant portion of GT&T’s revenue and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar; however, the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004 so we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of June 30, 2010, $68.0 million of our long term debt has a fixed rate by way of an interest-rate swap that effectively hedges our interest rate risk. The remaining $192.0 million of long term debt as of June 30, 2010, was subject to interest rate risk. As a result, a 1% increase in the variable borrowing rate associated with our variable rate debt would result in additional annualized interest expense of $1.9 million. As of July 26, 2010, the Company executed an additional interest rate swap with a notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk. The results of such derivative will be reported by the Company along with financial results as of September 30, 2010.  We continue to evaluate our exposure to interest rate risk, including additional hedging opportunities. If the company decides against any additional hedges, our exposure to fluctuations in interest rates could have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended.  ATN considers the Alltel Acquisition completed on April 26, 2010 as material to the results of its operations, financial position and cash flows from the date of acquisition through June 30, 2010 and considers the internal controls and procedures relating to the acquired Alltel operations to be reasonably likely to materially affect the ATN’s internal control over financial.  The Company plans to utilize the scope exception as it relates to the Alltel operations in management's report on internal control over financial reporting  for the year-ended December 31, 2010.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K as filed with the SEC on March 16, 2010, and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2010, as filed with the SEC on April 10, 2010, which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K and first quarter 2010 Form 10-Q are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2010 — April 30, 2010	—	$—	—	$2,808,173
May 1, 2010 — May 31, 2010	—	$—	—	$2,808,173
June 1, 2010 — June 30, 2010	—	$—	—	$2,808,173

Item 6. Exhibits

2.1

Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2009 (File No. 001-12593)).

10.1

Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2010 (File No. 001-12593)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 9, 2010	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2010	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Item No.	Description

2.1

Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 15, 2009 (File No. 001-12593)).

10.1

Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010(incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 27, 2010 (File No. 001-12593)).

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