Form 10-Q
period 2010-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2010-11-09
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 9, 2010, the registrant had outstanding 15,379,137 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2010

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate a large scale retail wireless business in the United States and integrate these operations into our existing operations; (2)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of the our subscriber base; (3) our ability to maintain favorable roaming arrangements; (4) increased competition; (5) economic, political and other risks facing our foreign operations; (6) the loss of certain FCC and other licenses and other regulatory changes affecting our businesses; (7) rapid and significant technological changes in the telecommunications industry; (8) any loss of any key members of management; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 16, 2010 and  the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, filed with the SEC on May 10, 2010. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.  Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2009	September 30, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,247	$61,810
Restricted cash	5,248	466
Accounts receivable, net of allowances of $4.2 million and $14.2 million, respectively	26,831	62,585
Materials and supplies	5,917	19,262
Deferred income taxes	3,046	3,331
Prepayments and other current assets	5,226	12,842
Total current assets	136,515	160,296
Property, plant and equipment, net	217,015	441,182
Telecommunications licenses	34,830	83,089
Goodwill	40,361	40,361
Trade name license, net	—	13,611
Customer relationships, net	1,848	51,807
Deferred income taxes	9,085	6,004
Other assets	6,900	16,864
Total assets	$446,554	$813,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$3,694	$12,194
Accounts payable and accrued liabilities	29,717	42,231
Dividends payable	3,055	3,393
Accrued taxes	9,900	4,895
Advance payments and deposits	3,756	17,180
Other current liabilities	6,765	71,035
Total current liabilities	56,887	150,928
Deferred income taxes	32,171	49,555
Other liabilities	5,512	33,963
Long-term debt, excluding current portion	69,551	250,807
Total liabilities	164,121	485,253
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,732,382 and 15,876,984 shares issued, respectively, and 15,233,745 and 15,379,137 shares outstanding, respectively	158	159
Treasury stock, at cost; 498,637 and 497,847 shares, respectively	(4,687)	(4,680)
Additional paid-in capital	108,720	111,799
Retained earnings	156,827	182,495
Accumulated other comprehensive loss	(5,272)	(8,335)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	255,746	281,438
Non-controlling interests	26,687	46,523
Total equity	282,433	327,961
Total liabilities and equity	$446,554	$813,214

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER
30, 2009 and 2010

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
REVENUE:
U.S. Wireless:
Retail	$—	$108,828	$—	$190,331
Wholesale	31,837	49,952	79,276	112,437
International Wireless	11,684	14,220	33,725	37,712
Wireline	21,969	20,829	66,634	64,580
Equipment and Other	602	11,131	2,982	19,420
Total revenue	66,092	204,960	182,617	424,480
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	11,830	53,076	34,702	109,186
Engineering and operations	6,519	21,747	21,010	46,288
Sales and marketing	3,454	50,411	9,769	86,310
Equipment expense	615	12,700	1,697	22,321
General and administrative	8,690	29,179	26,166	62,887
Acquisition-related charges	2,072	47	2,479	15,881
Depreciation and amortization	9,763	23,974	28,756	52,585
Total operating expenses	42,943	191,134	124,579	395,458
Income from operations	23,149	13,826	58,038	29,022
OTHER INCOME (EXPENSE):
Interest expense	(1,228)	(3,202)	(3,582)	(6,857)
Interest income	354	90	1,063	329
Equity in earnings of unconsolidated affiliates	—	166	—	456
Gain on bargain purchase, net of deferred taxes of $18,016	—	—	—	27,024
Other income, net	13	204	48	435
Other income (expense), net	(861)	(2,742)	(2,471)	21,387
INCOME BEFORE INCOME TAXES	22,288	11,084	55,567	50,409
Income tax expense	9,919	5,022	24,217	15,447
NET INCOME	12,369	6,062	31,350	34,962
Less: Net income attributable to non-controlling interests, net of tax of $0.7 million and $0.5 million for the three months ended September 30, 2009 and 2010, respectively, and $2.1 million and $1.8 million for the nine months ended September 30, 2009 and 2010, respectively	(433)	303	(976)	212
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,936	$6,365	$30,374	$35,174
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.78	$0.41	$1.99	$2.30
Diluted	$0.78	$0.41	$1.98	$2.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,237	15,349	15,233	15,303
Diluted	15,398	15,502	15,304	15,476
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.20	$0.22	$0.56	$0.62

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2010

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,350	$34,962
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	—	(27,024)
Depreciation and amortization	28,756	52,585
Provision for doubtful accounts	1,104	10,993
Amortization of debt discount and debt issuance costs	388	1,014
Stock-based compensation	1,019	1,536
Deferred income taxes	596	5,302
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(6,251)	(12,002)
Materials and supplies, prepayments, and other current assets	1,736	(17,550)
Prepaid income taxes	10,708	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	800	69,194
Accrued taxes	1,267	(9,971)
Other	(672)	(8,693)
Net cash provided by operating activities	70,801	100,346
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of businesses, net of cash acquired of $0 and $53 in the nine months ended September 30, 2009 and 2010, respectively	(24)	(225,498)
Capital expenditures	(40,273)	(91,632)
Acquisitions of assets	(25)	(57)
Maturity of short-term marketable securities	2,956	—
Decrease (increase) in restricted cash	(3,578)	4,782
Net cash used in investing activities	(40,944)	(312,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under term loan	—	200,000
Proceeds from borrowings under revolver loan	—	40,000
Dividends paid on common stock	(8,224)	(9,186)
Distributions to non-controlling interests	(5,543)	(1,239)
Payments of debt issuance costs	—	(4,322)
Repayments of long-term debt	(564)	(46,520)
Investments made by non-controlling interests	200	3,338
Proceeds from stock option exercises	74	1,551
Purchase of common stock	(23)	—
Net cash provided by (used in) financing activities	(14,080)	183,622
NET CHANGE IN CASH AND CASH EQUIVALENTS	15,777	(28,437)
CASH AND CASH EQUIVALENTS, beginning of the period	79,665	90,247
CASH AND CASH EQUIVALENTS, end of the period	$95,442	$61,810

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

Atlantic Tele-Network, Inc. (“ATN” or “Company”) provides the following telecommunications services, through its operating subsidiaries, in North America, Bermuda and the Caribbean:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest United States.  The Company also offers wireless voice and data services to retail customers in Guyana under the “Cellink” name, in Bermuda under the “CellularOne” name, in Turks and Caicos under the “Islandcom” name, in the U.S. Virgin Islands under the “Choice” name and in other smaller markets in the U.S. and the Caribbean.

•                  Wireline.  The Company’s wireline services include operations in Guyana under the “GT&T” name and in the United States under the “Sovernet” and “ION” names.  The Company is the exclusive licensed provider of domestic wireline local and international long distance telephone services in Guyana. The Company offers facilities-based integrated voice and data communications services to residential and business customers in New England, primarily in Vermont, and wholesale transport services in New York State.

ATN was incorporated in Delaware in 1987 and since that time, has engaged in strategic acquisitions and investments to grow the Company’s operations.  From 1998 through 2005, a significant majority of the Company’s revenue was derived from its wireless and wireline operations in Guyana, in which the Company has owned an 80% interest since 1991.  The Company also derived a portion of its revenue from a non-controlling investment made in 1998 in a voice and data services provider in Bermuda. The Company has been a provider of fixed and portable wireless broadband data and dial-up internet services through its U.S. Virgin Islands subsidiary, acquired in 1999, which provided a small portion of the Company’s annual revenues. In the past five years, the Company has added substantially to the diversity of its business and reduced its historical dependence on its Guyana operations for its financial results.  The Company entered the U.S. telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and the Company continued its U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England.  In 2008, the Company increased its investment in its Bermuda business to a controlling 58% interest and entered into new U.S. and Caribbean markets with investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos.  In addition to the diversification of its business through acquisition, the Company has further accentuated its focus on its U.S. operations with increased capital investment in and growth of its wholesale wireless business, which was the single largest contributor to its revenue and operating income in 2009.

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

4.  ACQUISTION

Alltel Assets

On April 26, 2010, the Company completed its previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless (“Verizon”) pursuant to the Purchase Agreement, dated June 9, 2009, between the Company and Verizon (the “Alltel Acquisition”).  Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to its wholly-owned subsidiary limited liability company, whose membership interests were acquired by Allied Wireless Communications Corporation (“AWCC”), the Company’s subsidiary.  In connection with the Alltel Acquisition, the Company and Verizon entered into roaming and transition services arrangements and the Company obtained the rights to use the Alltel brand and related service marks for up to twenty-eight years in connection with the continuing operation of the acquired assets.

The Company funded the purchase price of $221.4 million, which included the purchase of $21.4 million of net working capital, as defined in the Purchase Agreement, with cash-on-hand and borrowings under its available credit facility.  On April 26, 2010, the Company drew down a $150 million term loan under the Amended and Restated Credit Agreement, dated as of January 20, 2010, by and among the Company, certain of the Company’s subsidiaries, as Guarantors, CoBank, ACB, as Administrative Agent, Arranger, Issuer Lender and Lender, and the other Lenders named therein.  In addition, the Company also borrowed $40 million under its previously undrawn revolving credit facility.

The Alltel Acquisition was accounted for using the purchase method and AWCC’s results of operations since April 26, 2010  have been included in the Company’s U.S. Wireless segment as reported in Note 10. The total purchase consideration of $221.4 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the preliminary assessment of the total acquisition cost to the tangible and intangible assets and liabilities of AWCC based on their acquisition date fair values:

Total cash consideration	$221,359

Purchase price allocation:
Net working capital	$15,817
Property, plant and equipment	176,393
Customer relationships	55,500
Telecommunications licenses	44,000
Trade name license	13,400
Other long term assets	11,500
Other long term liabilities	(34,211)
Deferred tax liabilities	(18,016)
Non-controlling interests	(16,000)
Net assets acquired	$248,383

Gain on bargain purchase, net of deferred taxes of $18,016	$27,024

The gain related to the Alltel Acquisition was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets.  This gain, recognized on the bargain purchase, is included in other income in the accompanying income statement for the nine months ended September 30, 2010.  For the three and nine months ended September 30, 2010, the Alltel Acquisition accounted for $140.3 million and $242.8 million of the Company’s revenue, respectively. The net income for the nine months ended September 30, 2010 includes the $27.0 million of bargain purchase gain discussed above. The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

The following table reflects the unaudited pro forma results of operations of the Company for the three and nine months ended September 30, 2009 and the nine months, ended September 30, 2010 as if the Alltel Acquisition had occurred on January 1, 2009 (presented in thousands, except per share data):

	2009
	Three Months Ended September 30,		Nine Months ended September 30,
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$66,092	$239,152	$182,617	$672,156
Net income	11,936	27,619	30,374	64,817
Earnings per share:
Basic	$0.78	$1.81	$1.99	$4.26
Diluted	0.78	1.79	1.98	4.24

	Nine Months ended September 30, 2010
	As Reported	As Adjusted
Revenue	$424,480	$678,092
Net income	35,174	51,914
Earnings per share:
Basic	$2.30	$3.39
Diluted	2.27	3.35

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009 are summarized as follows (in thousands):

December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$8,362	$—	$8,362
Money market funds	13,091	—	13,091
Total assets measured at fair value	$24,453	$—	$21,453

Interest rate swap (Note 7)	$—	$5,096	$5,096
Total liabilities measured at fair value	$—	$5,096	$5,096

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2010 are summarized as follows (in thousands):

September 30, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	7,420	—	7,420
Total assets measured at fair value	$7,420	$—	$10,780

Interest rate swap (Note 7)	$—	$10,189	$10,189
Total liabilities measured at fair value	$—	$10,189	$10,189

Money Market Funds

This asset class consisted of a money market portfolio that is comprised of securities classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Certificates of Deposit

Certificates of deposit are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for similar assets.

Interest Rate Swap

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. The interest rate swap is valued using broker quotations.  As such, the interest rate swap is classified within Level 2.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2009	September 30, 2010
Notes payable:
Term loans	73,875	267,355
Revolver loan	—	—
Total outstanding debt	73,875	267,355
Less: current portion	(3,694)	(12,194)
Total long-term debt	70,181	255,161
Less: debt discount	(630)	(4,354)
Net carrying amount	$69,551	$250,807

2008 Loan Facility

On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the “2008 CoBank Credit Agreement”). The 2008 CoBank Credit Agreement provided a $75 million term loan (the “2008 Term Loan”) as well as a $75 million revolving credit facility (the “2008 Revolver Facility”, together with the 2008 Term Loan, the “2008 Credit Facility”). The 2008 Revolver Facility included a $5 million letter of credit facility.

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

2010 Loan Facilities

On January 20, 2010, the Company amended and restated its 2008 Credit Facility with CoBank as Administrative Agent (the “2010 CoBank Credit Agreement”).  The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of i) a $73.9 million term loan (the “2010 Term Loan A”) which was the amount then outstanding under the 2008 Term Loan, ii) a new $150.0 million term loan (the “2010 Term Loan B”), iii)  a $75.0 million revolver loan (the “2010 Revolver Loan”) and iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the 2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the “2010 Credit Facility”).  As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

On September 30, 2010, the Company entered into a second amended and restated credit facility with CoBank as Administrative Agent (the “Amended 2010 CoBank Credit Agreement”).  The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of i) a $72.0 million term loan (the “Amended 2010 Term Loan A”), ii) a $148.1 million term loan (the “Amended 2010 Term Loan B”), iii) a new $50.0 million term loan (the “2010 Term Loan C”) and iv) an expanded $100.0 million revolver loan of which the Company may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the “Amended 2010 Revolver Loan,” and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan B and 2010 Term Loan C, the “Amended 2010 Credit Facility”). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

Upon the closing of the Amended 2010 Credit Facility, $72.0 million under the Amended 2010 Term Loan A and $148.1 million under the Amended 2010 Term Loan B remained outstanding from the Company’s prior credit facility.  Also upon the closing of the Amended 2010 Credit Facility, the Company drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under the Company’s prior revolving loan.  The Company currently has no borrowings outstanding under the Amended 2010 Revolver Loan.

The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below.  The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%).  The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company’s indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement).  Borrowings as of September 30, 2010, after considering the effect of the interest rate swap agreement as described in Note 7, were bearing a weighted-average interest rate of 5.26%.

All amounts outstanding under the Amended 2010 Revolver Loan will be due and payable on September 10, 2014 or the earlier acceleration of the loan upon an event of default.  Amounts outstanding under the Amended 2010 Term Loan A and the Amended 2010 Term Loan B became due and payable commencing on September 30, 2010, in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012.  The 2010 Term Loan C will become due and payable commencing on December 31, 2010, in quarterly payments equal to $250,000. Remaining balances will be due and payable upon the final maturity date of September 30, 2014, unless the loans are earlier accelerated upon an event of default.  The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans.  Under the terms of the Amended 2010 Credit Facility, the Company must also pay a fee ranging from 0.50% to 0.75% of the average daily unused portion of the Amended 2010 Revolver Loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

Certain of our subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the Amended 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of September 30, 2010, the Company was in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders’ commitments under the Amended 2010 CoBank Agreement.

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company uses its derivatives to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during the three and nine months ended September 30, 2009 and 2010.

As of December 31, 2009 the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010, the Company executed an additional interest rate swap with a notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk bringing the total notional amount of cash flow hedges to $98 million as of September 30, 2010.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through September 30, 2011, the Company estimates that an additional $3.2 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2009 and September 30, 2010 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2009	September 30, 2010
Derivatives designated as hedging instruments:
Interest Rate Swap	Other liabilities	$5,096	$10,189
Total derivatives designated as hedging instruments		$5,096	$10,189

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended September 30, 2009 and 2010 (in thousands):

Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2009	Interest Rate Swap	$(1,439)	Interest expense	$719
2010	Interest Rate Swap	(2,010)	Interest expense	781

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the nine months ended September 30, 2009 and 2010 (in thousands):

Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
2009	Interest Rate Swap	$1,652	Interest expense	$2,067
2010	Interest Rate Swap	(5,093)	Interest expense	2,203

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2010, the fair value of the interest rate swaps liability position related to these agreements was $10.2 million. As of September 30, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under these agreements at their termination values of $10.2 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Nine Months Ended September 30,
	2009			2010
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$228,873	$32,787	$261,660	$255,746	$26,687	$282,433
Stock based compensation	1,019	—	1,019	1,537	—	1,537
Comprehensive income:
Net income	30,374	976	31,350	35,174	(212)	34,962
Other comprehensive income(loss)-
Translation Adjustment	—	—	—	(8)	—	(8)
Gain (loss) on interest rate swap (net of tax)	1,036	—	1,036	(3,057)	—	(3,057)
Total comprehensive income	31,410	976	32,386	32,109	(212)	31,899
Issuance of common stock upon exercise of stock options	74	—	74	1,552	—	1,552
Dividends on common stock	(8,531)	—	(8,531)	(9,506)	—	(9,506)
Non-controlling interests of acquired business	(23)	(2)	(25)	—	17,947	17,947
Distributions to non-controlling interests	—	(5,543)	(5,543)	—	(1,237)	(1,237)
Investments made by minority shareholders	—	781	781	—	3,338	3,338
Purchase of common shares	(23)	—	(23)	—	—	—
Equity, end of period	$252,799	$28,999	$281,798	$281,438	$46,523	$327,961

9.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2009 and 2010, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Basic weighted average common shares outstanding	15,237	15,349	15,233	15,303
Stock options	161	153	71	173
Diluted weighted average common shares outstanding	15,398	15,502	15,304	15,476

The above calculations for the three months ended September 30, 2010 do not include 156,000 shares related to certain stock options because the effects of such were anti-dilutive. For the nine months ended September 30, 2009 and 2010, the calculation does not include 219,000 and 111,000 shares, respectively, related to certain stock options because the effect of such options were anti-dilutive.

10. SEGMENT REPORTING

Upon the completion of the Alltel Acquisition, the Company restructured how it manages its business, and accordingly, modified its reportable segments.  The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States.   In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba.  Integrated Telephony — International has been renamed International Integrated

Telephony and has its assets located in Guyana.  Integrated Telephony — Domestic has been renamed U.S. Wireline, and has its assets located in the United States.  The operating segments are managed separately because each offers different services and serves different markets.  Reconciling items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

The following tables provide information for each operating segment (in thousands).  Previously reported periods have been restated, showing the effects of the new segment structure:

	For the Three Months Ended September 30, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	31,837	—	—	—	—	31,837
International Wireless	—	5,525	6,159	—	—	11,684
Wireline	—	17,185	—	4,784	—	21,969
Equipment and Other	—	—	602	—	—	602
Total Revenue	31,837	22,710	6,761	4,784	—	66,092
Depreciation and amortization	3,812	4,180	1,131	567	73	9,763
Non-cash stock-based compensation	—	—		32	332	364
Operating income (loss)	17,563	7,291	(334)	(71)	(1,300)	23,149

	For the Three Months Ended September 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$108,828	$—	$—	$—	$—	$108,828
Wholesale	49,952	—	—	—	—	49,952
International Wireless	—	6,468	7,752	—	—	14,220
Wireline	139	15,668	—	5,022	—	20,829
Equipment and Other	10,537	—	594	—	—	11,131
Total Revenue	169,456	22,136	8,346	5,022	—	204,960
Depreciation and amortization	17,012	4,575	1,522	746	119	23,974
Non-cash stock-based compensation	—	—	—	—	556	556
Operating income (loss)	13,985	6,416	(2,126)	1	(4,450)	13,826

	For the Nine Months Ended September 30, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	79,276	—	—	—	—	79,276
International Wireless	—	15,628	18,097	—	—	33,725
Wireline	—	52,513	—	14,121	—	66,634
Equipment and Other	—	—	2,982	—	—	2,982
Total Revenue	79,276	68,141	21,079	14,121	—	182,617
Depreciation and amortization	10,661	12,560	3,349	1,966	220	28,756
Non-cash stock-based compensation	—	—	—	95	924	1,019
Operating income (loss)	39,381	22,767	(2,164)	(1,106)	(840)	58,038

	For the Nine Months Ended September 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$190,331	$—	$—	$—	$—	$190,331
Wholesale	112,437	—	—	—	—	112,437
International Wireless	—	18,342	19,370	—	—	37,712
Wireline	220	49,418	—	14,942	—	64,580
Equipment and Other	17,833	—	1,587	—	—	19,420
Total Revenue	320,821	67,760	20,957	14,942	—	424,480
Depreciation and amortization	33,610	13,102	3,463	2,172	238	52,585
Non-cash stock-based compensation	—	—	—	—	1,537	1,537
Operating income (loss)	38,946	21,771	(3,710)	(110)	(27,875)	29,022

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2009:
Net fixed assets	$68,560	$117,931	$20,749	$8,829	$946	$217,015
Goodwill	32,148	—	722	7,491	—	40,361
Total assets	147,639	152,936	49,734	24,898	71,347	446,554
September 30, 2010:
Net fixed assets	$270,749	$125,424	32,529	8,415	4,065	441,182
Goodwill	32,148	—	722	7,491	—	40,361
Total assets

	Capital Expenditures
	US Wireless	International Integrated Telephony	Island Wireless	US Wireline	Reconciling Items	Consolidated
Nine Months Ended September 30,
2009	$18,512	$14,975	$5,985	$787	$14	$40,273
2010	54,269	20,225	12,393	1,388	3,357	91,632

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

Regulatory

The Company’s wireless and wireline operations in the United States and in the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended, the implementing regulations adopted thereunder by the Federal Communications Commission, judicial and regulatory decisions and other federal and state statutes.  In addition, certain of the Company’s subsidiaries are subject to additional regulation in the United States in connection with their acceptance of stimulus award grants pursuant to the American Recovery and Reinvestment Act of 2009.  The Company’s Bermuda operations are subject to Bermuda’s Telecommunications Act of 1986.  The Company’s Turks and Caicos operations are subject to the Turks and Caicos Islands Telecommunications Ordinance of 2004.

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

Currently, the Company holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana.  The license, whose initial term of twenty years is scheduled to expire at the end of 2010, allows for the Company, at its option, to extend the term for an additional twenty years,  until December 2030.  The Company sent notice of the renewal of the license, in accordance with the terms of its agreement with the Government of Guyana, in November of 2009.  Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector.  Since that time, the Company has met on several occasions with the Government of Guyana to discuss potential modifications of its exclusivity and other rights under the existing agreement.  In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses (“Draft Laws”), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company’s existing exclusive license.  The Draft Laws would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime.  In exercising the Company’s option to renew its licenses in 2009, the Company reiterated to the Government that the Company would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government.  At this time, the Company does not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of ATN’s exclusivity rights.  Although we believe that we would be entitled to damages or other compensation for any involuntary termination of the exclusive license, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

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

For all of the above regulatory, litigation, or related matters, we believe some adverse outcome is probable and have accordingly accrued $5.0 million as of September 30, 2010.

Other

The Company is currently disputing certain invoices it received relating to certain acquisition-related charges.  A portion of these disputed invoices is included in the accompanying statements of operations for the three and nine months ended September 30, 2010.

12.  SUBSEQUENT EVENTS

In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses (“Draft Laws”), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company’s existing exclusive license.  The Draft Laws would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime.  At this time, the Company does not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of ATN’s exclusivity rights.

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

Overview

We provide the following telecommunications services, through our operating subsidiaries, in North America, Bermuda and the Caribbean:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest.  Additionally, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest United States.  We also offer wireless voice and data services to retail customers in Guyana under the “Cellink” name, in Bermuda under the “CellularOne” name, in Turks and Caicos under the “Islandcom” name, in the U.S. Virgin Islands under the “Choice” name and in other smaller markets in the U.S. and Caribbean.

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

ATN was incorporated in Delaware in 1987, and since that time, has engaged in strategic acquisitions and investments to grow the Company’s operations.  From 1998 through 2005, a significant majority of our revenue was derived from our wireless and wireline operations in Guyana, in which we have owned an 80% interest since 1991.  We also derived a portion of our revenue from a non-controlling investment made in 1998 in a voice and data services provider in Bermuda.  The Company has been a provider of fixed and portable wireless broadband data and dial-up internet services through our U.S. Virgin Islands subsidiary, acquired in 1999, which provided a small portion of the Company’s annual revenues.  In the past five years, we have added substantially to the diversity of our business and reduced our historical dependence on our Guyana operations for our financial results.  We entered the U.S. telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and we continued our U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England.  In 2008, we increased our investment in our Bermuda business to a controlling 58% interest and entered into new U.S. and Caribbean markets with investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos.  In addition to the diversification of our business through acquisition, we have further accentuated our focus on our U.S. operations with increased capital investment in and growth of our wholesale wireless business, which was the single largest contributor to our revenue and operating income in 2009.

In the second quarter of 2010, we completed the acquisition of our U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”).  Also during that quarter, we completed an investment in a wireless telecommunications provider in Aruba, in which we hold a controlling interest.  With the completion of the Alltel Acquisition, we continued our trend towards growth in U.S.-sourced revenue, with the U.S. wireless portion of our business now constituting a significant majority of the Company’s consolidated revenue.  Of course, we continue to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report their revenue and the markets they serve as of September 30, 2010:

Services	Segment	Markets
Wireless	U.S. Wireless	United States (rural markets)
	International Integrated Telephony	Guyana
	Island Wireless	Bermuda, Turks and Caicos, U.S. Virgin Islands, Aruba
Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)

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

As discussed above, we have historically been dependent on our wholesale U.S. wireless business and International Integrated Telephony operations for a majority of our revenue and profits.  The addition of our retail U.S. wireless business following the Alltel Acquisition on April 26, 2010 has shifted our reliance substantially to our U.S. Wireless segment, which now includes both our wholesale and retail U.S. wireless businesses.  For the three months ended September 30, 2010, approximately 83% of our consolidated revenue was generated by our U.S. Wireless segment, while only 11% was generated by our International Integrated Telephony segment.  In comparison, for the three months ended September 30, 2009, approximately 48% of our consolidated revenue was generated by our U.S. Wireless segment (then our “Rural Wireless” segment), while 34% was generated by our International Integrated Telephony segment.

As of September 30, 2010, our U.S. retail wireless services were offered in six states to approximately 767,000 customers under the “Alltel” brand name.  Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of September 30, 2010.  Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage.  Our Alltel service offerings provide rate plans, advanced devices and features that include local and nationwide voice and data services on either a postpaid or prepaid basis.  We offer several rate plans designed for customers to choose the flexibility that they desire for their calling preferences, and believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market.

The revenue of our U.S. retail wireless business is primarily driven by the number of wireless retail subscribers, their adoption of our enhanced service offerings and their related voice and data usage.  The number of our retail subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations.  Our customer activity may be influenced by traditional retail selling periods, which may be seasonal in nature, and other factors that arise in connection with our rural customer base.  We are currently in a transition period as we move from the legacy Alltel information technology systems and platforms to our own.  During this transition period, which we expect to continue into mid-2011, we anticipate that our U.S. retail wireless revenue will decline as our ability to drive subscriber additions, control churn and optimize our offerings is constrained. .  During this time, we also expect to experience higher economic-related churn as we eliminate certain sales and credit practices implemented by the management of the trust that operated the Alltel assets from 2009 through the completion of the Alltel Acquisition.  During this time, we may engage in sales and promotional activities designed to retain or increase our customer base, but may be affected by other factors, including general economic conditions, the roaming and usage of our existing customer base and actions by our competitors, which may reduce or outweigh the success of our marketing or promotional efforts.  Once this transition period expires, we expect that our churn will gradually improve as we are able to refine our service offerings. The mix of our customers and their patterns of usage, particularly usage outside our network footprint, will have a significant impact on the level of profits for our U.S. retail wireless business.  In general, we compete with national and regional wireless providers that offer both prepaid and postpaid services, whose scale, resources and U.S. network footprint are generally significantly greater than ours.  Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide competitive pricing for our customers, to provide the latest mobile voice and data services in all of the areas where they wish to access those services and to anticipate and respond to various competitive factors.

In addition, the revenue and profits of our U.S. wholesale wireless business contribute to our overall U.S. Wireless revenue and are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. We also provide roaming services in a number of areas in the U.S. (mainly in the western United States) where we do not also operate a retail wireless business.  As a result of the Alltel Acquisition, our reported wholesale wireless revenue also includes roaming revenue generation in areas in which we have retail wireless operations.  Historically, the growth in same site voice and data volumes and the number of operated sites has outpaced the decline in data rates.  However, during 2010, a significant decrease in the data rates almost offset overall voice and data traffic growth.  The growth of wholesale wireless revenue has historically been driven mainly by the rate at which we expand the number of base stations we operate. We compete with other wireless service providers that operate networks in their markets and offer wholesale roaming services as well.

However, the most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate, reducing or eliminating their need for our services in those markets.  For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T will result in our wholesale customers having their own infrastructure in certain markets where they are currently served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other wholesale revenue generated or other sources, could materially reduce our overall operating profits. While we are not able to forecast the extent of this revenue impact precisely, we expect that at the very least such loss may more than offset any growth in U.S. wholesale wireless revenue during these periods.

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

In December 2009, we were named to receive a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers.  The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $9.9 million will be invested in the project by us and by DANC.  The funding and build of this new project began in the third quarter of 2010.   The results of our U.S. fiber optic transport business are included in the our “U.S. Wireline” segment.

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, we are proposing to partner with NTUA to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our proposed partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow NTUA to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until 2011, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three or nine months ended September 30, 2010.  The results of our wholesale U.S. wireless business are included in our “U.S. Wireless” segment.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA.  The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area.  The funding of this project is not scheduled to occur until 2011, once the necessary environmental site work is completed.  Accordingly, we did not recognize any of the granted funds during the three or nine months ended September 30, 2010.  The results of our U.S. wireline business are included in the our “U.S. Wireline” segment.

Results of Operations

Three Months Ended September 30, 2009 and 2010

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2009	2010	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$—	$108,828	$108,828	—%
Wholesale	31,837	49,952	18,115	56.9
International Wireless	11,684	14,220	2,536	21.7
Wireline	21,969	20,829	(1,140)	(5.2)
Equipment and Other	602	11,131	10,529	1749
Total revenue	66,092	204,960	138,868	210.1
OPERATING EXPENSES:
Termination and access fees	11,830	53,076	41,246	348.7
Engineering and operations	6,519	21,747	15,228	233.6
Sales, Marketing and customer services	3,454	50,411	46,957	1359.5
Equipment Expense	615	12,700	12,085	1965
General and administrative	8,690	29,179	20,489	235.8
Acquisition-related charges	2,072	47	(2,025)	(97.7)
Depreciation and amortization	9,763	23,974	14,211	145.6
Total operating expenses	42,943	191,134	148,191	345.1
Income from operations	23,149	13,826	(9,323)	(40.3)
OTHER INCOME (EXPENSE):
Interest expense	(1,228)	(3,202)	(1,974)	160.7
Interest income	354	90	(264)	(74.6)
Equity in earnings of unconsolidated affiliate	—	166	166	—
Other income (expense), net	13	204	191	1469.2
Other income, net	(861)	(2,742)	(1,881)	218.5
INCOME BEFORE INCOME TAXES	22,288	11,084	(11,204)	(50.3)
Income taxes	9,919	5,022	(4,897)	(49.4)
NET INCOME	12,369	6,062	(6,307)	(51)
Net income attributable to non-controlling interests	(433)	303	736	170
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,936	$6,365	$(5,571)	(46.7)%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations.  Retail revenue is derived from access by our retail customers to and usage of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voice mail and other features. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other, related, wholesale services such as the provision of network switching services and certain wholesale transport services.

The retail portion of our U.S. Wireless revenue was $108.8 million for the three months ended September 30, 2010 all of which is attributable to revenue generated by assets we acquired in the Alltel Acquisition. Our U.S. Wireless post-paid subscriber base was approximately 550,000 and our prepaid subscriber base was approximately 217,000 at September 30, 2010.

 We are currently in a transition period as we move from the legacy Alltel information technology systems and platforms to our own.  During this transition period, which we expect to continue into mid-2011, we anticipate that our U.S. retail wireless revenue may decline as our ability to drive subscriber additions, control churn and optimize our offerings is constrained.

The wholesale portion of our U.S. Wireless revenue increased to $50.0 million for the three months ended September 30, 2010 from $31.8 million for the three months ended September 30, 2009, an increase of $18.2 million. The increase in wireless wholesale revenue was due to the $20.9 million of roaming revenue generated by the networks we acquired in the Alltel Acquisition offset by a $2.7 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was due to the scheduled decrease in rates which more than offset the increase in base stations from 564 as of September 30, 2009 to 601 as of September 30, 2010.

Verizon’s acquisition of Alltel in 2009 has caused some loss of wireless wholesale revenue and contributed to our lack of growth this quarter as certain network assets acquired by Verizon overlap geographically with areas of our legacy U.S. roaming network where we previously provided wholesale roaming services to Verizon.  Similarly, we expect that the AT&T acquisition of certain Alltel assets, which was completed in June 2010, will contribute to additional and larger decreases in wireless wholesale revenue, as early as the fourth quarter of 2010, when AT&T completes its previously announced UMTS network build in those areas overlapping our network in the southwestern United States.  This loss in wireless wholesale revenue could have a significant negative impact on our operating income if it is not offset or replaced by increased operating income from other sources.

While we expect to see some increase in wireless wholesale revenue from our U.S. wireless business in geographical areas not impacted by Verizon or AT&T’s acquisition of Alltel networks, the pace of that increase in non-Alltel overlap markets is currently expected to be slower as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and recent reductions in roaming rates.  Additional rate reductions, under previously contracted agreements, may affect our revenue growth in upcoming quarters.  We also expect to receive a portion of the $32.1 million grant from the NTIA to build on the Navajo Nation during 2011 through our proposed partnership with NTUA.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean.

International Wireless revenue increased by $2.5 million to $14.2 million for the three months ended September 30, 2010, from $11.7 million for the three months ended September 30, 2009.  This increase was primarily generated by the assets of our recent acquisition in Aruba and increased minutes of use in Guyana. Wireless subscribers in Guyana increased 6%, from approximately 277,000 subscribers as of September 30, 2009 to approximately 293,000 subscribers as of September 30, 2010.

While we have experienced recent subscriber growth in Guyana, competition remains strong, and the largely pre-paid subscriber base means that subscribers and revenue could shift relatively quickly in future periods. In addition, the overall number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on Guyana telecommunications carriers, including our Guyana operations, to collect proof of address and photographic identification for all new and existing customers.

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

Wireline revenue decreased by $1.2 million to $20.8 million for the three months ended September 30, 2010 from $22.0 million for the three months ended September 30, 2009. A $1.7 million decrease in international long distance revenue was partially offset by an increase in U.S. revenue growth and growth generated by the July 2010 launch of our new fiber optic submarine cable in Guyana. Our access lines in Guyana grew from approximately 144,000 lines as of September 30, 2009 to approximately 149,000 lines as of September 30, 2010, an increase of 3%. Revenue from the growth in access lines has been partially offset by a decrease in usage of those lines that is likely due to wireless service alternatives.

We believe this decrease in international long distance revenue was a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment.  In the U.S., we saw increased revenue from our upstate New York network transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is partially offset by the decline in the residential data business, particularly dial-up internet services.

In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may continue to decrease, but may be offset by increased revenue from local telephone and voice services in Guyana, as well as high-speed data sales in New York. We are in the process of expanding our network in New York and began receiving a portion of the $39.7 million stimulus grant during the third quarter of 2010.  We do not expect the network buildout to be completed during 2010 and, as such, do not expect any impact to our revenues until 2011.

Equipment and Other revenue.  Equipment revenue represents revenue from wireless equipment sales and other miscellaneous revenue items.

Equipment and Other revenue increased by $10.5 million to $11.1 million for the three months ended September 30, 2010, from $0.6 million for the three months ended September 30, 2009. The increase is due to equipment sales from our Alltel Acquisition.  We anticipate that equipment revenue will remain fairly consistent in future periods as a percentage of our U.S. retail wireless revenues.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls as well as bad debt expense.  Termination and access fees increased by $41.3 million from $11.8 million for the three months ended September 30, 2009 to $53.1 million for the three months ended September 30, 2010. The Alltel Acquisition resulted in $39.0 million of the increase.  The remaining increase was due to the expansion of our legacy U.S. roaming network and international networks.

Termination and access fees are expected to increase in future periods, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.  Engineering and operations expenses increased by $15.2 million from $6.5 million for the three months ended September 30, 2009 to $21.7 million for the three months ended September 30, 2010 as a result of the Alltel Acquisition.  We expect that engineering and operations expenses will increase in the future as our networks expand and require additional support and as we continue to transition the network that we acquired as part of the Alltel Acquisition to our network.

Sales marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $46.9 million from $3.5 million for the three months ended September 30, 2009 to $50.4 million for the three months ended September 30, 2010. The majority of this increase is the result of the Alltel Acquisition.  Sales and marketing expenses were particularly high in our U.S. wireless business as we incurred additional expenses primarily related to an accelerated pace of customer contract renewals and extensions.

We expect that sales and marketing expenses will increase in the short term as we continue to incur higher than normal customer transition and retention costs.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment Expenses increased from $0.6 million for the three months ended September 30, 2009 to $12.7 million for the three months ended September 30, 2010 as a result of the Alltel Acquisition. We expect that these expenses will increase in future periods in line with our expanded operations but remain roughly proportionate to our equipment revenue.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources.  General and administrative expenses also include internal costs associated with our performance of due-diligence on our pending or completed acquisitions.

General and administrative expenses increased by $20.5 million from $8.7 million for the three months ended September 30, 2009 to $29.2 million for the three months ended September 30, 2010.  We are currently in a transition period as we integrate the new Alltel business.  During this transition period, which we expect to continue into mid-2011, we anticipate that we will incur higher than usual general and administrative expenses as certain significant costs continue to overlap with our already existing infrastructure.  Once this transition period concludes, we expect that general and administrative expenses, as a percentage of revenue, will decrease as we grow our U.S. retail wireless business.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with the Alltel Acquisition.

For the three months ended September 30, 2009, acquisition-related charges for legal, banking, consulting and accounting fees in connection with the Alltel Acquisition were $2.1 million.  Minimal acquisition-related charges were incurred during the three months ended September 30, 2010.  We expect that acquisition-related expenses will continue to be incurred from time to time as the Company continues to explore any additional acquisition opportunities that arise and may meet our investment objectives.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $14.2 million from $9.8 million for the three months ended September 30, 2009 to $24.0 million for the three months ended September 30, 2010. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business.

We expect depreciation expense on our tangible assets to continue to increase as a result of a future network expansion in the U.S. and elsewhere.  Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets which are being amortized using an accelerated amortization method.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense increased from $1.2 million for the three months ended September 30, 2009 to $3.2 million for the three months ended September 30, 2010, due to the amendment of our prior credit agreement, which increased both our outstanding debt and applicable interest rates on such debt.  On September 30, 2010, the Company entered into its Amended 2010 Credit Facility, further increasing the amounts available for borrowing.  As of September 30, 2010, we had $71.1 million outstanding under our Amended 2010 Term Loan A facility, $146.3 million outstanding under our Amended 2010 Term Loan B facility, and $50.0 million outstanding under our 2010 Term Loan C facility.  We had no outstanding borrowings under our Amended 2010 Revolver Loan as of September 30, 2010.  For a discussion of the Company’s 2010 Credit Facility and Amended 2010 Credit Facility, see Note 6 to the Consolidated Financial Statements included in this Report and “—Liquidity and Capital Resources.”

Interest income.  Interest income represents interest earned on our cash and cash equivalents.

Interest income decreased to $0.1 million from $0.4 million for the three months ended September 30, 2010 and 2009, respectively. This decrease is a result of a decrease in our cash balances as well as the interest rates and subsequent amounts earned on our cash and investments.

Equity in earnings of unconsolidated affiliates.     Equity in earnings of unconsolidated affiliates included our share of the earnings of an unconsolidated affiliate of our U.S. Wireless segment. Equity in earnings of unconsolidated affiliates was $0.2 million for the three months ended September 30, 2010.

Other income (expense). Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.2 million for the three months ended September 30, 2010.

Income taxes.  Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions as well as the receipt of dividends from our foreign subsidiaries. Our effective tax rate was 45% for the three months ended September 30, 2009.  For the three months ended September 30, 2010, our effective tax rate was 45%.  The tax expense for the three months ended September 30, 2010 included an adjustment of $xx to reconcile estimates made in our 2009 tax provision to the actual amounts upon filing our 2009 tax returns.  Without this adjustment, our effective tax rate for the three months ended September 30, 2010 was 53%.

Net Income Attributable to Non-Controlling Interests.   Net income attributable to non-controlling interests includes minority shareholders’ share of net income in our less than wholly owned subsidiaries.

Net income attributable to non-controlling interests decreased from an expense of $0.4 million for the three months ended September 30, 2009 to income of $0.3 million for the three months ended September 30, 2010. This decrease was a result of the allocation of non-controlling shareholders’ share of losses at our early stage businesses.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income decreased to $6.4 million for the three months ended September 30, 2010 from $11.9 million for the three months ended September 30, 2009. On a per share basis, net income decreased from $0.78 per basic and diluted share to $0.41 per basic and diluted share for the three months ended September 30, 2009 to 2010, respectively.

Segment results.  We currently have four material operating segments, which we manage and evaluate separately: (1) U.S. Wireless; (2) International Integrated Telephony; (3) Island Wireless; and (4) U.S. Wireline. Segment results are set forth in Note 10 to the Consolidated Financial Statements included in this Report.

Nine Months Ended September 30, 2009 and 2010

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2009	2010	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$—	$190,331	$190,331	—%
Wholesale	79,276	112,437	33,161	41.8
International Wireless	33,725	37,712	3,987	11.8
Wireline	66,634	64,580	(2,054)	(3.1)
Equipment and Other	2,982	19,420	16,438	551.2
Total revenue	182,617	424,480	241,863	132.4
OPERATING EXPENSES:
Termination and access fees	34,702	109,186	74,484	214.6
Engineering and operations	21,010	46,288	25,278	120.3
Sales, Marketing and Customer Services	9,769	86,310	76,541	783.5
Equipment Expense	1,697	22,321	20,624	1,215.3
General and administrative	26,166	62,887	36,721	140.3
Acquisition-related charges	2,479	15,881	13,402	540.6
Depreciation and amortization	28,756	52,585	23,829	82.9
Total operating expenses	124,579	395,458	270,879	217.4
Income from operations	58,038	29,022	(29,016)	(50)
OTHER INCOME (EXPENSE):
Interest expense	(3,582)	(6,857)	(3,275)	91.4
Interest income	1,063	329	(734)	(69)
Gain on acquisition, net of tax	—	27,024	27,024	—
Equity in earnings of unconsolidated affiliate	—	456	456	—
Other income (expense), net	48	435	387	806.3
Other income, net	(2,471)	21,387	23,858	965.5
INCOME BEFORE INCOME TAXES	55,567	50,409	(5,158)	(9.3)
Income taxes	24,217	15,447	(8,770)	(36.2)
NET INCOME	31,350	34,962	3,612	11.5
Net income attributable to non-controlling interests	(976)	212	1,188	121.7
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$30,374	$35,174	$4,800	15.8%

U.S. Wireless revenue.  The retail portion of our U.S. Wireless revenue was $190.3 million for the nine months ended September 30, 2010 all of which was generated by the assets we acquired in our Alltel Acquisition. Our U.S. Wireless post-paid subscriber base was approximately 550,000, and prepaid subscribers were approximately 217,000 at September 30, 2010.

The wholesale portion of our U.S. Wireless revenue increased to $112.4 million for the nine months ended September 30, 2010 from $79.3 million for the nine months ended September 30, 2009, an increase of $33.1 million. The increase in wireless wholesale revenue was due to the $34.7 million of roaming revenue generated by the networks we acquired in the Alltel Acquisition partially offset by a $1.6 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was due to the overall decrease in roaming rates, partially offset by the increase in base stations from 564 as of September 30, 2009 to 601 as of September 30, 2010.

International Wireless revenue.  International Wireless revenue increased by $4.0 million to $37.7 million for the nine months ended September 30, 2010, from $33.7 million for the nine months ended September 30, 2009.  This increase was primarily generated by the assets of our recent acquisition in Aruba and increased minutes of use in Guyana. Wireless subscribers in Guyana increased 6%, from approximately 277,000 subscribers as of September 30, 2009 to approximately 293,000 subscribers as of September 30, 2010.

Wireline revenue.  Wireline revenue decreased by $2.0 million to $64.6 million for the nine months ended September 30, 2010 from $66.6 million for the nine months ended September 30, 2009. A decrease in international long distance revenue was partially offset by an increase in U.S. revenue growth and growth generated by the July 2010 launch of our new fiber optic submarine cable in Guyana. Our access lines in Guyana grew from approximately 144,000 lines as of September 30, 2009 to approximately 149,000 lines as of September 30, 2010, an increase of 3%. Revenue from the growth in access lines has been partially offset by a decrease in usage of those lines that is likely due to wireless service alternatives.

Equipment and Other revenue.  Equipment and other revenue increased by $16.4 million to $19.4 million for the nine months ended September 30, 2010, from $3.0 million for the nine months ended September 30, 2009. The increase is due to equipment sales from our recently acquired U.S. retail wireless operations, partially offset by a decrease in revenues from our television business in the U.S. Virgin Islands, which we terminated in May of 2009.

Termination and access fee expenses.  Termination and access fees increased by $74.5 million from $34.7 million for the nine months ended September 30, 2009 to $109.2 million for the nine months ended September 30, 2010. The Alltel Acquisition resulted in $69.0 million of the increase.  The expansion of our legacy U.S. roaming network and international networks accounted for $2.0 million and $3.5 million of the increase, respectively.

Engineering and operations expenses.    Engineering and operations expenses increased by $25.3 million from $21.0 million for the nine months ended September 30, 2009 to $46.3 million for the nine months ended September 30, 2010 as a result of the Alltel Acquisition.

Sales marketing and customer service expenses.  Sales and marketing expenses increased by $76.5 million from $9.8 million for the nine months ended September 30, 2009 to $86.3 million for the nine months ended September 30, 2010.  Substantially all of this increase is the result of Alltel Acquisition.

Equipment expenses.  Equipment Expenses increased from $1.7 million for the nine months ended September 30, 2009 to $22.3 million for the nine months ended September 30, 2010 as a result of the Alltel Acquisition.

General and administrative expenses.  General and administrative expenses increased by $36.7 million, or 140%, from $26.2 million for the nine months ended September 30, 2009 to $62.9 million for the nine months ended September 30, 2010. This increase resulted from the Alltel Acquisitionas well as increased overhead to support our growth and internal costs associated with the Alltel Acquisition.

Acquisition-related charges.  For the nine months ended September 30, 2010, acquisition-related charges for legal, banking, consulting and accounting fees were $15.9 million (including, in part, invoiced amounts disputed but not yet resolved by the Company), substantially all of which were attributable to closing the Alltel Acquisition, as compared to $2.5 million for the nine months ended September 30, 2009.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $23.8 million, or 83%, from $28.8 million for the nine months ended September 30, 2009 to $52.6 million for the nine months ended September 30, 2010. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business.

Interest expense.  Interest expense increased from $3.6 million for the nine months ended September 30, 2009 to $6.9 million for the nine months ended September 30, 2010, due to the amendment of our prior Credit Agreement, which increased both our outstanding debt and applicable interest rates on such debt.  On September 30, 2010, the Company entered into its Amended 2010 Credit Facility, further increasing the amounts available for borrowing.  As of September 30, 2010, we had $71.1 million outstanding under our Amended 2010 Term Loan A facility, $146.3 million outstanding under our Amended 2010 Term Loan B facility, and $50.0 million outstanding under our 2010 Term Loan C facility.  We had no outstanding borrowings under our Amended 2010 Revolver Loan as of September 30, 2010.  For a discussion of the Company’s 2010 Credit Facility and Amended 2010 Credit Facility, see Note 6 to the Consolidated Financial Statements included in this Report and “—Liquidity and Capital Resources.”

Interest income.  Interest income decreased to $0.3 million from $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. This decrease is a result of a decrease in our cash balances as well as in the interest rates and subsequent amounts earned on our cash and investments.

Gain on acquisition, net of tax. Gain on acquisition, net of tax, represents the gain the Company recognized on the Alltel Acquisition. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a registered timeframe to a limited class of potential buyers.

Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates was $0.5 million for the nine months ended September 30, 2010.

Other income (expense).  For the nine months ended September 30, 2010, other income was $0.4 million.

Income taxes.  Our effective tax rate was 44% for the nine months ended September 30, 2009 and 31% for the nine months ended September 30, 2010.

For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of deferred tax on our statements of operations.  Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company’s foreign tax credit carryforward.  As part of the Alltel Acquisition, which was completed during the second quarter of 2010, and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and US-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date.  As a result, the Company placed a full valuation allowance against those credits during the second quarter of 2010.

Net Income Attributable to Non-Controlling Interests.  Net income attributable to non-controlling interests decreased from a $1.0 million expense for the nine months ended September 30, 2009 to a $0.2 million gain for the nine months ended September 30, 2010. This decrease was a result of the allocation of non-controlling shareholders’ share of losses at our early stage businesses.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income increased to $35.2 million for the nine months ended September 30, 2010 from $30.4 million for the nine months ended September 30, 2009. On a per share basis, net income increased from $1.99 per basic and $1.98 per diluted share to $2.30 per basic and $2.27 per diluted share for the nine months ended September 30, 2009 and 2010, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. See Note 11 to the Consolidated Financial Statements included in this Report. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities.  We believe that our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for working capital and capital expenditures in the near term.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks.

For the nine months ended September 30, 2009 and 2010, we spent approximately $40.3 million and $91.6 million on capital expenditures, respectively. Of the 2010 capital expenditures, we spent approximately $54.3 million in our U.S. Wireless segment. Included in these costs are one-time costs associated with developing our billing, point-of-sale and other operating and business systems, and costs related to network migration following the Alltel closing, along with costs associated with expanding both our retail and wholesale networks. In our International Integrated Telephony segment, we spent approximately $20.2 million on capital expenditures for the nine months ended September 30, 2010, of which $13.7 million was related to construction costs on a new fiber optic submarine cable into Guyana which we launched in July 2010, while the remainder of the capital expenditures in this segment was for the expansion of the capacity and coverage of our wireline and wireless network in Guyana. In addition, we invested $12.4 million in capital expenditures in our Island Wireless segment with $9.2 million related to two wireless network build-outs in the U.S. Virgin Islands, which we launched in August 2010. A majority of the remaining Island Wireless capital expenditures was incurred in Turks and Caicos in connection with the development and expansion of our network which we launched in June 2010.

We are continuing to invest in expanding our networks in many of our markets and expect to incur capital expenditures between $130 million and $140 million in 2010.  The majority of these expenditures relate to our U.S wireless business.  Specifically we anticipate expenditures of between $85 million to $95 million in our U.S. retail wireless business primarily related to one-time costs for network migration and information technology and system conversion costs in conjunction with our integration of our newly acquired wireless assets.  Capital expenditures in our U.S. retail wireless business are also comprised of several capital projects inherited with our Alltel Acquisition that we intend to complete during 2010.

We expect to fund our current capital expenditures primarily from cash generated from our operations, and borrowings under our credit facilities.

Acquisitions and Investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. In April 2010, we funded the purchase price of the Alltel Acquisition with cash-on-hand and borrowings under our existing credit facility.  We drew down a $150 million term loan under the credit facility and borrowed $40 million under our previously undrawn $75 million revolving credit facility. On September 30, 2010, we amended our 2010 Credit Facility and drew down a $50 million term loan,  repaid the outstanding balances on our 2010 Revolver Loan and also expanded the revolving credit facility to $100 million.

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2010, our dividends to our stockholders were approximately $9.5 million, which reflects dividends declared on April 1, June 18, and September 27, 2010, and paid on April 19, July 12, and October 12, 2010, respectively. We have paid quarterly dividends for the last 48 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent $2.1 million as of September 30, 2010 repurchasing common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the nine months ended September 30, 2010.

Sources of Cash

Total Liquidity at September 30, 2010.  As of September 30, 2010, we had approximately $61.8 million in cash and cash equivalents, a decrease of $28.4 million from the December 31, 2009 balance of $90.2 million. The decrease in our cash and cash equivalents is attributable to the cash used in connection with the Alltel Acquisition.  In addition, we have $0.4 million in restricted cash escrowed for payment on the undersea cable in Guyana as of September 30, 2010.

Cash Generated by Operations.  Cash provided by operating activities was $100.3 million for the nine months ended September 30, 2010 compared to $70.8 million for the nine months ended September 30, 2009. The increase of $29.5 million was primarily due to increased accrued liabilities as a result of the Alltel Acquisition for the nine months ended September 30, 2010 as compared to September 30, 2009.

Cash Generated by Financing Activities. On January 20, 2010, the Company amended and restated its 2008 Credit Facility with CoBank as Administrative Agent (the “2010 CoBank Credit Agreement”).  The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of i) a $73.9 million term loan (the “2010 Term Loan A”) which was the amount then outstanding under the 2008 Term Loan, ii) a new $150.0 million term loan (the “2010 Term Loan B”), iii)  a $75.0 million revolver loan (the “2010 Revolver Loan”) and iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the 2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the “2010 Credit Facility”).  As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

On September 30, 2010, the Company expanded the 2010 Credit Facility by entering into a second amended and restated credit facility with CoBank as Administrative Agent (the “Amended 2010 CoBank Credit Agreement”).  The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of i) a $72.0 million term loan (the “Amended 2010 Term Loan A”), ii) a $148.1 million term loan (the “Amended 2010 Term Loan B”), iii) a new $50.0 million term loan (the “2010 Term Loan C”) and iv) an expanded $100.0 million revolver loan of which the Company may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the “Amended 2010 Revolver Loan,” and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan B and 2010 Term Loan C, the “Amended 2010 Credit Facility”). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.  The terms and conditions of the Amended 2010 CoBank Credit Agreement, as described below, remained largely unchanged from the 2010 CoBank Credit Agreement.

Upon the closing of the Amended 2010 Credit Facility, $72.0 million under the Amended 2010 Term Loan A and $148.1 million under the Amended 2010 Term Loan B remained outstanding from the Company’s 2010 Credit Facility.  Also upon the closing of the Amended 2010 Credit Facility, the Company drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under the Company’s existing 2010 Revolver Loan.  The Company currently has no borrowings outstanding under the Amended 2010 Revolver Loan.

The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below.  The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%).  The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of the Company’s indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement).  Borrowings as of September 30, 2010, including the interest rate swap agreement as described in Note 7, were bearing a weighted-average interest rate of 5.26%.

All amounts outstanding under the Amended 2010 Revolver Loan will be due and payable on September 10, 2014 or the earlier acceleration of the loan upon an event of default.  Amounts outstanding under the Amended 2010 Term Loan A and the Amended 2010 Term Loan B became due and payable commencing on September 30, 2010, in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012.  The 2010 Term Loan C will become due and payable commencing on December 31, 2010, in quarterly payments equal to $250,000. Remaining balances will be due and payable upon the final maturity date of September 30, 2014, unless the loans are earlier accelerated upon an event of default.  The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of any LIBOR loans.  Under the terms of the Amended 2010 Credit Facility, the Company must also pay a fee ranging from 0.50% to 0.75% of the average daily unused portion of the Amended 2010 Revolver Loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

Certain of our subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the Amended 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of September 30, 2010, the Company was in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders’ commitments under the Amended 2010 CoBank Agreement.

As of December 31, 2009 the Company’s sole derivative instrument was an interest rate swap with an initial notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010, the Company executed an additional interest rate swap with an initial notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk bringing the total notional amount of cash flow hedges to $98 million as of September 30, 2010.

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

                Restrictions Under Credit Facility.  The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of September 30, 2010, we were in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update is effective for companies with interim and annual reporting periods after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.  See Note 5 to the Condensed Consolidated Financial Statements included in this Report for more information.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of September 30, 2010, $98.0 million of our long term debt has a fixed rate by way of interest-rate swaps that effectively hedge our interest rate risk. The remaining $152.8 million of long term debt as of September 30, 2010, was subject to interest rate risk. As a result, a 1% increase in the variable borrowing rate associated with our variable rate debt would result in additional annualized interest expense of $1.5 million. We continue to evaluate our exposure to interest rate risk, including additional hedging opportunities. If the company decides against any additional hedges, our exposure to fluctuations in interest rates could have a material impact on our financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended.  ATN considers the Alltel Acquisition completed on April 26, 2010 as material to the results of its operations, financial position and cash flows from the date of acquisition through September 30, 2010 and considers the internal controls and procedures relating to the acquired Alltel operations to be reasonably likely to materially affect the ATN’s internal control over financial reporting.  The Company plans to utilize the scope exemption as it relates to the Alltel operations in management’s report on internal control over financial reporting for the year-ended December 31, 2010.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2010 — July 31, 2010	—	$—	—	$2,808,173
August 1, 2010 — August 31, 2010	—	$—	—	$2,808,173
September 1, 2010 — September 30, 2010	—	$—	—	$2,808,173

Item 6. Exhibits

10.1

Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated July 26, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2010 (File No. 001-12593)).

10.2

Second Amended and Restated Credit Agreement dated as of September 30, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2010 (File No. 001-12593)).

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

Atlantic Tele-Network, Inc.

Date: November 9, 2010	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2010	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Item No.	Description

10.1

Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated July 26, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 11, 2010 (File No. 001-12593)).

10.2

Second Amended and Restated Credit Agreement dated as of September 30, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 1, 2010 (File No. 001-12593)).

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