Form 10-K
period 2010-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2011-03-16
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-12593

Atlantic Tele-Network, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47-0728886 (I.R.S. Employer Identification No.)
600 Cummings Center Beverly, Massachusetts (Address of principal executive offices)	01915 (Zip Code)

(978) 619-1300
(Registrant's telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2010, was approximately $400 million based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 1, 2011, the registrant had 15,383,181 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our ongoing transition and integration of our recently acquired Alltel assets, future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Business," as well as in this Report generally.

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

        In this Report the words "ATN," "the Company," "we," "our," "ours" and "us" refer to Atlantic Tele-Network, Inc. and its subsidiaries. Alltel® is a licensed trademark used by one of our subsidiaries. This Report contains trademarks, service marks and trade names that are the property of Atlantic Tele-Network, Inc., and its subsidiaries or licensed from others.

        Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Guyana under the "Cellink" name, in Bermuda under the "CellularOne" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. From 1998 through 2005, a significant majority of our revenue was derived from our wireless and wireline operations in Guyana, in which we have owned an 80% interest since 1991. In the past six years, we have grown our revenue, added substantially to the diversity of our business and greatly reduced our historical dependence on our Guyana operations. We entered the U.S. mainland telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and we continued our U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up Internet service provider in New England. In 2008, we increased our previous minority investment in a voice and data services provider in Bermuda to a controlling interest and began providing wholesale transport services in the U.S. and wireless services in new Caribbean markets. In addition to the growth of our business through acquisition, we have further accentuated our focus on our U.S. operations with increased capital investment in and growth of our wholesale wireless business.

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition"). Since 2005, revenue from our U.S. operations has significantly grown, both as a percentage of consolidated revenue and overall, and as a result of our Alltel Acquisition, a substantial majority of our consolidated revenue is now generated in the United States, mainly through mobile wireless operations. We continue to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and long-lived assets, see Note 14 to the Consolidated Financial Statements included in this Report.

        Our principal corporate offices are located at 600 Cummings Center, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

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

  •
  Target Underserved Markets Where We Can Compete Successfully.  We operate in smaller, rural or underserved markets where we believe we are or will be one of the leading providers of telecommunications services. Our businesses typically have strong local brand identities and market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base and revenues.

  •
  Partner with Successful Local Owner/Operators.  Wherever feasible, we partner with local management teams who have demonstrated a successful track record. We believe that strong local management enhances our close relationship with customers and reduces risk. Our geographically diverse businesses are all operated, and often partially owned, by local managers, employees or investors. We seek to enhance our strong market position by maintaining these partnerships and by leveraging our extensive management experience to assist them in further improving operations.

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

Our Services

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Over the past few years, we have continued our trend towards growth in U.S.-sourced revenue and with the Alltel Acquisition, the U.S. portion of our business now constitutes a substantial majority of our consolidated revenue. For fiscal years 2008, 2009 and 2010, our revenues from U.S. wireless services were approximately 53%, 62% and 82%, respectively, of our consolidated revenues.

  U.S. Wireless Segment

        In the United States, we provide retail wireless voice and data services under the "Alltel" name in rural markets principally in the Southeast and Midwest. As of December 31, 2010, we offered retail wireless services in six states to approximately 718,000 customers and had a network footprint of nearly five million people. We also provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers, through our networks in markets located principally in six states in the Southwest and Midwest, and with smaller networks in eight other states, primarily in the Western United States.

        We are currently in a transition period with respect to our U.S. retail wireless business as we move from the legacy Alltel information technology systems and platforms to our own, complete network separation and complete other transition activities. During this transition period, which we expect to be substantially completed by the end of the second quarter of 2011, our ability to drive subscriber additions, control churn and optimize our offerings is somewhat constrained. Once we complete the transition, we expect to refine our service offerings and gain the increased flexibility and insight to adjust our pricing and products to better meet customer needs.

        In addition, the revenue and profits of our U.S. wholesale wireless business contribute to our overall U.S. Wireless revenue and are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. We currently have roaming agreements with more than 65 United States-based wireless service providers and as of December 31, 2010, we were a preferred roaming carrier in selected markets for AT&T and Verizon Wireless. Our reported wholesale wireless revenue includes roaming revenue generation in areas of our retail wireless operations from our Alltel Acquisition and we also provide roaming services in a number of areas in the U.S. (mainly in the western United States) where we do not have retail wireless operations. Many of our sites are located in popular tourist and seasonal visitor areas, which has resulted in higher call volumes and revenue in those areas during the summer months.

        Retail Products and Services.    Our service is based on providing our customers with high quality, reliable wireless voice and data service in rural America at prices generally lower than those offered by our primary wireless competitors for similar usage and that are competitive with unlimited wireline plans. Our Alltel service offerings provide rate plans, advanced devices and features that include local and nationwide voice and data services on either a postpaid or prepaid basis. Our service revenues are derived primarily from monthly access and airtime charges, data services, and other enhanced service features. We offer several rate plans designed to give customers the flexibility that they desire in choosing their rate plan and services. We believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market and we are able to provide nationwide calling to our customers at competitive rates due to reciprocal roaming arrangements with other wireless carriers. Our customers can choose monthly access plans with unlimited or a fewer amount of minutes, and we also offer several family service plans designed to give customers the ability to share minutes by adding lines of service at a discounted rate. We offer additional features to enhance our wireless plans, including call waiting, call forwarding, caller ID, three-way calling, directory assistance call completion, voicemail, text and picture messaging, and a variety of other features to add value for our customers. We also offer a line of data plans for customers who prefer to use smartphones that allow customers to access mobile content and a range of features, such as high quality video and music downloads. Our wireless Internet service uses our data network to provide customers with broadband access to the Internet using a mobile phone for tethering, a smartphone for Internet access, or a data card. We believe these plans and bundled data, voice and Internet plans are attractive to many of our existing customers and expect customer demand for data offerings in our services to increase.

        Handsets and Accessories.    We offer a variety of handsets to our customers, in a range meant to meet price points required by all of our customers. Our device lineup features handset models, including a wide range of smartphones that feature mobile web browsers, high resolution cameras and video capture, Bluetooth connectivity, music playback capability and other features facilitating digital data usage. In the past year, we have aggressively added smartphone handsets to our existing lineup, increasing the amount of Android and RIM (Blackberry) devices to nearly 50% of devices offered by the end of 2010. We plan to further enhance our handset offerings in 2011, which we expect will include a greater addition and variety of smartphone devices. In addition, we offer numerous accessories to complement our handset lineup, including Bluetooth headsets, handset skins and protective covers and numerous charging devices.

        Network and Operations.    We currently operate our main retail network with CDMA technologies in both the 850 MHz and 1900 MHz bands. The majority of our CDMA network has been upgraded with EV-DO data technology to deliver improved quality that can be easily upgraded to support enhanced capacity. Our wholesale roaming network also uses GSM technology that often will be deployed at a single cell site along with CDMA coverage in order to maximize revenue opportunities. The majority of our GSM sites are also equipped with GPRS and/or EDGE data technologies. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

        In 2010 we increased the number of base stations and sites in service, primarily as a result of our Alltel Acquisition. At the closing of the acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require network expansion and improvements once separation and transition activities are complete, as well as roaming support to ensure ongoing nationwide coverage. As of December 31, 2010, we owned and operated a total of 1,625 base stations on 1,301 owned and leased sites, a Network Operations Center, or NOC, and multiple switching centers. Our switching centers route calls, supervise call originations and terminations at cell sites and manage call handoffs. These locations also house platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24 hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In the second half of 2011, following the conclusion of our network separation and transition, we expect to continue expanding and improving our network with the addition of new sites and we plan to consolidate some of our current switching and data centers to gain efficiency and provide increased redundancy. We are also currently conducting technical evaluations of Long Term Evolution ("LTE") or "4G" technology, to further improve our network.

        Wholesale Services.    We have long-term, preferred roaming agreements with several major wireless carriers, including AT&T and Verizon Wireless. Under these preferred roaming agreements, we typically agree to build a new mobile network at a specified location and offer the preferred carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. These non-preferred roaming agreements are usually terminable within 30 days. In 2010, four national wireless service providers together accounted for substantially all of the wholesale wireless portion of our revenues.

        Marketing.    Our marketing strategy is to build and maintain brand awareness in our markets while emphasizing our customer-focused approach to providing quality and reliable wireless services. We combine mass and local marketing strategies to build brand awareness within our current markets. In order to reach our target segments, we strategically advertise new products, price promotions and customer benefits on television, radio stations, through local print media, billboards and on the Internet. We believe that the Alltel brand has strong consumer recognition and that our continued use of the brand preserves customer loyalty and our reputation of customer-focused service. We have the right to use the Alltel brand and related service marks for up to twenty-eight years through a license provided by Verizon Wireless.

        Sales and Distribution.    Our sales and distribution strategy is designed to cost effectively maximize new customer additions, minimize customer churn and service the account maintenance needs of our existing customer base via multiple direct and indirect channels. We sell our products and services directly through our owned retail stores and kiosks, strategically placed in neighborhood shopping centers and local shopping malls to target retail traffic patterns, and indirectly through dealers and direct sales representatives. As of December 31, 2010, we had approximately 40 direct locations, which were responsible for approximately 60% of our gross customer additions in 2010. Our indirect channel consists of our authorized dealers and distributors at local and mass-market retailers and specialty stores. Similar to our retail stores and kiosks, we train and provide promotional support for our dealers to offer additional services, features, accessories and process bill payments for our customers at their locations. Our goal with respect to mass-market retailers is to take advantage of high traffic already generated by retailers to attract new customers and provide expanded and convenient service to our existing customer base. As of December 31, 2010, we had approximately 120 indirect dealer locations, which accounted for approximately 40% of our gross customer additions in 2010. We also make products and services available for purchase through Alltel's online web store, alltelwireless.com, and by phone through our customer care call centers.

        Competition.    In general, we compete with national and regional retail wireless providers that offer both prepaid and postpaid services, including Verizon Wireless, whose scale, resources and U.S. network footprint are significantly greater than ours. We also compete in our markets with non-facilities based mobile virtual network operators, or MVNOs, and WiMax, wireline, Internet, VoIP and other communications service providers. Many of these competitors have the ability to offer bundled service offerings such as cable television, Internet or landline calling services, which we may not be able to duplicate. In addition, many of our competitors also advertise unlimited service plans at competitive prices to the local or rural demographic that we target. We expect these service offerings to present strong competition in the markets where our offerings overlap with both large and mid-sized carriers. Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide competitive pricing for our customers, to provide the latest mobile voice and data services in all of the areas where they wish to access those services through roaming arrangements or the expansion of our own network and to anticipate and respond to various other competitive factors.

        In our wholesale wireless business, we compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure (including exercising buy-out options on networks that we built on their behalf pursuant to certain roaming agreements) in a market in which we operate, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers gaining their own infrastructure in certain markets where they were previously served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other revenue, could reduce our overall operating profits, specifically in the second quarter of 2011. We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic, as competitors expand their networks and as new products and services that require supporting connectivity are developed.

  International Integrated Telephony Segment

        We offer wireless telephone service in the vast majority of populated areas in Guyana, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of the country's coastal plain where 70% of its population is concentrated. Although approximately 40% of the population subscribes to our wireless service, our largely prepaid subscriber base makes it difficult to determine how many of our subscribers also subscribe to competing services. As of December 31, 2010, we had approximately 305,000 wireless subscribers, up 6% from approximately 289,000 subscribers as of December 31, 2009. As of December 31, 2010, more than 95% of our wireless subscribers in Guyana were on prepaid plans.

        Network.    Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band. We estimate that over 90% of the country's population resides in areas covered by our wireless network.

        Sales and Marketing.    We actively market our wireless services through widespread radio, television and outdoor advertising, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. We do not maintain any traditional retail stores, although all postpaid wireless customers set up accounts at one of our six business centers and prepaid customers may do so as well. Our handsets, prepaid cards and prepaid accounts are sold primarily through independent dealers whom we pay on a commission basis. Wireless postpaid subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. Payments by our prepaid customers can be made by the purchase of disposable prepaid calling cards, which come in fixed Guyanese dollar amounts, or by recharging an account via our "C-Point" electronic terminals available at authorized vendors.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our primary competitor, has spent aggressively since early 2007 to gain market share, including promotional pricing, the use of extensive giveaways and handset subsidies. In turn, we have countered with our own promotions and by continuing to invest heavily in our network. In 2007 and 2008, this heightened competition resulted in our losing significant market share. In 2009 and 2010, however, we believe we were able to hold on to our share of the market and resumed our growth in wireless subscribers. We expect competition for subscribers and usage to remain strong in 2011. We believe we compete for customers based on price, promotions, coverage and quality of service.

  Island Wireless Segment

        We provide wireless voice and data service to retail and business customers under the name "Cellular One" in Bermuda. In May 2008, we increased our investment in our Bermuda business from 43% to a controlling 58% interest, and began consolidating its financial results with our own. In September 2008, we acquired an early-stage business in Turks and Caicos and launched retail voice and wireless services in June 2010 under the "Islandcom" name. In the U.S. Virgin Islands, we launched retail wireless voice and data services to customers in August 2010 and have been a provider of Internet services since 1999. In June 2010, we acquired equity interests in a wireless company in Aruba.

        Products and Services.    A substantial majority of our customers in the Caribbean subscribe to our prepaid plans, which allow customers to choose the number of voice minutes per month, as well as use text messaging, data and other features to supplement the plans. In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which are distinguished from prepaid plans largely by the number of minutes and the enhanced features included in the plan. At December 31, 2010, we had approximately 20,000 retail subscribers in Bermuda and the Caribbean.

        We also provide roaming services for other carriers' customers visiting the islands, and are typically the primary roaming provider for North American visitors using CDMA handsets, such as customers of Verizon Wireless and other carriers. In the U.S. Virgin Islands, we provide Internet access services via a variety of wireless broadband technologies, including dial-up.

        Network.    We currently operate our networks in Bermuda and the Caribbean with CDMA technologies in the 850 MHz frequency band and 1900 MHz frequency bands. In Bermuda, we also deploy GSM services with a UMTS overlay, a "3G" (third generation) wireless technology based on the GSM standard, that has allowed us to offer advanced mobile voice and data services to a segment of the Bermuda market that we had not previously addressed. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Off-island connectivity is provided by leased, fiber-based interconnections.

        Sales and Marketing.    We maintain retail stores in our markets and allow customers to pay their bills and "top up", or add additional minutes to their prepaid plans, via payment terminals at local stores, and via our website. We advertise frequently through print and electronic media, radio station spots and sponsor various events and initiatives.

        Competition.    We believe we compete for wireless retail customers in our island properties based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against the wireless division of the incumbent telephone companies in the Caribbean and Bermuda and against Digicel, which is a large mobile telecommunications company in several Caribbean countries.

Wireline Services

        Our wireline services include our operations in Guyana, the mainland United States and the U.S. Virgin Islands. For fiscal years 2008, 2009 and 2010, our revenues from wireline services were approximately 45%, 37% and 14%, respectively, of our consolidated revenues.

International Integrated Telephony Segment

        We are the exclusive provider of domestic wireline local and long distance telephone services into and out of Guyana. As of December 31, 2010, we had approximately 150,000 access lines in service, which represents both residential and commercial subscribers. This represents approximately 19 lines per 100 inhabitants (based on an estimated population of approximately 770,000), an increase of approximately 2%, or 3,000 net new lines, compared to lines in service at December 31, 2009. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two thirds of the wireline local telephone service revenue while commercial customers account for approximately one third.

        With respect to our international long distance business, we collect a payment from foreign carriers for handling international long distance calls originating from the foreign carriers' country and terminating in Guyana. We also make payments to foreign carriers for international calls from Guyana terminating in the foreign carrier's country and are entitled to collect from our subscribers (and from competing wireless carriers), a rate that is regulated by the Public Utilities Commission of Guyana.

        Network.    Through December 31, 2010, we have invested nearly $344 million in Guyanese telecommunications infrastructure and in 2010 began utilizing our newly built fiber optic submarine cable in Guyana. As of December 31, 2010 we had approximately 150,000 fixed access lines, all of which are digitally switched lines. In addition, we estimate that we have installed over 700 public telephones in locations across the country providing telecommunications for both local and international calls in areas that previously did not have service. During 2010, we continued to extend our network to cover newly developed housing areas and residential parks and additional rural towns and communities, although at a lesser rate than in previous years.

        Our international long distance network is linked with the rest of the world principally through our new fiber optic submarine cable into Guyana, our ownership of a portion of the Americas II undersea fiber optic cable and by leasing capacity on several other cables. In 2010 we began utilizing our newly constructed Suriname-Guyana Submarine Cable System (SGSCS) that runs from Trinidad into both Guyana and Suriname. The SGSCS, which we co-own with Telesur, the government owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

        Sales and Marketing.    Our revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers and are set by regulatory authorities. Customers desiring to obtain an access line submit written applications to one of our customer service offices. Service representatives process the applications and service is installed within about two weeks (or, if service is not yet available in that area, the applicant is placed on a waiting list). We employ a minimal sales force for our wireline offering, as wireline sales are primarily driven by network expansion and availability of service. Our wireline subscribers typically pay for telephone service (including international long distance) after being billed for it. Customers can pay their bills at any one of our six business centers, any Western Union branch, commercial banks and post offices. Customers can also utilize our prepaid card services on their landline phones.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana. As the initial term of our license was scheduled to expire in December 2010, we notified the Government of Guyana in November 2009 of our election to renew our exclusive license for an additional 20 years. Although the right to extend the license, including exclusivity terms, was at our sole option, the exclusivity provisions of our license have been, and currently are, the subject of negotiations with the Government of Guyana. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our exclusive license had been renewed until such time that new legislation is in place with regard to the Government's intention to liberalize the sector, however, we believe the license to be valid until such time as we enter into a negotiated settlement with the Government. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

        Since 2008 there has been a substantial and ongoing increase in efforts to illegally bypass our international exchange, and therefore our international license, and avoid paying us origination and termination fees. We have taken action against some local companies and individuals who are engaging in these efforts, including taking action against unlicensed operators in Guyana and complaints to various foreign carriers and regulatory bodies in an effort to protect our network and our rights under our license. We believe the largest amount of bypass is occurring with respect to calls terminating on our competitor Digicel's local wireless network and in the first quarter of 2010, we took legal action to defend our exclusive rights to provide international voice and data services. See "Legal Proceedings" and "Risk Factors—Any significant decline in the price or volume, including bypass activities, of international long distance calls to Guyana could adversely affect our financial results."

  U.S. Wireline Segment

        We are a leading provider of competitive integrated voice and broadband data communications services in Vermont and New Hampshire under the "Sovernet" name. In August 2008, we acquired a fiber based wholesale transport service provider in New York State that provides services under the "ION" name.

        Network.    We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2010, we had approximately 50,500 business and 6,500 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2010, we also provided DSL broadband services to approximately 3,300 business accounts and 1,500 residential accounts in Vermont and western New Hampshire.

        Our wholesale telecommunications transport business operates several linked self-healing fiber rings comprising more than 2,000 fiber miles that connect major New York metropolitan hubs with rural communities within the state. In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber-optic middle mile network in Vermont. We began construction on our New York project in late 2010 and expect to begin construction in Vermont in 2011.

        Sales and Marketing.    We sell our services primarily through a direct sales force that assists customers in choosing tailored solutions for their unique communication needs. Our direct sales staff focuses on selling integrated voice and data to small and medium-sized businesses and other organizations, while residential services are largely sold through advertising and word of mouth. We advertise on television and radio through cooperative arrangements and engage in other promotional activities from time to time.

        Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers, which are served by our direct sales force. We expect to expand our customer base in New York State to include more large-scale end users such as large enterprises, governmental agencies and educational institutions.

        Competition.    We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers and provide superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete with cable companies, such as Comcast, and other competitive service providers who target small and medium sized businesses. In New York State, we compete against other providers of wholesale high-capacity transport such as Verizon Communications and the multi-state long-haul providers.

Employees

        As of December 31, 2010, we had 1,765 employees, of whom 1,037 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ the executive management team and staff. More than half of our Guyana full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. Although our contract with the union expired in October 2010, we are currently operating under the expired contract's terms and conditions until we are able to renegotiate a new contract. We do not have any other union employees. We believe we have good relations with our employees.

Regulation

        Our telecommunications operations are subject to extensive governmental regulation in each of the jurisdictions in which we provide services. The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state, local, and foreign regulation and legislation that may affect our businesses. Legislative or regulatory requirements currently applicable to our businesses may change in the future and legislative or regulatory requirements may be adopted by those jurisdictions that currently have none. Any such changes could impose new obligations on us that would adversely affect our operating results.

U.S. Federal Regulation

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

        Licenses.    We provide our wireless services under various commercial mobile radio services (or CMRS) licenses, such as cellular and broadband Personal Communications Services (or PCS) licenses, and broadband radio service (or BRS) licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Cellular Market Areas (or CMAs) and Basic Trading Areas (or BTAs), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally grants all CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, what service rules will apply, and the terms on which the license auction will be conducted.

        Future Spectrum Allocations.    In 2010, the FCC released its National Broadband Plan, which indicates that the FCC will seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz over the next 5 to 10 years to meet a perceived need for additional spectrum to support the provision of wireless broadband services. To that end, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be repurposed or reallocated and has proposed that Congress give it authority to establish mechanisms to encourage existing licensees, including television broadcasters, to make spectrum available for wireless broadband services. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. There is no certainty as to whether or not such additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of the auction of any such spectrum, whether Congress will enact legislation regarding spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

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

        With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of time, at least 90 consecutive days for cellular licenses, our license for that area would be automatically forfeited.

        License Renewals.    Licenses generally have a 10-year term and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if a competing application is filed and if we can demonstrate that we have provided "substantial" service during the past license term and have complied with the Commutation Act and applicable FCC rules and policies, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. The FCC defines "substantial" service as service that is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future. The FCC recently initiated a rule making proceeding that may result in changes to the license renewal standards and processes, but the outcome of that proceeding and its possible impact on us are uncertain.

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

        License Acquisitions.    Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

        In reviewing proposed transactions, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. A transaction will trigger heightened FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 95 MHz, 115 MHz, 125 MHz, or 145 MHz, depending on the availability of Broadband Radio Service (or BRS) and Advanced Wireless Services (or AWS) spectrum in an overlap area. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

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

        Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act (or CALEA). Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply CALEA obligations to high speed Internet access and voice-over Internet protocol (or VoIP) services. Maintaining compliance with these law enforcement requirements may impose additional capital spending obligations on us to make necessary system upgrades.

        The FCC long has required CMRS providers to permit customers of other carriers to roam "manually" on their networks, for example, by supplying a credit card number, provided that the roaming customer's handset is technically capable of accessing the roamed-on network. More recently, the FCC has ruled that automatic roaming also is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-off of subscriber calls. The FCC recently clarified that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a request is reasonable, the FCC will consider the totality of the circumstances and may use a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and alternative roaming partners are available, to determine whether or not a particular roaming request is reasonable. The FCC has not extended the automatic roaming obligation to services that are classified as information services (such as high speed Internet services) or to services that are not CMRS, but the FCC is actively considering whether the roaming obligation should be extended to such non-interconnected services or features. We cannot predict the likely outcome or timing of this proceeding, but if the FCC does not adopt an automatic roaming requirement for non-interconnected services or features, such as information services, high speed broadband services, and broadband Internet access services, we could have greater difficulty attracting and retaining certain groups of customers, especially to our broadband wireless services.

        In October 2010, the FCC proposed and sought comment on rules that would require mobile service providers to issue real time usage and billing alerts to consumers to assist them in avoiding unexpectedly high bills. These alerts would include notifications when a consumer approaches the allocated limit for voice, text or data usage, and when a consumer reaches the monthly limit and begins incurring overage charges. The FCC asked whether or not prepaid mobile services should be exempt from any such usage alert requirements. Any such usage requirements could increase our operational expenses. The likely timing and outcome of this proceeding are uncertain.

        We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing-impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions.

Wireless and Wireline Services

        Universal Service.    In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue and some states have similar programs that also require contribution. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States and the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies and we are subject to audit by the Universal Service Administration Corporation (or USAC). We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

        In February 2011, the FCC initiated a rule making proceeding to consider broad-based reform of the USF program and the U.S. Congress has expressed similar interest. Under the FCC's proposal, the current level of USF support for companies like ours would be phased out over no more than five years. It is likely that, if the federal universal service program is modified or eliminated, some or all state programs may be modified as well. We cannot predict the ultimate impact of any such changes on the amounts we pay or receive from these programs.

        Intercarrier Compensation.    Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, the Company currently receives compensation from other carriers and also pays compensation to other carriers. The FCC recently initiated a rule making proceeding to consider reform of the intercarrier compensations system. We cannot currently predict the impact of any changes to these requirements on the amounts that we pay or receive.

        Local Competition.    The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or ILECs), among other things, duties to do the following:

  •
  negotiate interconnection agreements at any technically feasible point on just, reasonable, and non-discriminatory rates, terms, and conditions;

  •
  provide access to certain unbundled network elements (or UNEs), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost-based rates in certain circumstances;

  •
  provide physical collocation, which allows competitive local exchange carriers (or CLECs) to install and maintain its network termination equipment in an ILEC's central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

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

        In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or BOCs) have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. Over time, the FCC has removed the BOC's obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on the financial condition or operations of our U.S. Wireline segment. We operate in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, we have benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and have benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

        We provide Internet access services as an Internet service provider (or ISP). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. The FCC generally preempts state and local regulation of information services. While the FCC to date has declined to classify interconnected VoIP service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service we will be subject to a number of these obligations.

        In December 2010, the FCC adopted new rules to ensure the "openness" of the Internet. These new rules, which are not yet in effect, fall into three principal categories: (1) Transparency—All providers of broadband Internet access service must disclose practices, performance characteristics, and commercial terms of service, and mobile broadband providers must disclose third-party device and applications limits and any relevant criteria for use of such third-party offerings; (2) No Blocking—Fixed broadband Internet Service Providers ("ISPs") may not block lawful content, applications, services, or attachment of non-harmful devices, and mobile broadband providers may not block access to lawful websites; and (3) Nondiscrimination—Fixed broadband providers may not engage in unreasonable discrimination, and mobile broadband providers may not block applications that compete with their own video or voice telephony services. These requirements are generally subject to an exemption for reasonable network management, apply to mass-market broadband services (but not to managed services that share capacity with broadband Internet access), and will be enforced through a combination of mechanisms, including formal and informal complaints and self-initiated FCC investigations. Challenges to the FCC new rules have been filed in federal appeals court and the outcome of those challenges, and their effect on the new rules, is uncertain. Compliance with the new rules, if and when they go into effect, could impose costs on the Company.

Obligations Due to Economic Stimulus Grant

        Two of our subsidiaries have been the recipients of awards from the Broadband Technology Opportunities Program (BTOP) of the U.S. Department of Commerce (DOC) pursuant to the American Recovery and Reinvestment Act of 2009 (ARRA). As a BTOP awardee, we are subject to the various terms and conditions included in the agency's Notice of Funds Availability (NoFA) published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non-Discrimination requirements by which any awardee must: (i) adhere to the principles contained in the FCC's Internet Policy Statement (FCC 05-151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. While FCC rules regarding these issues may apply to all our operations, these particular requirements apply only to our BTOP-funded projects.

        As a BTOP awardee, we are also required to comply with other terms and conditions of the individual DOC grants, including reporting, transparency and audit requirements pursuant to Section 1512 of the ARRA, and notification and reporting obligations set forth in the Office of Management and Budget Memorandum, Implementing Guidance for Reports on Use of Funds Pursuant to the American Recovery and Reinvestment Act of 2009 (OMB M-09-21, June 22, 2009).

U.S. State Regulation

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

        The FCC has adopted a declaratory ruling establishing presumptive timeframes in which states and localities must resolve tower siting applications before the applicant may seek judicial review—90 days for collocations and 150 days for all other siting applications. This ruling will expedite our ability to seek legal redress, and thus mitigate tower construction delays, in the event a state or locality does not timely act on our zoning applications. A number of local jurisdictions have challenged the FCC's declaratory ruling in a federal appeals court, and that case is pending.

Guyana Regulation

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

        Licenses.    We provide domestic fixed and international voice and data services in Guyana pursuant to a license from the Government of Guyana granting us the exclusive right to provide the following: public telephone, radio telephone, and pay telephone services; domestic fixed; international voice and data services; sale of advertising in any telephone directories; and, switched or non-switched private service line service. Rates for most of our services must be approved by the PUC. The license, which was issued in December 1990, has an initial 20-year term. We provide mobile wireless telephone service in Guyana pursuant to a non-exclusive license from the Government of Guyana, also granted in December 1990 with an initial 20 year term. Each of these licenses is renewable at our option, for an additional term of 20 years. In November 2009, we notified the Government of our election to renew our exclusive and non-exclusive licenses for an additional period of 20 years. In exercising our option to renew our licenses, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, as part of an overall settlement with the Government. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our licenses had been renewed until such time that new legislation is in place with regard to the Government's intention to liberalize the sector; however, we believe the exclusive license to be valid until such time as we enter into a negotiated settlement with the Government.

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

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with the Government of Guyana to discuss potential modifications of its exclusivity and other rights under the existing agreement. In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses ("Draft Laws"), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of our existing exclusive license. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. In exercising our option to renew our licenses in 2009, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government. At this time, we do not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of our exclusivity rights. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of the exclusive license, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

        FCC Rule-Making and International Long Distance Rates.    The actions of telecommunications regulators, especially the FCC, affect the settlement rate payable by foreign carriers to us for handling incoming international long distance calls. While the FCC continues to monitor and evaluate termination rate levels and benchmarks, we cannot predict when and if the FCC will reduce settlement rates or the effect lower rates will have on revenue in our International Integrated Telephony segment.

Caribbean and Other Regulation

        We are subject to regulation in each of Bermuda and the other jurisdictions in the Caribbean in which we provide service. In Bermuda, we are subject to Bermuda's Telecommunications Act of 1986 (the "Telecommunications Act") and are authorized to use spectrum to deliver services under our "Class B" license that expires in 2013. The Company's Turks and Caicos operations are subject to the Turks and Caicos Islands Telecommunications Ordinance of 2004.

        Since 2006, the Bermuda Government has discussed its intention to reform telecommunications regulation in Bermuda through the adoption of a universal licensing scheme. Although the drafting and consultation process of such reform is currently in progress, we are uncertain as to when implementation will take place. We expect that if reform does occur in Bermuda, we may explore the possibility of providing additional services in Bermuda to supplement and add additional value to our current wireless and Internet services.

 Taxation—United States

        As a U.S. corporation, we are subject to U.S. federal income taxation on our worldwide net income, currently at rates up to 35% of taxable income. In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) of a foreign corporation when such E&P is actually distributed or deemed distributed to the United States. Pursuant to the foreign tax credit provisions of the Internal Revenue Code, and subject to complex limitations contained under those provisions, we are entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of our subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against our U.S. federal income tax. We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

        As of December 31, 2010, we have a foreign tax credit carryforward of $17.0 million. These credits begin expiring in 2011. As part of the Alltel Acquisition, which was completed during the second quarter of 2010, and the associated levels of future debt and interest service, we re-examined our projected mix of foreign source and US-source earnings and concluded it is more likely than not that we will not generate enough foreign source income to utilize our existing foreign tax credits prior to their expiration date. As a result, we have placed a full valuation allowance against those credits as of December 31, 2010.

Taxation—Guyana

        Our income in Guyana is subject to Guyanese tax at a rate of 45% of taxable income. Our agreement with the Government of Guyana provides that the repatriation of dividends to Atlantic Tele-Network and any payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to us or any of our subsidiaries for management services shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities or the Guyana courts. See "Risk Factors—Risk Relating to Our Wireless and Wireline Services in Guyana—GT&T is engaged in significant tax disputes with the Guyanese tax authorities that could adversely affect our financial condition and results of operations".

Available Information

        Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. Investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the "Financial Information" portion of the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge upon request by writing to us at 600 Cummings Center, Beverly, Massachusetts 01915, Attention: Investor Relations, or by calling us at (978) 619-1300.

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

ITEM 1A.    RISK FACTORS

        In addition to the other information contained in, or incorporated by reference into, this Report, you should carefully consider the risks described below that could materially affect our business, financial condition or future results. These risks are not the only risks facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Risks relating to our U.S. operations

If we have difficulties integrating our newly acquired U.S. retail wireless business, our business, financial condition and results of operations could be adversely affected.

        Our Alltel Acquisition is the largest and most significant acquisition we have undertaken. As part of that, we have established a headquarters for this business in Little Rock, Arkansas, recruited a management team to operate the wireless assets as a stand-alone business, and added approximately 800 employees that work at our headquarters and in the acquired service markets, many of whom are former employees of Alltel Corporation. We have devoted and will continue to devote a significant amount of time and attention to integrating these operations with our existing U.S. wireless network and technical operations team and transitioning all systems and processes to our own, most of which we must put in place prior to the completion of the transition. Among the challenges we face in doing so are (1) the need to integrate a large number of new employees, (2) the need to separate our acquired network from the legacy Alltel network and transition or "re-home" some of the acquired field network facilities to newly built, or other newly acquired, switching and other core network facilities and (3) integrating and aligning numerous business and work processes, including customer billing, by building and designing our own processes and the information systems necessary to track and handle those processes.

        The integration process poses challenges not found in many acquisitions because of the fact that we have acquired assets and customers that were part of a much larger organization and we need to operate those assets on a much smaller scale and design systems and processes with that in mind. We are currently dependent on transition services provided by Verizon Wireless for the operation of the Alltel assets, including critical billing and information technology systems and customer services. We currently expect these transition services to be substantially completed by the end of the second quarter of 2011. Significant unexpected difficulties in transitioning billing, inventory, point-of-sale systems or other systems could materially and negatively impact our customers' experience leading to widespread dissatisfaction, higher rates of customer churn, unsatisfactory employee relations, increased expense and reduced collected revenue.

        If any of the above events were to occur or if we have other difficulties with the transition process, it could harm our reputation and have a material adverse effect on our business, financial condition or results of operations.

Intense competition in the U.S. retail wireless industry and our smaller scale, relative to larger national or regional wireless carriers, could adversely affect our business, financial condition or results of operations.

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

        In particular, our business depends on our access to new handsets and other devices and to a lesser extent, content for data, music or video services, being developed by vendors. Because of their buying power and the relationships they have created with vendors, the large national carriers have a significant advantage in pushing the development of new technologies and taking advantage of those technologies. For example, in the past, they have entered into deals with device vendors giving them the exclusive right to sell the latest mobile devices for a period of time. If we are unable to obtain new handsets being developed by vendors at favorable pricing and quantities as a result of our smaller purchasing resources or obtain timely access to content for data, music or video services, our business, financial condition or results of operations could be adversely affected.

Due to the non-contiguous nature of our newly acquired U.S. wireless network, if we are unable to expand our network and obtain the roaming services we need from other carriers to operate competitively, our profitability and other results of operations could be adversely affected.

        The wireless assets that we acquired were historically operated as part of a national network whose customers valued nationwide coverage and support. As a result of the regulatory-required divestiture of these assets, many of our retail markets are now non-contiguous, are currently undergoing a separation from the legacy Alltel network and are anticipated to require network expansion, improvements and roaming support to ensure ongoing nationwide coverage. We believe nationwide coverage remains important to a large portion of our customer base.

        Many of our competitors have regional or national networks that enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We currently have roaming agreements in place with several larger carriers, including Verizon Wireless, our main competitor, and expect to enter into additional roaming agreements with other carriers. This enables us to offer our customers competitively priced regional and international rate plans that include areas for which we do not own wireless licenses. We expect that we will be highly dependent on the roaming services we use from a mix of our competitors and other carriers. If we are unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to us and that satisfy our quality and interoperability requirements, we may no longer be able to offer these regional and international rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors and our business, financial condition or results of operations could be adversely affected.

        Our customers are also accustomed to seamless handoffs between wireless markets as they travel, particularly in former Alltel markets that we did not acquire and where we are now dependent on roaming support. Any failure to recreate these seamless handoff points while successfully building out and enhancing our U.S. wireless network and necessary support facilities and systems in a cost-effective manner, and in a manner that satisfies customer expectations for quality and coverage, could have an adverse effect on our business, business prospects, financial condition or results of operations. Any difficulties encountered in completing these activities, as well as problems in vendor equipment availability, technical resources, system performance or system adequacy, could delay expansion of operations and product capabilities in new or existing markets or result in increased costs.

If we experience a high rate of wireless customer turnover, our revenues could decline and its costs could increase.

        Many wireless providers in the U.S. have experienced and have sought to prevent a high rate of customer turnover. We expect that the transition away from Alltel's much larger, nearly nationwide network to our smaller regional network could cause increased customer turnover, especially within the first year or two of our operations. Increased customer turnover may occur as a result of many different factors, including problems with our ongoing transition, limited network coverage, reliability issues such as blocked or dropped calls, handset performance and availability issues, price competition for service plans or handset devices, customer care problems such as billing errors or poor customer service, aggressive marketing campaigns by competitors and other competitive factors. In addition, customers could elect to switch to another carrier that has service offerings utilizing a newer network technology. We cannot assure you that our strategies to address customer turnover will be successful. If we experience a high rate of wireless customer turnover or seek to prevent significant customer turnover or fail to replace lost customers, our revenues could decline and our costs could increase, which could have a material adverse effect on our business, financial condition and operating results.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

        We face rapid and significant changes in technology. In particular, the telecommunications industry is experiencing significant technological changes, including the following:

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

  •
  development of data and broadband capabilities; and

  •
  migration to next-generation services, including the deployment of LTE or "4G" network technology, which may require the purchase of additional spectrum.

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures. Our retail wireless customers have an increased demand for data services and our value to our wholesale wireless customers depends in part on our network's ability to support the services that such carriers' customers demand. For example, advanced mobile high-speed wireless data services, which allow customers to use the wireless network to send and receive data files and access the Internet at speeds approaching fixed broadband, have become increasingly popular. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our retail customers and those of our wholesale roaming partners without substantial upgrades, which could have an adverse effect on our business.

        We cannot predict the effect of technological changes on our business. New technologies may be protected by patents or other intellectual property laws and therefore may not be available to us. Also, alternative technologies may be developed that provide communications services or alternative services superior to those available from us. Rapid changes in technology in our market may adversely affect our business. For example, to accommodate the demand by our wholesale wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum. In addition, usage of wireless voice or broadband services in excess of our expectations could cause service disruptions and result in higher operating costs and capital expenditures to address capacity needs. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us or be available on attractive terms. We cannot assure you that we will gain access to spectrum or capacity at a reasonable cost or at all. Failure to provide these services could have a material adverse effect on our ability to compete with carriers offering these new technologies in our markets.

We rely on a limited number of key suppliers and vendors for timely supply of handsets, accessories, equipment and services relating to our network infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our handset lineup, network infrastructure and our back-office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber or revenue growth and operating results could suffer significantly.

        We source wireless devices from a small number of equipment manufacturers and depend on access to compelling devices at reasonable prices as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup, as discussed with respect to increased competition risks above, could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson and Alcatel-Lucent and Nokia in the United States. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Our network capacity and customer service systems may not be adequate and may not expand quickly enough to support our customer growth.

        Our financial and operational success depends on ensuring that we have adequate network capacity to accommodate anticipated new customers and the related increase in usage of our network. This includes capacity on our wireless and wireline networks and capacity on our inter- and intra-network transport facilities. Our failure to expand and upgrade our networks and transport facilities to meet the increased usage could impair our quality of service, cause a decline in customer satisfaction and have a material adverse effect on our business.

        Our retail wireless network capacity plans generally rely on the following:

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

        We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The ongoing transition of our U.S. retail wireless business, especially with respect to the separation of our acquired network from the legacy Alltel network and conversion of legacy Alltel information and technology systems and platforms to our own, creates a great risk of disruption to our services. In addition, the continued operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services and cause losses in revenue. Other risks that may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers that could build or acquire overlapping networks.

        Our U.S. wholesale wireless business, which accounted for approximately 26% of our consolidated revenue in 2010, generates a substantial majority of its revenues from three national wireless service providers. In 2010, four national wireless service providers together accounted for substantially all of the wholesale wireless portion of revenue.

        Our relationships with our roaming customers generally are much more financially significant for us than for our customers, which can give our customers significant leverage in negotiating pricing and other terms. If our markets are not included in our roaming partners' home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue, which could have a material adverse effect on our results of operations. If we fail to keep any of our roaming customers satisfied with our service offerings or economic terms and lose their business or are unable to renew or enter into new agreements with these customers on beneficial terms (including pricing) to us, we could suffer a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

        In addition, if these customers build or acquire wireless networks in our service areas we may lose revenue and scale. Should any of these customers take such actions over a significant portion of the areas we serve, it may have a materially adverse effect on our results of operations and financial condition. For example, the acquisition by Verizon Wireless of Alltel Corporation assets, and subsequent acquisition of Alltel assets by AT&T, has already resulted in each of AT&T and Verizon gaining their own infrastructure in markets where they were formerly served by us. This is expected to continue to result in a significant loss of revenue and operating income in future periods, which, if not offset by growth in other revenues we generate, could materially reduce overall operating profits.

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary Guyana Telephone and Telegraph, Ltd. ("GT&T") has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010, which is renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses ("Draft Laws"), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of our existing exclusive license. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. In exercising our option to renew our licenses in 2009, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government. At this time, we do not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of our exclusivity rights. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of the exclusive license, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our licenses had been renewed until such time that new legislation is in place with regard to the Government's intention to liberalize the sector; however, we believe our exclusive license to be valid until such time as we enter into a negotiated settlement with the Government. See "Business—Regulation of Our GT&T Subsidiary."

        We are dependent on GT&T for a significant, although much diminished, portion of our revenues and profits. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic that we handle and could also result in a decline in international calling rates and termination fees. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect a substantial portion of our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana could adversely affect our financial results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. For the year ended December 31, 2010, our revenues from our inbound and outbound international long distance services in Guyana were $27.9 million (or 5% of our consolidated revenue for 2010). More than half of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. We believe the volume of international long distance voice traffic is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). In 2008 and through 2010, this activity—whether by known carriers or small "black market" operators—increased significantly. Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP, competition or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

Other Risks Relating to Our Businesses and Industry

The loss of certain licenses would adversely affect our ability to provide wireless and broadband services.

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses in the U.S. expire between 2011 and 2020. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

        We are subject to U.S. federal, state and local regulations and foreign government regulations, all of which are subject to change. As new telecommunications laws and regulations are issued, we may be required to modify our business plans or operations. We cannot be certain that we can do so in a cost-effective manner. In addition, the failure to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

        Our operations in the United States are subject to the Telecommunications Act of 1996 (or 1996 Act). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act and other regulation in the next few years. In particular, the FCC is currently considering long-term Universal Service Fund ("USF") reform and has recommended, among other things, to cap universal service support for all competitive eligible telecommunications carriers and change the way USF support is disbursed to program recipients. It is not possible to predict whether or when any of proposed reforms will be adopted, however, implementation of some of the proposals could significantly affect the amount of USF support the Company receives and could have an adverse effect on our business.

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

        We face competition in the markets in which we operate. For example:

  •
  In the United States, we compete with national and regional retail wireless providers that offer both prepaid and postpaid services whose scale, resources and U.S. network footprint are generally significantly greater than ours. If we cannot continue to provide competitive pricing or updated mobile voice and data services to our customers through roaming arrangements or the expansion of our own network, we could experience increased churn, net subscriber reductions or reduced revenue in our U.S. retail wireless business.

  •
  The greatest competitive risk to our wholesale roaming business is the possibility that its current customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as "over-building." If our roaming customers, which generally have greater financial resources and access to capital than we do, determine to over-build, their need for our roaming services will be significantly reduced or eliminated.

  •
  In Guyana, we have faced competition from Digicel, a wireless service provider operating across the region that has been very aggressive in acquiring a substantial share of the market.

  •
  In Bermuda and Turks and Caicos, we compete with the incumbent wireless service provider and Digicel, as well.

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

        The success of our business is largely dependent on our executive officers and the officers of our operating units, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets, and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business. The loss of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees and none of the executives at our parent company are under employment agreements.

        We rely heavily on local management to run our operating units. Many of the markets we operate in are small and somewhat isolated and therefore it is particularly difficult attracting and retaining talented and qualified managers and staff in those markets.

A global economic recession, or difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations and cash flow.

        Our operations and performance depend on general economic conditions. The global economy could continue to experience an economic downturn due to the crisis in credit markets, slower economic activity, increased unemployment, concerns about inflation, increased energy costs, decreased consumer confidence and other adverse business conditions. Such fluctuations in the global economy could cause, among other things, deterioration and continued decline in spending and increase in the cost of labor and materials. As a result, our operating results could be materially impacted. An economic recession could have a significant adverse impact on consumer confidence and discretionary consumer spending, which may result in decreased sales and earnings for us. For example, among other things:

  •
  A decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by U.S. rural wireless operations that serve tourist destinations.

  •
  We rely on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. A prolonged economic downturn in the U.S. or Canadian economies could continue to affect inbound calling and, therefore, our revenue in Guyana.

        The impact, if any, that these financial market events, or any governmental actions intended to address these events, might have on us and our business is uncertain and cannot be estimated at this time.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        Many of the areas in which we operate, which have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas in which we operate may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2003 causing major damage to our network and to the island's infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands and a separate hurricane negatively affected operations in the Turks and Caicos. Guyana has suffered from severe rains and flooding in two of the last five years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot assure you that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

Risks Related to Our Capital Structure

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

        Our credit facility requires us to maintain certain financial ratios and contains covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to do the following:

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

        Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities and affiliates approximately 36% of our outstanding common stock. As a result, he is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has and will continue to have significant influence over other matters brought before our Board of Directors, such as proposed changes in our strategy or business plans and our major financing decisions. His interests may not always coincide with the interests of other holders of our common stock.

Low trading volume of our stock may limit our shareholders ability to sell shares and/or result in lower sale prices.

        During the first quarter of 2011 through March 1, 2011, the average daily trading volume of our common stock was approximately 95,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

We may not pay dividends in the future.

        Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have paid quarterly dividends in the past, but may cease to do so at any time. Our credit facility limits our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable state laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management's assessment of future capital needs and other factors considered by our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease or own the following office space for use in our operations:

Operations	Location	Owned or Leased	Approximate Square Footage
Corporate headquarters	600 Cummings Center Beverly, MA 01915	Leased	12,000
U.S. Wireless	Little Rock, AR Atlanta, GA	Leased	81,000
International Integrated Telephony	Guyana	Owned	4,000
Island Wireless	Bermuda Turks & Caicos U.S. Virgin Islands Aruba	Leased	20,000
U.S. Wireline	Bellows Falls, VT Albany, NY	Leased	9,000

        The U.S. Wireless and Island Wireless operations also lease approximately 114,000 square feet and 8,000 square feet of space, respectively, in connection with the operation of 43 and 6 retail stores, respectively.

        In the aggregate, we own 669 towers, lease an additional 751 towers and also own seven switch locations.

        We also utilize approximately 324,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by us, on approximately 48 acres of land in various locations throughout Guyana.

        We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        Currently, we hold an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for us, at our option, to extend the term for an additional twenty years, until December 2030. We exercised our extension right, in accordance with the terms of our agreement with the Government of Guyana, in November 2009.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with the Government of Guyana to discuss potential modifications of its exclusivity and other rights under the existing agreement. In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses ("Draft Laws"), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of our existing exclusive license. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. In exercising our option to renew our licenses, we reiterated to the Government that we would be willing to voluntarily relinquish the exclusivity aspect of our licenses, as part of an overall settlement with the Government. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our licenses had been renewed until such time that new legislation is in place with regard to the Government's intention to liberalize the sector; however, we believe the exclusive license to be valid until such time as we enter into a negotiated settlement with the Government.

        Historically, we have been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to our knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived. We believe that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on our consolidated financial position, results of operation or liquidity.

        In a letter dated September 8, 2006, the National Frequency Management Unit (NFMU) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount we agreed upon with the Government. We have objected to the NFMU's proposed action and reiterated our position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. This matter is still pending and the NFMU has not issued us an invoice for 2008, 2009 or 2010 GSM spectrum fees. In 2010, we, along with Digicel, presented the NFMU a proposed methodology for the calculation of these fees, however, the NFMU did not accept the proposal.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against us claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. We moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds we asserted. On November 7, 2009, CTL filed a similar claim against us and the PUC in the High Court of Guyana. We believe the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter in 2010.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of our exclusive license under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, we petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. We filed our answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to our exclusive license granted in 1990 is without merit and we intend to vigorously defend against such a legal challenge.

        As previously reported, Digicel notified us in 2009 that it intended to terminate the interconnection agreement between us effective in 2010. In December 2009, we began negotiating a new interconnection agreement with Digicel, but failed to agree on terms and as a result, the agreement was terminated in January 2010. Although the agreement was effectively terminated by Digicel, we continued to provide interconnection services to each other. We signed a settlement agreement with Digicel with respect to the amounts owed to us during the 2010 fiscal year that also specified detailed rates to be charged in the future. This settlement agreement was approved by the PUC in December 2010. We are currently in discussions with Digicel regarding the execution of a new interconnection agreement.

        On February 17, 2010, we filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of our exclusive license, the contractual relationship governing interconnection services between us and the laws of Guyana. We are seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of $9 million and punitive damages of approximately $5 million. We intend to vigorously prosecute this suit.

        We are also involved in several legal claims regarding our tax filings with the Guyana Inland Revenue dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should we be held liable for any of the disputed tax assessments, totaling $36.8 million (including an assessment for $13.3 million that we received in July 2010), we believe that the government of Guyana would then be obligated to reimburse us for any amounts that would reduce our return on investment to less than 15% per annum for the relevant periods.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2009
Quarter ended March 31	$26.95	$13.93
Quarter ended June 30	$40.98	$18.45
Quarter ended September 30	$56.56	$34.00
Quarter ended December 31	$58.51	$43.50
	High	Low
2010
Quarter ended March 31	$58.41	$39.31
Quarter ended June 30	$59.01	$39.66
Quarter ended September 30	$50.15	$39.10
Quarter ended December 31	$55.40	$32.12

        The approximate number of holders of record of Common Stock as of March 1, 2011 was 67.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009	$0.18	$0.18	$0.20	$0.20
2010	$0.20	$0.20	$0.22	$0.22

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our Amended 2010 Credit Facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2009 and 2010, we declared a total annual dividend of $0.76 and $0.84 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2010

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2010–October 31, 2010	—		$—	—	$2,919,965
November 1, 2010–November 30, 2010	—		—	—	2,919,965
December 1, 2010–December 31, 2010	1,331	(2)	33.00	—	2,919,965

Total	1,331		$33.00	—	$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock (the "Plan"). The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on December 5, 2010 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on December 5, 2010.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Note 3 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$156,065	$186,741	$207,264	$242,281	$619,145
Operating expenses	103,079	119,582	138,152	172,590	580,861

Income from operations	52,986	67,159	69,522	69,691	38,284
Other income (expense):
Interest expense	(3,739)	(2,282)	(3,144)	(3,706)	(9,956)
Interest income	1,592	2,454	1,770	1,153	551
Gain on bargain purchase, net of deferred taxes of $18,016	—	—	—	—	27,024
Other, net	3,192	4,520	1,174	605	1,285

Other income (expense), net	1,045	4,692	(200)	(1,948)	18,904

Income before income taxes	54,031	71,851	69,322	67,743	57,188
Income taxes	25,538	28,929	29,551	31,160	19,606

Net Income	28,493	42,922	39,771	36,583	37,582
Net (income) loss attributable to non-controlling interests, net of tax	(4,993)	(4,982)	(4,973)	(1,044)	872

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$23,500	$37,940	$34,798	$35,539	$38,454

Net income per weighted average share attributable to Atlantic Tele-Network, Inc. Stockholders:
Basic	$1.73	$2.50	$2.29	$2.33	$2.51

Diluted	$1.72	$2.48	$2.28	$2.32	$2.48

Dividends per share applicable to common stock	$0.52	$0.60	$0.68	$0.76	$0.84

	As of December 31,
	2006	2007	2008	2009	2010
	(In thousands)
Balance Sheet Data:
Fixed assets, net	$138,573	$155,753	$198,230	$217,015	$463,891
Total assets	302,614	352,131	419,821	446,554	828,196
Short-term debt (including current portion of long-term debt)	—	—	750	3,694	12,194
Long-term debt, net	50,000	50,000	73,311	69,551	272,049
Atlantic Tele-Network, Inc. stockholders' equity	178,770	208,971	228,873	255,746	283,768

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Guyana under the "Cellink" name, in Bermuda under the "CellularOne" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. From 1998 through 2005, a significant majority of our revenue was derived from our wireless and wireline operations in Guyana, in which we have owned an 80% interest since 1991. We also derived a portion of our revenue during that time from a non-controlling investment made in 1998 in a voice and data services provider in Bermuda. The Company has been a provider of fixed and portable wireless broadband data and dial-up Internet services through our U.S. Virgin Islands subsidiary, acquired in 1999, which provides a small portion of the Company's annual revenues. In the past six years, we have added substantially to the diversity of our business and greatly reduced our historical dependence on our Guyana operations for our financial results. We entered the U.S. mainland telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and we continued our U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England. In 2008, we increased our investment in our Bermuda business to a controlling 58% interest and entered into new U.S. and Caribbean markets, including investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos. In addition to the diversification of our business through acquisition, we have further accentuated our focus on our U.S. operations with increased capital investment in and growth of our wholesale wireless business.

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition"). Since 2005, revenue from our U.S. operations has significantly grown as a percentage of consolidated revenue and as a result of our Alltel Acquisition, a substantial majority of our consolidated revenue is now generated in the United States, mainly through mobile wireless operations. We continue to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

        The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report their revenue and the markets they served as of December 31, 2010:

Services	Segment	Markets
Wireless	U.S. Wireless	United States (rural markets)
	International Integrated Telephony	Guyana
	Island Wireless	Bermuda, Turks and Caicos, U.S. Virgin Islands, Aruba
Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

        As discussed above, we have historically been dependent on our wholesale U.S. wireless business and International Integrated Telephony operations for a majority of our revenue and profits. The addition of our retail U.S. wireless business following the Alltel Acquisition on April 26, 2010 has shifted our reliance substantially to our U.S. Wireless segment, which now includes both our wholesale and retail U.S. wireless businesses. For the year ended December 31, 2010, approximately 78% of our consolidated revenue was generated by our U.S. Wireless segment, while only 14% was generated by our International Integrated Telephony segment. In comparison, for the year ended December 31, 2009, approximately 43% of our consolidated revenue was generated by our U.S. Wireless segment (then our "Rural Wireless" segment, as we did not own a U.S. retail wireless business), while 38% was generated by our International Integrated Telephony segment.

        As of December 31, 2010, our U.S. retail wireless services were offered in six states to approximately 718,000 customers under the "Alltel" brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of December 31, 2010. Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. Our Alltel service offerings provide rate plans, advanced devices and features that include local and nationwide voice and data services on either a postpaid or prepaid basis. We offer several rate plans designed for customers to choose the flexibility that they desire for their calling preferences, and believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market.

        The revenue of our U.S. retail wireless business is primarily driven by the number of wireless retail subscribers, their adoption of our enhanced service offerings and their related voice and data usage. The number of our retail subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. Our customer activity may be influenced by traditional retail selling periods, which may be seasonal in nature, and other factors that arise in connection with our rural customer base. We are currently in a transition period as we move from the legacy Alltel information technology systems and platforms to our own. During this transition, which we expect to be substantially completed by the end of the second quarter of 2011, we anticipate that our U.S. retail wireless revenue will decline as our ability to drive subscriber additions, control churn and optimize our offerings is constrained. During this time, we also expect to experience higher economic-related churn as we eliminate certain sales and credit practices implemented by the management of the trust that operated the Alltel assets from 2009 through the completion of the Alltel Acquisition. During this time, we may engage in sales and promotional activities designed to retain or increase our customer base, but may be affected by other factors, including general economic conditions, the roaming and usage of our existing customer base and actions by our competitors, which may reduce or outweigh the success of our marketing or promotional efforts. Once this transition period expires, we expect that our churn will gradually improve as we are able to refine our service offerings. The mix of our customers and their patterns of usage, particularly usage outside our network footprint, will have a significant impact on the level of profits for our U.S. retail wireless business. In general, we compete with national and regional wireless providers that offer both prepaid and postpaid services whose scale, resources and U.S. network footprint are generally significantly greater than ours. Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide competitive pricing for our customers, to provide the latest mobile voice and data services in all of the areas where they wish to access those services and to anticipate and respond to various competitive factors.

        In addition, the revenue and profits of our U.S. wholesale wireless business are an important part of our overall U.S. Wireless revenues and are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic. We provide wholesale roaming services in a number of areas in the U.S. (mainly in the western United States) where we do not also operate a retail wireless business. As a result of the Alltel Acquisition, our reported wholesale wireless revenue also includes roaming revenue generation in areas in which we have retail wireless operations. Historically, the growth in same site voice and data volumes and the number of operated sites has outpaced the decline in data rates. However, during 2010, a significant decrease in the data rates almost offset overall voice and data traffic growth, and we expect that growth in 2011 will be offset by further decreased rates. The growth of wholesale wireless revenue has historically been driven mainly by the rate at which we expand the number of base stations we operate. We compete with other wireless service providers that operate networks in their markets and offer wholesale roaming services as well.

        However, the most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers acquiring their own infrastructure in certain markets where they are currently served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and operating income in future periods, which, if not offset by growth in other wholesale revenue generated or other sources, could materially reduce our overall operating profits. While we are not able to forecast the extent of this revenue impact precisely, we expect that at the very least such loss may more than offset any growth in U.S. wholesale wireless revenue during these periods.

Acquisition of Alltel Assets

        On April 26, 2010, we completed our previously-announced acquisition of a portion of the former Alltel network from Verizon Wireless pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon Wireless. Pursuant to the Alltel Acquisition, Verizon Wireless contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company, whose membership interests were acquired by our wholly-owned subsidiary. In connection with the acquisition, the Company and Verizon Wireless entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for up to twenty eight years in connection with the continuing operation of the acquired assets. The purchase price of the acquisition was $200 million, plus approximately $21.4 million in connection with a customary net working capital adjustment and other fees and expenses.

Stimulus Grants

        In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

        In December 2009, we were named to receive a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country ("DANC"), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers. The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce ("NTIA"), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $9.9 million will be invested in the project by us and by DANC. The funding and build of this new project began in the third quarter of 2010. The results of our U.S. fiber optic transport business are included in our "U.S. Wireline" segment.

        On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority ("NTUA") a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, we are proposing to partner with NTUA to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our proposed partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow NTUA to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until 2011, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the year ended December 31, 2010. The results of our wholesale U.S. wireless business are included in our "U.S. Wireless" segment.

        On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the "VTA"), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area. The funding of this project is not scheduled to occur until 2011, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the year ended December 31, 2010. The results of our U.S. wireline business are included in our "U.S. Wireline" segment.

Results of Operations

Year Ended December 31, 2009 and 2010

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2010
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$—	$293,126	$293,126	—%
Wholesale	104,689	159,807	55,118	52.6
International Wireless	45,278	51,698	6,420	14.2
Wireline	88,453	84,495	(3,958)	(4.5)
Equipment and Other	3,861	30,019	26,158	677.5

Total revenue	242,281	619,145	376,864	155.5

OPERATING EXPENSES:
Termination and access fees	45,932	161,255	115,323	251.1
Engineering and operations	28,140	70,805	42,665	151.6
Sales, marketing and customer services	13,858	94,214	80,356	579.9
Equipment expense	2,309	74,009	71,700	3105.2
General and administrative	36,299	90,082	53,783	148.2
Acquisition-related charges	7,163	13,760	6,597	92.1
Depreciation and amortization	38,889	76,736	37,847	97.3

Total operating expenses	172,590	580,861	408,271	236.6

Income from operations	69,691	38,284	(31,407)	(45.1)

OTHER INCOME (EXPENSE):
Interest expense	(3,706)	(9,956)	(6,250)	168.6
Interest income	1,153	551	(520)	(48.6)
Equity in earnings of unconsolidated affiliate	—	743	287	—
Other income (expense), net	605	542	(496)	(82)
Bargain purchase gain, net of taxes of $18,016	—	27,024	27,024	—

Other income, net	(1,948)	18,904	20,852	(1,070.4)

INCOME BEFORE INCOME TAXES	67,743	57,188	(10,555)	(15.6)
Income taxes	31,160	19,606	(11,554)	(37.1)

NET INCOME	36,583	37,582	999	2.7
Net (income)loss attributable to non-controlling interests	(1,044)	872	1,916	(183.5)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,539	$38,454	$2,915	8.2%

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

        The retail portion of our U.S. Wireless revenue was $293.1 million for the year ended December 31, 2010 all of which is attributable to revenue generated by assets we acquired in the Alltel Acquisition. Our U.S. Wireless postpaid subscriber base was approximately 523,000 and our prepaid subscriber base was approximately 195,000 at December 31, 2010. We had no U.S. retail wireless revenue prior to the Alltel Acquisition in April 2010.

        We are currently in a transition period as we move from the legacy Alltel network, information technology, and other systems and platforms and processes to our own. During this transition period, which we expect to be substantially completed by the end of the second quarter of 2011, we anticipate that our ability to drive subscriber additions, control churn and optimize our offerings will remain somewhat constrained, resulting in continued decline in our U.S. retail wireless revenue.

        The wholesale portion of our U.S. Wireless revenue increased to $159.8 million for the year ended December 31, 2010 from $104.7 million for the year ended December 31, 2009, an increase of $55.1 million. The increase in wireless wholesale revenue was due to the $56.3 million of roaming revenue generated by the networks we acquired in the Alltel Acquisition offset by a $1.2 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was due to scheduled decreases in roaming rates. Our Alltel Acquisition also increased our base stations from 580 as of December 31, 2009 to 1,625 as of December 31, 2010.

        Verizon's acquisition of Alltel in 2009 has caused some loss of wireless wholesale revenue and contributed to our lack of growth in 2010 as certain network assets acquired by Verizon overlap geographically with areas of our legacy U.S. roaming network where we previously provided wholesale roaming services to Verizon. Similarly, AT&T's 2010 acquisition of certain Alltel assets and the completion of its previously announced UMTS network build in those areas overlapping our network in the southwestern United States is expected to negatively impact wireless wholesale revenue in 2011. For the year ended December 31, 2010, we estimate that revenues at risk from this overlap were approximately $14.0 million. This loss in wireless wholesale revenue could have a significant negative impact on our operating income if it is not offset or replaced by increased operating income from other sources.

        While we expect to see some increase in wireless wholesale revenue from our U.S. wireless business in geographical areas not impacted by Verizon's or AT&T's acquisition of Alltel networks, the pace of that increase in non-Alltel overlap markets is currently expected to be slower as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and recent reductions in roaming rates. Additional rate reductions, under previously contracted agreements, may affect our revenue growth in upcoming periods. We also expect to receive a portion of the $32.1 million grant from the NTIA to build on the Navajo Nation during 2011 through our proposed partnership with NTUA.

        International Wireless revenue.    International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean.

        International Wireless revenue increased by $6.4 million to $51.7 million for the year ended December 31, 2010, from $45.3 million for the year ended December 31, 2009. This increase was primarily generated by increased subscribers, volume, and new service launches in our Caribbean operations. Wireless subscribers in Guyana increased 6%, from approximately 289,000 subscribers as of December 31, 2009 to approximately 305,000 subscribers as of December 31, 2010.

        While we have experienced recent subscriber growth in Guyana, competition remains strong, and the largely prepaid subscriber base means that subscribers and revenue could shift relatively quickly in future periods. In addition, the overall number of our wireless subscribers in Guyana could be reduced as a result of recent regulations imposed on telecommunications carriers, including our operations, to collect proof of address and photographic identification for all new and existing customers.

        Wireline revenue.    Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England and our wholesale transport operations in New York State and in the western United States. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

        Wireline revenue decreased by $4.0 million to $84.5 million for the year ended December 31, 2010 from $88.5 million for the year ended December 31, 2009. An $8.7 million decrease in international long distance revenue was partially offset by an increase in U.S. revenue and growth generated by the July 2010 launch of our new fiber optic submarine cable in Guyana. Our access lines in Guyana grew from approximately 147,000 lines as of December 31, 2009 to approximately 150,000 lines as of December 31, 2010, an increase of 2%. Revenue from the growth in access lines has been partially offset by a decrease in usage of those lines that is likely due to wireless service alternatives.

        We also believe the decrease in international long distance revenue was a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment. In the U.S., we saw increased revenue from our upstate New York network transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is partially offset by the decline in the residential data business, including dial-up internet services.

        In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may continue to decrease, but such decreases may be offset by increased revenue from data services to consumer enterprises in Guyana, wholesale transport services in New York and integrated voice and data in Vermont and New Hampshire. We are in the process of expanding our network in New York and began receiving a portion of a U.S. $39.7 million stimulus grant during the second half of 2010.

        Equipment and Other revenue.    Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

        Equipment and Other revenue increased by $26.1 million to $30.0 million for the year ended December 31, 2010, from $3.9 million for the year ended December 31, 2009. The increase is due to equipment sales from our Alltel Acquisition.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense. Termination and access fees increased by $115.4 million from $45.9 million for the year ended December 31, 2009 to $161.3 million for the year ended December 31, 2010, of which $107.6 million of the increase resulted from the Alltel Acquisition. The remaining increase of $7.8 million was due to the expansion of our legacy U.S. wireless network and international networks.

        Termination and access fees are expected to increase in future periods, but remain fairly proportionate to their related revenue as our networks expand.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks. Engineering and operations expenses increased by $42.7 million from $28.1 million for the year ended December 31, 2009 to $70.8 million for the year ended December 31, 2010 as a result of the Alltel Acquisition. We expect that engineering and operations expenses will increase in the future as our networks expand and require additional support and as we complete the transition of the network that we acquired as part of the Alltel Acquisition.

        Sales marketing and customer service expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $80.3 million from $13.9 million for the year ended December 30, 2009 to $94.2 million for the year ended December 31, 2010. The majority of this increase is the result of the Alltel Acquisition. Sales and marketing expenses were particularly high in our U.S. retail wireless business as we incurred additional expenses primarily related to an accelerated pace of customer contract renewals and extensions and some overlap of expenses related to the transition services being performed related to the Alltel Acquisition.

        We expect that sales and marketing expenses will increase in the short term as we continue to incur higher than normal customer transition and retention costs and attempt to offset customer churn.

        Equipment expenses.    Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

        Equipment Expenses increased from $2.3 million for the year ended December 31, 2009 to $74.0 million for the year ended December 31, 2010 as a result of the Alltel Acquisition. We expect that these expenses will decrease as a percentage of revenue in the near-term due to a high volume of handset upgrades related to the accelerated pace of customer contract renewals and extensions in 2010.

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

        General and administrative expenses increased by $53.8 million from $36.3 million for the year ended December 31, 2009 to $90.1 million for the year ended December 31, 2010. We are currently in a transition period as we integrate the new Alltel business and are incurring incremental general and administrative expenses relating to that transition. During this transition period, which we expect to be substantially completed by the end of the second quarter of 2011, we anticipate that we will incur higher than usual general and administrative expenses as certain significant costs continue to overlap with our already existing infrastructure. Once this transition period concludes, we expect that general and administrative expenses, as a percentage of revenue, will decrease.

        Acquisition-related charges.    Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions and integrations.

        For the year ended December 31, 2010, acquisition-related charges for legal, banking, consulting and accounting fees in connection with the Alltel Acquisition were $13.8 million, as compared to $7.2 million for the year ended December 31, 2009. We expect that acquisition-related expenses will continue to be incurred from time to time as the Company continues to explore additional acquisition opportunities that arise.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

        Depreciation and amortization expenses increased by $37.8 million from $38.9 million for the year ended December 31, 2009 to $76.7 million for the year ended December 31, 2010. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business and in the Caribbean.

        We expect depreciation expense on our tangible assets to continue to increase as a result of a future network expansion in the U.S. and elsewhere. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

        Interest expense.    Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

        Interest expense increased from $3.7 million for the year ended December 31, 2009 to $10.0 million for the year ended December 31, 2010, due to the amendment of our prior credit agreement, which increased both our outstanding debt and applicable interest rates on such debt. On September 30, 2010, we entered into our Amended 2010 Credit Facility, further increasing the amounts available for borrowing. As of December 31, 2010, we had $70.2 million outstanding under our Amended 2010 Term Loan A facility, $144.4 million outstanding under our Amended 2010 Term Loan B facility, and $49.8 million outstanding under our 2010 Term Loan C facility. We had $24.0 million in outstanding borrowings under our Amended 2010 Revolver Loan as of December 31, 2010.

        In addition, as of December 31, 2010 we had interest rate swap agreements in place covering $148.0 million of our outstanding borrowings.

        Interest income.    Interest income represents interest earned on our cash and cash equivalents.

        Interest income decreased to $0.6 million from $1.2 million for the years ended December 31, 2010 and 2009, respectively. This decrease is a result of a decrease in our cash balances as well as the interest rates and subsequent amounts earned on our cash and investments.

        Gain on acquisition, net of tax.    Gain on acquisition, net of tax, represents the gain we recognized on the Alltel Acquisition. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a specified timeframe to a limited class of potential buyers.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates included our share of the earnings of an unconsolidated affiliate of our U.S. Wireless segment. Equity in earnings of unconsolidated affiliates was $0.7 million for the year ended December 31, 2010. We acquired this equity-method investment in 2010 in connection with the Alltel Acquisition.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income decreased to $0.5 million from $0.6 million for the years ended December 31, 2010 and 2009, respectively.

        Income taxes.    Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions. Our effective tax rates for 2010 and 2009 were 34% and 46%, respectively. For 2010, the effective tax rate was reduced by the $27.0 million bargain purchase gain which is shown net of deferred tax on our statements of operations. Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company's foreign tax credit carryforward. As part of the Alltel Acquisition, which was completed during the second quarter of 2010, and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and US-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company placed a full valuation allowance against those credits during the second quarter of 2010. Excluding the bargain purchase gain and the increase in the valuation allowance, our effective tax rate would have been 47% for 2010.

        Net (Income)Loss Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests includes minority shareholders' share of net income in our less than wholly owned subsidiaries. Net income attributable to non-controlling interests reflected an allocation of $1.0 million of income for the year ended December 31, 2009 and $0.9 million of losses for the year ended December 31, 2010. This decrease was a result of the allocation of non-controlling shareholders' share of losses at our early stage businesses.

        Net income attributable to Atlantic Tele-Network, Inc. Stockholders.    As a result of the above factors, net income increased to $38.5 million for the year ended December 31, 2010 from $35.5 million for the year ended December 31, 2009. On a per share basis, net income increased from $2.33 per basic and $2.32 per diluted share to $2.51 per basic and $2.48 per diluted share for the years ended December 31, 2009 and 2010, respectively.

        Segment results.    Upon the completion of the Alltel Acquisition, the Company restructured how it manages its business, and accordingly, modified its reportable segments. The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States. In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba. Integrated Telephony—International has been renamed International Integrated Telephony and has its assets located in Guyana. Integrated Telephony—Domestic has been renamed U.S. Wireline, and has its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. Reconciling items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

Years Ended December 31, 2008 and 2009

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2008	2009
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$—	$—	$—	—%
Wholesale	70,130	104,689	34,559	49.3
International Wireless	39,104	45,278	6,174	15.8
Wireline	93,867	88,453	(5,414)	(5.8)
Equipment and Other	4,573	3,861	(712)	(15.6)

Total revenue	207,674	242,281	34,607	16.7

OPERATING EXPENSES:
Termination and access fees	38,762	45,932	7,170	18.5
Engineering and operations	24,923	28,140	3,217	12.9
Sales, Marketing and Customer Services	13,227	13,858	631	4.8
Equipment Expense	—	2,309	2,309	—
General and administrative	28,644	36,299	7,655	26.7
Acquisition-related charges	1,071	7,163	6,092	568.8
Depreciation and amortization	31,525	38,889	7,364	23.4

Total operating expenses	138,152	172,590	34,438	24.9

Income from operations	69,522	69,691	169	0.2

OTHER INCOME (EXPENSE):
Interest expense	(3,144)	(3,706)	(562)	17.9
Interest income	1,770	1,153	(617)	(34.9)
Gain on acquisition, net of tax	—	—	—	—
Equity in earnings of unconsolidated affiliate	735	—	(735)	(100)
Other income (expense), net	439	605	166	37.8

Other income, net	(200)	(1,948)	(1,748)	874.0

INCOME BEFORE INCOME TAXES	69,322	67,743	(1,579)	(2.3)
Income taxes	29,551	31,160	1,609	5.4

NET INCOME	39,771	36,583	(3,188)	(8.0)
Net income attributable to non-controlling interests	(4,973)	(1,044)	3,929	(79.0)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$34,798	$35,539	$741	2.1%

        U.S. Wireless revenue.    The wholesale portion of our U.S. Wireless revenue increased to $104.7 million for the year ended December 31, 2009 from $70.1 million for the year ended December 31, 2008, an increase of $34.6 million. We did not have a retail wireless business in the United States in 2008 or 2009. The increase in wireless revenue from our wholesale U.S. wireless business was due primarily to continued deployment of additional GSM and CDMA wireless base stations and the expansion of our data capabilities, which generated growth in minutes of use and increased data and international roaming revenue, as well as the December 2008 acquisition of the wireless network assets of CC Communications, a telecommunications company based in Fallon, Nevada. As of December 31, 2009 a total of 580 base stations were deployed as compared to 473 base stations as of December 31, 2008. Our U.S. Wireless revenue also increased as a result of growth in voice and data traffic (measured in minutes and megabytes, respectively) at existing sites and growth in data roaming revenue and international roaming revenue.

        International Wireless revenue.    International Wireless revenue increased by $6.2 million to $45.3 million for the year ended December 31, 2009, from $39.1 million for the year ended December 31, 2008. Wireless revenue in Guyana increased by $0.9 million in 2009. Wireless subscribers in Guyana increased 17%, from approximately 248,000 subscribers as of December 31, 2008 to approximately 289,000 subscribers as of December 31, 2009, as a result of our continued response to increased competition and declining rates. Due to a full year consolidation of revenues in 2009 following the increase in our equity position in, and consolidation of our equity interests in our Bermuda subsidiary, which occurred as of May 15, 2008, wireless revenues increased $6.7 million. Wireless subscribers in Bermuda remained consistent at 20,500 for the years ended December 31, 2008 and 2009, respectively. The remaining increase was a result of increased revenue in the U.S. Virgin Islands.

        Wireline revenue.    Wireline revenue decreased by $5.4 million to $88.5 million for the year ended December 31, 2009 from $93.9 million for the year ended December 31, 2008. An $8.2 million decrease in international long distance revenue was partially offset by an increase in U.S. revenue. We believe this decrease was a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment. Our access lines in Guyana grew from approximately 139,000 lines as of December 31, 2008 to approximately 147,000 lines as of December 31, 2009 (an increase of 6%). Revenue from the growth in access lines was partially offset by a decrease in usage of those lines that is likely due to wireless service alternatives.

        Equipment and Other revenue.    Equipment and Other revenue decreased by $0.7 million to $3.9 million for the year ended December 31, 2009, from $4.6 million for the year ended December 31, 2008. The decrease was due to the May 31, 2009 termination of our digital television services in the U.S. Virgin Islands to focus solely on providing wireless broadband data and dialup internet services.

        Termination and access fee expenses.    Termination and access fees increased by $7.1 million, or 18%, from $38.8 million for the year ended December 31, 2008 to $45.9 million for the year ended December 31, 2009, as a result of increased traffic in our U.S. Wholesale business, the consolidation of a full year of operating results in Bermuda in 2009 and an increase in expenses at our U.S. Wireline business due to a full year of operating results of ION.

        Engineering and operations expenses.    Engineering and operations expenses increased by $3.2 million, or 13%, from $24.9 million for the year ended December 31, 2008 to $28.1 million for the year ended December 31, 2009. This increase was primarily the result of the expansion of our wireless networks in the United States and the consolidation of the results of our Bermuda business for all of 2009.

        Sales marketing and customer service expenses.    Sales and marketing expenses increased by $0.7 million, or 5%, from $13.2 million for the year ended December 31, 2008 to $13.9 million for the year ended December 31, 2009. The majority of this increase is the result of the consolidation of a full year of operating results of our Bermuda subsidiary for 2009.

        Equipment expenses.    Equipment expenses were $2.3 million for the year ended December 31, 2009. Prior to the consolidation of operating results of our wireless subsidiary in Bermuda, we did not report any equipment expense.

        General and administrative expenses.    General and administrative expenses increased by $7.7 million, or 27%, from $28.6 million for the year ended December 31, 2008 to $36.3 million for the year ended December 31, 2009. Of this increase, $3.5 million was the result of our consolidation of a full year of operating results in Bermuda in 2009. The remaining increase was due to increased overhead to support our growth and internal costs associated with the Alltel Acquisition.

        Acquisition-related charges.    For the year ended December 31, 2009 acquisition-related charges were $7.2 million, an increase from $1.1 million for the year ended December 31, 2008. Of the 2009 costs, $6.8 million were associated with the Alltel Acquisition.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $7.4 million, or 23%, from $31.5 million for the year ended December 31, 2008 to $38.9 million for the year ended December 31, 2009. The increase was primarily due to the addition of fixed assets from our network expansion in our wholesale U.S. wireless business, the consolidation of a full year of operating results of our Bermuda business in 2009 and the acquisitions of our wholesale fiber transport business in New York and our Turks & Caicos wireless business, which occurred in the third quarter of 2009.

        Interest expense.    Interest expense increased from $3.1 million for the year ended December 31, 2008 to $3.7 million for the year ended December 31, 2009. The increase in interest expense was due to the increase in our term loan borrowings. We had no outstanding borrowings under our revolving line of credit during the years ended December 31, 2008 or 2009.

        On September 10, 2008, we repaid the then outstanding $50.0 million term loan with the proceeds from a new $75.0 million variable rate term loan. At the same time, our variable rate revolving line of credit facility expanded from $20.0 million to $75.0 million. Also during September 2008, we entered into an interest rate swap agreement, to effectively lock our interest rate on $68.0 million of these facilities at 5.67%.

        We entered into a second amended and restated credit agreement on September 30, 2010 that increased our interest expense due to increases to both interest rates and amounts outstanding thereunder.

        Interest income.    Interest income decreased to $1.2 million from $1.8 million for the year ended December 31, 2009 and 2008, respectively. This decrease is a result of a decrease in the interest rates and subsequent amount earned on our cash and investments.

        Equity in earnings of unconsolidated affiliates.    Equity in earnings of unconsolidated affiliates was $0.7 million for 2008 prior to the consolidation of our Bermuda business.

        Other income (expense).    Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.6 million for the year ended December 31, 2009, up from $0.4 million for the year ended December 31, 2008.

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

        Net Income Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests decreased from $5.0 million for the year ended December 31, 2008 to $1.0 million for the year ended December 31, 2009. This decrease is a result of the allocation of non-controlling shareholders' share of losses in our early stage businesses following the adoption the FASB's authoritative guidance on noncontrolling interests in consolidated financial statements in 2009.

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

  Regulatory and Tax Issues

        We are involved in a number of regulatory and tax proceedings.. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

  Liquidity and Capital Resources

        Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities.

        We funded our acquisition of Alltel assets by using $31.4 million of then available cash, drawing $150 million from our new term loan (see Cash Generated by Financing Activities, below) and by borrowing $40 million against our revolving line of credit. On September 30, 2010, we amended our 2010 Credit Facility and drew down a $50 million term loan, and repaid the outstanding balances on our revolving line of credit, In addition, as part of the amended 2010 Credit Facility, the available borrowings under our revolving line of credit were increased to $100 million (see Cash Generated by Financing Activities, below).

  Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our networks.

        For the years ended December 31, 2009 and 2010, we spent approximately $59.7 million and $135.7 million, respectively, on capital expenditures. Of the 2010 capital expenditures, we spent approximately $88.5 million in our U.S. Wireless segment, as compared to $24.7 million in 2009. Included in these 2010 costs are approximately $53.0 million of one-time costs associated with developing our retail billing, point-of-sale and other operating and business systems, and costs related to network migration following the Alltel Acquisition, along with costs associated with expanding both our U.S. retail and wholesale networks. In our International Integrated Telephony segment, we spent approximately $26.0 million on capital expenditures for the year ended December 31, 2010, as compared to $25.0 million in 2009. Of these 2010 expenditures, $13.9 million was related to construction costs on our new fiber optic submarine cable into Guyana which we launched in July 2010, while the remainder of the capital expenditures in this segment was for the expansion of the capacity and coverage of our wireline and wireless network in Guyana. Of the 2009 expenditures, $13.4 million was related to the same fiber optic submarine cable. In addition, we invested $13.7 million in capital expenditures in our Island Wireless segment in 2010, as compared to $11.3 million in 2009, with the majority related to our two wireless network build-outs in the U.S. Virgin Islands and Turks and Caicos in 2010.

        We are continuing to invest in expanding our networks in many of our markets and expect to incur capital expenditures between $105 million and $120 million in 2011. The majority of these expenditures relate to our U.S wireless business. Specifically, we anticipate expenditures of between $70 million to $80 million in our U.S. wireless business which include an additional $30 million to $35 million of one-time costs for network migration and information technology and system conversion costs in conjunction with our integration of our newly acquired wireless assets.

        We expect to fund our current capital expenditures primarily from cash generated from our operations and borrowings under our credit facilities.

        Acquisitions and Investments.    Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. In April 2010, we funded the purchase price of the Alltel Acquisition with cash-on-hand and borrowings under our then existing credit facility. We drew down a $150 million term loan under the credit facility and borrowed $40 million under our previously undrawn $75 million revolving credit facility. On September 30, 2010, we amended our 2010 Credit Facility and drew down a $50 million term loan, repaid the outstanding balances on our 2010 Revolver Loan and also expanded the revolving credit facility to $100 million.

        We continue to explore opportunities to acquire or expand our existing communications properties or licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

        Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2010, our dividends to our stockholders were approximately $12.6 million, which reflects dividends declared on April 1, June 18, September 27, and December 10, 2010, and paid on April 19, July 12, and October 12, 2010, and January 10, 2011, respectively. We have paid quarterly dividends for the last 49 fiscal quarters.

        Stock Repurchase Plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of December 31, 2010 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the year ended December 31, 2010.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt and lease obligations as of December 31, 2010 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt	$264.3	$12.2	$252.1	$—	$—
Unrecognized tax benefits	6.4	6.4	—	—	—
Pension obligations	0.8	0.8	—	—	—
Operating lease obligations	119.1	31.5	68.7	18.9	—

Total	$390.6	$50.9	$320.8	$18.9	$—

  Sources of Cash

        Total Liquidity at December 31, 2010.    As of December 31, 2010, we had approximately $37.3 million in cash and cash equivalents, a decrease of $52.9 million from the December 31, 2009 balance of $90.2 million. The decrease in our cash and cash equivalents is attributable to the cash used in connection with the Alltel Acquisition.

        Cash Generated by Operations.    Cash provided by operating activities was $102.8 million for the year ended December 31, 2010 compared to $92.6 million for the year ended December 31, 2009. The increase of $9.7 million was mainly due to increased accrued liabilities primarily related to our Alltel business.

        Cash Generated by Financing Activities.    On January 20, 2010, we amended and restated our 2008 Credit Facility with CoBank as Administrative Agent (the "2010 CoBank Credit Agreement"). The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of (i) a $73.9 million term loan (the "2010 Term Loan A") which was the amount then outstanding under the 2008 Term Loan, (ii) a new $150.0 million term loan (the "2010 Term Loan B"), (iii) a $75.0 million revolver loan (the "2010 Revolver Loan") and (iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the 2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the "2010 Credit Facility"). We partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

        On September 30, 2010, we expanded the 2010 Credit Facility by entering into a second amended and restated credit facility with CoBank as Administrative Agent (the "Amended 2010 CoBank Credit Agreement"). The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of (i) a $ 72.0 million term loan (the "Amended 2010 Term Loan A"), (ii) a $148.1 million term loan (the "Amended 2010 Term Loan B"), (iii) a new $50.0 million term loan (the "2010 Term Loan C") and (iv) an expanded $100.0 million revolver loan of which we may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the "Amended 2010 Revolver Loan," and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan Band 2010 Term Loan C, the "Amended 2010 Credit Facility"). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval. The terms and conditions of the Amended 2010 CoBank Credit Agreement, as described below, remained largely unchanged from the 2010 CoBank Credit Agreement.

        Upon the closing of the Amended 2010 Credit Facility, we had $72.0 million outstanding under the Amended 2010 Term Loan A and $148.1 million outstanding under the Amended 2010 Term Loan B under the our 2010 Credit Facility. Also upon the closing of the Amended 2010 Credit Facility, we drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under our existing 2010 Revolver Loan. In the fourth quarter of 2010, we borrowed $24.0 million under our Amended 2010 Revolver Loan, which as of December 31, 2010, remains outstanding.

        The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%). We are not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the credit agreement). The applicable margin is determined based on the ratio of our indebtedness (as defined in the credit agreement) to its EBITDA (as defined in the credit agreement). Borrowings as of December 31, 2010, including the interest rate swap agreement, bore a weighted-average interest rate of 5.45%.

        All amounts outstanding under the Amended 2010 Revolver Loan will be due and payable on September 10, 2014 or the earlier acceleration of the loan upon an event of default. Amounts outstanding under the Amended 2010 Term Loan A and the Amended 2010 Term Loan B became due and payable commencing on September 30, 2010, in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. The 2010 Term Loan C became due and payable commencing on December 31, 2010, in quarterly payments equal to $250,000. Remaining balances will be due and payable upon the final maturity date of September 30, 2014, unless the loans are earlier accelerated upon an event of default. We may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of any LIBOR loans. Under the terms of the Amended 2010 Credit Facility, we must also pay a fee ranging from 0.50% to 0.75% of the average daily unused portion of the Amended 2010 Revolver Loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

        Certain of our subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the Amended 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, and (ii) a pledge of 100% of our equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including our principal operating subsidiaries.

        The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants to limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by us that (i) impose a maximum ratio of indebtedness (as defined in the credit agreement) to EBITDA (as defined in the credit agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of December 31, 2010, we were in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

        The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the credit agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders (as defined in the credit agreement) may accelerate payment of all obligations and terminate the lenders' commitments under the Amended 2010 CoBank Agreement.

        As of December 31, 2009, our sole derivative instrument was an interest rate swap with an initial notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010, we executed an additional interest rate swap with an initial notional amount of $30 million that was also designated as a cash flow hedge of interest rate risk. On December 31, 2010, we executed a third interest rate swap with an initial notional amount of $50 million that was designated as a cash flow hedge of interest rate risk bringing the total notional amount of cash flow hedges to $148 million as of December 31, 2010.

  Factors Affecting Sources of Liquidity

        Internally Generated Funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see "Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana", and "Business—Guyana Regulation."

        Restrictions Under Credit Facility.    The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (each as defined in the Amended 2010 CoBank Credit Agreement), (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (as defined in the credit agreement). As of December 31, 2010, we were in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

        Capital Markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission ("SEC") requirements for the offering of securities. On May 13, 2010, the SEC declared effective our "universal" shelf registration statement. This filing registered potential future offerings of our securities.

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

        A small portion of our revenue is attributable to activation or reactivation fees, installation fees and equipment sales. We evaluate these and, where the amounts charged for such services or the equipment do not represent a separate unit of accounting, these amounts are deferred and recognized ratably over the estimated customer relationship period.

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

        We also assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

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

        Contingencies.    We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $36.8 million at December 31, 2010, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims.

  Recent Accounting Pronouncements

        In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. We adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on our financial position, results of operations, or cash flows.

        In June 2009, the FASB issued new authoritative guidance that amends certain guidance for determining whether an entity is a variable interest entity (VIE). The guidance requires an enterprise to perform an analysis to determine whether tits variable interests give it a controlling financial interest in a VIE. A company would be required to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has the power to direct the activities of the VIE that most significantly impact the entity's economic performance. In addition, this guidance amends earlier guidance requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of the provisions of this guidance, which was effective January 1, 2010, did not have a material impact on the consolidated financial statements.

        In December 2007, the FASB issued new authoritative guidance that requires us to revise our application of the acquisition method for business combinations in a number of significant aspects such as requiring us to expense transaction costs and to recognize 100% of the acquiree's assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business. In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. We adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on our financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated. Under this new authoritative guidance, the Company expensed acquisition-related costs of $13.8 million and $7.2 million during the years ended December 31, 2010 and 2009, respectively, and recognized a bargain purchase gain of $27.0 million, net of tax, during the year ended December 31, 2010.

        Other new pronouncements issued but not effective until after December 31, 2010, are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    The functional currency we use in Guyana is the U.S. dollar because a significant portion of our Guyana revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar, however the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004 so we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

        Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of December 31, 2010, $148.0 million of our long term debt has a fixed rate by way of interest-rate swaps that effectively hedge our interest rate risk. The remaining $128.1 million of long term debt as of December 31, 2010 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this Report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer or persons performing similar functions and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on its assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

        Management has excluded the operations of Allied Wireless Corporations ("AWCC") from its assessment of internal control over financial reporting as of December 31, 2010 because this entity was acquired by the Company in a purchase business combination during fiscal 2010. The total assets and total revenues of the acquired business of AWCC represent 48% and 61%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

        Our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page F-2.

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

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 16, 2011, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	46	President and Chief Executive Officer
Justin D. Benincasa	49	Chief Financial Officer and Treasurer
William F. Kreisher	48	Senior Vice President, Corporate Development
Leonard Q. Slap	51	Senior Vice President, General Counsel and Secretary
Karl D. Noone	42	Senior Vice President and Corporate Controller

        Michael T. Prior is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the telecommunications sector. From 1999 to 2002, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider. From 1998 to 1999, Mr. Prior was a member of ComSpace Development LLC, a seed investment concern in the communications industry and an early investor in LighTrade. From 1992 to 1998, Mr. Prior was a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York and Perkins Coie LLP in Seattle. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. He is the son of Cornelius B. Prior, Jr., Chairman of our Board. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young. Mr. Prior serves on the Board of Directors and is currently Treasurer of the Rural Cellular Association.

        Justin D. Benincasa is our Chief Financial Officer and Treasurer. Prior to joining us in May 2006, Mr. Benincasa was a Principal at Windover Development, LLC since 2004. From 1998 to 2004, he was Executive Vice President of Finance and Administration at American Tower Corporation, a leading wireless and broadcast communications infrastructure company, where he managed finance and accounting, treasury, IT, tax, lease administration and property management. Prior to that, he was Vice President and Corporate Controller at American Radio Systems Corporation and held accounting and finance positions at American Cablesystems Corporation. Mr. Benincasa holds an M.B.A. degree from Bentley University and a B.A. degree from the University of Massachusetts.

        William F. Kreisher is our Senior Vice President, Corporate Development. Prior to joining us in 2007, Mr. Kreisher was Vice President—Corporate Development at Cingular Wireless (now AT&T Mobility) since 2004. He was part of the corporate development team at Cingular since its formation and spent five years at Bell South before that as a Director of Finance, the acting Chief Financial Officer at its broadband and video division, and as a senior manager in its mergers and acquisitions group. Mr. Kreisher is a twenty-year veteran of the telecommunications industry, having also worked with MCI Telecommunications and Equant. Mr. Kreisher holds a Masters in Business Administration from Fordham University and a Bachelor of Arts degree from the Catholic University of America.

        Leonard Q. Slap is our Senior Vice President and General Counsel. Prior to joining us in May 2010, Mr. Slap was a partner at the law firm of Edwards Angell Palmer & Dodge LLP, where for twenty-five years he represented investors and companies in a variety of U.S. and international business transactions, including venture capital and private equity investments, mergers and acquisitions, debt financings and workouts. Mr. Slap focused on transactions involving U.S. and international communications businesses, including broadcast, wireline, wireless broadband telecommunications, information technology and other media. Mr. Slap received a B.S. degree, magna cum laude, from Boston College and a J.D. degree, with honors, from George Washington University School of Law.

        Karl D. Noone is our Senior Vice President and Corporate Controller. Prior to joining us in August 2010, Mr. Noone served as the Vice President, Controller and Chief Accounting Officer for Mercury Computer Systems, Inc., a provider of embedded computing systems and software for signal processing applications from 2008 to 2009. From 2005 to 2008, Mr. Noone served as the Senior Vice President, Corporate Controller of Digitas, Inc., a digital marketing and media services company. Prior to Digitas, Mr. Noone was the Senior Vice President, Corporate Controller for Lightbridge, Inc., a credit qualification and payment authorization transaction processing company and was Vice President, Finance at CMGI, Inc., an Internet operating and development company. Mr. Noone received a B.S. degree, summa cum laude, from Boston College in Accounting.

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (or 2011 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2011 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive and director compensation will be set forth in our 2011 Proxy Statement under "Executive Officer Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2011 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2011 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2011 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2011 Proxy Statement under "Independent Auditor" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 16th day of March, 2011.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2011.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman
/s/ MARTIN L. BUDD Martin L. Budd	Director
/s/ THOMAS V. CUNNINGHAM Thomas V. Cunningham	Director
/s/ MICHAEL T. FLYNN Michael T. Flynn	Director
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ BRIAN A. SCHUCHMAN Brian A. Schuchman	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIAIRIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2008, 2009 and 2010

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc, and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, in 2009 the Company changed the manner in which it accounts for non-controlling interests, and the manner in which it accounts for business combinations.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Allied Wireless Communications Corporation ("AWCC") from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded AWCC from our audit of internal control over financial reporting. AWCC is a wholly-owned subsidiary whose total assets and total revenues represent 48% and 61%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2011

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2010

(In Thousands, Except Share Data)

	December 31,
	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$90,247	$37,330
Restricted cash	5,248	467
Accounts receivable, net of allowances of $4.0 million and $13.8 million, respectively	26,831	59,870
Materials and supplies	5,917	26,614
Deferred income taxes	3,046	15,787
Prepayments and other current assets	5,226	14,221

Total current assets	136,515	154,289

Fixed Assets:
Property, plant and equipment	390,423	705,288
Less accumulated depreciation	(173,408)	(241,397)

Net fixed assets	217,015	463,891

Telecommunication licenses	32,492	80,843
Goodwill	42,699	44,397
Trade name license, net	417	13,491
Customer relationships, net	1,431	49,031
Deferred income taxes	9,085	5,252
Other assets	6,900	17,002

Total assets	$446,554	$828,196

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3,694	$12,194
Accounts payable and accrued liabilities	29,717	54,731
Dividends payable	3,055	3,394
Accrued taxes	9,900	9,413
Advance payments and deposits	3,756	17,398
Other current liabilities	6,765	41,172

Total current liabilities	56,887	138,302

Deferred income taxes	32,171	58,505
Other liabilities	5,512	30,304
Long-term debt, excluding current portion	69,551	272,049

Total liabilities	164,121	499,160

Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,732,382 and 15,882,359 shares issued, respectively, and 15,233,745 and 15,383,181 shares outstanding, respectively	158	159
Treasury stock, at cost; 498,637 and 499,178 shares, respectively	(4,687)	(4,724)
Additional paid-in capital	108,720	113,002
Retained earnings	156,827	182,390
Accumulated other comprehensive loss	(5,272)	(7,059)

Total Atlantic Tele-Network, Inc. stockholders' equity	255,746	283,768

Non-controlling interests	26,687	45,268

Total equity	282,433	329,036

Total liabilities and equity	$446,554	$828,196

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2008, 2009 and 2010

(In Thousands, Except Per Share Data)

	December 31,
	2008	2009	2010
REVENUE:
U.S. Wireless
Retail	$—	$—	$293,126
Wholesale	70,130	104,689	159,807
International wireless	39,104	45,278	51,698
Wireline	93,867	88,453	84,495
Equipment and Other	4,573	3,861	30,019

Total revenue	207,674	242,281	619,145

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	38,762	45,932	161,255
Engineering and operations	24,923	28,140	70,802
Sales and marketing	13,227	13,858	94,214
Equipment expense	—	2,309	74,009
General and administrative	28,644	36,299	90,085
Acquisition-related charges	1,071	7,163	13,760
Depreciation and amortization	31,525	38,889	76,736

Total operating expenses	138,152	172,590	580,861

Income from operations	69,522	69,691	38,284

OTHER INCOME (EXPENSE)
Interest expense	(3,144)	(3,706)	(9,956)
Interest income	1,770	1,153	551
Gain on bargain purchase, net of deferred taxes of $18,016	—	—	27,024
Equity in earnings of unconsolidated affiliate, net of tax	735	—	743
Other income, net	439	605	542

Other income (expense), net	(200)	(1,948)	18,904

INCOME BEFORE INCOME TAXES	69,322	67,743	57,188
Income taxes	29,551	31,160	19,606

NET INCOME	39,771	36,583	37,582
Net (income)loss attributable to non-controlling interests, net of tax of $3.1 million, $2.8 million, and $1.9 million, respectively	(4,973)	(1,044)	872

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$34,798	$35,539	$38,454

NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$2.29	$2.33	$2.51

Diluted	$2.28	$2.32	$2.48

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,215	15,234	15,323

Diluted	15,271	15,377	15,483

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.68	$0.76	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2008, 2009, and 2010

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2007	$157	$(3,403)	$106,038	$108,414	$(2,235)	$208,971	$27,236	$236,207
Reissuance of 876 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 18,125 shares of common stock upon exercise of stock options	—	—	304	—	—	304	—	304
Purchase of 42,351 shares of common stock	—	(1,164)	—	—	—	(1,164)	—	(1,164)
Stock-based compensation	—	—	977	—	—	977	—	977
Dividends on common stock	—	—	—	(10,346)	—	(10,346)	(2,775)	(13,121)
Non-controlling interest in equity acquired	—	—	—	—	—	—	3,353	3,353
Comprehensive income:
Net income	—	—	—	34,798	—	34,798	4,973	39,771
Other comprehensive income, net of tax of $3,105	—	—	—	—	(4,667)	(4,667)	—	(4,667)

Total comprehensive income						30,131	4,973	35,104

Balance, December 31, 2008	157	(4,560)	107,312	132,866	(6,902)	228,873	32,787	261,660
Reissuance of 791 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 4,375 shares of common stock upon exercise of stock options	1	—	73	—	—	74	—	74
Purchase of 2,981 shares of common stock	—	(134)	—	—	—	(134)	—	(134)
Acquisition of additional interests in majority owned subsidiary	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,364	—	—	1,364	—	1,364
Dividends on common stock	—	—	—	(11,578)	—	(11,578)	(8,098)	(19,676)
Non-controlling interest in entity acquired	—	—	—	—	—	—	(2)	(2)
Investments made by minority shareholders	—	—	—	—	—	—	956	956
Comprehensive income:
Net income	—	—	—	35,539	—	35,539	1,044	36,583
Other comprehensive income, net of tax of $1,058	—	—	—	—	1,630	1,630	—	1,630

Total comprehensive income						37,169	1,044	38,213

Balance, December 31, 2009	158	(4,687)	108,720	156,827	(5,272)	255,746	26,687	282,433
Reissuance of 790 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 85,500 shares of common stock upon exercise of stock options	1	—	1,651	—	—	1,652	—	1,652
Purchase of 1,331 shares of common stock	—	(44)	—	—	—	(44)	—	(44)
Stock-based compensation	—	—	2,043	—	—	2,043	—	2,043
Dividends on common stock	—	—	—	(12,891)	—	(12,891)	(1,870)	(14,761)
Tax benefit from stock options exercised	—	—	595	—	—	595	—	595
Non-controlling interest in equity acquired	—	—	—	—	—	—	17,947	17,947
Investments made by minority shareholders	—	—	—	—	—	—	3,376	3,376
Comprehensive income:
Net income(loss)	—	—	—	38,454	—	38,454	(872)	37,582
Other comprehensive income, net of tax of $1,236	—	—	—	—	(1,787)	(1,787)	—	(1,787)

Total comprehensive income						36,667	(872)	35,795

Balance, December 31, 2010	$159	$(4,724)	$113,002	$182,390	$(7,059)	$283,768	$45,268	$329,036

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2009 and 2010

(In Thousands)

	December 31,
	2008	2009	2010
Cash flows from operating activities:
Net income	$39,771	$36,583	$37,582
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	—	—	(27,024)
Depreciation and amortization	31,525	38,889	76,735
Provision for doubtful accounts	2,021	1,402	17,261
Amortization of debt discount and debt issuance costs	227	503	1,428
Dividends received from unconsolidated affiliates	1,106	—	—
Stock-based compensation	977	1,364	2,043
Deferred income taxes	8,414	1,620	(348)
Equity in earnings of unconsolidated affiliates	(735)	—	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	1,112	(1,454)	(15,555)
Materials and supplies, prepayments, and other current assets	2,826	(791)	(26,281)
Prepaid income taxes	(10,708)	10,708	—
Accounts payable and accrued liabilities	(3,782)	5,606	52,261
Accrued taxes	(2,164)	(92)	(3,461)
Other	(2,308)	(1,712)	(11,840)

Net cash provided by operating activities	68,282	92,626	102,801

Cash flows from investing activities:
Capital expenditures	(47,353)	(59,719)	(135,688)
Acquisitions of businesses, net of cash acquired of $5,736, $0 and $53	(23,423)	(24)	(225,498)
Acquisitions of assets	(6,092)	(25)	(57)
Decrease/(increase) in restricted cash	4,831	(5,248)	4,782
Sale/purchase of short term investments	2,324	2,956	—

Net cash used in investing activities	(69,713)	(62,060)	(356,461)

Cash flows from financing activities:
Dividends paid on common stock	(10,029)	(11,301)	(12,569)
Distribution to minority stockholders	(2,775)	(8,098)	(1,870)
Payment of debt issuance costs	(982)	(150)	(4,321)
Proceeds from stock option exercises	304	74	1,652
Repayment of long-term debt	(50,375)	(750)	(49,568)
Purchase of common stock	(1,164)	(134)	(44)
Investments made by minority shareholders in consolidated affiliates	582	375	3,463
Proceeds from borrowings under term loan, net of discounts	74,362	—	200,000
Proceeds from borrowings under revolver loan, net of discounts	—	—	64,000

Net cash provided by (used in) financing activities	9,923	(19,984)	200,743

Net change in cash and cash equivalents	8,492	10,582	(52,917)
Cash and cash equivalents, beginning of year	71,173	79,665	90,247

Cash and cash equivalents, end of year	$79,665	$90,247	$37,330

Supplemental cash flow information:
Interest paid	$3,181	$3,814	$11,518

Taxes paid	$34,277	$27,026	$24,974

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

  •
  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offer wireless voice and data services to retail customers in Guyana under the "Cellink" name, in Bermuda under the "CellularOne" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  The Company's local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        The Company was incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, it has engaged in strategic acquisitions and investments to grow its operations. From 1998 through 2005, a significant majority of the Company's revenue was derived from its wireless and wireline operations in Guyana, in which it has owned an 80% interest since 1991. The Company also derived a portion of its revenue during that time from a non-controlling investment made in 1998 in a voice and data services provider in Bermuda. The Company has been a provider of fixed and portable wireless broadband data and dial-up Internet services through its U.S. Virgin Islands subsidiary, acquired in 1999, which provided a small portion of the Company's annual revenues. In the past six years, the Company has added substantially to the diversity of its business and greatly reduced its historical dependence on its Guyana operations for its financial results. The Company entered the U.S. mainland telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and it continued its U.S. expansion with the 2006 acquisition of a wireline voice, broadband data and dial-up service provider in New England. In 2008, the Company increased its investment in its Bermuda business to a controlling 58% interest and entered into new U.S. and Caribbean markets, including investments in two early stage businesses providing wholesale transport services in New York State and wireless voice and data services in Turks and Caicos. In addition to the diversification of the Company's business through acquisition, it has further accentuated its focus on its U.S. operations with increased capital investment in and growth of its wholesale wireless business.

        In the second quarter of 2010, the Company completed the acquisition of its U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition"). Since 2005, revenue from U.S. operations has significantly grown as a percentage of consolidated revenue and as a result of the Alltel Acquisition, a substantial majority of the Company's consolidated revenue is now generated in the United States, mainly through mobile wireless operations. The Company continues to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet its return-on-investment and other acquisition criteria.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND BUSINESS OPERATIONS (Continued)

        The following chart summarizes the operating activities of the Company's principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of December 31, 2010:

Services	Segment	Markets
Wireless	U.S. Wireless	United States (rural markets)
	International Integrated Telephony	Guyana
	Island Wireless	Bermuda, Turks and Caicos, U.S. Virgin Islands, Aruba
Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)

        The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company's business segments and geographical information about its revenue, operating income and long-lived assets, see Note 14 to the Consolidated Financial Statements included in this Report.

        The Company conducts its operations through its ownership (as indicated below) in the following principal operating subsidiaries:

  •
  Allied Wireless Communications Corporation (or AWCC).  In 2010, the Company acquired a portion of former Alltel wireless network and other assets through its AWCC subsidiary, which provides retail wireless voice and data services to customers in the United States.

  •
  Commnet Wireless, LLC (or Commnet).  In 2005, the Company acquired Commnet, which provides wireless voice and data communications roaming services in the United States.

  •
  Guyana Telephone & Telegraph (or GT&T).  In 1991, the Company acquired an 80% equity interest in GT&T, which is the exclusive provider of local exchange and international long distance telecommunications services in Guyana. GT&T is also one of two service providers in Guyana's competitive wireless telecommunications market. The remaining 20% equity interest in GT&T is held by the Government of Guyana.

  •
  Sovernet, Inc. (or Sovernet).  In February 2006, the Company acquired Sovernet, which provides facilities-based integrated voice and broadband data communications services in New England, primarily in Vermont. In August 2008, Sovernet acquired ION Holdco, LLC (ION), a wholesale high capacity transport service provider in New York State.

  •
  Bermuda Digital Communications, Ltd. (or BDC).  In 1998, the Company acquired a minority equity interest in BDC, which is a leading wireless voice and data communications service provider in Bermuda, operating under the Cellular One brand. In May 2008, BDC completed a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND BUSINESS OPERATIONS (Continued)

    share repurchase which increased the Company's ownership from 43% to approximately 58% of BDC's outstanding common stock. Most of the remaining equity interests are held by BDC's Bermudian management team. In September 2008, BDC began providing wireless services in Turks and Caicos through Islandcom Telecommunications, Ltd.

  •
  Choice Communications, LLC (or Choice).  In October 1999, the Company acquired Choice, which provides fixed wireless broadband data services and dial-up Internet services to retail and business customers in the U.S. Virgin Islands.

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

        Certain reclassifications have been made to the 2008 and 2009 financial statements in order to conform to the 2010 presentation.

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

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2010, the Company had deposits with banks in excess of FDIC insured limits and $8.9 million of its cash is on deposit with non-insured institutions such as corporate money market issuers. The Company's cash and cash equivalents are not subject to any restrictions. As of December 31, 2009 and 2010, the Company held $5.3 million and $5.5 million, respectively, of its cash in Guyanese dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.

Materials and Supplies

        Materials and supplies primarily include handsets, customer premise equipment, cables and poles and are recorded at the lower of cost or market cost being determined on the basis of specific identification and market determined using replacement cost.

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction.

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $1.6 million and $2.2 million as of December 31, 2009 and 2010, respectively, for estimated costs associated with asset retirement obligations.

        In accordance with the authoritative guidance for the accounting for the impairment or disposal of long-lived assets, the Company evaluates the carrying value of long-lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to an asset are less than its carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

        The Company determined that there was no impairment of its fixed assets in any of the three years in the period ended December 31, 2010.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Indefinite Lived Intangible Assets

        Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its one operating segment. The Company assesses goodwill for impairment on an annual basis as of December 31 or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

        As of December 31, 2009 and 2010, the Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) and determined that no impairment charges were required, as the fair value of each reporting unit and telecommunications license exceeded its book value. Telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses on December 31st of each fiscal year, or more often if events or circumstances indicate that there may be impairment. The Company performed its test of the fair values of the telecommunications licenses using a discounted cash flow model (the Greenfield Approach), which assumes a company initially owns only the telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

Intangible Assets

        Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets acquired. These include acquired customer relationships and trade names.

        The Alltel trade name licenses are amortized on a straight line basis over 28 years, which is considered the life of the license contract.

        Customer relationships are amortized over their estimated lives of up to 13 years, which are based on the pattern in which economic benefit of the customer relationship is estimated to be realized.

Interest Rate Derivatives

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

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Alltel's consolidated subsidiaries, Commnet's consolidated subsidiaries, BDC and its consolidated subsidiary and Sovernet and its consolidated subsidiaries, along with their proportional share of the earnings or losses, net of any distributions.

        Effective January 1, 2009, the Company adopted new authoritative guidance for non-controlling interests in our consolidated financial statements. The guidance requires that (a) the ownership interest in subsidiaries be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly identified and presented on the face of the consolidated income statement, and (c) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently within equity. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary, the parent sells some of its ownership interest or the subsidiary issues additional ownership interests. Upon adoption of the guidance, previously reported financial statements were revised, and we reclassified the previously reported non-controlling interests to a component of equity. Previously reported minority interest was renamed net income attributable to the non-controlling interests.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

        For the three years ending December 31, 2010, comprehensive income included net income for each year and the following other items (in thousands):

	Projected Pension Benefit Obligation	Interest Rate Swap Agreements	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2007	$(2,235)	$—	$—	$(2,235)
Adjustment	248	(8,020)	—	(7,772)
Tax effect	(103)	3,208	—	3,105

Balance at December 31, 2008	(2,090)	(4,812)	—	(6,902)
Adjustment	(235)	2,923	—	2,688
Tax effect	111	(1,169)	—	(1,058)

Balance at December 31, 2009	(2,214)	(3,058)	—	(5,272)
Adjustment	(426)	(2,590)	(7)	(3,023)
Tax effect	200	1,036	—	1,236

Balance at December 31, 2010	$(2,440)	$(4,612)	$(7)	$(7,059)

Revenue Recognition

        Service revenues are primarily derived from providing access to and usage of the Company's networks and facilities. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding service is rendered to customers. Revenues derived from usage of the Company's networks, including airtime, roaming, long distance and Universal Service Fund revenues, are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires. The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, and text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased usage through utilization of the features. Other optional services, such as mobile-to-mobile calling, roadside assistance, and other equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut-off times, management must estimate service revenues earned but not yet billed at the end of each reporting period.

        Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when the products are delivered to and accepted by customers. The Company accounts for transactions involving both the activation of service and the sale of equipment in accordance with the authoritative guidance for the accounting for revenue arrangements with multiple deliverables. Fees assessed to communications customers to activate service are not a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

separate unit of accounting and are allocated to the delivered item (equipment) and recognized as product sales to the extent that the aggregate proceeds received from the customer for the equipment and activation fee do not exceed the relative fair value of the equipment. Any activation fee not allocated to the equipment is deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer-relationship.

        Wholesale revenues are those revenues generated from providing voice or data services to the customers of other wireless carriers.

        Sales and use and state excise taxes collected from customers that are remitted to the governmental authorities are reported on a net basis and excluded from the revenues and sales.

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

        The Company previously had significant deferred tax assets, resulting from tax credit carryforwards and deductible temporary differences. As part of its acquisition of assets from Alltel and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has placed a full valuation allowance against those credits during 2010.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Credit Concentrations and Significant Customers

        The Company has been historically dependent on a limited amount of customers for its wholesale roaming business. The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2008	2009	2010
AT&T	17%	17%	17%
T-Mobile	9%	11%	11%
Verizon	6%	8%	15%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, net of allowances, from customers that exceed 10% of the Company's consolidated accounts receivable as of December 31, 2009 and 2010:

Customer	2009	2010
AT&T	26%	21%
T-Mobile	17%	5%
Verizon	5%	21%

Foreign Currency Gains and Losses

        With regard to Guyana operations, for which the U.S. dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. For all three years presented, the value of the Guyana dollar remained constant at approximately G$205 to one U.S. dollar and so no foreign currency gains or losses have been recorded.

Fair Value of Financial Instruments

        In accordance with the provisions of fair value accounting, a fair value measurement assumes that a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability and defines fair value based upon an exit price model.

        The fair value measurement guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 assets and liabilities include money market funds, debt and equity securities and derivative contracts that are traded in an active exchange market.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes corporate obligations and non-exchange traded derivative contracts.
Level 3
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

        Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2009 and 2010 are summarized as follows:

	December 31, 2009
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$8,362	$—	$8,362
Money market funds	13,091	—	13,091

Total assets measured at fair value	$21,453	$—	$21,453

Interest rate derivative (Note 8)	$—	$5,096	$5,096

Total liabilities measured at fair value	$—	$5,906	$5,096

	December 31, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,962	—	5,962

Total assets measured at fair value	$9,322	$—	$9,322

Interest rate derivative (Note 8)	$—	$7,687	$7,687

Total liabilities measured at fair value	$—	$7,687	$7,687

Money Market Funds and Certificates of Deposit

        As of December 31, 2009 and 2010, this asset class consisted of time deposits at financial institutions denominated in US dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. When deemed appropriate, the Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company's borrowings. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks. The forward foreign currency exchange contracts are valued using broker quotations, or market transactions and are classified within Level 2 of the fair value hierarchy.

Net Income Per Share

        Basic net income per share is computed by dividing net income attributable to the Company's stockholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2008	2009	2010
Basic weighted-average common shares outstanding	15,215	15,234	15,323
Stock options	56	103	160

Diluted weighted-average common shares outstanding	15,271	15,337	15,483

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive (in thousands of shares):

	For the Year Ending December 31,
	2008	2009	2010
Stock options	246	75	126

Total	246	75	126

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock based compensation and is expensing the fair value of grants of options to purchase common stock over their vesting period of four years. The Company issued 76,500 options in 2008; 34,500 options during 2009 and 172,500 options in 2010. Relating to grants of options, the Company recognized $604,000, $842,000 and $1,145,000 of non-cash share-based compensation expense during 2008, 2009 and 2010, respectively. See Note 9 for assumptions used to calculate the fair value of the options granted.

        The Company has also issued 31,414 restricted shares of common stock in 2008; 2,950 restricted shares of common stock during 2009 and 64,477 shares of restricted stock in 2010. These shares are being charged to income based upon their fair values over their vesting period of four years. Non-cash equity-based compensation expense, related to the vesting of restricted shares issued, was $373,000 in 2008; $395,000 and $887,000 in 2009 and 2010, respectively.

Recent Accounting Pronouncements

  Recently Adopted Standards

        In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on our financial position, results of operations, or cash flows.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree's assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business. In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company's financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated. Under this new authoritative guidance, the Company expensed acquisition-related costs of $13.8 million and $7.2 million during the years ended December 31, 2010 and 2009, respectively, and recognized a bargain purchase gain of $27.0 million, net of tax, during the year ended December 31, 2010.

        Other new pronouncements issued but not effective until after December 31, 2010, are not expected to have a material impact on our financial position, results of operations or liquidity.

3. ACQUISITIONS

Alltel Assets

        On April 26, 2010, the Company completed its previously-announced acquisition of wireless assets from Cellco Partnership d/b/a Verizon Wireless ("Verizon") pursuant to the Purchase Agreement, dated June 9, 2009, between the Company and Verizon (the "Alltel Acquisition"). Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to its wholly-owned subsidiary limited liability company, whose membership interests were acquired by Allied Wireless Communications Corporation ("AWCC"), the Company's subsidiary. In connection with the Alltel Acquisition, the Company and Verizon entered into roaming and transition services arrangements, and the Company obtained the rights to use the Alltel brand and related service marks for up to twenty-eight years in connection with the continuing operation of the acquired assets.

        The Company funded the purchase price of $221.4 million, which included the purchase of $15.8 million of net working capital, as defined in the agreement, with cash-on-hand and borrowings under its available credit facility. On April 26, 2010, the Company drew down a $150 million term loan under the Amended and Restated Credit Agreement, dated as of January 20, 2010, by and among the Company, certain of the Company's subsidiaries, as Guarantors, CoBank, ACB, as Administrative Agent, Arranger, Issuer Lender and Lender, and the other Lenders named therein. In addition, the Company also borrowed $40 million under its previously undrawn revolving credit facility. The remaining $31.4 million of consideration was funded using cash on hand.

        The Alltel Acquisition was accounted for using the purchase method and AWCC's results of operations since April 26, 2010 have been included in the Company's U.S. Wireless segment as reported in Note 14. The total purchase consideration of $221.4 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the preliminary assessment of the total

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

acquisition cost to the tangible and intangible assets and liabilities of AWCC based on their acquisition date fair values:

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

        The gain related to the Alltel Acquisition was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets. This gain, recognized on the bargain purchase, is included in other income in the accompanying income statement for the year ended December 31, 2010. For the year ended December 31, 2010, the Alltel Acquisition accounted for $377.2 million of the Company's revenue. The net income for the year ended December 31, 2010 includes the $27.0 million of bargain purchase gain discussed above. The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

        In connection with the Alltel Acquisition, the Company incurred $5.9 million and $13.6 million of external acquisition-related charges costs during 2009 and 2010, respectively, relating to legal, accounting and consulting services.

Caribbean Telecom Partners, LLC

        In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture is conducted through a newly-created company named Caribbean Telecom Partners, LLC ("CTP"), in which the Company invested $3.1 million in exchange for a 51% controlling interest.

Bermuda Digital Communications, Ltd. and Islandcom Telecommunications, Ltd.

        On May 15, 2008, the Company's equity interest in BDC increased from 43% to 58% as a result of BDC's repurchase of $17.0 million of shares from other shareholders. Prior to this increase in equity interest, the Company accounted for its investment in BDC under the equity method and earnings from BDC did not appear in its income from operations, but were instead reflected in equity in earnings of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

unconsolidated affiliates. The Company began consolidating BDC's balance sheet and results of operations from May 16, 2008, the date that the Company obtained control of BDC.

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

        The Islandcom transaction was accounted for using the purchase method and the $5.5 million of consideration was allocated to the Company's share of the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The allocation of the purchase price, as determined by management, included $3.4 million of telecommunications licenses and $2.3 million of goodwill.

        The operating results of BDC and Islandcom are included in the Company's "Island Wireless" segment as reported in Note 14.

Sovernet's Acquisition of ION HoldCo, LLC

        On August 15, 2008, Sovernet acquired 75% of the equity of ION HoldCo, LLC ("ION"), a provider of high capacity communications network transport services in New York state. The Company began consolidating ION's balance sheet and the operating results of ION into its results of operations on the date of the acquisition.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following table reflects unaudited pro forma results of operations of the Company for 2008, 2009 and 2010 assuming that the acquisitions of Alltel, BDC, Islandcom and ION had occurred at the beginning of each period presented (in thousands, except per share data):

	Year Ended December 31, 2008		Year Ended December 31, 2009		Year Ended December 31, 2010
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$207,341	$791,601	$242,281	$899,598	$619,145	$872,757
Net income	$34,798	$59,547	$35,539	$88,476	38,454	55,194
Earnings per share:
Basic	$2.29	$3.91	$2.33	$5.81	$2.51	$3.60
Diluted	$2.28	$3.90	$2.32	$5.75	$2.48	$3.56

        The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following this transaction.

4. ACCOUNTS RECEIVABLE

        As of December 31, 2009 and 2010, accounts receivable consist of the following (in thousands):

	2009	2010
Retail	$13,660	$29,667
Wholesale	16,991	43,626
Other	212	415

Accounts receivable	30,863	73,708
Less: allowance for doubtful accounts	(4,032)	(13,838)

Total accounts receivable, net	$26,831	$59,870

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FIXED ASSETS

        As of December 31, 2009 and 2010, property, plant, and equipment consist of the following (in thousands):

	Useful Life (in Years)	2009	2010
Telecommunications equipment and towers	5-15	$315,594	$549,865
Office and computer equipment	3-10	21,220	61,792
Buildings	15-39	13,734	22,642
Transportation vehicles	3-10	4,857	7,056
Leasehold improvements	Shorter of useful life or lease term	6,455	19,950
Land	—	1,124	7,122
Furniture and fixtures	5-10	2,742	7,088

Total plant in service		365,726	675,515
Construction in progress		24,697	29,773

Total property, plant, and equipment		$390,423	$705,288
Less: Accumulated depreciation		(173,408)	(241,397)

Net fixed assets		$217,015	$463,891

        Depreciation and amortization of fixed assets using the straight-line method over the assets' estimated useful life for the years ended December 31, 2008, 2009 and 2010 was $30.9 million, $38.5 million and $68.5 million, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The Company tests goodwill for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted average cost of capital ("WACC"), which represents the average rate a business must pay its providers of debt and equity. The WACC used to test goodwill was derived from a group of comparable companies. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

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

        As of December 31, 2009 and 2010, the Company performed its annual impairment assessment of its goodwill and determined that no impairment charges were required, as the fair value of each reporting exceeded its book value.

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2010 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2008	$32,148	$7,471	$2,956	$42,575
Acquired goodwill	—	20	104	124

Balance at December 31, 2009	32,148	7,491	3,060	42,699
Acquired goodwill	—	—	1,698	1,698

Balance at December 31, 2010	$32,148	$7,491	$4,758	$44,397

Telecommunications Licenses

        Telecommunications licenses are tested for impairment on a subsidiary by subsidiary basis, The Company performed its test of the fair values of licenses using a discounted cash flow model (the Greenfield Approach). The Greenfield Approach assumes a company initially owns only the telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain financial factors, including revenue growth rates, margins, and churn rates.

        This model then incorporates cash flow assumptions regarding investment in the network, development of distribution channels and the subscriber base, and other inputs for making the business operational. The Company based the assumptions, which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model on a combination of average marketplace participant data and our historical results, trends and business plans. The Company also used operating metrics such as capital investment per subscriber, acquisition costs per subscriber, minutes of use per subscriber, etc., to develop the projected cash flows. Since we included the cash flows associated with these other inputs in the annual cash flow projections, the present value of the unlevered free cash flows of the segment, after investment in the network, subscribers, etc., is attributable to the telecommunications licenses. The terminal value of the subsidiary, which incorporates an assumed sustainable growth rate, is also discounted and is likewise attributed to the licenses. We used a discount rate based on the optimal long-term capital structure of a market

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

participant and its associated cost of debt and equity, to calculate the present value of the projected cash flows.

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2008	$18,461	$31	$12,728	$31,220
Acquired licenses	1,272	—	—	1,272

Balance at December 31, 2009	19,733	31	12,728	32,492
Acquired licenses	44,061	—	4,290	48,351

Balance at December 31, 2010	$63,794	$31	$17,018	$80,843

Customer Relationships

        Included in the allocation of the assets acquired and liabilities assumed in the Alltel, Sovernet and BDC acquisitions was $55.0 million, $5.0 million and $0.5 million attributable to the acquired companies' relationships with its existing customers of the date of their acquisitions. The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $0.8 million, $0.6 million, and $8.0 million of amortization related to customer relationships during 2008, 2009, and 2010 respectively.

        Customer relationships as of December 31, 2009, by operating segment, are as follows:

	U.S. Wireless	Island Wireless	Consolidated
Gross	$5,040	$370	$5,410
Accumulated amortization	(3,979)	—	(3,979)

Net	$1,061	$370	$1,431

        Customer relationships as of December 31, 2010, by operating segment, are as follows:

	U.S. Wireless(1)	U.S. Wireline	Island Wireless	Consolidated
Gross	$55,500	$5,040	$428	$60,968
Accumulated amortization	(7,389)	(4,474)	(74)	(11,937)

Net	$48,111	$566	$354	$49,031

(1)
Represents prepaid and postpaid customer relationships acquired as part of the Alltel acquisition on April 26, 2010.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Future amortization of customer relationships, by operating segment, is as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
2010	$9,519	$495	$117	$10,131
2011	7,977	71	47	8,095
2012	6,510	—	38	6,548
2013	5,504	—	35	5,539
2014	4,779	—	35	4,814
Thereafter	13,822	—	82	13,904

Total	$48,111	$566	$354	$49,031

Trade Name License

        Trade name license as of December 31, 2009, by operating segment is as follows:

	Island Wireless	Consolidated
Gross	$417	$417
Accumulated amortization	(—)	(—)

Net	$417	$417

        Trade name licenses as of December 31, 2010, by operating segment are as follows:

	U.S. Wireless(1)	Island Wireless	Consolidated
Gross	$13,400	$417	$13,817
Accumulated amortization	(326)	(—)	(326)

Net	$13,074	$417	$13,491

(1)
Includes Alltel tradename acquired as part of the Alltel Acquisition on April 26, 2010 that the Company is amortizing over 28 years, the life of the license, which approximates the estimated economic life.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31, 2009	December 31, 2010
Notes payable:
Term loans	$73,875	$264,306
Revolver loan	—	24,000

Total outstanding debt	73,875	288,306
Less: current portion	(3,694)	(12,194)

Total long-term debt	70,181	276,112
Less: debt discount	(630)	(4,063)

Net carrying amount	$69,551	$272,049

2008 Loan Facility

        On September 10, 2008, the Company, as borrower, entered into a credit agreement with CoBank, ACB and other lenders as referenced within the credit agreement (the "2008 CoBank Credit Agreement"). The 2008 CoBank Credit Agreement provided a $75 million term loan (the "2008 Term Loan") as well as a $75 million revolving credit facility (the "2008 Revolver Facility", together with the 2008 Term Loan, the "2008 Credit Facility"). The 2008 Revolver Facility included a $5 million letter of credit facility.

        The 2008 Term Loan required quarterly repayments of principal of $0.2 million through June 30, 2013 and quarterly repayments of principal of $1.4 million from September 30, 2013 to June 30, 2015. The remaining outstanding principal balance was to be repaid on September 10, 2015 when the 2008 Term Loan was to mature.

        All borrowings under the 2008 Credit Facility bore interest at a rate, selected by the Company from one of the options as defined within the agreement, plus a margin. Such interest rate options included (i) a base rate, defined as the greater of the prime rate or the federal funds rate plus 0.5%, or (ii) a LIBOR rate. Margins for base rate borrowings ranged from 0% to 0.5%, depending upon the Company's leverage ratio while margins for LIBOR borrowings ranged from 1.25% to 2% also depending upon the Company's leverage ratio.

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

2010 Loan Facilities

        On January 20, 2010, the Company amended and restated its 2008 Credit Facility with CoBank as Administrative Agent (the "2010 CoBank Credit Agreement"). The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of (i) a $73.9 million term loan (the "2010 Term

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

Loan A") which was the amount then outstanding under the 2008 Term Loan, (ii) a new $150.0 million term loan (the "2010 Term Loan B"), (iii) a $75.0 million revolver loan (the "2010 Revolver Loan") and (iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the 2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the "2010 Credit Facility"). As discussed in Note 3, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

        On September 30, 2010, the Company entered into a second amended and restated credit facility with CoBank as Administrative Agent (the "Amended 2010 CoBank Credit Agreement"). The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of (i) a $72.0 million term loan (the "Amended 2010 Term Loan A"), (ii) a $148.1 million term loan (the "Amended 2010 Term Loan B"), (iii) a new $50.0 million term loan (the "2010 Term Loan C") and (iv) an expanded $100.0 million revolver loan of which the Company may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the "Amended 2010 Revolver Loan," and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan B and 2010 Term Loan C, the "Amended 2010 Credit Facility"). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

        Upon the closing of the Amended 2010 Credit Facility, $72.0 million under the Amended 2010 Term Loan A and $148.1 million under the Amended 2010 Term Loan B remained outstanding from the Company's prior credit facility. Also upon the closing of the Amended 2010 Credit Facility, the Company drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under the Company's prior revolving loan. In the fourth quarter of 2010, we borrowed $24.0 million under our Amended 2010 Revolver Loan, which as of December 31, 2010, remains outstanding.

        The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at the Company's option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%). The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the Amended 2010 Credit Agreement). The applicable margin is determined based on the ratio of the Company's indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Agreement). Borrowings as of December 31, 2010, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.45%.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        All amounts outstanding under the Amended 2010 Revolver Loan will be due and payable on September 10, 2014 or the earlier acceleration of the loan upon an event of default. Amounts outstanding under the Amended 2010 Term Loan A and the Amended 2010 Term Loan B became due and payable commencing on September 30, 2010, in quarterly payments equal to 1.25% of the initial principal amount outstanding under each loan, increasing to 2.50% of the initial principal amount outstanding commencing on March 31, 2012. The 2010 Term Loan C became due and payable commencing on December 31, 2010, in quarterly payments equal to $250,000. Remaining balances will be due and payable upon the final maturity date of September 30, 2014, unless the loans are earlier accelerated upon an event of default. The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans. Under the terms of the Amended 2010 Credit Facility, the Company must also pay a fee ranging from 0.50% to 0.75% of the average daily unused portion of the Amended 2010 Revolver Loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

        Certain of our subsidiaries, including our principal wholly-owned domestic operating subsidiaries, are guarantors of our obligations under the Amended 2010 CoBank Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, and (ii) a pledge of 100% of the Company's equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company's principal operating subsidiaries.

        The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As of December 31, 2010, the Company was in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

        The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the Amended 2010 Credit Agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders may accelerate payment of all obligations and terminate the lenders' commitments under the Amended 2010 CoBank Agreement.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        Future principal repayments of the term loans are as follows:

Principal Repayment
(in thousands)
2011	$12,194
2012	23,388
2013	23,387
2014	205,337
2015	—
Thereafter	—

Total principal repayments	$264,306

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge of Interest Rate Risk

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

        The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses its derivatives to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during any of the three years ended December 31, 2008, 2009 or 2010.

        As of December 31, 2009, the Company's sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010 and on December 31, 2010, the Company executed additional interest rate swaps with notional amounts of $30 million and $50 million, respectively, that were also designated as cash flow hedges of interest rate risk bringing the total notional amount of cash flow hedges to $148 million as of December 31, 2010.

        Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company's variable-rate debt. Through December 31, 2011, the Company estimates that an additional $3.9 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2009 and December 31, 2010 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2009	December 31, 2010
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$5,096	$7,687
Total derivatives designated as hedging instruments		$5,096	$7,687

        The table below presents the effect of the Company's derivative financial instruments on the consolidated income statements for the years December 31, 2009 and 2010 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2009	Interest Rate Swap	$32	Interest expense	$(2,794)
2010	Interest Rate Swap	1,670	Interest expense	(825)

Credit-risk-related Contingent Features

        The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

        As of December 31, 2010, the fair value of the interest rate swaps liability position related to these agreements was $7.7 million. As of December 31, 2010, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2010, it would have been required to settle its obligations under these agreements at their termination values of $ 7.7 million.

9. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Treasury Stock

        During 2008, the Company reissued 876 shares from treasury to a director under the Director's Remuneration Plan. Also, during 2008, the Company repurchased 42,351 shares of its common stock at an aggregate cost of $1,164,000 or an average price of $27.48 per share.

        During 2009, the Company reissued 791 shares from treasury to a director under the Director's Remuneration Plan. Also, during the fourth quarter of 2009, the Company repurchased 2,981 shares of its common stock at an aggregate cost of $134,360 or an average price of $45.07 per share.

        During 2010, the Company reissued 790 shares from treasury to a director under the Director's Remuneration Plan. Also, during the fourth quarter of 2010, the Company repurchased 1,331 shares of its common stock at an aggregate cost of $43,923 or an average price of $33.00 per share.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes stock option activity under the Company's share-based plans for the years ended December 31, 2009 and 2010:

Year Ended December 31, 2009
	Number of Options	Weighted-Avg. Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	514,125	$25.66
Granted	34,500	20.79
Forfeited	(4,375)	16.80
Exercised	(4,375)	16.80

Outstanding at December 31, 2009	539,875	$25.49	6.71	$15,904,156

Vested and expected to vest at December 31, 2009	501,357	$25.35	6.61	$14,840,282

Exercisable at December 31, 2009	316,253	$23.79	6.12	$9,855,173

Year Ended December 31, 2010
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	539,875	$25.49
Granted	172,500	46.63
Forfeited	(1,125)	20.79
Exercised	(85,500)	19.33

Outstanding at December 31, 2010	625,750	$32.17	6.88	$5,305,529

Vested and expected to vest at December 31, 2010	575,889	$31.37	6.72	$5,151,035

Exercisable at December 31, 2010	339,004	$26.14	5.59	$4,145,915

        The 575,889 options vested and expected to vest as of December 31, 2010 represent $3.3 million in unamortized stock based compensation which will be recognized over a weighted average term of 2.9 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes information relating to options granted and exercised during 2008, 2009 and 2010:

	2008	2009	2010
Weighted average of fair value of options granted	$7.97	$6.55	$18.26
Aggregate intrinsic value of options exercised	243,563	25,288	2,141,320
Cash proceeds received upon exercise of options	304,500	73,500	1,652,912
Tax benefits realized upon exercise of options	84,000	25,000	593,503

        The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing common stock price on December 31, 2010 and the exercise price, multiplied by the number of the in-the-money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31, 2010. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following assumptions:

	Options Granted in
	2008	2009	2010
Risk-free interest rate	1.9% to 2.8%	1.8%	2.5%
Expected dividend yield	1.9% to 3.2%	3.0%	2.5%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	39% to 44%	42%	50%

        The Company recognized $604,000, $842,000 and $1,145,000 respectively, of stock compensation expense relating to the granting of stock options during 2008, 2009 and 2010, respectively.

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2010:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2010	28,037	$25.47
Granted	64,477	46.50
Vested and issued	(16,227)	30.84

Unvested as of December 31, 2010	76,287	$42.10

        The weighted-average grant date fair value of shares granted for 2009 and 2010 were $25.41 per share and $46.50 per share, respectively. In connection with the grant of restricted shares, the Company recognized $373,000, $395,000 and $898,000 of compensation expense within its income statements for 2008, 2009 and 2010, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The 76,287 unvested shares as of December 31, 2010 represent $2,763,000 in unamortized stock based compensation which will be recognized over a weighted average period of 3.0 years.

10. INCOME TAXES

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2008, 2009, and 2010 (in thousands):

	2008	2009	2010
Tax computed at statutory U.S. federal income tax rates	$24,149	$23,741	$20,050
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	5,131	3,331	3,351
Bermuda	(560)	761	1,535
Valuation allowance on foreign tax credits	—	—	5,250
Bargain purchase gain	—	—	(9,458)
Foreign tax reserve	(310)	(183)	(125)
State taxes	255	2,402	(21)
Other, net	886	1,108	(976)

Income tax expense	$29,551	$31,160	$19,606

        The components of income before income taxes for the years ended December 31, 2008, 2009 and 2010 are as follows (in thousands):

	2008	2009	2010
Domestic	$32,028	$41,399	$39,958
Foreign	36,559	26,344	17,230

Total	$68,587	$67,743	$57,188

        The components of income tax expense for the years ended December 31, 2008, 2009 and 2010 are as follows (in thousands):

	2008	2009	2010
Current:
United States—Federal	$3,675	$12,297	$6,517
United States—State	547	2,467	1,654
Foreign	16,915	14,776	11,784
Deferred:
United States—Federal	9,080	1,836	2,332
United States—State	156	1,273	(1,467)
Foreign	(822)	(1,489)	(1,214)

	$29,551	$31,160	$19,606

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2009 and 2010 (in thousands):

	2009	2010
Deferred tax assets:
Receivables reserve	$1,090	$4,435
Temporary differences not currently deductible for tax	1,956	11,352
Foreign tax credit carryforwards	16,983	16,983
Valuation allowance on foreign tax credit carryforwards	(11,734)	(16,983)
Net operating losses—state	242	421
Pension benefits	197	397
Interest rate swap	3,397	4,434

Total deferred tax asset	$12,131	$21,039

Deferred tax liabilities:
Property, plant and equipment, net	$27,351	$24,592
Intangible assets, net	4,820	33,913

Total deferred tax liabilities	32,171	58,505

Net deferred tax liabilities	$20,040	$37,466

        As part of the Alltel Acquisition and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has placed a full valuation allowance against those credits during 2010.

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

        The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2010 (in thousands):

Gross unrecognized tax benefits at December 31, 2007	6,301
Decrease in tax positions from prior years	(301)
Lapse in statute of limitations	(310)

Gross unrecognized tax benefits at December 31, 2008	5,690
Lapse in statute of limitations	(183)

Gross unrecognized tax benefits at December 31, 2009	5,507
Increase in tax positions	1,030
Lapse in statute of limitations	(125)

Gross unrecognized tax benefits at December 31, 2010	$6,412

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        All $6.4 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material. No penalties or interest were accrued for in any of the years presented since we do not believe our uncertain positions would be subject to interest and penalties.

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2006. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's consolidated federal tax return and any significant state tax returns are not currently under examination. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

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

11. RETIREMENT PLANS

        The Company has a noncontributory defined benefit pension plan for eligible employees of GT&T who meet certain age and employment criteria. Company contributions to fund the plan are intended to provide not only for benefits attributed for service to date but also for those expected to be earned in the future. The Company's funding policy is to contribute to the plan such amounts as are actuarially determined to meet funding requirements. The benefits are based on the participants' average salary or hourly wages during the last three years of employment and credited service years.

        The weighted-average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2008, 2009 and 2010:

	2008	2009	2010
Discount rate	7.50%	7.50%	7.00%
Annual salary increase	7.50%	7.50%	7.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2009 and 2010 (in thousands):

	2009	2010
Projected benefit obligations:
Balance at beginning of year:	$9,951	$10,650
Service cost	528	545
Interest cost	736	784
Benefits paid	(533)	(249)
Actuarial (loss)/benefit	(32)	850

Balance at end of year	$10,650	$12,580

Plan net assets:
Balance at beginning of year:	$9,767	$10,231
Actual return on plan assets	347	904
Company contributions	650	850
Benefits paid	(533)	(249)

Balance at end of year	$10,231	$11,736

Under funded status of plan	$(419)	$(844)

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

        The fair values for the pension plan's net assets, by asset category, at December 31, 2010 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$9,095	$9,095	$—	$—
Equity securities	1,167	1,167	—	—
Fixed income securities	1,533	—	1,533	—

Total	$11,795	$10,262	$1,533	$—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The plan's weighted-average asset allocations at December 31, 2009 and 2010, by asset category are as follows:

	2009	2010
Cash, cash equivalents, money markets and other	41.4%	77.1%
Equity securities	10.3	9.9
Fixed income securities	48.3	13.0

Total	100.0%	100.0%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2009	2010
Other liabilities	$(419)	$(844)
Accumulated other comprehensive loss, net of tax	2,214	2,545

Total	$1,795	$1,701

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2009	2010
Net actuarial loss	$(4,186)	$(4,790)
Prior service cost	(22)	(11)

Accumulated other comprehensive loss, pre-tax	$(4,208)	$(4,801)

Accumulated other comprehensive loss, net of tax	$(2,214)	$(2,545)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2008, 2009 and 2010 (in thousands):

	2008	2009	2010
Service cost	$500	$528	$545
Interest cost	683	736	784
Expected return on plan assets	(764)	(798)	(835)
Amortization of unrecognized net actuarial loss	193	167	177
Amortization of prior service costs	11	11	11

Net periodic pension cost	$623	$644	$682

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        For 2011, the Company expects to contribute approximately $850,000 to its pension plan and amortize $232,000 of unrecognized net actuarial loss and $11,000 of prior service costs.

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2011	$312
2012	351
2013	400
2014	429
2015	478
2016-2020	3,454

$5,424

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

Regulatory

        The Company's wireless and wireline operations in the United States and in the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended, the implementing regulations adopted thereunder by the Federal Communications Commission, judicial and regulatory decisions and other federal and state statutes. In addition, certain of the Company's subsidiaries are subject to additional regulation in the United States in connection with their acceptance of stimulus award grants pursuant to the American Recovery and Reinvestment Act of 2009. The Company's Bermuda operations are subject to Bermuda's Telecommunications Act of 1986. The Company's Turks and Caicos operations are subject to the Turks and Caicos Islands Telecommunications Ordinance of 2004.

        The Company's GT&T subsidiary is subject to regulation in Guyana under the provisions of its licenses to provide telecommunications services in Guyana and under the Guyana Public Utilities Commission Act of 1999 and the Guyana Telecommunications Act of 1990. The Company also has certain significant rights and obligations pursuant to the agreement with the Government of Guyana by which the Company acquired its interest in GT&T in 1991. Finally, because of the large volume of traffic that the Company's Guyana operations have with the United States, they can also be significantly affected by orders of U.S. regulatory agencies.

        Currently, the Company holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years was

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

scheduled to expire at the end of 2010, allowed for the Company, at its option, to extend the term for an additional twenty years, until December 2030. The Company exercised its extension right, in accordance with the terms of its agreement with the Government of Guyana, in November of 2009.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company has met on several occasions with the Government of Guyana to discuss potential modifications of its exclusivity and other rights under the existing agreement. In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses ("Draft Laws"), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company's existing exclusive license. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. In exercising the Company's option to renew its licenses in 2009, the Company reiterated to the Government that it would be willing to voluntarily relinquish the exclusivity aspect of its licenses, but only as part of an overall settlement agreement with the Government. At this time, the Company does not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of the Company's exclusivity rights. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of the exclusive license, the Company cannot guarantee that it would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government. On December 15, 2010, the Company received correspondence from the Government of Guyana indicating that its license had been renewed until such time that new legislation is in place with regard to the Government's intention to liberalize the sector; however, the Company believes the license to be valid until such time as it enters into a negotiated settlement with the Government.

        In a letter dated September 8, 2006, the National Frequency Management Unit (NFMU) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount the Company agreed upon with the Government. The Company has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. This matter is still pending and the NFMU has not issued us an invoice for 2008, 2009 or 2010 GSM spectrum fees. In 2010, the two wireless carriers presented the NFMU a proposed methodology for the calculation of these fees, however, the NFMU did not accept the proposal.

  Litigation

        Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        The Company is involved in several legal claims regarding its tax filings with the Guyana Inland Revenue dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should the Company be held liable for any of the disputed tax assessments, totaling $36.8 million (including an assessment for $13.3 million that it received in July 2010), the Company believes that the government of Guyana would then be obligated to reimburse it for any amounts that would reduce its return on investment to less than 15% per annum for the relevant periods.

        In addition, the Company is currently involved in several legal challenges to its exclusive license under Guyana's constitution, which have remained pending for anywhere from one to ten years. The Company believes that any legal challenge to its exclusive license granted in 1990, including lawsuits filed in 2000 by Inet Communications, Inc., in 2002 by an individual and in 2009 by Digicel, are without merit, and it has and will continue to vigorously defend against such legal challenges.

        For all of the above regulatory, litigation, or related matters, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2010.

Lease Commitments and Other Obligations

        The Company leases approximately 235,000 square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non-cancelable operating leases. The Company's obligation for payments under these leases is as follows at December 31, 2010 (in thousands):

2011	31,481
2012	27,530
2013	22,727
2014	18,404
2015	13,226
Thereafter	5,685

Total obligations under operating leases	$119,053

        Rent expense for the years 2008, 2009 and 2010 was $$6.1 million, $8.4 million and $10.4 million, respectively.

13. RELATED-PARTY TRANSACTIONS

Choice Television Assets

        In December 2007, the Company wrote down its investment in the television assets of Choice and began exploring strategic alternatives for their use or disposition. Choice discontinued its wireless television service in May 2009. In November 2009, upon approval of the Audit Committee of the Board of Directors, the Company entered into an agreement with Cornelius B. Prior, Jr., the Chairman and the father of the Company's Chief Executive Officer, to sell to Mr. Prior such assets of Choice for $400,000 in cash. The assets, which are located in the US Virgin Islands, consisted primarily of television transmission facilities, subscriber equipment and satellite receiver equipment. The sale to Mr. Prior was completed in December 2009.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED-PARTY TRANSACTIONS (Continued)

Haiti

        In 2001, the Company curtailed the operations and funding of its ATN-Haiti and Transnet S.A. subsidiaries (the "Haitian Subsidiaries"), wrote-down its investment and began exploring strategic alternatives for the use or disposition of the remaining assets of the Haitian Subsidiaries. In May 2006, the Company's Board of Directors authorized the Company to enter into discussions to sell, at fair value, subject to review and final approval by the Audit Committee, the remaining assets of the Haitian Subsidiaries, consisting primarily of an office building and 13 tower sites located in Haiti, to Cornelius B. Prior, Jr.

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

Aruba

        In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture, which the Company consolidated in the Company's financial statements, is conducted through a newly-created company named Caribbean Telecom Partners, LLC ("CTP"), in which it invested $3.1 million in exchange for a 51% controlling interest. CTP is governed by a three-member board of directors, which consists of two members designated by the Company and one member designated by a member of the Company's Board of Directors, Brian A. Schuchman, who, through a company wholly-owned by him, owns the remaining 49% interest. Mr. Schuchman oversees the day-to-day management of CTP and, through CTP, the day-to-day management of the underlying Aruba telecommunications business. The Audit Committee of the Company's Board approved the above-described arrangement with Mr. Schuchman after review in accordance with the Company's Related Person Transaction policy.

14. SEGMENT REPORTING

        Upon the completion of the Alltel Acquisition, the Company restructured how it manages its business, and accordingly, modified its reportable segments. The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States. In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba. Integrated Telephony—International has been renamed International Integrated Telephony and has its assets located in Guyana. Integrated Telephony—Domestic has been renamed U.S. Wireline, and has its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. Reconciling

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

        The following tables provide information for each operating segment (in thousands). Previously reported periods have been restated, showing the effects of the new segment structure:

	For the Year Ended December 31, 2008
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	70,130	—	—	—	—	70,130
International Wireless	—	20,700	18,404	—	—	39,104
Wireline	—	77,701	—	16,166	—	93,867
Equipment and Other	—	—	4,573	—	—	4,573

Total Revenue	70,130	98,401	22,977	16,166	—	207,674
Depreciation and amortization	9,435	18,777	3,134	2,071	(1,892)	31,525
Non-cash stock-based compensation	—	—	—	127	850	977
Operating income (loss)	32,390	34,317	(555)	474	2,896	69,522

	For the Year Ended December 31, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	104,689	—	—	—	—	104,689
International Wireless	—	21,550	23,728	—	—	45,278
Wireline	—	69,500	—	18,953	—	88,453
Equipment and Other	—	—	3,861	—	—	3,861

Total Revenue	104,689	91,050	27,589	18,953	—	242,281
Depreciation and amortization	14,626	18,907	4,633	2,648	(1,925)	38,889
Non-cash stock-based compensation	—	—		127	1,278	1,405
Operating income (loss)	49,988	28,038	(3,563)	(1,259)	(3,513)	69,691

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

	For the Year Ended December 31, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$293,126	$—	$—	$—	$—	$293,126
Wholesale	159,807	—	—	—	—	159,807
International Wireless	—	25,245	26,453	—	—	51,698
Wireline	359	64,203	—	19,933	—	84,495
Equipment and Other	27,799	—	2,220	—	—	30,019

Total Revenue	481,091	89,448	28,673	19,933	—	619,145
Depreciation and amortization	50,662	19,108	5,271	2,936	(1,241)	76,736
Non-cash stock-based compensation	—	—	—	10	2,034	2,044
Operating income (loss)	44,072	21,791	(7,382)	(909)	(19,288)	38,284

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2009:
Net fixed assets	$68,560	$117,931	$20,749	$8,829	$946	$217,015
Goodwill	32,148	—	722	7,491	—	40,361
Total assets	147,639	152,936	49,734	24,898	71,347	446,554
December 31, 2010:
Net fixed assets	$290,985	$129,222	31,916	8,437	3,331	463,891
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	536,341	169,006	65,549	22,847	34,453	828,196

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Year Ended December 31,
2008	$29,155	$15,107	$2,193	$878	$20	$47,353
2009	24,694	24,975	8,186	1.120	744	59,719
2010	88,522	26,019	13,896	2,050	5,201	135,688

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUBSEQUENT EVENTS

  Subsidiary Equity Grants

        During the first quarter of 2011, the Company's U.S. retail wireless subsidiary, Allied Wireless Communications Corporation ("AWCC"), adopted the Allied Wireless Communications Corporation 2011 Equity Incentive Plan (the "AWCC Plan" together with the Forms of Stock Option and Restricted Stock Grant Agreement, the "AWCC Plan Documents"), whereby employees of AWCC are eligible to receive equity incentive awards of up to an aggregate of 1,050,000 shares, or approximately 10.5%, of the outstanding common stock of AWCC.

        On January 21, 2011, AWCC granted awards to employees in the amount of an aggregate of 1,035,000 underlying shares of AWCC common stock in the form of restricted shares and stock options. The per share exercise price of an option was 100% of the fair market value of the AWCC common stock on the grant date and each option has a term of ten years. The options and restricted shares will vest, and the options will become exercisable, in quarterly installments on the anniversary date of each employee's date of hire by AWCC, provided that the employee remains employed with AWCC as of such vesting date, or as further described in the AWCC Plan Documents. The awards are subject to additional terms and conditions, including restrictions on transfer, as further described in AWCC Plan Documents.

        In addition, beginning in the second quarter of 2012, the holders of vested restricted stock awards have the right to "put" up to 650,000 of such shares to AWCC. AWCC may pay such purchase price with cash, or at its option, with shares of Company Common Stock, subject to the receipt of any required approval of the Company's stockholders prior to such issuance.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2009 and 2010 (in thousands):

	2009 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$56,104	$60,421	$66,092	$59,664
Operating expenses	39,327	42,309	42,943	48,011

Income from operations	16,777	18,112	23,149	11,653
Other income, net	(791)	(818)	(861)	522

Income before income taxes	15,986	17,294	22,288	12,175
Income taxes	6,956	7,342	9,919	6,943

Net income	9,030	9,952	12,369	5,232
Net income attributable to non-controlling interests, net of tax	(228)	(315)	(433)	(68)

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$8,802	$9,637	$11,936	$5,164

Earnings per share (basic)	$0.58	$0.63	$0.78	$0.34

Earnings per share (diluted)	$0.58	$0.63	$0.78	$0.33

	2010 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$55,096	$164,424	$204,960	$194,665
Operating expenses	47,673	156,650	191,134	185,404

Income from operations	7,423	7,774	13,826	9,261
Other income (expense), net	(1,108)	25,236	(2,742)	(2,482)

Income before income taxes	6315	33,010	11,084	6,779
Income taxes	2,456	7,968	5,022	4,160

Net income	3,859	25,042	6,062	2,619
Net (income) loss attributable to non-controlling interests, net of tax	147	(238)	303	660

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$4,006	$24,804	$6,365	$3,279

Earnings per share (basic)	$0.27	$1.62	$0.41	$0.21

Earnings per share (diluted)	$0.26	$1.60	$0.41	$0.21

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2008
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	1,259	2,021	810	2,470

	$12,993	$2,021	$810	$14,204

YEAR ENDED, December 31, 2009
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	2,470	1,592	30	4,032

	$14,204	$1,592	$30	$15,766

YEAR ENDED, December 31, 2010
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$5,249	$—	$16,983
Allowance for doubtful accounts	4,032	17,261	7,455	13,838

	$15,766	$22,510	$7,455	$30,821

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2010

2.1	Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on June 15, 2009).
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
10.1*
Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 27, 2010).
10.2*
Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on August 11, 2010).
10.3*
Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).
10.4*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.5*
Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.6*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.7*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on April 23, 2008).
10.8*
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

EX-1

10.10*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.11*
Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.12*
Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).
10.13
Amended and Restated Credit Agreement dated as of January 20, 2010 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on January 25, 2010).
10.14
Amendment and Confirmation Agreement dated as of March 30, 2010, by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, the Guarantors named therein, and the Lenders named therein (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on March 30, 2010).
10.15
Second Amended and Restated Credit Agreement dated as of September 30, 2010 by and between Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein, and the other Lenders named therein. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on October 1, 2010).
10.16
Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).
10.17	Allied Wireless Communications Corporation 2011 Equity Incentive Plan.
10.18	Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan.
10.19	Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan.
21	Subsidiaries of Atlantic Tele-Network, Inc.
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

EX-2