Form 10-Q
period 2011-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2011-05-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 10, 2011, the registrant had outstanding 15,392,930 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2011

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate a large scale retail wireless business in the United States and to complete the timely and efficient integration of these operations into our existing operations; (2)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of our subscriber base; (3) our ability to maintain favorable roaming arrangements; (4) increased competition; (5) economic, political and other risks facing our foreign operations; (6) the loss of certain FCC and other licenses and other regulatory changes affecting our businesses; (7) rapid and significant technological changes in the telecommunications industry; (8) any loss of any key members of management; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2010	March 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$37,330	$47,043
Restricted cash	467	—
Accounts receivable, net of allowances of $13.8 million and $12.8 million, respectively	59,870	51,990
Materials and supplies	26,614	21,867
Deferred income taxes	15,787	15,787
Prepayments and other current assets	14,221	11,159
Total current assets	154,289	147,846
Property, plant and equipment, net	463,891	457,981
Telecommunications licenses	80,843	80,933
Goodwill	44,397	44,397
Trade name license, net	13,491	13,371
Customer relationships, net	49,031	46,406
Deferred income taxes	5,252	4,611
Other assets	17,002	18,353
Total assets	$828,196	$813,898
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,194	$14,992
Accounts payable and accrued liabilities	54,731	39,194
Dividends payable	3,394	3,396
Accrued taxes	9,413	8,275
Advance payments and deposits	17,398	17,511
Other current liabilities	41,172	35,469
Total current liabilities	138,302	118,837
Deferred income taxes	58,505	58,505
Other liabilities	30,304	27,519
Long-term debt, excluding current portion	272,049	277,492
Total liabilities	499,160	482,353
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,882,359 and 15,894,859 shares issued, respectively, and 15,383,181 and 15,392,930 shares outstanding, respectively	159	159
Treasury stock, at cost; 499,178 and 501,929 shares, respectively	(4,724)	(4,815)
Additional paid-in capital	113,002	114,080
Retained earnings	182,390	183,498
Accumulated other comprehensive loss	(7,059)	(6,174)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	283,768	286,748
Non-controlling interests	45,268	44,797
Total equity	329,036	331,545
Total liabilities and equity	$828,196	$813,898

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2011
REVENUE:
U.S. Wireless:
Retail	$—	$99,669
Wholesale	22,936	44,697
International Wireless	10,918	14,943
Wireline	20,520	20,671
Equipment and Other	458	8,174
Total revenue	54,832	188,154
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	11,256	51,975
Engineering and operations	6,412	21,835
Sales and marketing	3,394	32,108
Equipment expense	713	21,192
General and administrative	10,773	25,613
Acquisition-related charges	4,793	250
Depreciation and amortization	10,069	24,791
Total operating expenses	47,410	177,764
Income from operations	7,422	10,390
OTHER INCOME (EXPENSE):
Interest expense	(1,266)	(3,812)
Interest income	154	120
Equity in earnings of an unconsolidated affiliate	—	516
Other income, net	4	595
Other income (expense), net	(1,108)	(2,581)
INCOME BEFORE INCOME TAXES	6,314	7,809
Income tax expense	2,456	3,830
NET INCOME	3,858	3,979
Net loss attributable to non-controlling interests, net of tax of $0.7 million and $ 0.4 million, respectively	148	518
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$4,006	$4,497
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.26	$0.29
Diluted	$0.26	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,260	15,384
Diluted	15,447	15,485
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.20	$0.22

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2011

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,858	$3,979
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,069	24,791
Provision for (reduction of) doubtful accounts	(139)	3,468
Amortization of debt discount and debt issuance costs	287	391
Stock-based compensation	355	1,078
Deferred income taxes	(235)	59
Equity in earnings of an unconsolidated affiliate	—	(516)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(560)	4,412
Materials and supplies, prepayments, and other current assets	941	7,810
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(1,022)	(21,115)
Accrued taxes	(3,534)	(1,138)
Other	68	(2,225)
Net cash provided by operating activities	10,088	20,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,889)	(16,270)
Decrease in restricted cash	2,862	467
Acquisitions of assets	(57)	—
Net cash used in investing activities	(14,084)	(15,803)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolver loan, net of repayments	—	11,000
Principal repayments of term loan	(923)	(3,048)
Dividends paid on common stock	(3,055)	(3,384)
Distributions to non-controlling interests	(31)	(462)
Payments of debt issuance costs	(3,339)	—
Investments made by non-controlling interests	125	507
Purchase of common stock	—	(91)
Net cash (used in) provided by financing activities	(7,223)	4,522
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,219)	9,713
CASH AND CASH EQUIVALENTS, beginning of the period	90,247	37,330
CASH AND CASH EQUIVALENTS, end of the period	$79,028	$47,043

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda under the “CellularOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

•                  Wireline.  The Company’s local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

In the second quarter of 2010, the Company completed the acquisition of its U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”). Since 2005, revenue from U.S. operations has significantly grown as a percentage of consolidated revenue and as a result of the Alltel Acquisition, a substantial majority of the Company’s consolidated revenue is now generated in the United States, mainly through mobile wireless operations. The Company continues to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet its return-on-investment and other acquisition criteria. For more information about the Alltel Acquisition, see Note 4 to the Consolidated Financial Statements included in this Report.

In the second quarter of 2011, the Company continued its expansion, entering into a joint venture with the Navajo Tribal Utility Authority to provide retail wireless services on the Navajo Nation, and completed the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. For more information on the Navajo joint venture and Bermuda merger, see Note 12 to the Consolidated Financial Statements included in this Report.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2011:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Choice
	International Integrated Telephony	Guyana	Cellink
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellularOne, Islandcom, Choice
Wireline	International Integrated Telephony	Guyana	GT&T, Emagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 10 to the Consolidated Financial Statements included in this Report.

2.  BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United

States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities.

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for interim and annual reporting periods beginning after December 15, 2010. The Company has adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued new authoritative guidance that requires the Company to revise its application of the acquisition method for business combinations in a number of significant aspects such as requiring the Company to expense transaction costs and to recognize 100% of the acquiree’s assets and liabilities rather than a proportional share for acquisitions of less than 100% of a business. In addition, the guidance eliminates the step acquisition model and provides that all business combinations, whether full, partial, or step acquisitions, results in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. The Company adopted the provisions of this guidance on January 1, 2009. The impact of the provisions of this guidance on the Company’s financial statements will be dependent upon the number of and magnitude of the acquisitions that are consummated. Under this new authoritative guidance, the Company expensed acquisition-related costs of $4.8 million and $0.3 million during three months ended March 31, 2010 and 2011, respectively.

Other new pronouncements issued but not effective until after March 31, 2011 are not expected to have a material impact on our financial position, results of operations or liquidity.

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

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

The Alltel Acquisition was accounted for using the purchase method and AWCC’s results of operations since April 26, 2010 have been included in the Company’s U.S. Wireless segment as reported in Note 10. The total purchase consideration of $221.4 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the assignment of the total acquisition cost to the tangible and intangible assets and liabilities of AWCC based on their acquisition date fair values:

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

The gain related to the Alltel Acquisition was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets. This gain, recognized on the bargain purchase, was included in Other Income in the Company’s results during the second quarter of 2010.  The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

In connection with the Alltel Acquisition, the Company incurred $4.8 million of external acquisition-related costs during the three months ended March 31, 2010 relating to legal, accounting and consulting services.

The following table reflects the unaudited pro forma results of operations of the Company for the three months ended March 31, 2010 as if the Alltel Acquisition had occurred on January 1, 2010 (presented in thousands, except per share data):

	Three Months Ended March 31, 2010
	As Reported	As Adjusted
Revenue	$54,832	$253,347
Net income	4,006	17,166
Earnings per share:
Basic	$0.26	$1.12
Diluted	0.26	1.11

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Alltel Acquisition had been consummated on this date or of future operating results of the combined company following this transaction.

Caribbean Telecom Partners, LLC

In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture is conducted through a newly-created company named Caribbean Telecom Partners, LLC (“CTP”), in which the Company invested $3.1 million in exchange for a 51% controlling interest.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011 are summarized as follows:

	December 31, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,962	—	5,962
Total assets measured at fair value	$9,322	$—	$9,322
Interest rate derivative (Note 7)	$—	$7,687	$7,687
Total liabilities measured at fair value	$—	$7,687	$7,687

	March 31, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,892	—	5,892
Total assets measured at fair value	$9,252	$—	$9,252
Interest rate derivative (Note 7)	$—	$6,234	$6,234
Total liabilities measured at fair value	$—	$6,234	$6,234

Money Market Funds and Certificates of Deposit

As of December 31, 2010 and March 31, 2011, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2010	March 31, 2011
Notes payable:
Term loans	$264,306	$261,257
Revolver loan	24,000	35,000
Total outstanding debt	288,306	296,257
Less: current portion	(12,194)	(14,992)
Total long-term debt	276,112	281,265
Less: debt discount	(4,063)	(3,773)
Net carrying amount	$272,049	$277,492

Loan Facilities

On January 20, 2010, the Company amended and restated its existing credit facility with CoBank as Administrative Agent (the “2010 CoBank Credit Agreement”).   The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of (i) a $73.9 million term loan (the “2010 Term Loan A”) which was the amount then outstanding under the 2008 Term Loan, (ii) a new $150.0 million term loan (the “2010 Term Loan B”), (iii) a $75.0 million revolver loan (the “2010 Revolver Loan”) and (iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the 2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the “2010 Credit Facility”). As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

On September 30, 2010, the Company entered into a second amended and restated credit facility with CoBank as Administrative Agent (the “Amended 2010 CoBank Credit Agreement”). The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of (i) a $72.0 million term loan (the “Amended 2010 Term Loan A”), (ii) a $148.1 million term loan (the “Amended 2010 Term Loan B”), (iii) a new $50.0 million term loan (the “2010 Term Loan C”) and (iv) an expanded $100.0 million revolver loan of which the Company may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the “Amended 2010 Revolver Loan,” and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan B and 2010 Term Loan C, the “Amended 2010 Credit Facility”). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

Upon the closing of the Amended 2010 Credit Facility, $72.0 million under the Amended 2010 Term Loan A and $148.1 million under the Amended 2010 Term Loan B remained outstanding from the Company’s prior credit facility. Also upon the closing of the Amended 2010 Credit Facility, the Company drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under the Company’s prior revolving loan. As of March 31, 2011, $35.0 million was outstanding under our Amended 2010 Revolver Loan.

The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%). The Company is not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the Amended 2010 CoBank Credit Agreement). The applicable margin is determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Amended 2010 CoBank Credit Agreement). Borrowings as of March 31, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.68%.

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

The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As of March 31, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the Amended 2010 Credit Agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 CoBank Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders may accelerate payment of all obligations and terminate the lenders’ commitments under the Amended 2010 CoBank Credit Agreement.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The effective portion of changes in the fair value of interest rate swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company uses its derivatives to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings. No hedge ineffectiveness was recognized during any of the periods presented.

As of March 31, 2010, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010 and on December 31, 2010, the Company executed additional interest rate swaps with notional amounts of $30 million and $50 million, respectively, that were also designated as cash flow hedges of interest rate risk bringing the total notional amount of cash flow hedges to $148 million as of March 31, 2011.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through March 31, 2012, the Company estimates that an additional $ 3.9 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2010 and March 31, 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2010	March 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$7,687	$6,234
Total derivatives designated as hedging instruments		$7,687	$6,234

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2010 and 2011 (in thousands):

Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$(820)	Interest expense	$713
2011	Interest Rate Swap	(1,524)	Interest expense	1,030

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2011, the fair value of the interest rate swaps liability position related to these agreements was $6.2   million. As of March 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under these agreements at their termination values of $6.2 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Three Months Ended March 31,
	2010			2011
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$255,746	$26,687	$282,433	$283,768	$45,268	$329,036
Stock based compensation	355	—	355	1,078	—	1,078
Comprehensive income:
Net income	4,006	(148)	3,858	4,497	(518)	3,979
Other comprehensive income(loss)-
Translation Adjustment	—	—	—	12	—	12
Gain (loss) on interest rate swap (net of tax)	(492)	—	(492)	872	—	872
Total comprehensive income	3,514	(148)	3,366	5,381	(518)	4,863
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Dividends declared on common stock	—	—	—	(3,386)	—	(3,386)
Distributions to non-controlling interests	—	(31)	(31)	—	(462)	(462)
Investments made by minority shareholders	—	125	125	—	507	507
Purchase of common shares	—	—	—	(91)	—	(91)
Equity, end of period	$259,615	$26,633	$286,248	$286,750	$44,795	$331,545

9.  NET INCOME PER SHARE

For the three months ended March 31, 2010 and 2011, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2010	2011
Basic weighted average common shares outstanding	15,260	15,384
Stock options	187	101
Diluted weighted average common shares outstanding	15,447	15,485

The above calculations for the three months ended March 31, 2010 and 2011 do not include 60,000 and 195,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive.

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

The following tables provide information for each operating segment (in thousands).  Previously reported periods have been revived, showing the effects of the new segment structure:

	For the Three Months Ended March 31, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	22,936	—	—	—	—	22,936
International Wireless	—	5,565	5,353	—	—	10,918
Wireline	—	15,594	—	4,926	—	20,520
Equipment and Other	—	—	458	—	—	458
Total Revenue	22,936	21,159	5,811	4,926	—	54,832
Depreciation and amortization	4,070	4,689	976	699	(365)	10,069
Non-cash stock-based compensation	—	—		10	345	355
Operating income (loss)	9,069	7,049	(998)	(115)	(7,582)	7,423

	For the Three Months Ended March 31, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$99,669	$—	$—	$—	$—	$99,669
Wholesale	44,697	—	—	—	—	44,697
International Wireless	—	6,747	8,196	—	—	14,943
Wireline	139	15,502	—	5,030	—	20,671
Equipment and Other	7,601	—	573	—	—	8,174
Total Revenue	152,106	22,249	8,769	5,030	—	188,154
Depreciation and amortization	17,408	4,742	1,853	786	2	24,791
Non-cash stock-based compensation	308	—	—	—	770	1,078
Operating income (loss)	9,523	5,044	(1,936)	(189)	(2,052)	10,390

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2010:
Net fixed assets	$290,985	$129,222	$31,916	$8,437	$3,331	$463,891
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	536,341	169,006	65,549	22,847	34,453	828,196
March 31, 2011:
Net fixed assets	$287,034	$124,365	31,771	8,361	6,450	457,981
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	522,076	165,666	67,012	23,425	35,719	813,898

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2010	$5,970	$4,435	$5,487	$335	$662	$16,889
2011	10,940	2,167	1,692	586	885	16,270

11.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

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

Currently, the Company holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana.  The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for the Company, at its option, to extend the term for an additional twenty years, until December 2030.  The Company exercised its extension right, in accordance with the terms of its agreement with the Government of Guyana in November of 2009.  In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses (“Draft Laws”), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company’s existing exclusive license.  In exercising the Company’s option to renew its licenses in 2009, the Company reiterated to the Government that the Company would be willing to voluntarily relinquish the exclusivity aspect of our licenses, but only as part of an overall settlement agreement with the Government.  At this time, the Company does not know when or if the Draft Laws will be adopted by the Government of Guyana, or if changes will be made to the substance of the Draft Laws, including the termination of ATN’s exclusivity rights.  Although we believe that we would be entitled to damages or other compensation for any involuntary termination of the exclusive license, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

Litigation

Since October 2010, we have been negotiating the renewal of our contract with the Guyana Postal and Telecommunications Workers Union (the “Guyana Union”), which represents more than half of our Guyana full-time work force.  Although the contract expired in October 2010, we have continued to operate under the expired contract’s terms and conditions. In April 2011, the Guyana Union notified the Company, via a letter to our Chairman, of its request to the Guyana Ministry of Labour for arbitration of the terms of the new contract.  In response, the Guyana Ministry of Labour has notified the parties that arbitration is premature, and has encouraged the parties to continue to follow collective bargaining procedures. At this time, the Company intends to continue good faith negotiations with the Guyana Union in hopes of reaching a mutual agreement.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed in our Form 10-K for the year ended December 31, 2010, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2011.

12.  SUBSEQUENT EVENTS

NTUA Wireless, LLC

In April 2011, the Company entered into a joint venture with the Navajo Tribal Utility Authority (“NTUA”) to provide 3G wireless cell phone service and the first 4G broadband service to residents of the Navajo Nation, which spans across parts of Arizona, New Mexico and Utah.  Commnet Wireless, LLC, through its wholly-owned subsidiary, contributed network-related equipment and other assets in exchange for a 49% controlling interest in the joint venture.  The joint venture, which will have its results of operations consolidated in the Company’s financial statements,  is also being partially funded by a $32.1 million broadband grant to NTUA from the National Telecommunications & Information Association as part of the American Reinvestment and Recovery Act.

Bermuda Digital Communications, Ltd.

In May 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a leading wireless provider in Bermuda.  As part of the merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellularOne brand under the leadership of BDC’s existing management team.  As a result of the merger offset by the Company’s redemption of a portion of debt owed to it by BDC in exchange for additional equity interests, the Company’s 58% ownership interest in BDC was reduced to a controlling 42% interest in the surviving entity. Keytech Limited, a telecommunications provider and former parent of M3, also owns approximately 42% of the merged BDC, while the remaining 16% is owned by current management and other pre-merger minority shareholders of BDC.   The Company will consolidate the results of the combined entity in its consolidated financial statements effective on the date of merger.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2010, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•      Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda under the “CellularOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

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

In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”). Since 2005, revenue from our U.S. operations has significantly grown as a percentage of consolidated revenue and, as a result of our Alltel Acquisition, a substantial majority of our consolidated revenue is now generated in the United States mainly through mobile wireless operations. We continue to actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

In the second quarter of 2011, the Company continued its expansion, entering into a joint venture with the Navajo Tribal Utility Authority to provide retail wireless services on the Navajo Nation, and completed the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. For more information on the Navajo joint venture and Bermuda merger, see Note 12 to the Consolidated Financial Statements included in this Report.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2011:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Choice
	International Integrated Telephony	Guyana	Cellink
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellularOne, Islandcom, Choice
Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

As discussed above, we have historically been dependent on our wholesale U.S. wireless business and International Integrated Telephony operations for a majority of our revenue and profits. The addition of our retail U.S. wireless business following the Alltel Acquisition on April 26, 2010 has shifted our reliance substantially to our U.S. Wireless segment, which now includes both our wholesale and retail U.S. wireless businesses. For the three months ended March 31, 2011, approximately 81% of our consolidated revenue was generated by our U.S. Wireless segment, while only 12 % was generated by our International Integrated Telephony segment. In comparison, for the three months ended March 31, 2010, approximately 42% of our consolidated revenue was generated by our U.S. Wireless segment (then our “Rural Wireless” segment, as we did not own a U.S. retail wireless business), while 39% was generated by our International Integrated Telephony segment.

As of March 31, 2011, our U.S. retail wireless services were offered in six states to approximately 674,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of March 31, 2011. Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. Our Alltel service offerings provide rate plans, advanced devices and features that include local and nationwide voice and data services on either a postpaid or prepaid basis. We offer several rate plans designed for customers to choose the flexibility that they desire for their calling preferences, and believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market.

Our U.S. retail wireless revenue is primarily driven by the number of wireless retail subscribers, their adoption of our enhanced service offerings and their related voice and data usage. The number of our retail subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. Our customer activity may be influenced by traditional retail selling periods, which may be seasonal in nature, and other factors that arise in connection with our rural customer base. We are currently in a transition period as we move from the legacy Alltel information technology systems and platforms to our own. During this transition, which we expect to be substantially completed by the middle of 2011, we have experienced, and expect to continue to experience a decline in our U.S. retail wireless revenue as our ability to drive subscriber additions, control churn and optimize our offerings is constrained. During this time, we also expect to continue to experience higher economic-related churn as we eliminate certain sales and credit practices implemented by the management of the trust that operated the Alltel assets from 2009 through the completion of the Alltel Acquisition. During this time, we may engage in sales and promotional activities designed to retain or increase our customer base, but may be affected by other factors, including general economic conditions, the roaming and usage of our existing customer base and actions by our competitors, which may reduce or outweigh the success of our marketing or promotional efforts. Once this transition period expires, we expect that our churn will gradually improve as we are able to refine our service offerings. The mix of our customers and their patterns of usage, particularly usage outside our network footprint, will have a significant impact on the level of profits for our U.S. retail wireless business. In general, we compete with national and regional wireless providers that offer both prepaid and postpaid services whose scale, resources and U.S. network footprint are generally significantly greater than ours. Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide competitive pricing for our customers, to provide the latest mobile voice and data services in all of the areas where they wish to access those services and to anticipate and respond to various competitive factors.

In addition, our U.S. wireless wholesale revenue is an important part of our overall U.S. Wireless revenue because this revenue has a higher margin of profitability than retail revenue. Wholesale revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rate we get paid from other carrier customers for serving that traffic. We provide wholesale roaming services in a number of areas in the U.S. (mainly in the western United States). As a result of the Alltel Acquisition, our reported wholesale wireless revenue includes roaming revenue generation in areas in which we have retail wireless operations. Historically, the growth in same site voice and data volumes and the number of operated sites has outpaced the decline in rates. However, during 2010, a significant decrease in the rates, particularly data rates, almost offset overall voice and data traffic growth, and we expect that growth in 2011 will be partially offset by further decreased rates. We compete with other wireless service providers that operate networks in their markets and offer wholesale roaming services as well.

However, the most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure (including networks that we built out pursuant to certain roaming agreements) in a market in which they operate or choose not to roam on our networks, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers acquiring their own infrastructure in certain markets where they were historically served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and related operating income in future periods, which, if not offset by growth in other wholesale revenue generated or other sources, could materially reduce our overall operating profits. While we are not able to forecast the extent of this revenue impact precisely, we expect that at the very least such loss may more than offset any other organic growth in U.S. wholesale wireless revenue during these periods.

Acquisition of Alltel Assets

On April 26, 2010, we completed our acquisition of a portion of the former Alltel network from Verizon Wireless pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon Wireless. Pursuant to the Alltel Acquisition, Verizon Wireless contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company whose membership interests were acquired by our wholly-owned subsidiary. In connection with the acquisition, the Company and Verizon Wireless entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for up to twenty eight years in connection with the continuing operation of the acquired assets. The purchase price of the acquisition was $200 million, plus approximately $21.4 million in connection with a customary net working capital adjustment and other fees and expenses.

Stimulus Grants

In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

In December 2009, we were named to receive a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers. The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $9.9 million will be invested in the project by us and by DANC. The funding and build of this new project began in the third quarter of 2010. The results of our U.S. fiber optic transport business are included in our “U.S. Wireline” segment.

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, in April 2011, we formed a joint venture with NTUA and contributed network-related and other assets to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow the joint venture to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until the second half of 2011, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the three months ended March 31, 2011. The results of our wholesale U.S. wireless business are included in our “U.S. Wireless” segment.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area. The funding of this project is not scheduled to occur until the end of the second quarter of 2011, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the three months ended March 31, 2011. The results of our U.S. wireline business are included in our “U.S. Wireline” segment.

Results of Operations

Three Months Ended March 31, 2010 and 2011

	Three Months Ended March 30,		Amount of Increase	Percent Increase
	2010	2011	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$—	$99,669	$99,669	—%
Wholesale	22,936	44,697	21,761	94.9
International Wireless	10,918	14,943	4,025	36.9
Wireline	20,520	20,671	151	0.7
Equipment and Other	458	8,174	7,716	1,684.7
Total revenue	54,832	188,154	133,322	243.1
OPERATING EXPENSES:
Termination and access fees	11,256	51,975	40,719	361.8
Engineering and operations	6,412	21,835	15,423	240.5
Sales, marketing and customer services	3,394	32,108	28,714	846.0
Equipment expense	713	21,192	20,479	2,872.2
General and administrative	10,773	25,613	14,840	137.8
Acquisition-related charges	4,793	250	(4,543)	(94.8)
Depreciation and amortization	10,069	24,791	14,722	146.2
Total operating expenses	47,410	177,764	130,354	275.0
Income from operations	7,422	10,390	2,968	40.0
OTHER INCOME (EXPENSE):
Interest expense	(1,266)	(3,812)	(2,546)	201.1
Interest income	154	120	(34)	(22.1)
Equity in earnings of unconsolidated affiliate	—	516	516	—
Other income (expense), net	4	595	591	—
Other income, net	(1,108)	(2,581)	(1,473)	132.9
INCOME BEFORE INCOME TAXES	6,314	7,809	1,495	23.7
Income taxes	2,456	3,830	1,374	55.9
NET INCOME	3,858	3,979	121	3.1
Net loss attributable to non-controlling interests	148	518	370	250.0
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$4,006	$4,497	$491	12.3%

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

The retail portion of our U.S. Wireless revenue was $99.7 million for the three months ended March 31, 2011, substantially all of which is attributable to revenue generated by assets we acquired in the Alltel Acquisition. We had no U.S. retail wireless revenue prior to the closing of our Alltel Acquisition in April 2010.

As of March 31, 2011, we had approximately 674,000 U.S. retail wireless subscribers (including 504,000 postpaid subscribers and 170,000 prepaid subscribers), a decrease of 44,000 from the approximate 718,000 subscribers we had as of December 31, 2010.  Gross additions to the U.S. retail wireless subscriber base were approximately 47,000 for the three months ended March 31, 2011, as compared with approximately 52,000 for the three months ended December 31, 2010.  We expect to experience moderately improved gross additions to our subscriber base in future periods as a result of recent new handset and service plan offerings.

Our overall U.S. retail wireless churn decreased from 4.5% for the three months ended December 31, 2010 to 4.3% for the three months ended March 31, 2011.  This improvement was the result of a more proactive approach in managing delinquent accounts by tightening our collection policies and procedures, eliminating certain high-churn distribution channels and providing our customers with better handset and service offerings.  We expect that the level of churn will decrease moderately in future periods as we continue to improve our credit policies, continue to provide quality handset and service offers and transition many subscribers from one-year contracts that were signed prior to our acquisition of Alltel to more traditional two-year contracts.

We are currently in a transition period as we move from the legacy Alltel network, information technology, and other systems, platforms and processes to our own. During this transition period, which we expect to be substantially completed by the middle of 2011, our ability to drive subscriber additions, control churn and optimize our offerings has been somewhat constrained contributing to a continued decline in our U.S. retail wireless revenue.

Verizon’s acquisition of Alltel in 2009 has caused some loss of wireless wholesale revenue and also impacted our ability to grow wholesale wireless revenue as certain network assets acquired by Verizon overlap geographically with areas of our legacy U.S. roaming network where we previously provided wholesale roaming services to Verizon. Similarly, and of greater importance to us, AT&T’s 2010 acquisition of certain Alltel assets and the completion of its previously announced UMTS network build in those areas overlapping our network in the southwestern United States is expected to negatively impact wireless wholesale revenue in 2011. We expect this loss in wireless wholesale revenue to have a negative impact on our operating income in future periods if it is not offset or replaced by increased operating income from other sources.

The wholesale portion of our U.S. Wireless revenue increased to $44.7 million for the three months ended March 31, 2011 from $22.9 million for the three months ended March 31, 2010, an increase of $21.8 million. The increase in wireless wholesale revenue was due to the $22.3 million of roaming revenue generated by the networks we acquired in the Alltel Acquisition offset by a   $0.5 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was a result of the overlapping of the Company’s networks with the networks of Verizon and AT&T as discussed above, as well as a decline in the rates we charge our carrier customers. Our Alltel Acquisition also increased our base stations from 586 as of March 31, 2010 to 1,588 as of March 31, 2011.

While we expect to see some increase in wireless wholesale revenue from our U.S. wireless business in geographical areas not impacted by Verizon’s or AT&T’s acquisition of Alltel networks, the pace of that increase in non-Alltel overlap markets is currently expected to be slower as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and recent reductions in roaming rates. Additional rate reductions, under previously contracted agreements, may also negatively affect our revenue growth in upcoming periods.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean.

International Wireless revenue increased by $4.0 million to $14.9 million for the three months ended March 31, 2011, from $10.9 million for the three months ended March 31, 2010. This increase was primarily generated by increased subscribers, volume, and new service launches in our Caribbean operations. Wireless subscribers in Guyana increased 6%, from approximately 286,000   subscribers as of March 31, 2010 to approximately 303,000 subscribers as of March 31, 2011.

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

In May 2011, we completed the merger of our Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a leading wireless provider in Bermuda.  As part of the merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellularOne brand under the leadership of BDC’s existing management team.  To effect the merger, we redeemed a portion of debt owed to us by BDC and exchanged our 58% ownership interest in BDC for a controlling 42% interest in the surviving entity. Keytech Limited, a telecommunications provider and former parent of M3 Wireless, also owns 42% of the merged BDC, while the remaining 16% is owned by current management and other pre-merger minority shareholders.  We will consolidate the results of the combined entity in its consolidated financial statements effective on the date of merger. Partly as a result of this merger, we expect that our International Wireless revenue will increase in future periods.

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

Wireline revenue increased by $0.2 million to $20.7 million for the three months ended March 31, 2011 from $20.5 million for the three months ended March 31, 2010. A $1.8 million decrease in international long distance revenue was offset by data revenue growth in Guyana and an increase in U.S. revenue and growth generated by the July 2010 launch of our new fiber optic submarine cable in Guyana. Our access lines in Guyana grew from approximately 148,000 lines as of March 31, 2010 to approximately 150,000 lines as of March 31, 2011, an increase of 1%. Revenue from the growth in access lines has been partially offset by a decrease in usage of those lines that is likely due to growth in usage of wireless service alternatives.

We also believe the decrease in international long distance revenue was a result of continued and considerable illegal bypass activities resulting in lost revenue opportunities, as well as an overall reduction in call volume into Guyana attributable to the current difficult global economic environment. In the U.S., we saw moderately increased revenue from our upstate New York network transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is partially offset by the decline in the residential data business, including dial-up internet services.

In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may continue to decrease, but such decreases may be offset by increased revenue from data services to consumer enterprises in Guyana, wholesale transport services in New York and integrated voice and data in Vermont and New Hampshire. We are in the process of expanding our network in New York and have been receiving a portion of a $39.7 million stimulus grant since the second half of 2010. We also expect to begin to receive stimulus funds beginning at the end of the second quarter of 2011 in connection with the expansion of our network in Vermont.

Equipment and Other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and Other revenue increased by $7.7 million to $8.2 million for the three months ended March 31, 2011, from $0.5 million for the three months ended March 31, 2010. The increase is due to equipment sales from our Alltel Acquisition. We have experienced increased equipment revenue as a result of a high rate of one-year subscriber contracts, signed prior to our acquisition of Alltel, coming up for renewal.  We expect that equipment revenue may decrease in future periods as we transition these subscribers from the one-year contracts to more traditional two-year contracts.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees increased by $40.7 million from $11.3 million for the three months ended March 31, 2010 to $52.0 million for the three months ended March 31, 2011, of which $39.0 million of the increase resulted from the expansion of operations due to the Alltel Acquisition.

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

Engineering and operations expenses increased by $15.4 million from $6.4 million for the three months ended March 31, 2010 to $21.8 million for the three months ended March 31, 2011 as a result of the Alltel Acquisition. Until we complete the transition of the network that we acquired as part of the Alltel Acquisition, we will incur higher than normal engineering and operations expenses.  Once that transition is substantially completed in the middle of 2011, we expect that engineering and operations expenses will continue to increase, albeit at a slower pace, as our networks expand and require additional support.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $28.7 million from $3.4 million for the three months ended March 31, 2010 to $32.1 million for the three months ended March 31, 2011.  Of this increase, $27.2 million was the result of the Alltel Acquisition as we incurred additional expenses primarily related to some overlap of expenses from the transition services being performed in connection with the Alltel Acquisition as well as an accelerated pace of customer contract renewals and extensions.

We expect that sales and marketing expenses will decrease as a percentage of revenue once the transition services are completed in the middle of 2011 but will remain higher than normal for the short term as we incur retention costs in an attempt to offset customer churn.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses increased from $0.7 million for the three months ended March 31, 2010 to $21.2 million for the three months ended March 31, 2011 as a result of the Alltel Acquisition. We expect that these expenses will decrease as a percentage of revenue in the near-term due to a high volume of handset upgrades related to the accelerated pace of customer contract renewals and extensions in 2010.

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

General and administrative expenses increased by $14.8 million from $10.8 million for the three months ended March 31, 2010 to $25.6 million for the three months ended March 31, 2011 mainly due to the Alltel Acquisition. We are currently in a transition period as we integrate the new Alltel business and are incurring incremental general and administrative expenses relating to that transition. During this transition period, which we expect to be substantially completed by the middle of 2011, we anticipate that we will incur higher than usual general and administrative expenses as certain significant costs continue to overlap with our already existing infrastructure. Once this transition period concludes, we expect that general and administrative expenses, as a percentage of revenue, will decrease.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions and integrations.

For the three months ended March 31, 2011, acquisition-related charges were $0.3 million, as compared to $4.8 million incurred in connection with the Alltel Acquisition during the three months ended March 31, 2010. We expect that acquisition-related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $14.7 million from $10.1 million for the three months ended March 31, 2010 to $24.8 million for the three months ended March 31, 2011. The increase is primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business and in the Caribbean.

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

Interest expense increased from $1.3 million for the three months ended March 31, 2010 to $3.8 million for the three months ended March 31, 2011, due to the amendment of our prior credit agreement, which increased both our outstanding debt and applicable interest rates on such debt. As of March 31, 2011, we had $261.3 million outstanding in term loans and $35.0 million in outstanding borrowings under our revolver loan. In addition, as of March 31, 2011, we had interest rate swap agreements in place covering $148.0 million of our outstanding borrowings.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.

Interest income decreased to $0.1 million from $0.2 million for three months ended March 31, 2011 and 2010, respectively. This decrease is a result of a decrease in our cash balances.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate includes our share of the earnings of an unconsolidated affiliate of our U.S. Wireless segment. Equity in earnings of an unconsolidated affiliate was $0.5 million for the three months ended March 31, 2011. We acquired this equity-method investment on April 26, 2010 in connection with the Alltel Acquisition and as such did not recognize any equity in earnings of an unconsolidated affiliate during the three months ended March 31, 2010.

Other income (expense).  Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.6 million for the three months ended March 31, 2011.  We did not recognize any other income (expense) during the three months ended March 31, 2010.

Income taxes.  Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions. Our effective tax rates for the three months ended March 31, 2010 and 2011 were 39% and 49%, respectively.  The increase in the effective tax rate was due to the mix of income generated in different jurisdictions.

Net Income Attributable to Non-Controlling Interests.  Net income attributable to non-controlling interests includes minority shareholders’ share of net losses in our less than wholly-owned subsidiaries. Net income attributable to non-controlling interests reflected an allocation of $0.1 million and $0.5 million for the three months ended March 31, 2010 and 2011, respectively.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  As a result of the above factors, net income increased to $4.5 million for the three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010. Also included in net income for the quarter ended March 31, 2011, was approximately $9.3 million (net of one-time items) of duplicate operating expenses relating to the transition of the legacy Alltel network, information technology and other systems, platforms and processes to our own.  We expect to substantially complete this transition during the middle of 2011. On a per share basis, net income increased from $0.26 per basic and per diluted share to $0.29 per basic and diluted share for the three months ended March 31, 2010 and 2011, respectively.

Segment results.  Upon the completion of the Alltel Acquisition, we restructured how we manage our business, and accordingly, modified our reportable segments. The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States. In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba. Integrated Telephony—International has been renamed International Integrated Telephony and has its assets located in Guyana. Integrated Telephony—Domestic has been renamed U.S. Wireline, and has its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. Reconciling items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our short-term cash needs for working capital and capital expenditures.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In addition, capital expenditures within the last several quarters have also included significant costs associated with network migration and development of operational and business support systems related to the Alltel Acquisition.

For the three months ended March 31, 2010 and 2011, we spent approximately $16.9 million and $16.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2010	$5,970	$4,435	$5,487	$335	$662	$16,889
2011	10,940	2,167	1,692	586	885	16,270

We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We expect to incur capital expenditures between $105 million and $120 million during 2011. Of this amount, we anticipate capital expenditures of between $70 million to $80 million in our U.S. Wireless business.

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2011, dividends to our stockholders were approximately $3.4 million, which reflects dividends declared on March 18, 2011 and paid on April 11, 2011. We have paid quarterly dividends for the last 50 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of March 31, 2011 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the three months ended March 31, 2011.

Sources of Cash

Total Liquidity at March 31, 2011.  As of March 31, 2011, we had approximately $47.0 million in cash and cash equivalents, an increase of $9.7 million from the December 31, 2010 balance of $37.3 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures.

Cash Generated by Operations.  Cash provided by operating activities was $21.0 million for the three months ended March 31, 2011 compared to $10.1 million for the three months ended March 31, 2010. The increase of $10.9 million was mainly due to increased net income and depreciation and amortization, as well as an increase in our provision for doubtful accounts.  Such increases were partially offset by a decrease in our working capital.

Cash Generated by Financing Activities.  Cash provided by financing activities was $4.5 million for the three months ended March 31, 2011 as compared to cash used by financing activities of $7.2 million for the three months ended March 31, 2010.  The $11.7 million increase was primarily the result of additional borrowings under our revolver loan.

On January 20, 2010 the Company amended and restated its existing credit facility with CoBank as Administrative Agent (the “2010 CoBank Credit Agreement”). The 2010 CoBank Credit Agreement provided for a $298.9 million credit facility, consisting of (i) a $73.9 million term loan (the “2010 Term Loan A”) which was the amount then outstanding under the 2008 Term Loan, (ii) a new $150.0 million term loan (the “2010 Term Loan B”), (iii) a $75.0 million revolver loan (the “2010 Revolver Loan”) and (iv) one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval (together with the

2010 Term Loan A, the 2010 Term Loan B and the 2010 Revolver Loan, the “2010 Credit Facility”). As discussed in Note 4, the Company partially funded the purchase price of the Alltel Acquisition with the $150 million 2010 Term Loan B and borrowed $40 million under the 2010 Revolver Loan.

On September 30, 2010, we entered into a second amended and restated credit facility with CoBank as Administrative Agent (the “Amended 2010 CoBank Credit Agreement”). The Amended 2010 CoBank Credit Agreement provides for a $370.2 million credit facility, consisting of (i) a $72.0 million term loan (the “Amended 2010 Term Loan A”), (ii) a $148.1 million term loan (the “Amended 2010 Term Loan B”), (iii) a new $50.0 million term loan (the “2010 Term Loan C”) and (iv) an expanded $100.0 million revolver loan of which we may use up to $10.0 million for standby or trade letters of credit and may use up to $10 million under a swingline sub-facility (the “Amended 2010 Revolver Loan,” and together with the Amended 2010 Term Loan A, Amended 2010 Term Loan B and 2010 Term Loan C, the “Amended 2010 Credit Facility”). The Amended 2010 Credit Facility also provides for one or more additional term loans up to an aggregate $50.0 million, subject to lender and administrative agent approval.

Upon the closing of the Amended 2010 Credit Facility, $72.0 million under the Amended 2010 Term Loan A and $148.1 million under the Amended 2010 Term Loan B remained outstanding from our prior credit facility. Also upon the closing of the Amended 2010 Credit Facility, we drew down $50.0 million under the 2010 Term Loan C, a portion of which was used to repay outstanding borrowings under our prior revolving loan. As of March 31, 2011, $35.0 million was outstanding under our Amended 2010 Revolver Loan.

The Amended 2010 Term Loan A, the Amended 2010 Term Loan B and the 2010 Term Loan C each mature on September 30, 2014, with certain quarterly repayment obligations described below, unless accelerated pursuant to an event of default, as described below. The Amended 2010 Revolver Loan matures on September 10, 2014, unless accelerated pursuant to an event of default, as described below. Amounts borrowed under the Amended 2010 Term Loan A, Amended 2010 Term Loan B, 2010 Term Loan C and the Amended 2010 Revolver Loan bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility to the Amended 2010 Revolver Loan, an applicable margin ranging from 2.00% to 3.25%). We are not required to apply a minimum LIBOR percentage for any loans bearing interest at the LIBOR rate. The base rate is equal to the higher of either (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR and (ii) the prime rate (as defined in the Amended 2010 Credit Agreement). The applicable margin is determined based on the ratio of our indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Agreement). Borrowings as of March 31, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.68%.

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

The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by the us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 CoBank Credit Agreement contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As of March 31, 2011, we were in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

The Amended 2010 CoBank Agreement provides for events of default customary for credit facilities of this type, including but not limited to non-payment, defaults on other debt, misrepresentation, breach of covenants, representations and warranties, insolvency and bankruptcy. After the occurrence of an event of default and for so long as it continues, the administrative agent or the requisite lenders (as defined in the Amended 2010 Credit Agreement) may increase the interest rate then in effect on all outstanding obligations by 2.0%. Upon an event of default relating to insolvency, bankruptcy or receivership, the amounts outstanding under the Amended 2010 Credit Facility will become immediately due and payable and the lender commitments will be automatically terminated. Upon the occurrence and continuation of any other event of default, the administrative agent and/or the requisite lenders may accelerate payment of all obligations and terminate the lenders’ commitments under the Amended 2010 CoBank Agreement.

As of March 31, 2011 and December 31, 2010, the total notional amount of cash flow hedges under our interest rate swap agreements was $148 million.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, and “Business—Guyana Regulation”in our Annual Report on Form 10-K for the year ended December 31, 2010.

Restrictions Under Credit Facility.  The Amended 2010 CoBank Credit Agreement contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (each as defined in the Amended 2010 CoBank Credit Agreement). As of March 31, 2011, we were in compliance with all of the financial covenants of the Amended 2010 CoBank Credit Agreement.

Capital Markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 13, 2010, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities in and out of Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update was effective for companies with interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which became effective for interim and annual reporting periods beginning after December 15, 2010. The Company has adopted the updated guidance in the first quarter of 2010 and the adoption did not have an impact on our financial position, results of operations, or cash flows.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of March 31, 2011, $148.0 million of our long term debt had a fixed rate by way of interest-rate swaps that effectively hedge our interest rate risk. The remaining $148.3 million of long term debt as of March 31, 2011 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K as filed with the SEC on March 16, 2011. The risks described in our 2010 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2011:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2011 — January 31, 2011	—		$—	—	$2,919,965
February 1, 2011 — February 28, 2011	2,751	(1)	$40.52	—	$2,919,965
March 1, 2011 — March 31, 2011	—		$—	—	$2,919,965

(1)          Represents shares purchased on February 11, 2011 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on February 11, 2011.

Item 5.  Other Information.

On May 6, 2011, the Company entered into standard indemnification agreements with each member of its Board of Directors and each of its executive officers.  Under these indemnification agreements, the Company agrees to indemnify these individuals to the fullest extent permitted by law and public policy for claims arising in their capacity as a director, officer or employee of the Company or any of its subsidiaries. Each of these individuals is only entitled to indemnification to the extent he acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Company, and, with respect to any criminal proceeding, he had no reasonable basis to believe that his conduct was unlawful. Subject to the applicable provisions of the Delaware General Corporation Law, the Company will reimburse each individual for expenses covered by the indemnification agreement within thirty days of the individual’s request for such payment.

Item 6. Exhibits

10.1	Form of Atlantic Tele-Network, Inc. Indemnification Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: May 10, 2011	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2011	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer