Form 10-Q
period 2011-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2011-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, the registrant had outstanding 15,400,355 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2011

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of our subscriber base; (2) our ability to maintain favorable roaming arrangements; (3) increased competition; (4) economic, political and other risks facing our foreign operations; (5) the loss of certain FCC and other licenses and other regulatory changes affecting our businesses; (6) rapid and significant technological changes in the telecommunications industry; (7) any loss of any key members of management; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (9) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (10) the occurrence of severe weather and natural catastrophes; (11) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; (12) our continued access to capital and credit markets and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. This Report contains trademarks, service marks and trade names such as “Alltel”, “CellOne”, “Cellink”, “Islandcom”, “Choice”, “Sovernet” and “ION” that are the property of, or licensed by, ATN, and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2010	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$37,330	46,777
Restricted cash	467	—
Accounts receivable, net of allowances of $13.8 million and $12.3 million, respectively	59,870	69,986
Materials and supplies	26,614	21,737
Deferred income taxes	15,787	15,787
Prepayments and other current assets	14,221	16,322
Total current assets	154,289	170,609
Property, plant and equipment, net	463,891	474,959
Telecommunications licenses	80,843	87,137
Goodwill	44,397	47,502
Trade name license, net	13,491	13,252
Customer relationships, net	49,031	46,390
Deferred income taxes	5,252	5,522
Other assets	17,002	18,472
Total assets	$828,196	$863,843
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,194	$17,791
Accounts payable and accrued liabilities	54,731	56,751
Dividends payable	3,394	3,397
Accrued taxes	9,413	8,713
Advance payments and deposits	17,398	16,923
Other current liabilities	41,172	37,087
Total current liabilities	138,302	140,662
Deferred income taxes	58,505	58,505
Other liabilities	30,304	28,848
Long-term debt, excluding current portion	272,049	289,691
Total liabilities	499,160	517,706
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,882,359 and 15,902,284 shares issued, respectively, and 15,383,181 and 15,400,355 shares outstanding, respectively	159	159
Treasury stock, at cost; 499,178 and 501,929 shares, respectively	(4,724)	(4,815)
Additional paid-in capital	113,002	118,418
Retained earnings	182,390	181,927
Accumulated other comprehensive loss	(7,059)	(7,628)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	283,768	288,061
Non-controlling interests	45,268	58,076
Total equity	329,036	346,137
Total liabilities and equity	$828,196	$863,843

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 and 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
REVENUE:
U.S. wireless:
Retail	$81,503	$95,410	$81,503	$195,079
Wholesale	39,550	51,870	62,486	96,567
International wireless	12,575	18,714	23,492	33,657
Wireline	23,230	20,886	43,751	41,557
Equipment and other	7,831	6,873	8,288	15,048
Total revenue	164,689	193,753	219,520	381,908
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	44,590	54,757	55,812	106,662
Engineering and operations	17,893	21,897	24,337	43,802
Sales and marketing	23,804	36,400	27,198	68,508
Equipment expense	17,585	17,964	18,298	39,156
General and administrative	23,460	30,773	34,234	56,386
Acquisition- related charges	11,041	316	15,834	567
Depreciation and amortization	18,542	25,369	28,611	50,160
Total operating expenses	156,915	187,476	204,324	365,241
Income from operations	7,774	6,277	15,196	16,667
OTHER INCOME (EXPENSE):
Interest expense	(2,387)	(4,260)	(3,654)	(8,072)
Interest income	84	110	238	230
Gain on bargain purchase, net of taxes of $18,016 for the three and six months ended June 30, 2010	27,024	—	27,024	—
Equity in earnings of an unconsolidated affiliate	290	239	290	755
Other income, net	226	4	230	599
Other income (expense), net	25,237	(3,907)	24,128	(6,488)
INCOME BEFORE INCOME TAXES	33,011	2,370	39,324	10,179
Income tax expense	7,969	1,052	10,425	4,882
NET INCOME	25,042	1,318	28,899	5,297
Net loss attributable to non-controlling interests, net of tax of $0.6 million and $0.4 million for the three months ended June 30, 2010 and 2011, respectively, and $1.2 million and $0.8 million for the six months ended June 30, 2010 and 2011, respectively.	(238)	497	(90)	1,015
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$24,804	$1,815	$28,809	$6,312
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$1.62	$0.12	$1.89	$0.41
Diluted	$1.60	$0.12	$1.86	$0.41
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,300	15,394	15,280	15,389
Diluted	15,478	15,497	15,463	15,491
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.20	$0.22	$0.40	$0.44

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2011

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,899	$5,297
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	(27,024)	—
Depreciation and amortization	28,611	50,160
Provision for doubtful accounts	3,917	3,856
Amortization of debt discount and debt issuance costs	647	873
Stock-based compensation	980	1,890
Deferred income taxes	5,159	118
Equity in earnings of an unconsolidated affiliate	(290)	(755)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(4,645)	(11,063)
Materials and supplies, prepayments, and other current assets	(8,559)	3,570
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	52,597	(7,968)
Accrued taxes	(5,576)	(700)
Other	(13,978)	(2,249)
Net cash provided by operating activities	60,738	43,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of business	(221,359)	—
Capital expenditures	(51,995)	(45,428)
Cash acquired in business combinations	53	4,087
Decrease in restricted cash	2,862	467
Other	(57)	—
Net cash used in investing activities	(270,496)	(40,874)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	150,000	—
Proceeds from borrowings under revolver loan, net of repayments	40,000	23,095
Principal repayments of term loan	(3,721)	(6,515)
Proceeds from stock option exercises	677	52
Dividends paid on common stock	(6,111)	(6,771)
Distributions to non-controlling interests	(861)	(1,608)
Payments of debt issuance costs	(3,053)	(931)
Repurchase of non-controlling interests	—	(446)
Investments made by non-controlling interests	225	507
Purchase of common stock	—	(91)
Net cash provided by financing activities	177,156	7,292
NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,602)	9,447
CASH AND CASH EQUIVALENTS, beginning of the period	90,247	37,330
CASH AND CASH EQUIVALENTS, end of the period	$57,645	$46,777

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

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

In the second quarter of 2011, the Company continued its expansion and completed the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda and entered into a joint venture with the Navajo Tribal Utility Authority (“NTUA”) to provide retail wireless services on the Navajo Nation.  For more information on the Bermuda merger and the NTUA joint venture, see Note 4 to the Consolidated Financial Statements included in this Report.  The Company actively evaluates additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2011:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink

Wireline	International Integrated Telephony	Guyana	GT&T, Emagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

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

Other new pronouncements issued but not effective until after June 30, 2011 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Alltel Wireless

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

In connection with the Alltel Acquisition, the Company incurred $15.8 million of external acquisition-related costs during the six months ended June 30, 2010 relating to legal, accounting and consulting services. The Company completed the transition of its Alltel customers to its own information technology and customer service platforms in July 2011.

Merger with M3 Wireless, Ltd.

On May 2, 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a wireless provider in Bermuda (the “CellOne Merger”).  As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellOne brand under the leadership of BDC’s existing management team.  As a result of the CellOne Merger, the Company’s 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity.  Since the Company owns the majority of seats on the combined entity’s board of directors and therefore controls its management and policies, the Company has consolidated the results of the combined entity in its consolidated financial statements effective on the date of the CellOne Merger.

The CellOne Merger was accounted for using the purchase method and M3’s results of operations since May 2, 2011 have been included in the Company’s Island Wireless segment as reported in Note 10. The total consideration of the CellOne Merger was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the CellOne Merger as determined by management. The consideration paid for M3 was determined based on the estimated fair value of the equity of M3.  The table below represents the assignment of the total consideration to the tangible and intangible assets and liabilities of M3 based on their merger date fair values (in thousands):

Total consideration	$6,655
Purchase price allocation:
Net working capital	$675
Property, plant and equipment	10,577
Customer relationships	2,600
Telecommunications licenses	6,100
Goodwill	3,105
Note payable- affiliate (see Note 6)	(7,012)
Other long term liabilities	(200)
Non-controlling interests	(9,190)
Net assets acquired	$6,655

The amortization period of the customer relationships is 12.0 years.  Revenues and net income for M3 since the completion of the merger were immaterial to the Company’s consolidated financial statements.  The value of the goodwill from the CellOne Merger can be attributed to a number of business factors including, but not limited to, the reputation of M3 as a retail provider of wireless services and a network operator, M3’s reputation for customer care and the strategic position M3 holds in Bermuda.

The following table reflects the unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2010 and 2011 as if the Alltel Acquisition and the CellOne Merger had occurred on January 1, 2010 (presented in thousands, except per share data):

	Three Months Ended June 30, 2010		Six Months ended June 30, 2010
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$164,689	$224,859	$219,520	$483,413
Net income	24,804	29,454	28,809	45,739
Earnings per share:
Basic	$1.62	$1.93	$1.89	$2.99
Diluted	1.60	1.90	1.86	2.96

	Three Months Ended June 30, 2011		Six Months ended June 30, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$193,753	$195,247	$381,908	$387,996
Net income	1,815	1,788	6,312	$6,847
Earnings per share:
Basic	$0.12	$0.12	$0.41	$0.44
Diluted	0.12	0.12	0.41	0.44

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the Alltel Acquisition and the CellOne Merger had been consummated on this date or of future operating results of the combined company following this transaction.

Joint Venture with Navajo Tribal Utility Authority

In April 2011, the Company entered into a joint venture with the Navajo Tribal Utility Authority (“NTUA”) to provide retail wireless service to residents of the Navajo Nation, which spans across parts of Arizona, New Mexico and Utah.  Commnet Wireless, LLC, through its wholly-owned subsidiary, contributed network-related equipment and other assets in exchange for a 49% controlling interest in the joint venture.  Since the Company controls the combined entity’s board of directors and therefore controls its management and policies, the joint venture will have its results of operations consolidated in the Company’s financial statements. The joint venture is also being partially funded by a $32.1 million broadband grant to NTUA from the National Telecommunications & Information Association as part of the American Reinvestment and Recovery Act.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011 are summarized as follows:

	December 31, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,962	—	5,962
Total assets measured at fair value	$9,322	$—	$9,322
Interest rate derivative (Note 7)	$—	$7,687	$7,687
Total liabilities measured at fair value	$—	$7,687	$7,687

	June 30, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,477	—	5,477
Total assets measured at fair value	$8,837	$—	$8,837
Interest rate derivative (Note 7)	$—	$8,658	$8,658
Total liabilities measured at fair value	$—	$8,658	$8,658

Money Market Funds and Certificates of Deposit

As of December 31, 2010 and June 30, 2011, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2010	June 30, 2011
Notes payable- Bank:
Term loans	$264,306	$258,209
Revolver loan	24,000	47,094
Note payable- Affiliate	—	6,592
Total outstanding debt	288,306	311,895
Less: current portion	(12,194)	(17,791)
Total long-term debt	276,112	294,104
Less: debt discount	(4,063)	(4,413)
Net carrying amount	$272,049	$289,691

Loan Facilities- Bank

On January 20, 2010, the Company amended and restated its then existing credit facility with CoBank (the “2010 Credit Facility”).  The 2010 Credit Facility provided for $223.9 million in term loans and a $75.0 million revolver loan.

On September 30, 2010, the Company further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the “Amended 2010 Credit Facility”) also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval.  As of June 30, 2011, $258.2 million was outstanding under the term loans and $47.1 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014.

Amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 2.00% to 3.25%). The applicable margin is determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of June 30, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.86%.

The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans. Under the terms of the Amended 2010 Credit Facility, the Company must also pay a commitment fee ranging from 0.50% to 0.75% of the average daily unused portion of the revolver loan over each calendar quarter.

The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. On June 30, 2011 the Company amended some of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of June 30, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

Note Payable- Affiliate

In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a $7.0 million term loan owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company’s Bermuda operations.  The term loan requires quarterly repayments of principal, matures on March 15, 2015 and bears interest at a rate of 7% per annum.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of June 30, 2010, the Company’s sole derivative instrument was an interest rate swap with a notional amount of $68 million that was designated as a cash flow hedge of interest rate risk. On July 26, 2010 and on December 31, 2010, the Company executed additional interest rate swaps with notional amounts of $30 million and $50 million, respectively, that were also designated as cash flow hedges of interest rate risk.  During the quarter ending June 30, 2011 the $30 million swap was reduced, as scheduled, to $25 million bringing the total notional amount of cash flow hedges to $143 million as of June 30, 2011.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through June 30, 2012, the Company estimates that an additional $4.0 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2010 and June 30, 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2010	June 30, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$7,687	$8,658
Total derivatives designated as hedging instruments		$7,687	$8,658

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and six months ended June 30, 2010 and 2011 (in thousands):

Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$(2,263)	Interest expense	$709
2011	Interest Rate Swap	(2,488)	Interest expense	1,042

Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$(3,083)	Interest expense	$1,422
2011	Interest Rate Swap	(4,012)	Interest expense	2,072

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2011, the fair value of the interest rate swaps liability position related to these agreements was $8.7 million. As of June 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under these agreements at their termination values of $8.7 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2010			2011
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$255,745	$26,687	$282,432	$283,768	$45,268	$329,036
Stock based compensation	981	—	981	1,890	—	1,890
Comprehensive income:
Net income	28,809	90	28,899	6,312	(1,015)	5,297
Other comprehensive income(loss)-
Translation Adjustment	—	—	—	13	—	13
Gain (loss) on interest rate swap (net of tax)	(1,900)	—	(1,900)	(583)	—	(583)
Total comprehensive income	26,909	90	26,999	5,742	(1,015)	4,727
Issuance of common stock upon exercise of stock options	677	—	677	52	—	52
Dividends declared on common stock	(6,123)	—	(6,123)	(6,775)	(1,607)	(8,382)
Non-controlling interests of acquired business	—	16,000	16,000	—	—	—
Distributions to non-controlling interests	—	(860)	(860)	—	—	—
Investments made by minority shareholders	—	225	225	—	3,507	3,507
Change in equity ownership of consolidated subsidiaries	—	—	—	3,475	11,923	15,398
Purchase of common shares	—	—	—	(91)	—	(91)
Equity, end of period	$278,189	$42,142	$320,331	$288,061	$58,076	$346,137

9.  NET INCOME PER SHARE

For the three and six months ended June 30, 2010 and 2011, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Basic weighted average common shares outstanding	15,300	15,394	15,280	15,389
Stock options	178	103	183	102
Diluted weighted-average common shares outstanding	15,478	15,497	15,463	15,491

The above calculations for the three months ended June 30, 2010 and 2011 do not include 114,000 and 293,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the six months ended June 30, 2010 and 2011, the calculation does not include 87,000 and 245,000 shares, respectively, related to certain stock options because the effect on such options was anti-dilutive.

10. SEGMENT REPORTING

Upon the completion of the Alltel Acquisition, the Company restructured how it manages its business, and accordingly, modified its reportable segments. The previously reported Rural Wireless segment has been combined with the operating results of Alltel and is now being reported as the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States. In addition, the previously reported Wireless Data segment has been merged into the Island Wireless segment which generates its revenue, and has its assets, in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba. Integrated Telephony—International has been renamed International Integrated Telephony and has its assets located primarily in Guyana. Integrated Telephony—Domestic has been renamed U.S. Wireline, and has its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. Reconciling items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

The following tables provide information for each operating segment (in thousands).  Previously reported periods have been revised, showing the effects of the new segment structure:

	For the Three Months Ended June 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$81,503	$—	$—	$—	$—	$81,503
Wholesale	39,550	—	—	—	—	39,550
International Wireless	—	6,311	6,264	—	—	12,575
Wireline	81	18,154	—	4,995	—	23,230
Equipment and Other	7,296	—	535	—	—	7,831
Total Revenue	128,430	24,465	6,799	4,995		164,689
Depreciation and amortization	12,527	4,245	965	727	78	18,542
Non-cash stock-based compensation	—	—	—	—	625	625
Operating income (loss)	15,892	7,899	(586)	3	(15,434)	7,774

	For the Six Months Ended June 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$81,503	$—	$—	$—	$—	$81,503
Wholesale	62,486	—	—	—	—	62,486
International Wireless	—	11,875	11,617	—	—	23,492
Wireline	81	33,750	—	9,920	—	43,751
Equipment and Other	7,296		992	—	—	8,288
Total Revenue	151,366	45,625	12,609	9,920	—	219,520
Depreciation and amortization	16,597	8,528	1,941	1,426	119	28,611
Non-cash stock-based compensation	—	—	—	10	970	980
Operating income (loss)	24,961	15,355	(1,584)	(112)	(23,424)	15,196

	For the Three Months Ended June 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$95,410	—	—	—	—	95,410
Wholesale	51,870	—	—	—	—	51,870
International Wireless	—	7,076	11,638	—	—	18,714
Wireline	139	15,674	—	5,073	—	20,886
Equipment and Other	5,830	—	1,043	—	—	6,873
Total Revenue	153,249	22,750	12,681	5,073	—	193,753
Depreciation and amortization	17,363	4,557	2,438	791	220	25,369
Non-cash stock-based compensation	58	—	—	—	754	812
Operating income (loss)	6,507	6,640	(2,440)	51	(4,481)	6,277

	For the Six Months Ended June 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$195,079	—	—	—	—	195,079
Wholesale	96,567	—	—	—	—	96,567
International Wireless	—	13,823	19,834	—	—	33,657
Wireline	278	31,176	—	10,103	—	41,557
Equipment and Other	13,431	—	1,617	—	—	15,048
Total Revenue	305,355	44,999	21,451	10,103	—	381,908
Depreciation and amortization	34,771	9,104	4,291	1,577	417	50,160
Non-cash stock-based compensation	367	—	—	—	1,523	1,890
Operating income (loss)	16,935	12,884	(4,103)	10	(9,059)	16,667

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2010:
Net fixed assets	$290,985	$129,222	$31,916	$8,437	$3,331	$463,891
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	536,341	169,006	65,549	22,847	34,453	828,196
June 30, 2011:
Net fixed assets	$291,951	125,792	41,782	8,327	7,107	474,959
Goodwill	32,148	—	7,863	7,491	—	47,502
Total assets	549,923	163,444	89,207	22,278	38,991	863,843

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2010	$25,456	$13,538	$9,413	$904	$2,684	$51,995
2011	30,762	8,198	3,486	1,220	1,762	45,428

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

Regulatory

Currently, the Company holds an exclusive license, issued by the Government of Guyana, to provide domestic fixed services and international voice and data services in Guyana.  The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for the Company, at its option, to extend the term for an additional twenty years, until December 2030.  The Company exercised its extension right in November of 2009.  In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses (“Draft Laws”), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company’s existing exclusive license.  In exercising the Company’s option to renew its licenses in 2009 and again in its comments to the Draft Laws submitted to the Government of Guyana in November 2010, the Company reiterated to the Government that it would be willing to voluntarily relinquish the exclusivity aspect of its licenses as part of an overall settlement of outstanding legal and regulatory issues between the Company and the Government.  On August 4, 2011 the Government of Guyana introduced legislation in the Guyanese Parliament that, among other things, would have the effect of terminating the Company’s exclusive license.  The Company cannot predict when or if the proposed legislation will be adopted by the Guyanese Parliament or subsequently implemented by the Minister of Telecommunications, however, the Government has indicated to the Company its expectation that the Draft Laws will be adopted during the third quarter of 2011. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of the exclusive license, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

Litigation

Since October 2010, we have been negotiating the renewal of our contract with the Guyana Postal and Telecommunications Workers Union (the “Guyana Union”), which represents more than half of our Guyana full-time work force.  Although the contract expired in October 2010, we have continued to operate under the expired contract’s terms and conditions. In April 2011, the Guyana Union notified the Company, via a letter to our Chairman, of its request to the Guyana Ministry of Labour for arbitration of the terms of the new contract.  In response, the Guyana Ministry of Labour has notified the parties that arbitration is premature, and has encouraged the parties to continue to follow collective bargaining procedures. At this time, the Company intends to continue good faith negotiations with the Guyana Union in hopes of reaching a mutual agreement and does not expect the results of such negotiations to have a material impact on its financial statements.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed in our Form 10-K for the year ended December 31, 2010, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2011.

12.  SUBSEQUENT EVENTS

See Note 11, “Regulatory” for a discussion of the status of the Government of Guyana’s draft legislation with respect to the Company’s telecommunications licenses in Guyana.

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

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

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

In the second quarter of 2011, we continued our expansion by completing the merger of our Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda and entering into a joint venture with the Navajo Tribal Utility Authority to provide retail wireless services on the Navajo Nation.  We actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2011:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink

Wireline	International Integrated Telephony	Guyana
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

We provide management, technical, financial, regulatory, customer support and marketing advisory services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

As discussed above, we have historically been dependent on our wholesale U.S. wireless business and International Integrated Telephony operations for a majority of our revenue and profits. The addition of our retail U.S. wireless business following the Alltel Acquisition on April 26, 2010 has shifted our reliance substantially to our U.S. Wireless segment, which now includes both our wholesale and retail U.S. wireless businesses. For the three months ended June 30, 2011, approximately 79% of our consolidated revenue was generated by our U.S. Wireless segment, while only 12% was generated by our International Integrated Telephony segment.

As of June 30, 2011, our U.S. retail wireless services were offered to approximately 639,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of June 30, 2011. Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. Our Alltel service offerings provide rate plans, advanced devices and features that include local and nationwide voice and data services on either a postpaid or prepaid basis. We offer several rate plans designed for customers to choose the flexibility that they desire for their calling preferences, and believe that the ability to offer nationwide calling to our customers is a key factor in our ability to remain competitive in the telecommunications market.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. Our customer activity may be influenced by traditional retail selling periods, which may be seasonal in nature, and other factors that arise in connection with our rural customer base. In late July 2011, we completed the transition we began in April 2010 of our Alltel customers from the legacy Alltel information technology systems and platforms to our own (the “Alltel Transition”). During this transition period, we experienced a significant net attrition of our wireless subscriber base (from 807,000 subscribers as of June 30, 2010 to 639,000 subscribers as of June 30, 2011) due to a number of anticipated factors, including (1) our elimination of an unprofitable indirect post-paid sales channel, (2) our loss of a major indirect prepaid distribution channel, (3) the realignment of our customer base to address customers whose primary usage occurred outside our territory, (4) the elimination of certain sales and credit practices of the divestiture trust regarding one year contacts and inordinate handset subsidies and (5) our adjustment of certain legacy collection and credit practices.  As a result of these actions and other initiatives, subscriber churn has improved significantly over the past two quarters and we currently expect the net attrition of our U.S. retail wireless subscriber base to end late in the third quarter.  We also expect subscriber levels to grow modestly and for churn to continue to improve through the end of 2011 as we are able to utilize the features of our own systems and platforms to refine and enhance our service offerings.

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

In addition, our wholesale revenue is an important part of our overall U.S. Wireless segment revenue because this revenue has a higher margin of profitability than our retail revenue. Wholesale revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rate we get paid from other carrier customers for serving that traffic. We provide wholesale roaming services in a number of areas in the U.S. including in areas in which we also have retail wireless operations such as the recently acquired Alltel markets. Historically, the growth in same site voice and data volumes and the number of operated sites has outpaced the decline in rates. However, during 2010, a significant decrease in the rates, particularly data rates, almost offset overall voice and data traffic growth, and we expect that growth in 2011 will continue to be partially offset by further decreased rates. We compete with other wireless service providers that operate networks in their markets and offer wholesale roaming services as well.

The most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure in a market in which they operate or choose not to roam on our networks, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers acquiring their own infrastructure in certain markets where they were historically served by us. This has already resulted in some loss, and is expected to continue to result in a significant loss, of wireless wholesale revenue and related operating income in future periods, which, if not offset by growth in other wholesale revenue generated or other sources, could materially reduce our overall operating profits. While we are not able to forecast the extent of this revenue impact precisely, we expect that at the very least such loss may more than offset any other organic growth in U.S. wholesale wireless revenue during these periods.

Acquisition of Alltel Assets

On April 26, 2010, we completed our acquisition of a portion of the former Alltel network from Verizon Wireless pursuant to the Purchase Agreement, dated June 9, 2009, by and between the Company and Verizon Wireless. Pursuant to the Alltel Acquisition, Verizon Wireless contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company whose membership interests were acquired by our wholly-owned subsidiary. In connection with the acquisition, the Company and Verizon Wireless entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for up to twenty eight years in connection with the continuing operation of the acquired assets. The purchase price of the acquisition was $200 million, plus approximately $21.4 million in connection with a customary net working capital adjustment and other fees and expenses. In late July 2011, we completed the Alltel Transition and terminated the transition services arrangement.

Merger with M3 Wireless, Ltd.

On May 2, 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a wireless provider in Bermuda (the “CellOne Merger”).  As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellOne brand under the leadership of BDC’s existing management team.  As a result of the CellOne Merger, the Company’s 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity.  Since the Company owns the majority of seats on the combined entity’s board of directors and therefore controls its management and policies, the Company has consolidated the results of the combined entity in its consolidated financial statements effective on the date of the CellOne Merger.

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

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, in April 2011, we formed a joint venture with NTUA and contributed network-related and other assets to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow the joint venture to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until the second half of 2011, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the three or six months ended June 30, 2011. The results of our wholesale U.S. wireless business are included in our “U.S. Wireless” segment.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and wireless services to community schools, colleges, libraries and state-owned buildings in the area. The funding of this project began during the second quarter of 2011. The results of our U.S. wireline business are included in our “U.S. Wireline” segment.

Results of Operations

Three Months Ended June 30, 2010 and 2011

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2010	2011	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$81,503	95,410	13,907	17.1%
Wholesale	39,550	51,870	12,320	31.2
International Wireless	12,575	18,714	6,139	48.8
Wireline	23,230	20,886	(2,344)	(10.1)
Equipment and Other	7,831	6,873	(958)	(12.2)
Total revenue	164,689	193,753	29,064	17.6
OPERATING EXPENSES:
Termination and access fees	44,590	54,757	10,167	22.8
Engineering and operations	17,893	21,897	4,004	22.4
Sales and marketing	23,804	36,400	12,596	52.9
Equipment expense	17,585	17,964	379	2.2
General and administrative	23,460	30,773	7,313	31.2
Acquisition-related charges	11,041	316	(10,725)	(97.1)
Depreciation and amortization	18,542	25,369	6,827	36.8
Total operating expenses	156,915	187,476	30,561	19.5
Income from operations	7,774	6,277	(1,497)	(19.3)
OTHER INCOME (EXPENSE):
Interest expense	(2,387)	(4,260)	(1,873)	78.5
Interest income	84	110	26	31.0
Gain on bargain purchase, net of taxes of $18,016 for the three months ended June 30, 2010	27,024	—	(27,024)	(100.0)
Equity in earnings of unconsolidated affiliate	290	239	(51)	(17.6)
Other income (expense), net	226	4	(222)	(98.2)
Other income, net	25,237	(3,907)	(29,144)	(115.5)
INCOME BEFORE INCOME TAXES	33,011	2,370	(30,641)	(92.8)
Income taxes	7,969	1,052	(6,917)	(86.8)
NET INCOME	25,042	1,318	(23,724)	(94.7)
Net loss attributable to non-controlling interests	(238)	497	735	(308.8)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$24,804	$1,815	$(22,989)	(92.7)%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations. Retail revenue is derived from access by our retail customers to and usage of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voicemail and other features.  Retail revenue also includes credits from the Universal Service Fund.  Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other, related, wholesale services such as the provision of network switching services and certain wholesale transport services.

Retail revenue

In late July 2011, we completed the Alltel Transition. As a result, we expect to be able to better drive subscriber additions, further control churn and optimize our service offerings beginning in the third quarter of 2011. These subscriber-related functions had been somewhat constrained during the transition period and, together with the realignment of our customer base, contributed to a continued decline in our U.S. retail wireless revenue during the transition period.

The retail portion of our U.S. Wireless revenue was $95.4 million for the three months ended June 30, 2011, substantially all of which is attributable to revenue generated by the Alltel Acquisition. U.S. retail wireless revenue was $81.5 million for the three months ended June 30, 2010, all of which followed the closing of our Alltel Acquisition in late April 2010.  The increase of $13.9 million is the result of the three months ended June 30, 2011 representing a full quarter of operations partially offset by a decrease in subscribers over the past year.

As of June 30, 2011, we had approximately 639,000 U.S. retail wireless subscribers (including 493,000 postpaid subscribers and 146,000 prepaid subscribers), a decrease of 35,000 from the approximate 674,000 subscribers we had as of March 31, 2011 and a decrease of 168,000 from the 807,000 subscribers we had as of June 30, 2010.  Gross additions to the U.S. retail wireless subscriber base were approximately 39,000 for the three months ended June 30, 2011, as compared to approximately 47,000 for the three months ended March 31, 2011.  We expect to experience moderately improved gross additions to our subscriber base in future periods as a result of the completion of the Alltel Transition of our customers to our own operating platform and billing system as well as new handset and service plan offerings.

Our overall U.S. retail wireless churn decreased from 4.29% for the three months ended March 31, 2011 to 3.73% for the three months ended June 30, 2011.  This improvement was the result of a more proactive approach in managing delinquent accounts by tightening our collection policies and procedures, eliminating certain high-churn distribution channels and providing our customers with better handset and service offerings.  Our churn also benefited from a decline in the number of subscribers coming off of one-year contracts signed prior to our acquisition of Alltel assets as we have transitioned our subscribers to more traditional two year contracts. We expect that the level of churn will decrease moderately in future periods as we continue to improve our credit policies and provide quality handset and service offerings.

Wholesale Revenue

Verizon’s acquisition of Alltel in 2009 has caused some loss of wireless wholesale revenue and also impacted our ability to grow wholesale wireless revenue as certain network assets acquired by Verizon overlap geographically with areas of our legacy U.S. roaming network where we previously provided wholesale roaming services to Verizon. Similarly, and of greater importance to us, AT&T’s 2010 acquisition of certain Alltel assets and the completion of its previously announced UMTS network build in those areas overlapping our network in the southwestern United States has negatively impacted wireless wholesale revenue in 2011. We expect this loss in wireless wholesale revenue to continue to have a negative impact on our operating income in future periods if it is not offset or replaced by increased operating income from other sources.

The wholesale portion of our U.S. Wireless revenue increased to $51.9 million for the three months ended June 30, 2011 from $39.6 million for the three months ended June 30, 2010, an increase of $12.3 million. The increase in wireless wholesale revenue was due to a $13.6 million increase of roaming revenue generated by the networks we acquired in the Alltel Acquisition.  The quarter ended June 30, 2011 represents a full quarter of operations including Alltel assets as compared to a partial period for the quarter ended June 30, 2010.  The increase was partially offset by a $1.3 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was a result of the overlapping of the Company’s networks with the networks of Verizon and AT&T as discussed above, as well as a decline in the rates we charge our carrier customers. These declines were partially offset by an increase in data roaming usage on our network.  Our base stations increased from 1,515 as of June 30, 2010 to 1,598 as of June 30, 2011.

While we expect some increase in wireless wholesale revenue from our U.S. wireless business in geographical areas not impacted by Verizon’s or AT&T’s acquisition of Alltel networks, the pace of that increase in non-Alltel overlap markets is currently expected to be slower as compared to the growth in previous periods due to a reduction in the number of new sites and base stations added and recent reductions in roaming rates. Additional rate reductions, under previously contracted agreements, may also negatively affect our revenue growth in upcoming periods.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean.

International Wireless revenue increased by $6.1 million to $18.7 million for the three months ended June 30, 2011, from $12.6 million for the three months ended June 30, 2010. This increase primarily resulted from the completion of the CellOne Merger on May 2, 2011, the acquisition of wireless operations in Aruba at the end of the second quarter 2010 and the growth in subscribers in both Guyana and the U.S. Virgin Islands.  International Wireless subscribers increased by 10% from 314,000 as of June 30, 2010 to 345,000 as of June 30, 2011, which includes Island Wireless subscribers doubling in number from 24,000 as of June 30, 2010 to 48,000 as of June 30, 2011 and subscribers in Guyana increasing by 2% from 290,000 as of June 30, 2010 to 297,000 as of June 30, 2011.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers, particularly in Guyana, means that subscribers and revenue could shift relatively quickly in future periods.

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

Wireline revenue decreased by $2.3 million to $20.9 million for the three months ended June 30, 2011 from $23.2 million for the three months ended June 30, 2010. A $1.4 million decrease in international long distance revenue in Guyana and a $1.6 million decrease in local access revenue were partially offset by data revenue growth in Guyana and growing U.S. wholesale transport revenue. Although the number of access lines in Guyana increased by 1%, from approximately 149,000 lines as of June 30, 2010 to approximately 150,000 lines as of June 30, 2011, we experienced lowered average usage per line during the second quarter of 2011.

We believe the decrease in international long distance revenue was a result of continued and considerable illegal bypass activities in Guyana resulting in lost revenue opportunities, as well as an overall reduction in call volume attributable to the current difficult global economic environment. In the U.S., we saw moderately increased revenue from our upstate New York wholesale transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is offset by a decline in the residential data business, including dial-up internet services.

In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may continue to decrease, particularly if the Government of Guyana adopts and enacts current draft legislation to issue new international long distance licenses to other providers in Guyana.  Over time, such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States. We are in the process of expanding our fiber network in New York and began receiving a portion of a $39.7 million stimulus grant in the second half of 2010. During the quarter ended June 30, 2011, we also began receiving a portion of the $33.4 stimulus grant in connection with the expansion of our fiber network in Vermont.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and Other revenue decreased by $0.9 million to $6.9 million for the three months ended June 30, 2011, from $7.8 million for the three months ended June 30, 2010.  Equipment revenue decreased as a result of the substantial completion of our transition of subscribers from one-year contracts to the more traditional two-year contracts.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees increased by $10.2 million from $44.6 million for the three months ended June 30, 2010 to $54.8 million for the three months ended June 30, 2011.  Such increase is the result of an increase in usage partially offset by a decrease in customer bad debt expense and also reflects a full quarter of results including the Alltel assets for the second quarter of 2011 as opposed to the partial quarter results in 2010 due to the acquisition of Alltel assets in late April 2010. Termination and access fees are expected to increase in future periods with expected growth in volume, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $4.0 million from $17.9 million for the three months ended June 30, 2010 to $21.9 million for the three months ended June 30, 2011 as a result of the Alltel Acquisition which was completed on April 26, 2010.   As such, 2011 reflects a full quarter of results including the Alltel assets as opposed to the partial quarter results in 2010.  We expect that engineering and operations expenses will continue to increase as our networks expand and require additional support. This increase, however, will be at a slower pace than in previous quarters due to the completion of the Alltel Transition.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $12.6 million from $23.8 million for the three months ended June 30, 2010 to $36.4 million for the three months ended June 30, 2011.  Of this increase, $10.7 million was attributable to the operations of the Alltel assets which incurred some overlap of expenses from the transition services being performed during the quarter.  We expect that sales and marketing expenses will decrease as a percentage of revenue as a result of the completion of the Alltel Transition but will remain higher than normal for the short term as we incur retention costs in an attempt to offset customer churn.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses increased by $0.4 million from $17.6 million for the three months ended June 30, 2010 to $18.0 million for the three months ended June 30, 2011. We expect that these expenses will decrease as a percentage of revenue in the near-term due to the accelerated pace of customer contract renewals and extensions we experienced in 2010 offset, however, by an increase in handset upgrades due to an increase in smartphone penetration.

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

General and administrative expenses increased by $7.3 million from $23.5 million for the three months ended June 30, 2010 to $30.8 million for the three months ended June 30, 2011 as a result of a full quarter of results including the Alltel assets in the second quarter of 2011 as compared to the partial second quarter of 2010 due to the acquisition of Alltel assets in late April 2010.  We incurred some overlap of expenses from the transition services being performed during the quarter.  As a percentage of revenues, we expect that general and administrative expenses will decrease as a result of our completion of the Alltel Transition.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or any integration related costs.

For the three months ended June 30, 2011, acquisition-related charges were $0.3 million, as compared to $11.0 million incurred in connection with the Alltel Acquisition during the three months ended June 30, 2010. We expect that acquisition-related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $6.9 million from $18.5 million for the three months ended June 30, 2010 to $25.4 million for the three months ended June 30, 2011. The increase is primarily due to the addition of the tangible and intangible assets acquired with the Alltel Acquisition and CellOne Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless segments.

We expect depreciation expense on our tangible assets to continue to increase as a result of ongoing network expansion in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense increased from $2.4 million for the three months ended June 30, 2010 to $4.3 million for the three months ended June 30, 2011, due to increased borrowings, additional cash flow hedges of interest rate risk entered into during July and December 2010, and applicable margins on our credit facility. As of June 30, 2011, we had $311.9 million in outstanding debt as compared to $260.2 million as of June 30, 2010.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.

Interest income remained consistent at $0.1 million as a result of relatively consistent average cash balances during the three months ended June 30, 2011 and 2010.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate in our U.S. Wireless segment was $0.2 million for the three months ended June 30, 2011 as compared to $0.3 million for the three months ended June 30, 2010.

Other income (expense).  Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.2 million for the three months ended June 30, 2010.  We did not recognize any other income (expense) during the three months ended June 30, 2011.

Income taxes.  Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions. Our effective tax rates for the three months ended June 30, 2010 and 2011 were 24% and 44%, respectively.  For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations.  Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company’s foreign tax credit carryforward.

Net (Income) Loss Attributable to Non-Controlling Interests.  Net (income) loss attributable to non-controlling interests includes minority shareholders’ share of net income or losses in our less than wholly-owned subsidiaries. Net (income) loss attributable to non-controlling interests reflected an allocation of $0.2 million of income and $0.5 million of losses for the three months ended June 30, 2010 and 2011, respectively.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $1.8 million for the three months ended June 30, 2011 from $24.8 million for the three months ended June 30, 2010.   Operating income decreased from $7.8 million to $6.3 million for the three months ended June 30, 2010 and 2011, respectively.  We expect that operating income will increase in future periods due to the completion of the Altell Transition.  Net income for the three months ended June 30, 2010 was also positively impacted by a one-time bargain purchase gain related to the Alltel Acquisition.  On a per share basis, net income decreased from $1.60 per diluted share to $0.12 per diluted share for the three months ended June 30, 2010 and 2011, respectively.

Six Months Ended June 30, 2010 and 2011

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2010	2011	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$81,503	195,079	113,576	139.4%
Wholesale	62,486	96,567	34,081	54.5
International Wireless	23,492	33,657	10,165	43.3
Wireline	43,751	41,557	(2,194)	(5.0)
Equipment and Other	8,288	15,048	6,760	81.6
Total revenue	219,520	381,908	162,388	74.0
OPERATING EXPENSES:
Termination and access fees	55,812	106,662	50,850	91.1
Engineering and operations	24,337	43,802	19,465	80.0
Sales and marketing	27,198	68,508	41,310	151.9
Equipment expense	18,298	39,156	20,858	114.0
General and administrative	34,234	56,386	22,152	64.7
Acquisition-related charges	15,834	567	(15,267)	(96.4)
Depreciation and amortization	28,611	50,160	21,549	75.3
Total operating expenses	204,324	365,241	160,917	78.8
Income from operations	15,196	16,667	1,471	9.7
OTHER INCOME (EXPENSE):
Interest expense	(3,654)	(8,072)	(4,418)	120.9
Interest income	238	230	(8)	3.4
Gain on bargain purchase, net of taxes of $18,016 for the six months ended June 30, 2010	27,024	—	(27,024)	(100.0)
Equity in earnings of unconsolidated affiliate	290	755	465	160.3
Other income (expense), net	230	599	369	160.4
Other income, net	24,128	(6,488)	(30,616)	(126.9)
INCOME BEFORE INCOME TAXES	39,324	10,179	(29,145)	(74.1)
Income taxes	10,425	4,882	(5,543)	(53.2)
NET INCOME	28,899	5,297	(23,602)	(81.7)
Net loss attributable to non-controlling interests	(90)	1,015	1,105	1,227.8
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$28,809	$6,312	$(22,497)	(78.1)%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations.

Retail revenue

The retail portion of our U.S. Wireless revenue was $195.1 million for the six months ended June 30, 2011, substantially all of which is attributable to revenue generated by the Alltel Acquisition. U.S. retail wireless revenue was $81.5 million for the six months ended June 30, 2010 all of which followed the closing of our Alltel Acquisition in late April 2010.  The increase of $113.6 million is the result of 2011 representing a full six months of operations partially offset by a decrease in subscribers.

As of June 30, 2011, we had approximately 639,000 U.S. retail wireless subscribers (including 493,000 postpaid subscribers and 146,000 prepaid subscribers), a decrease of 35,000 from the approximate 674,000 subscribers we had as of March 31, 2011 and a decrease of 168,000 from the 807,000 subscribers we had as of June 30, 2010.

Wholesale Revenue

The wholesale portion of our U.S. Wireless revenue increased to $96.6 million for the six months ended June 30, 2011 from $62.5 million for the six months ended June 30, 2010, an increase of $34.1 million. The increase in wireless wholesale revenue was due to a $35.9 million increase of roaming revenue generated by the networks we acquired in the Alltel Acquisition in April 2010 offset by a $2.0 million decrease in revenues from our legacy U.S. roaming network. Such decrease from our legacy U.S. roaming network was a result of the overlapping of the Company’s networks with the networks of Verizon and AT&T as discussed above, as well as a decline in the rates we charge our carrier customers partially offset by an increase in data volumes.

International Wireless revenue.  International Wireless revenue increased by $10.2 million to $33.7 million for the six months ended June 30, 2011, from $23.5 million for the six months ended June 30, 2010. This increase primarily resulted from the Company’s completion of the CellOne Merger, Ltd. in Bermuda on May 2, 2011, the acquisition of wireless operations in Aruba at the end of the second quarter 2010 and the growth in subscribers in both Guyana and the U.S. Virgin Islands.    International Wireless subscribers increased by 10% from 314,000 as of June 30, 2010 to 345,000 as of June 30, 2011, which includes Island Wireless subscribers doubling in number from 24,000 as of June 30, 2010 to 48,000 as of June 30, 2011 and subscribers in Guyana increasing by 2% from 290,000 as of June 30, 2010 to 297,000 as of June 30, 2011.

Wireline revenue.  Wireline revenue decreased by $2.2 million to $41.6 million for the six months ended June 30, 2011 from $43.8 million for the six months ended June 30, 2010. A $3.2 million decrease in international long distance revenue in Guyana was offset by data revenue growth in Guyana and growing U.S. wholesale transport revenue. Although the number of access lines in Guyana increased by 1%, approximately 149,000 lines as of June 30, 2010 to approximately 150,000 lines as of June 30, 2011, we experienced lowered average usage per line in the six months ended June 30, 2011.

Equipment and Other revenue.  Equipment and Other revenue increased by $6.7 million to $15.0 million for the six months ended June 30, 2011, from $8.3 million for the six months ended June 30, 2010. The increase is due to equipment sales from our Alltel Acquisition.

Termination and access fee expenses.  Termination and access fees increased by $50.8 million from $55.9 million for the six months ended June 30, 2010 to $106.7 million for the six months ended June 30, 2011.  Such increase is the result of an increase in usage partially offset by a decrease in customer bad debt expense and also reflects a full six months of results including the Alltel assets as opposed to the partial period results in 2010 due to the acquisition of Alltel assets in late April 2010.

Engineering and operations expenses.  Engineering and operations expenses increased by $19.4 million from $24.3 million for the six months ended June 30, 2010 to $43.7 million for the six months ended June 30, 2011 as a result of the Alltel Acquisition which was completed on April 26, 2010.   As such, 2011 reflects a full six month period of results including the Alltel assets as opposed to the partial period results in 2010.

Sales, marketing and customer service expenses. Sales and marketing expenses increased by $41.3 million from $27.2 million for the six months ended June 30, 2010 to $68.5 million for the six months ended June 30, 2011.  Of this increase, $3.4 million was attributable to increased advertising and promotional campaigns while the remaining $37.9 million was attributable to the ongoing operations of the Alltel assets (including some overlap of expenses from transition services performed during the six month period).

Equipment expenses.  Equipment expenses increased by $20.9 million from $18.3 million for the six months ended June 30, 2010 to $39.2 million for the six months ended June 30, 2011 as a result of the Alltel Acquisition.

General and administrative expenses.  General and administrative expenses increased by $22.2 million from $34.2 million for the six months ended June 30, 2010 to $56.4 million for the six months ended June 30, 2011 as a result of a full six months of results for the assets acquired in the Alltel acquisition which was completed on April 26, 2010 as well as the overlap of some expenses from the transition services.

Acquisition-related charges.  For the six months ended June 30, 2011, acquisition-related charges were $0.6 million, as compared to $15.8 million incurred in connection with the Alltel Acquisition during the six months ended June 30, 2010.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $21.6 million from $28.6 million for the six months ended June 30, 2010 to $50.2 million for the six months ended June 30, 2011. The increase is primarily due to the addition of the tangible and intangible assets acquired with the Alltel Acquisition and CellOne Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless businesses.

Interest expense.  Interest expense increased from $3.7 million for the six months ended June 30, 2010 to $8.1 million for the six months ended June 30, 2011, due to increased borrowings, additional cash flow hedges of interest rate risk entered into during July and December 2010 and applicable margins on our credit facility. As of June 30, 2011, we had $311.9 million in outstanding debt as compared to $260.2 million as of June 30, 2010.

Interest income.  Interest income remained consistent at $0.2 million for the six months ended June 30, 2011 and 2010 as our average cash balances remained relatively consistent.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate was $0.8 million for the six months ended June 30, 2011 as compared to $0.3 million for the six months ended June 30, 2010. We acquired this equity-method investment on April 26, 2010 in connection with the Alltel Acquisition.

Other income (expense).  Other income was $0.2 million and $0.6 million for the six months ended June 30, 2010 and 2011, respectively.

Income taxes.  Our effective tax rates for the six months ended June 30, 2010 and 2011 were 27% and 48%, respectively.  For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations.  Partially offsetting this reduction was a $5.2 million expense related to an increase in valuation allowance against the Company’s foreign tax credit carryforward.

Net Income Attributable to Non-Controlling Interests.  Net (income) loss attributable to non-controlling interests includes minority shareholders’ share of net income or losses in our less than wholly-owned subsidiaries. Net (income) loss attributable to non-controlling interests reflected an allocation of $0.1 million of income and $1.0 million of losses for the six months ended June 30, 2010 and 2011, respectively.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $6.3 million for the six months ended June 30, 2011 from $28.8 million for the six months ended June 30, 2010.   The six months ended June 30, 2010 was positively impacted by a one-time bargain purchase gain related to the Alltel Acquisition of $27.0 million partially offset by acquisition related-charges associated with the Alltel Acquisition of $15.8 million.  On a per share basis, net income decreased from $1.86 per diluted share to $0.41 per diluted share for the six months ended June 30, 2010 and 2011, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 11 to the Consolidated Financial Statements included in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In addition, capital expenditures within the last several quarters have also included significant costs associated with network migration and development of operational and business support systems related to the Alltel Acquisition.

For the six months ended June 30, 2010 and 2011, we spent approximately $52.0 million and $45.4 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended June 30,
2010	$25,456	$13,538	$9,413	$904	$2,684	$51,995
2011	30,762	8,198	3,486	1,220	1,762	45,428

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2011, dividends to our stockholders were approximately $6.8 million, which includes dividends declared in June 2011 and paid in July 2011. We have paid quarterly dividends for the last 51 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of June 30, 2011 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We have not repurchased any shares under this plan since 2005.

Sources of Cash

Total Liquidity at June 30, 2011.  As of June 30, 2011, we had approximately $46.8 million in cash and cash equivalents, an increase of $9.5 million from the December 31, 2010 balance of $37.3 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures.

Cash Generated by Operations.  Cash provided by operating activities was $43.0 million for the six months ended June 30, 2011 compared to $60.1 million for the six months ended June 30, 2010. The decrease of $17.1 million was mainly due to a decrease in working capital.

Cash Generated by Financing Activities.  Cash provided by financing activities was $7.3 million for the six months ended June 30, 2011 as compared to cash provided by financing activities of $177.2 million for the six months ended June 30, 2010.  The $169.9 million decrease was primarily the result of borrowings under our credit facility in 2010 which were used to finance the Alltel Acquisition.

On January 20, 2010, we amended and restated our then existing credit facility with CoBank (the “2010 Credit Facility”).   The 2010 Credit Facility provided for $223.9 million in term loans and a $75.0 million revolver loan.

On September 30, 2010, we further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the “Amended 2010 Credit Facility”) also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval.  As of June 30, 2011, $258.2 million was outstanding under the term loans and $47.1 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014.

Amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 3.50% to 4.75% or (ii) a base rate plus an applicable margin ranging from 2.50% to 3.75% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 2.00% to 3.25%). The applicable margin is determined based on the ratio of our indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of June 30, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.86%.

We may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans. Under the terms of the Amended 2010 Credit Facility, we must also pay a commitment fee ranging from 0.50% to 0.75% of the average daily unused portion of the revolver loan over each calendar quarter.

The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. On June 30, 2011 we amended some of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of June 30, 2011, we were in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

In connection with the CellOne Merger with M3 Wireless, Ltd., we assumed a $7.0 million term loan owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in our Bermuda operations.  The term loan requires quarterly repayments of principal and interest, matures on March 15, 2015 and bears interest at a rate of 7% per annum.

As of June 30, 2011 and December 31, 2010, the total notional amount of cash flow hedges under our interest rate swap agreements was $143 million.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of tax and regulatory risks in Guyana that could have a material adverse impact on our liquidity, see “Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, and “Business—Guyana Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Restrictions Under Credit Facility.  The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (each as defined in the Amended 2010 Credit Facility). On June 30, 2011 we amended some of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  On June 30, 2011 the Company amended some of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of June 30, 2011, we were in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

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

Other new pronouncements issued but not effective until after June 30, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of June 30, 2011, $143.0 million of our long term debt had a fixed rate by way of interest-rate swaps that effectively hedge our interest rate risk. The remaining $168.9 million of long term debt as of June 30, 2011 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2011 — April 30, 2011	—	$—	—	$2,919,965
May 1, 2011 — May 31, 2011	—	$—	—	$2,919,965
June 1, 2011 — June 30, 2011	—	$—	—	$2,919,965

Item 6. Exhibits

10.1

Amendment and Confirmation Agreement dated as of June 30, 2011 by and among Atlantic Tele-Network, Inc. as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on June 30, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 9, 2011	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2011	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer