Form 10-Q
period 2011-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2011-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the registrant had outstanding 15,407,318 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2011

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of our subscriber base; (2) our ability to maintain favorable roaming arrangements; (3) increased competition; (4) economic, political and other risks facing our foreign operations; (5) the loss of certain FCC and other licenses, USF funds and other regulatory changes affecting our businesses; (6) rapid and significant technological changes in the telecommunications industry; (7) any loss of any key members of management; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (9) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (10) the occurrence of severe weather and natural catastrophes; (11) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; (12) our continued access to capital and credit markets and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 16, 2011. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to Atlantic Tele-Network, Inc. and its subsidiaries, unless the context indicates otherwise. This Report contains trademarks, service marks and trade names such as “Alltel”, “CellOne”, “Cellink”, “Islandcom”, “Choice”, “Sovernet”, “ION” and “MIO” that are the property of, or licensed by, ATN, and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2010	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$37,330	$52,113
Restricted cash	467	—
Accounts receivable, net of allowances of $13.8 million and $16.4 million, respectively	59,870	79,710
Income tax refund receivable	—	9,623
Materials and supplies	26,614	15,918
Deferred income taxes	15,787	15,752
Prepayments and other current assets	14,221	12,041
Total current assets	154,289	185,157
Property, plant and equipment, net	463,891	471,157
Telecommunications licenses	80,843	87,365
Goodwill	44,397	47,502
Trade name license, net	13,491	13,132
Customer relationships, net	49,031	43,801
Deferred income taxes	5,252	—
Other assets	17,002	18,259
Total assets	$828,196	$866,373
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,194	$20,589
Accounts payable and accrued liabilities	54,731	56,466
Dividends payable	3,394	3,553
Accrued taxes	9,413	18,475
Advance payments and deposits	17,398	17,547
Other current liabilities	41,172	31,235
Total current liabilities	138,302	147,865
Deferred income taxes	58,505	59,738
Other liabilities	30,304	30,515
Long-term debt, excluding current portion	272,049	274,122
Total liabilities	499,160	512,240
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,882,359 and 15,909,784 shares issued, respectively, and 15,383,181 and 15,407,318 shares outstanding, respectively	159	159
Treasury stock, at cost; 499,178 and 502,466 shares, respectively	(4,724)	(4,853)
Additional paid-in capital	113,002	119,329
Retained earnings	182,390	189,720
Accumulated other comprehensive loss	(7,059)	(9,432)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	283,768	294,923
Non-controlling interests	45,268	59,210
Total equity	329,036	354,133
Total liabilities and equity	$828,196	$866,373

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2011

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
REVENUE:
U.S. wireless:
Retail	$108,828	$89,143	$190,331	$284,221
Wholesale	49,952	57,048	112,437	153,615
International wireless	13,948	20,461	37,376	53,771
Wireline	20,829	21,748	64,580	63,305
Equipment and other	11,403	5,946	19,756	21,341
Total revenue	204,960	194,346	424,480	576,253
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	53,031	49,075	108,843	155,736
Engineering and operations	22,347	20,165	46,685	63,967
Sales and marketing	36,333	34,366	63,531	102,873
Equipment expense	27,907	13,683	46,205	52,838
General and administrative	27,495	25,012	61,728	81,401
Acquisition- related charges	47	98	15,881	664
Depreciation and amortization	23,974	26,698	52,585	76,858
Gain on disposition of long-lived assets	—	(2,397)	—	(2,397)
Total operating expenses	191,134	166,700	395,458	531,940
Income from operations	13,826	27,646	29,022	44,313
OTHER INCOME (EXPENSE):
Interest expense	(3,202)	(4,320)	(6,857)	(12,392)
Interest income	90	99	329	329
Gain on bargain purchase, net of taxes of $18,016 for the three and nine months ended September 30, 2010	—	—	27,024	—
Equity in earnings of an unconsolidated affiliate	166	729	456	1,484
Other income, net	204	255	435	854
Other income (expense), net	(2,742)	(3,237)	21,387	(9,725)
INCOME BEFORE INCOME TAXES	11,084	24,409	50,409	34,588
Income tax expense	5,022	11,193	15,447	16,074
NET INCOME	6,062	13,216	34,962	18,514
Net loss (income) attributable to non-controlling interests, net of tax of $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2011, respectively, and $1.8 million and $1.4 million for the nine months ended September 30, 2010 and 2011, respectively.	303	(1,880)	212	(866)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$6,365	$11,336	$35,174	$17,648
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.41	$0.74	$2.30	$1.15
Diluted	$0.41	$0.73	$2.27	$1.14
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,349	15,401	15,303	15,393
Diluted	15,502	15,489	15,476	15,490
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.22	$0.23	$0.62	$0.67

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2011

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,962	$18,514
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	(27,024)	—
Depreciation and amortization	52,585	76,858
Provision for doubtful accounts	10,993	5,157
Amortization of debt discount and debt issuance costs	1,014	1,420
Stock-based compensation	1,536	2,660
Deferred income taxes	5,302	177
Equity in earnings of an unconsolidated affiliate	(456)	(1,484)
Gain on disposition of long-lived assets	—	(2,397)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(12,002)	(22,088)
Materials and supplies, prepayments, and other current assets	(17,550)	13,670
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	69,194	(13,478)
Accrued taxes	(9,971)	7,373
Other	(8,237)	(1,645)
Net cash provided by operating activities	100,346	84,737
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business	(225,551)	—
Capital expenditures	(91,632)	(65,850)
Cash acquired in business combinations	53	4,087
Proceeds from disposition of long-lived assets	—	1,200
Decrease in restricted cash	4,782	467
Other	(57)	—
Net cash used in investing activities	(312,405)	(60,096)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	200,000	—
Proceeds from borrowings under revolver loan	40,000	93,153
Principal repayments of term loan	(46,520)	(9,984)
Principal repayments of revolver loan	—	(79,619)
Proceeds from stock option exercises	1,551	193
Dividends paid on common stock	(9,186)	(10,159)
Distributions to non-controlling interests	(1,239)	(2,531)
Payments of debt issuance costs	(4,322)	(1,020)
Investments made by non-controlling interests	3,338	684
Repurchase of non-controlling interests	—	(446)
Purchase of common stock	—	(129)
Net cash provided by (used in) financing activities	183,622	(9,858)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,437)	14,783
CASH AND CASH EQUIVALENTS, beginning of the period	90,247	37,330
CASH AND CASH EQUIVALENTS, end of the period	$61,810	$52,113

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

In the second quarter of 2010, the Company completed the acquisition of its U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”) and in the third quarter of 2011, completed the migration of the Alltel assets to the Company’s own information technology systems, telecommunications networks and platforms. Since 2005, revenue from U.S. operations has significantly grown as a percentage of consolidated revenue and as a result of the Alltel Acquisition, a substantial majority of the Company’s consolidated revenue is now generated in the United States, mainly through mobile wireless operations. For more information about the Alltel Acquisition, see Note 4 to the Consolidated Financial Statements included in this Report.

In the second quarter of 2011, the Company continued its expansion by completing the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda.  For more information on the merger in Bermuda, see Note 4 to the Consolidated Financial Statements included in this Report.  The Company actively evaluates additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2011:

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. The Company is currently evaluating the impact of ASU 2011-05.

Other new pronouncements issued but not effective until after September 30, 2011 are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

4.  ACQUISITIONS

Alltel Wireless

On April 26, 2010, the Company completed its acquisition of wireless assets (the “Alltel Acquisition”) from Cellco Partnership d/b/a Verizon Wireless (“Verizon”). Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to its wholly-owned subsidiary limited liability company, whose membership interests were acquired by the Company’s subsidiary, Allied Wireless Communications Corporation (“AWCC”).

The Company funded the purchase price of $221.4 million, which included the purchase of $15.8 million of net working capital, as defined in the agreement, with $190.0 million of borrowings from its credit facility and $31.4 million of cash-on-hand.

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

The gain related to the Alltel Acquisition was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets. This gain, recognized on the bargain purchase, was included in Other Income in the Company’s results during the second quarter of 2010.  In connection with the Alltel Acquisition, the Company incurred $15.8 million of external acquisition-related costs during the nine months ended September 30, 2010 relating to legal, accounting and consulting services. The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

The Company completed the transition of its Alltel customers to its own information technology and customer service platforms in July  2011 and as a result, eliminated most of the duplicate costs associated with the migration in the third quarter of 2011.

Merger with M3 Wireless, Ltd.

On May 2, 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a wireless provider in Bermuda (the “CellOne Merger”).  As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellOne brand.  As a result of the CellOne Merger, the Company’s 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity.  Since the Company has the right to designate the majority of seats on the combined entity’s board of directors and therefore controls its management and policies, the Company has consolidated the results of the combined entity in its consolidated financial statements effective on the date of the CellOne Merger.

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

The amortization period of the customer relationships is 12.0 years.  Revenues and net income for M3 since the completion of the merger were immaterial to the Company’s consolidated financial statements.  The value of the goodwill, which was generated in Bermuda, a non-taxable jurisdiction, from the CellOne Merger can be attributed to a number of business factors including, but not limited to, the reputation of M3 as a retail provider of wireless services and a network operator, M3’s reputation for customer care and the strategic position M3 holds in Bermuda.

The following table reflects the unaudited pro forma results of operations of the Company for the three and nine months ended September  30, 2010 and 2011 as if the Alltel Acquisition and the CellOne Merger had occurred on January 1, 2010 (presented in thousands, except per share data):

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$204,960	$209,809	$424,480	$693,223
Net income	6,365	6,475	35,174	52,214
Earnings per share:
Basic	$0.41	$0.42	$2.30	$3.41
Diluted	0.41	0.42	2.27	3.37

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$194,346	$195,840	$576,253	$582,341
Net income	11,336	11,309	17,648	$18,183
Earnings per share:
Basic	$0.74	$0.73	$1.15	$1.18
Diluted	0.73	0.73	1.14	1.17

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2011 are summarized as follows:

	December 31, 2010
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	5,962	—	5,962
Total assets measured at fair value	$9,322	$—	$9,322
Interest rate derivative (Note 7)	$—	$7,687	$7,687
Total liabilities measured at fair value	$—	$7,687	$7,687

	September 30, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,437	$—	$3,437
Money market funds	8,185	—	8,185
Total assets measured at fair value	$11,622	$—	$11,622
Interest rate derivative (Note 7)	$—	$11,663	$11,663
Total liabilities measured at fair value	$—	$11,663	$11,663

Money Market Funds and Certificates of Deposit

As of December 31, 2010 and September 30, 2011, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2010	September 30, 2011
Notes payable- Bank:
Term loans	$264,306	$255,161
Revolver loan	24,000	37,532
Note payable- Affiliate	—	6,172
Total outstanding debt	288,306	298,865
Less: current portion	(12,194)	(20,589)
Total long-term debt	276,112	278,276
Less: debt discount	(4,063)	(4,154)
Net carrying amount	$272,049	$274,122

Loan Facilities- Bank

On January 20, 2010, the Company amended and restated its then existing credit facility with CoBank (the “2010 Credit Facility”).  The 2010 Credit Facility provided for $223.9 million in term loans and a $75.0 million revolver loan.

On September 30, 2010, the Company further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the “Amended 2010 Credit Facility”) also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval.  As of September 30, 2011, $255.2 million was outstanding under the term loans and $37.5 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014.  The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans.

As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.750% to 4.250% or (ii) a base rate plus an applicable margin ranging from 1.750% to 3.250% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.250% to 2.750%). The applicable margin is determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of September 30, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.43%.

Under the terms of the Amended 2010 Credit Facility, the Company must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 the Company amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of September 30, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

Note Payable- Affiliate

In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company’s Bermuda operations.  The term loan requires quarterly repayments of principal, matures on March 15, 2015 and bears interest at a rate of 7% per annum.

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

As of September 30, 2010, the Company’s only two derivative instruments were interest rate swaps with an aggregate notional amount of $98 million which were designated as a cash flow hedge of interest rate risk. On December 31, 2010, the Company executed an additional interest rate swap with a notional amount of $50 million, that was also designated as a cash flow hedge of interest rate risk.  During 2011, a $30 million swap was reduced, as scheduled, to $25 million bringing the total notional amount of cash flow hedges to $143 million as of September 30, 2011.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through September 30, 2012, the Company estimates that an additional $3.8 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the current variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2010 and September 30, 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2010	September 30, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$7,687	$11,663
Total derivatives designated as hedging instruments		$7,687	$11,663

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and nine months ended September 30, 2010 and 2011 (in thousands):

Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$(2,010)	Interest expense	$781
2011	Interest Rate Swap	(3,005)	Interest expense	1,059

Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$(5,093)	Interest expense	$2,203
2011	Interest Rate Swap	(7,017)	Interest expense	3,131

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2011, the fair value of the interest rate swaps liability position related to these agreements was $11.7 million. As of September 30, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under these agreements at their termination values of $11.7 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Nine Months Ended September 30,
	2010			2011
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$255,746	$26,687	$282,433	$283,768	$45,268	$329,036
Stock based compensation	1,537	—	1,537	2,660	—	2,660
Comprehensive income:
Net income	35,174	(212)	34,962	17,648	866	18,514
Other comprehensive income(loss)- Translation Adjustment	(8)	—	(8)	13	—	13
Loss on interest rate swap (net of tax)	(3,057)	—	(3,057)	(2,385)	—	(2,385)
Total comprehensive income	32,109	(212)	31,897	15,276	866	16,142
Issuance of common stock upon exercise of stock options	1,552	—	1,552	193	—	193
Dividends declared on common stock	(9,506)	—	(9,506)	(10,320)	—	(10,320)
Non-controlling interests of acquired business	—	17,947	17,947	—	—	—
Distributions to non-controlling interests	—	(1,237)	(1,237)	—	(2,531)	(2,531)
Investments made by minority shareholders	—	3,338	3,338	—	3,684	3,684
Change in equity ownership of consolidated subsidiaries	—	—	—	3,475	11,923	15,398
Purchase of common shares	—	—	—	(129)	—	(129)
Equity, end of period	$281,438	$46,523	$327,961	$294,923	$59,210	$354,133

9.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2010 and 2011, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Basic weighted average common shares outstanding	15,349	15,401	15,303	15,393
Stock options	153	88	173	97
Diluted weighted-average common shares outstanding	15,502	15,489	15,476	15,490

The above calculations for the three months ended September 30, 2010 and 2011 do not include 156,000 and 313,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the nine months ended September 30, 2010 and 2011, the calculation does not include 111,000 and 267,000 shares, respectively, related to certain stock options because the effect on such options was anti-dilutive.

10. SEGMENT REPORTING

The Company has four reportable segments. Those four segments are i) the U.S. Wireless segment, which generates all of its revenue and has all of its assets located in the United States; ii) the Island Wireless segment which generates its revenue and has its assets in Bermuda, Turks and Caicos, the U.S. Virgin Islands and Aruba; iii) the International Integrated Telephony segment which generates primarily all of its revenues and has primarily all of its assets located in Guyana; and iv) the U.S. Wireline segment which generates all of its revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets. Reconciling items refer to corporate overhead matters including general and administrative expenses and acquisition-related charges.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$108,828	$—	$—	$—	$—	$108,828
Wholesale	49,952	—	—	—	—	49,952
International Wireless	—	6,468	7,480	—	—	13,948
Wireline	139	15,668	—	5,022	—	20,829
Equipment and Other	10,537	—	866	—	—	11,403
Total Revenue	169,456	22,136	8,346	5,022	—	204,960
Depreciation and amortization	17,012	4,575	1,522	746	119	23,974
Non-cash stock-based compensation	—	—	—	—	556	556
Operating income (loss)	13,985	6,416	(2,126)	1	(4,450)	13,826

	For the Nine Months Ended September 30, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$190,331	$—	$—	$—	$—	$190,331
Wholesale	112,437	—	—	—	—	112,437
International Wireless	—	18,342	19,034	—	—	37,376
Wireline	220	49,418	—	14,942	—	64,580
Equipment and Other	17,833	—	1,923	—	—	19,756
Total Revenue	320,821	67,760	20,957	14,942	—	424,480
Depreciation and amortization	33,610	13,102	3,463	2,172	238	52,585
Non-cash stock-based compensation	—	—	—	—	1,536	1,536
Operating income (loss)	38,946	21,771	(3,710)	(110)	(27,875)	29,022

	For the Three Months Ended September 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$89,143	—	—	—	—	89,143
Wholesale	57,048	—	—	—	—	57,048
International Wireless	—	6,765	13,696	—	—	20,461
Wireline	139	16,638	—	4,971	—	21,748
Equipment and Other	4,428	—	1,518	—	—	5,946
Total Revenue	150,758	23,403	15,214	4,971	—	194,346
Depreciation and amortization	18,417	4,506	2,734	797	244	26,698
Non-cash stock-based compensation	58	—	—	—	712	770
Operating income (loss)	26,840	6,771	(1,186)	(111)	(4,668)	27,646

	For the Nine Months Ended September 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$284,221	—	—	—	—	284,221
Wholesale	153,615	—	—	—	—	153,615
International Wireless	—	20,589	33,182	—	—	53,771
Wireline	416	47,814	—	15,075	—	63,305
Equipment and Other	17,859	—	3,482	—	—	21,341
Total Revenue	456,111	68,403	36,664	15,075	—	576,253
Depreciation and amortization	53,188	13,610	7,025	2,374	661	76,858
Non-cash stock-based compensation	425	—	—	—	2,235	2,660
Operating income (loss)	43,775	19,655	(5,289)	(100)	(13,728)	44,313

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2010:
Net fixed assets	$290,985	$129,222	$31,916	$8,437	$3,331	$463,891
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	536,341	169,006	65,549	22,847	34,453	828,196
September 30, 2011:
Net fixed assets	$288,584	125,738	41,492	8,239	7,104	471,157
Goodwill	32,148	—	7,863	7,491	—	47,502
Total assets	546,022	168,072	89,833	22,053	40,393	866,373

	Capital Expenditures
Nine Months Ended September 30,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2010	$54,269	$20,225	$12,393	$1,388	$3,357	$91,632
2011	43,532	12,697	5,812	1,805	2,004	65,850

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

Regulatory

Currently, the Company holds an exclusive license, issued by the Government of Guyana pursuant to a contract with the Company, to provide domestic fixed services and international voice and data services in Guyana.  The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for the Company, at its option, to extend the term for an additional twenty years, until December 2030.  The Company exercised its extension right in November of 2009.  In early October 2010, the Government of Guyana released to existing telecommunications providers in Guyana certain materials, including drafts of legislation, regulations, and licenses (“Draft Laws”), that, if enacted, would permit other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana, in contravention of the Company’s existing exclusive license.  In exercising the Company’s option to renew its licenses in 2009 and again in its comments to the Draft Laws submitted to the Government of Guyana in November 2010, the Company reiterated to the Government that it would be willing to voluntarily relinquish the exclusivity aspect of its licenses as part of an overall settlement of outstanding legal and regulatory issues between the Company and the Government.  On August 4, 2011 the Government of Guyana introduced legislation in the Guyanese Parliament that, among other things, would have the effect of terminating the Company’s exclusive license, however, the legislation was withdrawn in late September, prior to the end of the current Parliament session.  The Company cannot predict when or if the proposed legislation will be introduced again into the next session of the Guyanese Parliament or subsequently implemented by the Minister of Telecommunications. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

Litigation and Other Items

On October 1, 2011 the Company renewed its contract with the Guyana Postal and Telecommunications Workers Union (the “Guyana Union”), which represents more than half of our Guyana full-time work force.  The contract, which the Company and the Guyana Union had been negotiating since October 2010, is on substantially the same terms and conditions as previous contracts.

As previously reported, Digicel terminated its interconnection agreement with the Company in Guyana in January 2010,  however, we continued to provide interconnection services to each other during the past year.  In December 2010, the Guyana PUC approved a settlement agreement between Digicel and the Company with respect to the amounts owed to the Company during the 2010 fiscal year and in October 2011, approved the proposed new interconnection agreement with Digicel.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed in our Form 10-K for the year ended December 31, 2010, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2011.

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

In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the “Alltel” brand name (the “Alltel Acquisition”) and in the third quarter of 2011, completed the migration of the Alltel assets to our own information technology systems, telecommunications networks and platforms.

In the second quarter of 2011, we continued our expansion by completing the merger of our Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda.  We actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2011:

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

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the three months ended September 30, 2011, approximately 78% of our consolidated revenue was generated by our U.S. Wireless segment.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of September 30, 2011, our U.S. retail wireless services were offered to approximately 593,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately six million people as of September 30, 2011. Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the “Alltel Transition”) and as a result, eliminated most of the duplicate cost associated with the migration in the third quarter of 2011. While subscriber churn has improved significantly over last year’s levels, we are still experiencing net attrition of our U.S. retail wireless subscriber base.  Our net subscriber attrition was higher in the third quarter of 2011 as compared to the second quarter of 2011, which we believe was mainly due to challenges and constraints imposed by the Alltel Transition.  In the fourth quarter of 2011, we plan to introduce new service plan offerings tailored more specifically for our markets which we believe will help to improve our subscriber metrics in coming quarters.

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

The most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers elect to build or acquire their own infrastructure in a market in which they operate or choose not to roam on our networks, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers acquiring their own infrastructure in certain markets where they were historically served by us. This has already resulted in a significant loss of wireless wholesale revenue and related operating income, however, we expect any continued losses related to these transactions in future periods to be less significant and offset, in part, by increases in data revenue.

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

Merger with M3 Wireless, Ltd.

On May 2, 2011, we completed the merger of our Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a wireless provider in Bermuda (the “CellOne Merger”).  As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC’s CellOne brand.  As a result of the CellOne Merger, our 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity.  Since we have the right to designate the majority of seats on the combined entity’s board of directors and therefore control its management and policies, we have consolidated the results of the combined entity in our consolidated financial statements effective on the date of the CellOne Merger.

Stimulus Grants

In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

In December 2009, we were named to receive a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers. The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $9.9 million will be invested in the project by us and by DANC. The funding and build of this new project began in the third quarter of 2010. To date, we have spent $7.0 million in capital expenditures in connection with this project of which $5.6 million has been or will be funded by the federal stimulus grant.  The results of our U.S. fiber optic transport business are included in our “U.S. Wireline” segment.

On March 25, 2010 the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, in April 2011, we formed a joint venture with NTUA and contributed network-related and other assets to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow the joint venture to supply both fixed and mobile customers with high-speed broadband access. The funding of this project is not scheduled to begin until 2012, once the necessary environmental site work is completed. Accordingly, we did not recognize any of the granted funds during the three or nine months ended September 30, 2011. The results of our wholesale U.S. wireless business are included in our “U.S. Wireless” segment.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us (through a Vermont subsidiary) and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and transport services to over 340 community anchor institutions. The funding of this project began during the second quarter of 2011. To date, we have spent $2.6 million in capital expenditures in connection with this project of which $1.8 million has been or will be funded by the federal stimulus grant.  The results of our U.S. wireline business are included in our “U.S. Wireline” segment.

Results of Operations

Three Months Ended September 30, 2010 and 2011

	Three Months Ended September 30,		Change	Percent Change
	2010	2011
	(In thousands)
REVENUE:
US Wireless:
Retail	$108,828	$89,143	$(19,685)	(18.1)%
Wholesale	49,952	57,048	7,096	14.2
International Wireless	13,948	20,461	6,513	46.7
Wireline	20,829	21,748	919	4.4
Equipment and Other	11,403	5,946	(5,457)	(47.9)
Total revenue	204,960	194,346	(10,614)	(5.2)
OPERATING EXPENSES:
Termination and access fees	53,031	49,075	(3,956)	(7.5)
Engineering and operations	22,347	20,165	(2,182)	(9.8)
Sales and marketing	36,333	34,366	(1,967)	(5.4)
Equipment expense	27,907	13,683	(14,224)	(51.0)
General and administrative	27,495	25,012	(2,483)	(9.0)
Acquisition-related charges	47	98	51	108.5
Depreciation and amortization	23,974	26,698	2,724	11.4
Gain on disposition of long-lived assets	—	(2,397)	(2,397)	—
Total operating expenses	191,134	166,700	(24,434)	(12.8)
Income from operations	13,826	27,646	13,820	100.0
OTHER INCOME (EXPENSE):
Interest expense	(3,202)	(4,320)	(1,118)	(34.9)
Interest income	90	99	9	10.0
Equity in earnings of unconsolidated affiliate	166	729	563	339.2
Other income (expense), net	204	255	51	25.0
Other income, net	(2,742)	(3,237)	(495)	(18.1)
INCOME BEFORE INCOME TAXES	11,084	24,409	13,325	120.2
Income taxes	5,022	11,193	6,171	122.9
NET INCOME	6,062	13,216	7,154	118.0
Net loss attributable to non-controlling interests	303	(1,880)	(2,183)	(720.5)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$6,365	$11,336	$4,971	78.1%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations. Retail revenue is derived from access by our retail customers to and usage of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voicemail and other features.  Retail revenue also includes credits from the Universal Service Fund (“USF”).  Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other, related wholesale services such as the provision of network switching services and certain wholesale transport services using our wireless subsidiaries’ networks.

Retail revenue

The retail portion of our U.S. Wireless revenue was $89.1 million for the three months ended September 30, 2011, as compared to $108.8 million for the three months ended September 30, 2010, a decrease of $19.7 million, or 18%.  The decrease in retail U.S. Wireless revenues was primarily the result of a decline in subscribers as discussed below.  Such revenues were also negatively impacted by approximately $2.3 million related to the decision to temporarily forego the billing of certain items, primarily usage and ancillary fees, following the Alltel system conversion.  These decreases were partially offset by approximately $1.8 million in revenues received from the Universal Service Fund relating to a previous period. In late July 2011, we completed the Alltel Transition. As a result, we are now able to better optimize our service offerings which we expect will enable us to drive improved gross subscriber additions, further control churn and optimize our service offerings. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

As of September 30, 2011, we had approximately 593,000 U.S. retail wireless subscribers (including 470,000 postpaid subscribers and 123,000 prepaid subscribers), a decrease of 46,000 from the approximate 639,000 subscribers we had as of June 30, 2011 and a decrease of 174,000 from the 767,000 subscribers we had as of September 30, 2010.  Gross additions to the U.S. retail wireless subscriber base were approximately 30,000 for the three months ended September 30, 2011, as compared to approximately 39,000 for the three months ended June 30, 2011.  We expect to experience moderately improved gross additions to our subscriber base in future periods as we offer new prepaid and post-paid customer plans and improve our handset offerings.

Our overall U.S. retail wireless churn decreased from 4.41% for the three months ended September 30, 2010 to 4.05% for the three months ended September 30, 2011.  This improvement was the result of a more proactive approach in managing delinquent accounts by tightening our collection policies and procedures, eliminating certain high-churn distribution channels and providing our customers with better handset and service offerings.  Our churn also benefited from a decline in the number of subscribers coming off of one-year contracts signed prior to the Alltel Acquisition, as we have transitioned our subscribers to more traditional two year contracts. We expect that the level of churn will decrease moderately in future periods with the improved performance of our newly converted systems, and the continued quality handset and service offerings.

As a result of the anticipated growth in gross additions and reduction in churn, we expect U.S. retail wireless revenues to stabilize some time in the next two quarters.

Wholesale Revenue

The wholesale portion of our U.S. Wireless revenue increased to $57.1 million for the three months ended September 30, 2011 from $50.0 million for the three months ended September 30, 2010, an increase of $7.1 million or 14%. The increase in wireless wholesale revenue was due to an increase in data volume and a slightly larger network coverage area.  This increase was partially offset by a decrease in revenues as a result of the Verizon and AT&T network overbuilds following their acquisitions of certain Alltel properties and a decline in the rates we charge our carrier customers.  Our base stations increased from 1,530 as of September 30, 2010 to 1,601 as of September 30, 2011.

We expect our wholesale data revenue to increase in future periods as smart phone penetration continues to increase.  Such increase, however, is expected to be partially offset by continued network overbuilds by the national carriers as well as reductions in the rates that we charge.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean.

International Wireless revenue increased by $6.6 million, or 47%, to $20.5 million for the three months ended September 30, 2011, from $13.9 million for the three months ended September 30, 2010. Of this increase, $6.2 million occurred in our Island Wireless segment which benefitted from the completion of the CellOne Merger on May 2, 2011.

International Wireless subscribers increased by 4% from 319,000 as of September 30, 2010 to 333,000 as of September 30, 2011.  Island Wireless subscribers increased from 26,000 to 49,000 as a result of the completion of the CellOne Merger and the growth in subscribers in the U.S. Virgin Islands. Wireless subscribers in Guyana decreased from 293,000 to 284,000 from September 30, 2010 to September 30, 2011, respectively, due to our elimination of our unlimited data plan offering in Guyana.

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

In Guyana, international long distance revenue remained consistent while data revenue growth in Guyana and a growing U.S. wholesale transport revenue resulted in a $0.9 million, or 4%, increase in wireline revenue to $21.7 million for the three months ended September 30, 2011 from $20.8 million for the three months ended September 30, 2010. Although the number of access lines in Guyana increased by 1%, from approximately 149,000 lines as of September 30, 2010 to approximately 151,000 lines as of September 30, 2011, we experienced lowered average usage per line during the third quarter of 2011 which we believe is attributable to the current difficult global economic environment.

We believe that international long distance revenue has been negatively impacted as a result of continued and considerable illegal bypass activities in Guyana resulting in lost revenue opportunities, as well as an overall reduction in call volume attributable to the current difficult global economic environment and the general technological shift away from the use of traditional voice communication media. In the U.S., we saw increased revenue from our upstate New York wholesale transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is offset by a decline in the residential data business in Vermont and New Hampshire, including dial-up internet services.

In future periods, we anticipate that wireline revenue from our international long distance business in Guyana may decrease, particularly if illegal bypass activities continue or if the Government of Guyana adopts and enacts legislation to issue new international long distance licenses to other providers in Guyana.  Over time, such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States. We are in the process of expanding our fiber network in New York and began receiving a portion of a $39.7 million stimulus grant in the second half of 2010. During the first half of 2011, we also began receiving a portion of the $33.4 stimulus grant in connection with the expansion of our fiber network in Vermont.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue decreased by $5.5 million, or 48%,  to $5.9 million for the three months ended September 30, 2011, from $11.4 million for the three months ended September 30, 2010.  Equipment revenue has decreased due to fewer renewals and upgrades as a substantial portion of our customer base has transitioned from one-year to two-year contracts.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $3.9 million, or 7%, from $53.0 million for the three months ended September 30, 2010 to $49.1 million for the three months ended September 30, 2011.  Such decrease is the result of a decrease in customer bad debt expense in the U.S. Wireless segment due to improved credit policies and a one-time credit of $1.6 million for certain USF expenses relating to a previous period.  This decrease is partially offset by an increase in data usage costs. Termination and access fees are expected to increase in future periods with expected growth in volume, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating, supporting and expanding our networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses decreased by $2.1 million, or 10%, from $22.3 million for the three months ended September 30, 2010 to $20.2 million for the three months ended September 30, 2011 as a result of the completion of the Alltel Transition, partially offset by increased expenses due to our Bermuda network expansion following our CellOne Merger in May 2011.  We expect that engineering and operations expenses will increase over time as our networks expand and require additional support.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $1.9 million, or 5%, from $36.3 million for the three months ended September 30, 2010 to $34.4 million for the three months ended September 30, 2011 as a result of the Alltel Transition.  In the longer term, we expect that sales and marketing expenses will decrease as a percentage of revenue as a result of the completion of the Alltel Transition but will increase moderately for the short term as we incur promotional and retention costs in an attempt to offset customer churn.  As we continue to offset customer churn, we expect retention costs to moderately increase sales and marketing expenses, which should eventually decrease as a percentage of revenue.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses decreased by $14.2 million, or 51%, from $27.9 million for the three months ended September 30, 2010 to $13.7 million for the three months ended September 30, 2011. This decrease is the result of the accelerated pace of customer contract renewals and extensions we experienced in 2010 offset, however, by an increase in handset upgrades due to an increase in smartphone penetration.  We expect that equipment expenses will remain fairly consistent as compared to equipment revenues in upcoming quarters absent the effect of seasonal increases in promotional subsidies.

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

General and administrative expenses decreased by $2.5 million, or 9%, from $27.5 million for the three months ended September 30, 2010 to $25.0 million for the three months ended September 30, 2011 primarily as a result of the completion of the Alltel Transition, and we expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues.

Acquisition-related charges.  Acquisition-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition-related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or any integration-related costs.

For the three months ended September 30, 2010 and 2011, acquisition-related charges were $0.1 million. We expect that acquisition-related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $2.7 million, or 11%, from $24.0 million for the three months ended September 30, 2010 to $26.7 million for the three months ended September 30, 2011. The increase is primarily due to the addition of the tangible and intangible assets acquired with the CellOne Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless segments.

We expect depreciation expense on our tangible assets to continue to increase as a result of ongoing network expansion in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

Gain on disposition of long-lived assets.  During the three months ended September 30, 2011, we sold certain network assets in our minority-owned Florida market for $2.4 million. We recognized a gain in the wholesale portion of our U.S. Wireless segment of $2.4 million, as these assets were fully depreciated.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense increased from $3.2 million for the three months ended September 30, 2010 to $4.3 million for the three months ended September 30, 2011, due to increased borrowings, expense related to an additional cash flow hedge of interest rate risk entered into during December 2010 and applicable margins on our credit facility. As of September 30, 2011, we had $298.9 million in outstanding debt as compared to $267.4 million as of September 30, 2010.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.

Interest income remained consistent at $0.1 million as interest rates earned on our cash balances remain low..

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $0.7 million for the three months ended September 30, 2011 as compared to $0.2 million for the three months ended September 30, 2010.

Other income (expense).  Other income (expense) represents miscellaneous non-operational income we earned or expenses we incurred. Other income was $0.2 million $0.3 million for the three months ended September 30, 2010 and 2011, respectively.

Income taxes.  Income tax expense includes federal and state income taxes at their respective statutory rates as well as foreign income taxes in excess of the statutory U.S. income tax rates. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated effective tax rate is impacted by the mix of income generated in those jurisdictions. Our effective tax rates for the three months ended September 30, 2010 and 2011 were 45% and 46%, respectively.

Net (Income) Loss Attributable to Non-Controlling Interests.  Net (income) loss attributable to non-controlling interests includes minority shareholders’ share of net income or losses in our less than wholly-owned subsidiaries. Net (income) loss attributable to non-controlling interests reflected an allocation of $0.3 million of losses and $1.9 million of income for the three months ended September 30, 2010 and 2011, respectively.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $11.3 million for the three months ended September 30, 2011 from $6.4 million for the three months ended September 30, 2010.  On a per share basis, net income increased from $0.41 per diluted share to $0.73 per diluted share for the three months ended September 30, 2010 and 2011, respectively.

Nine Months Ended September 30, 2010 and 2011

	Nine Months Ended
	September 30,			Percent
	2010	2011	Change	Change
	(In thousands)
REVENUE:
US Wireless:
Retail	$190,331	284,221	93,890	49.3%
Wholesale	112,437	153,615	41,178	36.6
International Wireless	37,376	53,771	16,395	43.9
Wireline	64,580	63,305	(1,275)	(2.0)
Equipment and Other	19,756	21,341	1,585	8.0
Total revenue	424,480	576,253	151,773	35.8
OPERATING EXPENSES:
Termination and access fees	108,843	155,736	46,893	43.1
Engineering and operations	46,685	63,967	17,282	37.0
Sales and marketing	63,531	102,873	39,342	61.9
Equipment expense	46,205	52,838	6,633	14.4
General and administrative	61,728	81,401	19,673	31.9
Acquisition-related charges	15,881	664	(15,217)	(95.8)
Depreciation and amortization	52,585	76,858	24,273	46.2
Gain on disposition of long-lived assets	—	(2,397)	(2,397)	—
Total operating expenses	395,458	531,940	136,482	34.5
Income from operations	29,022	44,313	15,291	52.7
OTHER INCOME (EXPENSE):
Interest expense	(6,857)	(12,392)	(5,535)	(80.7)
Interest income	329	329	—	—
Gain on bargain purchase, net of taxes of $18,016 for the six months ended June 30, 2010	27,024	—	(27,024)	(100.0)
Equity in earnings of unconsolidated affiliate	456	1,484	1,028	225.4
Other income (expense), net	435	854	419	96.3
Other income(expense), net	21,387	(9,725)	(31,112)	(145.5)
INCOME BEFORE INCOME TAXES	50,409	34,588	(15,821)	(31.4)
Income taxes	15,447	16,074	627	4.1
NET INCOME	34,962	18,514	(16,448)	(47.0)
Net loss attributable to non-controlling interests	212	(866)	(1,078)	(508.5)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,174	$17,648	$(17,526)	(49.8)%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations.

Retail revenue

The retail portion of our U.S. Wireless revenue was $284.2 million for the nine months ended September 30, 2011 as compared to $190.3 million for the nine months ended September 30, 2010.  The increase of $93.9 million is the result of 2011 representing a full nine months of operations of our Alltel Acquisition which we completed in April 2010 partially offset by a decrease in subscribers during the period subsequent to the acquisition.

As of September 30, 2011, we had approximately 593,000 U.S. retail wireless subscribers (including 470,000 postpaid subscribers and 123,000 prepaid subscribers), a decrease of 46,000 from the approximate 639,000 subscribers we had as of June 30, 2011 and a decrease of 174,000 from the 767,000 subscribers we had as of September 30, 2010.

Wholesale Revenue

The wholesale portion of our U.S. Wireless revenue increased to $153.6 million for the nine months ended September 30, 2011 from $112.4 million for the nine months ended September 30, 2010, an increase of $41.2 million. The increase in wireless wholesale revenue was due to a full nine months of operations from our Alltel Acquisition which we completed in April 2010 as well as an increase in data usage from our legacy U.S. roaming network.  This increase was partially offset by a decrease in revenues as a result of the overlapping of our networks with that of Verizon and AT&T as well as a decline in the rates we charge our carrier customers.

International Wireless revenue.  International Wireless revenue increased by $16.4 million to $53.8 million for the nine months ended September 30, 2011, from $37.4 million for the nine months ended September 30, 2010. This increase primarily resulted from our completion of the CellOne Merger on May 2, 2011 and the launch of new services in several other Caribbean countries.

Wireline revenue.  Wireline revenue decreased by $1.3 million to $63.3 million for the nine months ended September 30, 2011 from $64.6 million for the nine months ended September 30, 2010. In Guyana, a $3.1 million decrease in international long distance revenue was partially offset by data revenue growth. Although the number of access lines in Guyana increased by 1%, from approximately 149,000 lines as of September 30, 2010 to approximately 151,000 lines as of September 30, 2011, we experienced lowered average usage per line in the nine months ended September 30, 2011.  Wireline revenue in the U.S. remained relatively consistent compared with the previous year.

Equipment and other revenue.  Equipment and other revenue increased by $1.5 million to $21.3 million for the nine months ended September 30, 2011, from $19.8 million for the nine months ended September 30, 2010. The increase is primarily due to increased equipment sales in Bermuda, mainly as a result of the CellOne Merger.  Additionally, the increase is due to a full nine months in 2011 of equipment sales from our Alltel Acquisition which we completed in April 2010.  Such increase, however, was partially offset by the substantial completion of our transition of the Alltel subscribers from one-year contracts to the more traditional two-year contracts.

Termination and access fee expenses.  Termination and access fees increased by $46.9 million from $108.8 million for the nine months ended September 30, 2010 to $155.7 million for the nine months ended September 30, 2011.  Such increase is the result of the 2011 period reflecting a full nine months of operations of the Alltel Acquisition which was completed in April 2010 as well as the CellOne Merger which occurred in May 2011.  The increase in termination and access fess was also the result of an increase in usage, partially offset by a decrease in customer bad debt expense.

Engineering and operations expenses.  Engineering and operations expenses increased by $17.3 million from $46.7 million for the nine months ended September 30, 2010 to $64.0 million for the nine months ended September 30, 2011 as a result of the 2011 period reflecting a full nine months of operations from ourAlltel Acquisition which we completed in April 2010.  Engineering and operations also increased as a result of the completion of the CellOne Merger in May 2011.  Such increase, however, was partially offset by the completion of the Alltel Transition as we had been incurring significant duplicate and transition-related expenses since the acquisition date.  .  In addition, engineering and operations expenses increased in 2011 due to the expansion of networks and launches of new services at many of our international subsidiaries.

Sales, marketing and customer service expenses. Sales and marketing expenses increased by $39.4 million from $63.5 million for the nine months ended September 30, 2010 to $102.9 million for the nine months ended September 30, 2011 as a result of the Alltel Acquisition which was completed on April 26, 2010.  As such, the 2011 period reflects a full nine month period of results including the Alltel assets as opposed to the partial period results in 2010.  The increase in sales and marketing expenses was partially offset by the completion of the transition of the Alltel subscribers to our own customer care centers at the end of July 2011 as a part of the Alltel Transition.  In addition, sales and marketing expenses increased in 2011 as a result of the CellOne Merger that was completed in 2011.

Equipment expenses.  Equipment expenses increased by $6.6 million from $46.2 million for the nine months ended September 30, 2010 to $52.8 million for the nine months ended September 30, 2011 as a result of the Alltel Acquisition which was completed on April 26, 2010.  Such increase was partially offset by the accelerated pace of customer contract renewals and extensions we experienced in 2010.

General and administrative expenses.  General and administrative expenses increased by $19.7 million from $61.7 million for the nine months ended September 30, 2010 to $81.4 million for the nine months ended September 30, 2011 as a result of the 2011 period reflecting a full nine months of operations from our Alltel Acquisition which was completed in April 2010.  This increase was partially offset by the completion of the Alltel Transition in July 2011.

Acquisition-related charges.  For the nine months ended September 30, 2011, acquisition-related charges were $0.7 million, as compared to the $15.9 million incurred in connection with the Alltel Acquisition during the nine months ended September 30, 2010.

Depreciation and amortization expenses. Depreciation and amortization expenses increased by $24.3 million from $52.6 million for the nine months ended September 30, 2010 to $76.9 million for the nine months ended September 30, 2011. The increase is primarily due to the addition of the tangible and intangible assets acquired with the Alltel Acquisition and CellOne Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless businesses.

Gain on disposition of long-lived assets.  During the nine months ended September 30, 2011, we sold certain network assets related to a less than wholly-owned subsidiary within our wholesale U.S. Wireless business for proceeds of $2.4 million and recognized a gain on such disposition of $2.4 million as such assets were fully depreciated.

Interest expense.  Interest expense increased from $6.9 million for the nine months ended September 30, 2010 to $12.4 million for the nine months ended September 30, 2011, due to increased borrowings, an additional cash flow hedge of interest rate risk entered into during December 2010 and applicable margins on our credit facility. As of September 30, 2011, we had $289.9 million in outstanding debt as compared to $267.4 million as of September 30, 2010.

Interest income.  Interest income remained consistent at $0.3 million for the nine months ended September 30, 2011 and 2010 as interest rates earned on our cash balances remain low.

Bargain purchase gain, net of tax. Bargain purchase gain, net of tax, represents the gain we recognized on the Alltel Acquisition. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a registered timeframe to a limited class of potential buyers.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate was $1.5 million for the nine months ended September 30, 2011 as compared to $0.5 million for the nine months ended September 30, 2010. We acquired this equity-method investment on April 26, 2010 in connection with the Alltel Acquisition.

Other income (expense).  Other income was $0.4 million and $0.9 million for the nine months ended September 30, 2010 and 2011, respectively.

Income taxes.  Our effective tax rates for the nine months ended September 30, 2010 and 2011 were 31% and 46%, respectively.  For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations.  Partially offsetting this reduction in 2010 was a $5.2 million expense related to an increase in valuation allowance against our foreign tax credit carryforward.

Net (Income) Loss Attributable to Non-Controlling Interests.  Net (income) loss attributable to non-controlling interests reflected an allocation of $0.2 million of losses and $0.9 million of income for the nine months ended September 30, 2010 and 2011, respectively.

Net income attributable to Atlantic Tele-Network, Inc. Stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $17.6 million for the nine months ended September 30, 2011 from $35.2 million for the nine months ended September 30, 2010.  The nine months ended September 30, 2010 was positively impacted by a one-time bargain purchase gain related to the Alltel Acquisition of $27.0 million partially offset by acquisition related-charges associated with the Alltel Acquisition of $15.8 million.  On a per share basis, net income decreased from $2.27 per diluted share to $1.14 per diluted share for the nine months ended September 30, 2010 and 2011, respectively.

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

For the nine months ended September 30, 2010 and 2011, we spent approximately $91.6 million and $65.9 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
Nine Months Ended September 30,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2010	$54,269	$20,225	$12,393	$1,388	$3,357	$91,632
2011	44,532	12,697	5,812	1,805	2,004	65,850

We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We expect to incur capital expenditures between $95 million and $105 million during 2011. Of this amount, we anticipate capital expenditures of between $65 million to $70 million in our U.S. Wireless business.

Acquisitions and Investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. We continue to explore opportunities to acquire or expand our existing telecommunications properties or licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2011, dividends to our stockholders were approximately $10.2 million, which includes dividends declared in September 2011 and paid in October 2011. We have paid quarterly dividends for the last 52 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of September 30, 2011 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We have not repurchased any shares under this plan since 2008.

Sources of Cash

Total Liquidity at September 30, 2011.  As of September 30, 2011, we had approximately $52.1 million in cash and cash equivalents, an increase of $14.8 million from the December 31, 2010 balance of $37.3 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures and dividends paid on our common stock.

Cash Generated by Operations.  Cash provided by operating activities was $84.7 million for the nine months ended September 30, 2011 compared to $100.3 million for the nine months ended September 30, 2010. The decrease of $15.6 million was mainly due to a decrease in working capital partially offset by an increase in depreciation expense.

Cash Generated by Financing Activities.  Cash used in financing activities was $9.9 million for the nine months ended September 30, 2011 as compared to cash provided by financing activities of $183.6 million for the nine months ended September 30, 2010.  The $193.5 million decrease was primarily the result of borrowings under our credit facility in 2010 which were used to finance the Alltel Acquisition.

On January 20, 2010, we amended and restated our then existing credit facility with CoBank (the “2010 Credit Facility”).  The 2010 Credit Facility provided for $223.9 million in term loans and a $75.0 million revolver loan.

On September 30, 2010, we further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the “Amended 2010 Credit Facility”) also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval.  As of September 30, 2011, $255.2 million was outstanding under the term loans and $37.5 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014.  We may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans.

As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.750% to 4.250% or (ii) a base rate plus an applicable margin ranging from 1.750% to 3.250% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.250% to 2.750%). The applicable margin is determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of September 30, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.43%.

Under the terms of the Amended 2010 Credit Facility, the Company must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 the Company amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of September 30, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

In connection with the CellOne Merger with M3 Wireless, Ltd., we assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in our Bermuda operations.  The term loan requires quarterly repayments of principal and interest, matures on March 15, 2015 and bears interest at a rate of 7% per annum.

As of September 30, 2011 and December 31, 2010, the total notional amount of cash flow hedges under our interest rate swap agreements was $143.0 million.

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

Restrictions Under Credit Facility. The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. On June 30, 2011 the Company amended some of its financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges.  As of September 30, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. ASU 2011-05 eliminates the option to present other comprehensive income components as part of the statement of changes in stockholders’ equity. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the impact of ASU 2011-05.

Other new pronouncements issued but not effective until after September 30, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of September 30, 2011, $149.2 million of our long term debt had a fixed rate ($143.0 million of which by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $149.7 million of long term debt as of September 30, 2011 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. During the three months ended September 30, 2011, we completed the migration of the Alltel assets to our own technology systems, telecommunications networks and platforms. There was no other change in the internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2011:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2011 — July 31, 2011	—		$—	—	$2,919,965
August 1, 2011 — August 31, 2011	537	(1)	$33.61	—	$2,919,965
September 1, 2011 — September 30, 2011	—		$—	—	$2,919,965

(1)           Represents shares purchased on August 9, 2011 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on August 9, 2011.

Item 6. Exhibits

10.1

Amendment and Confirmation Agreement dated as of September 16, 2011 by and among Atlantic Tele-Network, Inc. as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on September 22, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Atlantic Tele-Network, Inc.

Date: November 9, 2011	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2011	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer