Form 10-K
period 2011-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2012-03-15
CIK 879585

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2011, was approximately $370 million based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 1, 2012, the registrant had 15,451,238 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business operations and plans with respect to our Alltel network, future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Business," as well as in this Report generally.

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

PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Guyana under the "Cellink" name, in Bermuda under the "CellOne" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. From 1998 through 2005, a significant majority of our revenue was derived from our wireless and wireline operations in Bermuda and the Caribbean. In the past six years, we have grown our revenue, added substantially to the diversity of our business and greatly reduced our historical dependence on our international operations. We entered the U.S. mainland telecommunications market through the 2005 acquisition of an operator of a wholesale wireless network in rural portions of the Southwest and Midwest and we continued our U.S. expansion with the 2006 acquisition of a wireline provider of voice and data services in New England. In 2008, we increased our previous minority investment in a voice and data services provider in Bermuda to a controlling interest and began providing wholesale transport services in the U.S. and wireless services in new Caribbean markets. In addition to the growth of our business through acquisition, we have further emphasized our focus on our U.S. operations with increased capital investment in and growth of our wholesale wireless business.

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition"). Since 2005, revenue from our U.S. operations has grown significantly, both as a percentage of consolidated revenue and overall. As a result of our Alltel Acquisition, a substantial majority of our consolidated revenue is now generated in the United States, mainly through mobile wireless operations.

        In the second quarter of 2011, the Company continued its expansion by completing the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. We continue to evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and assets, see Note 14 to the Consolidated Financial Statements included in this Report.

        Our principal corporate offices are located at 600 Cummings Center, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice and data services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for approximately twenty years and have demonstrated our ability to grow both customers and revenues by maintaining quality networks, improving service and increasing the number of wireline and wireless products and services offered to these customers. We believe these sectors provide significant opportunities for recurring cash flows and organic and external growth.

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

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions or dispositions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow. We consider new investments and acquisitions on a disciplined, return-on-investment basis.

Our Services

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Over the past few years, we have continued our trend towards growth in U.S.-sourced revenue and with the Alltel Acquisition, the U.S. portion of our business now constitutes a substantial majority of our consolidated revenue. For fiscal years 2009, 2010 and 2011, our revenues from U.S. wireless services were approximately 43%, 73% and 75% respectively, of our consolidated revenues.

  U.S. Wireless Segment

        In the United States, we provide retail wireless voice and data services under the "Alltel" name in rural markets principally in the Southeast and Midwest. As of December 31, 2011, we offered retail wireless services in six states to approximately 582,000 customers and with a network footprint of nearly 4.5 million people. We also provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers. Our largest networks are located principally in six states in the Southwest and Midwest, with smaller networks in eight other states in the western United States.

        Retail Products and Services.    Our Alltel service provides customers with high quality mobile voice and data wireless service in rural America at prices that are highly competitive with both wireless and wireline service providers in our markets. Our primary value proposition features aggressively priced nationwide unlimited talk, text and web services packaged as our "BESTValue" family of rate plans, and is available on both feature and advanced smartphone devices. Our service revenues are derived primarily from monthly access charges, airtime charges, data services and other enhanced service features that provide additional revenue streams. Our rate plans are designed to meet a variety of customer needs with both fixed and unlimited options of voice, text, data and web services. Our "Anytime Rate Plan Changes" feature allows our customers to adjust their plan at any time without changing their contract. Our family plans also allow customers to share minutes by adding lines at a discount to their account. We believe that offering regional and nationwide calling is a key factor in our ability to remain competitive in the industry and as such, we provide nationwide calling to our customers at competitive rates through reciprocal roaming arrangements with other wireless carriers. We include additional features such as call waiting, call forwarding, caller ID, three-way calling, directory assistance call completion and voicemail with all our wireless plans. We also enable our customers to add additional value to their plans by adding text and picture messaging, premium messaging, our voice-to-text product and a variety of other features. Smartphone and wireless internet stand-alone data plans also allow customers to access content and a wide range of features, such as video and music downloads, and customers may tether access to our data network using a mobile device. We believe our rate plan portfolio, and specifically our core BESTValue family of plans, are attractive to both prospective and existing customers and we expect customer demand for our data offerings to continue to increase.

        Handsets and Accessories.    We offer a robust line-up of wireless devices and accessories designed to meet both the personal and professional needs of our customers. Our device assortment includes a wide range of smartphones featuring the Android, Blackberry and Windows smartphone operating systems. In addition to smartphones, we sell a full line of feature phones including specialized military-spec rugged phones, USB data cards, wireless hot spots and various customer specific wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after-market accessories, including protective covers, battery charging solutions, removable memory and Bluetooth hands-free kits.

        Network and Operations.    We currently operate our main retail network with CDMA technologies in both the 850 MHz and 1900 MHz bands. Our CDMA network has been upgraded with EV-DO data technology to deliver improved quality and throughput that can be easily upgraded to support enhanced capacity. Our wholesale roaming network also uses GSM/GPRS technology that often will be deployed at a single cell site along with CDMA coverage in order to maximize revenue opportunities. The majority of our GSM/GPRS sites are also equipped with EDGE data technologies and we are installing UMTS advanced data capability in some areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

        As of December 31, 2011, we owned and operated a total of 1,620 base stations on 1,270 owned and leased sites, a Network Operations Center (or NOC), and multiple switching centers. Our switching centers route calls, supervise call originations and terminations at cell sites and manage call handoffs. These locations also house platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24-hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In 2011, we continued to expand and improve our network, adding 55 new sites and consolidating some of our current switching and data centers in an effort to gain efficiency and provide increased redundancy. We are also evaluating Long Term Evolution (LTE) or "4G" (fourth generation) technology to further improve our network. Technical field trials are currently being conducted along with evaluations of several infrastructure provider core and radio access network solutions.

        Wholesale Services.    The revenue and profits of our U.S. wholesale wireless business contribute to our overall U.S. Wireless revenue and are primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic that each of these sites generates, and the rate we get paid from our carrier customers on that traffic.

        We currently have roaming agreements with more than 65 United States-based wireless service providers and, as of December 31, 2011, had long-term roaming agreements with several major wireless carriers including AT&T, Sprint and Verizon Wireless. As part of these roaming agreements, we may agree or strategically decide to build a new mobile network at a specified location and offer the national carrier long-term pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. These additional roaming agreements are usually terminable within 30 days. In 2011, four national wireless service providers together accounted for most of the wholesale wireless portion of our revenues. Our reported wholesale wireless revenue includes roaming revenue from areas that include our retail wireless operations within Alltel. We also provide roaming services in a number of areas in the U.S. (mainly in the western United States) where we do not have retail wireless operations. Many of our sites are located in popular tourist and seasonal visitor areas, which has resulted in higher wholesale revenues in those areas during the summer months.

        Marketing.    Our marketing strategy seeks to build and maintain awareness of the Alltel brand while driving demand for our wireless products and services. Our value-oriented BESTValue family of rate plans offer competitive pricing to customers with or without a contract. We believe these aggressively priced service plans, combined with economically priced devices, attract prospective customers and help us to maintain our existing customer base. We utilize mass and local media including television, radio, print, outdoor and online advertising in an effort to reach our target audience throughout the markets we serve. We believe the Alltel brand has strong consumer recognition and that our continued use of the brand helps preserves customer loyalty and our reputation as a customer-focused company. We have the right to use the Alltel brand and related service marks for up to twenty-eight years through a license purchased from Verizon Wireless.

        Sales and Distribution.    Our sales and distribution strategy is designed to maximize new customer additions, minimize customer churn and position ourselves to locally serve our existing customer base in a cost effective manner. Our products and services are sold directly through owned retail stores and kiosks that are strategically placed in neighborhood shopping centers targeting retail traffic patterns and through our direct sales representatives. As of December 31, 2011, we had 50 owned direct retail locations as a result of expansions in Ohio, Georgia and Idaho completed in 2011. Alltel products and services are also available directly through our online web store, alltelwireless.com, and by phone through our customer care call centers. These direct channels were responsible for approximately 67% of our gross customer additions in 2011. Alltel products and services are also sold indirectly through local and regional authorized agents found in third party retail locations and other outlets. These locations represent a variety of community-based businesses throughout our footprint including a 'store-within-a-store' concept that takes advantage of pre-existing traffic generated by the retail partner. Additionally, a no contract phone-in-a-box program, complete with replenishment capability, is currently being sold through locations such as convenience stores and smaller retailers. As of December 31, 2011, we had approximately 117 authorized agent retail locations and 102 phone-in-a-box locations, which accounted for approximately 33% of our gross customer additions in 2011. Similar to our retail stores and kiosks, we train and provide promotional support for our dealers offering our products and services. Most of these locations also care for our existing customer base performing account maintenance such as rate plan changes and bill payment processing.

        Competition.    In general, we compete with national, regional and local wireless providers with much larger scale and resources including immediate access to handsets, and who offer both prepaid and postpaid services, such as our primary competitor, Verizon Wireless. Competition in our markets also consists of non-facilities based mobile virtual network operators, or MVNOs, and WiMax, wireline, Internet, VoIP and other communications service providers. Many of these competitors have the ability to offer bundled service offerings such as cable television, Internet or landline calling services, which we may not be able to duplicate. In addition, many of our competitors also advertise unlimited service plans at competitive prices to the local or rural demographic that we target. We expect these service offerings to continue to present strong competition in our markets.

        Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide competitive pricing to our customers along with our ability to anticipate and respond quickly to competitive changes in the market. Additionally, our ability to provide the latest mobile voice and data services and to make those services available in areas where our customers wish to access those services will also play a key role in our ability to remain a competitive wireless provider. In order to accomplish this, we believe it necessary to offer advantageously priced roaming arrangements and to continue to expand our own network.

        In our wholesale wireless business, we compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive factors we face in our U.S. wholesale wireless business is the extent to which our carrier customers chose not to roam on our networks elect to build or acquire their own infrastructure (including exercising buy-out options on networks that we built on their behalf pursuant to certain roaming agreements) in a market in which we operate, reducing or eliminating their need for our services in those markets. For example, the 2009 acquisition by Verizon Wireless of Alltel Corporation and subsequent 2010 acquisition of certain divested Alltel assets by AT&T resulted in our wholesale customers gaining their own infrastructure in certain markets where they were previously served by us. This resulted in loss that reduced our overall revenues and operating profits in 2011.

        We also currently expect that a roaming partner may exercise a buyout option for a portion of our network in 2012 pursuant to a roaming and build out agreement. We expect that our revenues for 2012 and future periods may be reduced as a result of this transaction. We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic, as competitors expand their networks and as new products and services that require supporting connectivity are developed.

  Island Wireless Segment

        We provide wireless voice and data service to retail and business customers under the name "CellOne" in Bermuda. In May 2011, we merged our CellularOne operations with that of another wireless provider in Bermuda, bringing our combined market share to just over a majority of subscribers in Bermuda. Immediately thereafter, we modified our brand image and name to "CellOne" and opened a brand new flagship store in the capital city of Hamilton. As a result of the merger, our 58% ownership interest was reduced to a controlling 42% interest in the combined entity, which we continue to control through majority board membership. In September 2008, we acquired an early-stage business in Turks and Caicos and launched retail voice and wireless services in June 2010 under the "Islandcom" name. In the U.S. Virgin Islands, we launched retail wireless voice and data services to customers in August 2010 under our existing "Choice" name and have been a provider of Internet services in that market since 1999. In June 2010, we acquired equity interests in a wireless company in Aruba.

        Products and Services.    A substantial majority of our customers in the Caribbean markets subscribe to our prepaid plans, which allow customers to choose the number of voice minutes per month, as well as use text messaging, data and other features to supplement the plans. In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which are distinguished from prepaid plans largely by the number of minutes and the enhanced features included in the plan. At December 31, 2011, we had approximately 38,000 retail subscribers in Bermuda and the Caribbean.

        We also provide roaming services for other carriers' customers visiting the islands and are typically the primary roaming provider for North American visitors using CDMA handsets, such as customers of Verizon Wireless, Sprint and other smaller U.S. carriers. In the U.S. Virgin Islands, we provide Internet access services via a variety of wireless broadband technologies.

        Network.    We currently operate our networks in Bermuda with CDMA technologies in the 850 MHz frequency band and, elsewhere in the Caribbean, in the 1900 MHz frequency bands. In Bermuda, we also deploy a UMTS/HSDPA overlay, a 4G wireless technology adopted by GSM operators globally, that has allowed us to offer advanced mobile voice and data services, and better roaming options, to a segment of the Bermuda market that we had not previously addressed. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Off-island connectivity is provided by leased, fiber-based interconnections.

        Sales and Marketing.    We maintain retail stores in our markets and allow customers to pay their bills and "top up", or add additional minutes to their prepaid plans, via payment terminals at local stores, and via our website. We advertise frequently through print and electronic media, radio station spots and sponsor various events and initiatives.

        Competition.    We believe we compete for wireless retail customers in our island properties based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against Digicel, which is a large mobile telecommunications company in many Caribbean countries, and in some markets, against the wireless division of the incumbent telephone companies.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment includes wireless telephone service we offer in in Guyana. We offer these services in the vast majority of populated areas, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of the country's coastal plain where 70% of its population is concentrated. Although approximately 40% of the population subscribes to our wireless service, because our subscriber base is mostly prepaid, it is difficult to determine how many of our subscribers also may subscribe to a competitor. As of December 31, 2011, we had approximately 271,000 wireless subscribers, down 12% from approximately 305,000 subscribers as of December 31, 2010, primarily due to our efforts to eliminate subscribers engaging in illegal bypass activities. As of December 31, 2011, more than 95% of our wireless subscribers in Guyana were on prepaid plans.

        Network.    Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band. We estimate that over 90% of the country's population resides in areas covered by our wireless network.

        Sales and Marketing.    We actively market our wireless services through widespread radio, television and outdoor advertising, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. In November 2011, we launched Blackberry service in Guyana and opened our a new flagship retail store to facilitate sales. Wireless postpaid subscribers are offered various calling plans and are charged a monthly fee plus airtime based on the selected plan. In addition to our retail store in Georgetown, all wireless customers may set up accounts at one of our six business centers. Our handsets, prepaid cards and prepaid accounts are sold primarily through independent dealers whom we pay on a commission basis. Payments by our prepaid customers can be made by the purchase of disposable prepaid calling cards, which come in fixed Guyanese dollar amounts, or by recharging an account via our "C-Point" electronic terminals available at authorized vendors.

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our primary competitor, entered the market in late 2006 and has used an aggressive marketing approach to acquire and now retain, market share. Their approach makes use of extensive promotional pricing and giveaways and handset subsidies. Since their initial push into the market, our continued investments in our network and customer offerings has enabled us to retain our market share of customers. We believe we compete for customers based on price, promotions, coverage and quality of service.

Wireline Services

        Our wireline services include operations in Guyana and the mainland United States. For fiscal years 2009, 2010 and 2011, our revenues from wireline services were approximately 37%, 14% and 11% respectively, of our consolidated revenues.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment consists of wireline services we provide in Guyana, where we are the exclusive licensed provider of domestic wireline local and long distance telephone services into and out of the country. As of December 31, 2011, we had approximately 152,000 access lines in service, which represents both residential and commercial subscribers. This represents approximately 20 lines per 100 inhabitants (based on an estimated population of approximately 755,000), an increase of approximately 1%, or 2,000 net new lines, compared to lines in service at December 31, 2010. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities, and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two thirds of the wireline local telephone service revenue while commercial customers account for approximately one third.

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

        Network.    Through December 31, 2011, we have invested approximately $361 million in the Guyanese telecommunications infrastructure and as of December 31, 2011 we had approximately 152,000 fixed access lines, all of which are digitally switched lines. During 2011, we continued to extend our network to cover newly developed housing areas and residential parks and additional rural towns and communities, although at a lesser rate than in previous years.

        Our international long distance network is linked with the rest of the world principally through our new fiber optic submarine cable into Guyana, our ownership of a portion of the Americas II undersea fiber optic cable and by leasing capacity on several other cables. The Suriname-Guyana Submarine Cable System (SGSCS), which we co-own with Telesur, the government owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services. The use of this cable has enabled our DSL internet offering, marketed under the "eMagine" brand name in Guyana, to grow over the past year, from approximately 11,000 subscribers at December 31, 2010 to approximately 19,000 subscribers at December 31, 2011. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

        Sales and Marketing.    Our revenues for fixed access domestic service are derived from installation charges for new lines, monthly line rental charges, monthly measured service charges based on the number and duration of calls and other charges for maintenance and other customer services. For each category of revenues, rates differ for residential and commercial customers and are set by regulatory authorities. We employ a minimal sales force for our basic wireline offering, as wireline sales are primarily driven by network expansion and availability of service. Customers can pay their bills at any one of our six business centers, any Western Union branch, commercial banks and post offices.

        Competition.    We have the exclusive right to provide domestic fixed and international voice and data services in Guyana. As the initial term of our license was scheduled to expire in December 2010, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years and received return correspondence from the Government that our exclusive license had been renewed until such time that new legislation is in place with regard to the Government's intention to introduce competition into the sector. We believe, however, our exclusive license continues to be valid unless and until such time as we enter into a negotiated settlement with the Government. See "—Regulation of Our GT&T Subsidiary—Other Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

  U.S. Wireline Segment

        We are a leading provider of competitive integrated voice and broadband data communications services in Vermont and New Hampshire under the "Sovernet" name. In August 2008, we acquired a fiber based wholesale transport service provider in New York State that provides services under the "ION" name.

        Network.    We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate a high capacity fiber-optic ring network in Vermont that we use to connect 10 of our largest markets in the state. As of December 31, 2011, we had approximately 56,600 business and 5,600 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines, in 64 kbps segments, that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2011, we also provided broadband services to approximately 4,670 accounts in Vermont and western New Hampshire.

        Our wholesale telecommunications transport business operates several linked geographically redundant fiber rings comprising more than 2,000 fiber route miles that connect major New York metropolitan hubs with rural communities within the state. In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber-optic middle mile network in Vermont. We began construction on our New York project in late 2010 and on our Vermont project in late 2011.

        Sales and Marketing.    We sell our services primarily through a direct sales force that assists customers in choosing tailored solutions for their specific communication needs. Our direct sales staff focuses on selling integrated voice and data to small and medium-sized businesses and other organizations, while residential services are largely sold through advertising and word of mouth. We advertise on television and radio through cooperative arrangements and engage in other promotional activities from time to time.

        Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers, which are served by our direct sales force. We expect to expand our customer base in New York State to include more large-scale end users such as large enterprises, governmental agencies and educational institutions and with the completion of our Vermont stimulus project build, to add wholesale transport and capacity customers in Vermont.

        Competition.    We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers by providing superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete with cable companies, such as Comcast, and other competitive service providers who target small and medium sized businesses. In New York State, we compete against other providers of wholesale high-capacity transport such as Verizon Communications and the multi-state long-haul providers.

Employees

        As of December 31, 2011, we had 1,884 employees, of whom 1,104 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ the executive management team and staff. More than half of our Guyana full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. We do not have any other union employees. We believe we have good relations with our employees.

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

Wireless Services

        The FCC regulates, among other things, the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational and service requirements applicable to such licenses; the timing, nature and scope of network construction; the provision of certain services, such as E-911; and the interconnection of communications networks in the United States.

        Licenses.    We provide our wireless services under various commercial mobile radio services (or CMRS) licenses, such as cellular, broadband Personal Communications Services (or PCS) or 700 MHz licenses, and broadband radio service (or BRS) licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Cellular Market Areas (or CMAs) and Basic Trading Areas (or BTAs), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally allocates CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC.

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

        Construction Obligations.    The FCC conditions licenses on the satisfaction of certain construction obligations. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet all future construction requirements as well. If we do not meet an initial construction benchmark in June of 2013 for our 700 MHz licenses, or obtain a waiver of the construction requirements, the license term for such licenses will be shortened to June of 2017, and if we do not take meaningful steps toward construction by June 2013, we may be subject to fines and forfeitures and/or a reduction of our licensed service area. If we fail to meet the build out requirements by the end of the license term for our 700 MHz licenses, we will lose our authority to serve any unserved area within our 700 MHz licensed area and also could be subject to fines and forfeitures, including a revocation of our 700 MHz licenses. We currently expect to meet the build out or waiver requirements with respect to our 700 MHz licenses.

        With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of time, at least 90 consecutive days for cellular licenses, our license for that area would be automatically forfeited.

        License Renewals.    Our FCC licenses generally expire between 2012 and 2019 and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have provided "substantial" service during the past license term and have complied with the Communications Act and applicable FCC rules and policies, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. The FCC defines "substantial" service as service that is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future. We are currently in the process of applying for renewal of our licenses schedule to expire in 2012.

        In 2011, the FCC, in a Notice of Proposed Rule Making ("NPRM"), proposed to establish more consistent requirements for renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding.

        The FCC may deny license applications and, in extreme cases, revoke licenses, if it finds that an entity lacks the requisite qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations, or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either us or the licensees in which we hold a controlling interest that would warrant such a finding by the FCC.

        License Acquisitions.    Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

        The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now engages in a case-by-case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power.

        In reviewing proposed transactions that involve the transfer or assignment of mobile wireless spectrum, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. A transaction will trigger heightened FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 95 MHz, 115 MHz, 125 MHz, or 145 MHz, depending on the availability of Broadband Radio Service (or BRS) and Advanced Wireless Services (or AWS) spectrum in an overlap area. The FCC's heightened scrutiny would also be triggered if a proposed transaction results in a material change in the post-transaction market share in a particular market as measured by the Herfindahl-Hirschman Index. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

        The FCC may prohibit, or impose conditions on, proposed transactions involving the assignment or transfer of licenses or the lease of spectrum. Although we cannot ensure that the FCC will approve, not condition, or act in a timely fashion upon any future requests for approval of proposed transactions in which we are involved, we believe that the FCC would approve or grant such requests or applications in due course.

        Other Requirements.    The Communications Act and the FCC's rules impose a number of additional requirements upon wireless service providers. A failure to meet or maintain compliance with the Communications Act and/or the FCC's rules may subject us to fines, forfeitures, penalties or other sanctions.

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

        The FCC has long required CMRS providers to permit customers of other carriers to roam "manually" on their networks, for example, by supplying a credit card number, provided that the roaming customer's handset is technically capable of accessing the roamed-on network. More recently, the FCC has ruled that automatic voice roaming also is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-off of subscriber calls. The FCC recently clarified that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a request is reasonable, the FCC will consider the totality of the circumstances and may consider a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether or not a particular roaming request is reasonable. In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, should be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. The FCC may use a number of factors in its consideration of the commercial reasonableness of a request for such automatic data roaming services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available, to determine whether a particular roaming request is reasonable. Verizon Wireless is appealing the automatic data roaming rules before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict with any certainty the outcome of such appeal.

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

Wireless and Wireline Services

        Universal Service.    In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or USF), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue and some states have similar programs that also require contribution. The FCC is currently examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States and the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies and we are subject to audit by the Universal Service Administration Corporation (or USAC).

We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

        In October 2011, the FCC released an order reforming the USF program to phase out the current level of high-cost USF support for wireless carriers over a period of five years, beginning in 2012. The FCC is also seeking further comment on a number of additional issues regarding the implementation of its USF overhaul. In connection with the order, the FCC adopted a Mobility Fund providing universal service funds to recipients that offer various services based upon criteria set by the FCC. Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, we believe the changes are likely to impact our USF funding negatively, and consequently, our efforts to build and maintain networks in certain rural markets and our ability to provide services currently offered to very low income consumers supported by USF funds. The FCC's overhaul of the rules governing the distribution of USF currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions.

        Intercarrier Compensation.    Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, we currently receive compensation from other carriers and also pay compensation to other carriers. The FCC, in October 2011, significantly revised its intercarrier compensation regime. Under the revised intercarrier compensation regime, where there is no pre-existing agreement between a CMRS carrier and a local exchange carrier (or LEC) for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime. The FCC's new intercarrier compensation regime also sets forth a transition schedule that will eventually result in the exchange of traffic between telecommunications carriers being exchanged on a bill-and-keep basis. The FCC's new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. We cannot predict the impact of any changes to these requirements on the amounts that we pay or receive. The FCC's overhaul of the rules governing intercarrier compensation currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions.

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

        In December 2010, the FCC adopted new rules to ensure the "openness" of the Internet. These new rules, which became effective in November 2011, fall into three principal categories: (1) Transparency—All providers of broadband Internet access service must disclose practices, performance characteristics, and commercial terms of service, and mobile broadband providers must disclose third-party device and applications limits and any relevant criteria for use of such third-party offerings; (2) No Blocking—Fixed broadband Internet Service Providers ("ISPs") may not block lawful content, applications, services, or attachment of non-harmful devices, and mobile broadband providers may not block access to lawful websites nor applications that compete with the provider's voice or video telephony services; and (3) Nondiscrimination—Fixed broadband providers may not engage in unreasonable discrimination against persons or entities sending content over the Internet. These requirements are generally subject to an exemption for reasonable network management, apply to mass-market broadband services (but not to managed services that share capacity with broadband Internet access), and will be enforced through a combination of mechanisms, including formal and informal complaints and self-initiated FCC investigations. Challenges to the FCC new rules have been filed in federal appeals court and the outcome of those challenges, and their effect on the new rules, is uncertain. We cannot predict the outcome of such appeals. We believe that compliance with the new rules could result in additional costs to the Company.

 Obligations Due to Economic Stimulus Grant

        Two of our subsidiaries have received awards from the Broadband Technology Opportunities Program (BTOP) of the U.S. Department of Commerce (DOC) pursuant to the American Recovery and Reinvestment Act of 2009 (ARRA). As a BTOP awardee, we are subject to the various terms and conditions included in the agency's Notice of Funds Availability (NoFA) published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non-Discrimination requirements by which any awardee must comply with the following requirements: (i) adhere to the principles contained in the FCC's Internet Policy Statement (FCC 05-151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. While FCC rules regarding these issues may apply to all our operations, these particular requirements apply only to our BTOP-funded projects.

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

        The FCC has adopted a declaratory ruling establishing presumptive timeframes in which states and localities must resolve tower siting applications before the applicant may seek judicial review—90 days for collocations and 150 days for all other siting applications. This ruling will expedite our ability to seek legal redress, and thus mitigate tower construction delays, in the event a state or locality does not timely act on our zoning applications. The FCC's declaratory ruling was recently upheld in a federal appeals court, but we cannot predict the likelihood or outcome of any further appeals.

Guyana Regulation

        The Company's 80%-owned subsidiary, Guyana Telephone & Telegraph Limited ("GT&T") is subject to regulation in Guyana under the provisions of GT&T's License from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 as amended (or PUC Law) and the Guyana Telecommunications Act 1990 (or Telecommunications Law). The Public Utilities Commission of Guyana (or PUC) is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Ministry of Telecommunications, an agency of the Government of Guyana, has formal authority over telecommunications licensing and related issues.

        Licenses.    GT&T provides domestic fixed (both wireline and wireless) and international voice and data services in Guyana pursuant to a License from the Government of Guyana granting GT&T the exclusive right to provide the following: public telephone, radio telephone, and pay telephone services; domestic fixed (both wireline and wireless); international voice and data services; sale of advertising in any telephone directories; and, switched or non-switched private line service. The License, which was issued in December 1990, had an initial 20-year term. Pursuant to the License, GT&T also provides mobile wireless telephone service in Guyana on a non-exclusive basis pursuant to an initial 20 year term. This License is renewable at GT&T's sole option for an additional term of 20 years. In November 2009, GT&T notified the Government of its election to renew both the exclusive and non-exclusive license grants for an additional period of 20 years. In exercising this option, GT&T reiterated to the Government that GT&T and the Company would be willing to voluntarily relinquish the exclusivity aspect of GT&T's licenses, but only as part of an overall negotiated settlement with the Government. On December 15, 2010, the Government, through the Office of the President, sent a letter to GT&T indicating that GT&T's License was renewed until such time as a new legislative and regulatory regime to reform the telecommunications sector in Guyana is brought into force; however, GT&T formally notified the Government that it is entitled to an unconditional renewal of both the exclusive and non-exclusive license grants for an additional period of 20 years or until such time as GT&T and the Comany enter into a negotiated settlement with the Government.

        PUC Law and Telecommunications Law.    The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. As a general matter, the PUC has authority to regulate GT&T's domestic and international telecommunications services and rates and to require GT&T to supply certain technical, administrative and financial information as it may request. While GT&T has challenged its position, the PUC claims broad authority to review and amend any of GT&T's programs for development and expansion of facilities or services. For a description of recent actions of the PUC, see Note 12 to the Consolidated Financial Statements included in this Report.

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to substantially reform Guyana's telecommunications sector, including new legislation and regulations authorizing additional competition. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity rights under the existing agreement and License. In August 2011, the Government of Guyana introduced a bill into Parliament that, if enacted, would have the effect of terminating the Company's exclusivity rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also prepared new draft regulations and licenses (hereinafter referred to collectively as "Draft Laws"). The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime; however, the legislation was withdrawn without being acted upon in late September 2011. The Company cannot predict when or if the proposed legislation will be introduced in a future session of Parliament or, if adopted and signed into law, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

        FCC Rule-Making and International Long Distance Rates.    The actions of foreign telecommunications regulators, especially the FCC in the United States, can affect the settlement or termination rate payable by foreign carriers to GT&T for incoming international voice calls. While the FCC continues to monitor and evaluate termination rate levels and benchmarks, the Company cannot predict when and if the FCC will further reduce settlement rates or the effect lower rates will have on revenue in the Company's International Integrated Telephony segment.

Caribbean and Other Regulation

        We are subject to regulation in Bermuda and each of the other jurisdictions in the Caribbean where we provide service. In Bermuda, our subsidiary is subject to Bermuda's Telecommunications Act of 1986 and is authorized to use spectrum to deliver services under its "Class B" license that expires in 2013. We currently intend to renew this license next year. Our Turks and Caicos operations are subject to the Turks and Caicos Islands Telecommunications Ordinance of 2004.

        In November 2011, the Bermuda Government introduced draft legislation in the Bermuda House of Assembly proposing to abolish the current three class tier system of telecommunications licenses in favor of a universal licensing scheme. We expects that if these reforms do occur, we may explore the possibility of providing additional service in Bermuda to supplement and add additional value to our current wireless and Internet services.

Taxation—United States

        As a U.S. corporation, we are subject to U.S. federal income taxation on our worldwide net income, currently at rates up to 35% of taxable income. In general, a U.S. corporation is only subject to U.S. taxation on the earnings and profits (or E&P) received from a foreign corporation when such E&P is actually distributed or deemed distributed to the United States. Pursuant to the foreign tax credit provisions of the Internal Revenue Code, and subject to complex limitations contained under those provisions, we are entitled to credit foreign withholding taxes on dividends or interest received, and foreign corporate income taxes of our subsidiaries paid with respect to income distributed as dividends or income inclusions under Subpart F from such subsidiaries, against our U.S. federal income tax. We do not provide for U.S. income taxes on the undistributed earnings of our foreign subsidiaries that are considered to be indefinitely reinvested outside of the U.S.

        As of December 31, 2011, we have a foreign tax credit carryforward of $16.8 million. These credits began expiring in 2011. As part of the Alltel Acquisition, which was completed during the second quarter of 2010, and the associated levels of future debt and interest service, we re-examined our projected mix of foreign source and US-source earnings and concluded it is more likely than not that we will not generate enough foreign source income to utilize our existing foreign tax credits prior to their expiration date. As a result, we have placed a full valuation allowance against those credits as of December 31, 2011.

Taxation—Guyana

        Our taxable income in Guyana is subject to Guyanese tax at a rate of 45% of taxable income. Our agreement with the Government of Guyana provides that the repatriation of dividends to Atlantic Tele-Network and any payment of interest on GT&T debt denominated in foreign currency are not subject to withholding taxes. It also provides that fees payable by GT&T to us or any of our subsidiaries for management services shall not be subject to currency restrictions or withholding or other Guyana taxes. GT&T has a number of tax issues pending before the Guyana revenue authorities and the Guyana courts. See "Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana—GT&T is engaged in significant tax disputes with the Guyanese tax authorities that, if resolved against us, could adversely affect our financial condition and results of operations".

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

 Risks relating to our U.S. operations

We may not be successful in increasing our customer base which would negatively affect our business plans and financial outlook.

        Over the past year, we have worked to separate our acquired Alltel network from the legacy Verizon Wireless/Alltel network. This required us to transition or "re-home" some of the acquired field network facilities to newly built, or other newly acquired, switching and other core network facilities and integrate and align numerous business and work processes such as customer billing, by building and designing our own processes and the information systems necessary to track and handle those processes. This integration process, though successful, posed many challenges and likely contributed to some net subscriber loss, from 800,000 subscribers at the acquisition to 582,000 subscribers as of December 31, 2011. Our current business plans assume that we will modestly increase our customer base over time.

        Our rates of customer acquisition and turnover are affected by a number of factors described in detail below, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services, customer care quality and wireless number portability. Managing these factors and customers' expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot be certain that these programs will be successful. A high rate of customer turnover or low rate of new customer acquisition could have a material adverse effect on our business, financial condition and results of operations.

Intense competition in the U.S. retail wireless industry and our smaller scale, relative to larger national or regional wireless carriers, could adversely affect our business, financial condition or results of operations.

        Competition in the U.S. retail wireless industry is currently intense and could intensify further due to the general effects of a weak economy, as well as due to wireless industry factors such as increased market saturation and aggressive price reductions. Our main competitors are national or global telecommunications companies that are much larger than us. These carriers possess greater resources and much greater economies of scale that gives them a significant cost advantage in many areas. The national carriers can deploy new network technologies and mobile handsets and devices more rapidly and at a lower cost. The national and larger regional carriers typically also have broader radio spectrum holdings, giving them the ability to launch multiple technologies and to devote more bandwidth to a given voice or data service. Due to our smaller scale, we may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources, which could adversely affect our revenues and costs of doing business.

        In particular, our business depends on our access to new handsets and other devices and to a lesser extent, content for data, music or video services, being developed by vendors. Because of their buying power and the relationships they have created with vendors, the large national carriers have a significant advantage in pushing the development of new technologies and taking advantage of those technologies. For example, in the past, they have entered into deals with device vendors giving them the exclusive right to sell the latest mobile devices for a period of time. If we are unable to obtain new handsets desired by our customers at favorable pricing and quantities as a result of our smaller purchasing resources or obtain timely access to content for data, music or video services, our business, financial condition or results of operations could be adversely affected.

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

        We source wireless devices from a small number of equipment manufacturers and depend on access to compelling devices at reasonable prices as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup, as discussed with respect to increased competition risks above, could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel-Lucent and Nokia in the United States. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Due to the non-contiguous nature of our U.S. wireless network, if we are unable to expand our network and obtain the roaming services we need from other carriers to operate competitively, our profitability and other results of operations could be adversely affected.

        The wireless assets that we acquired in the Alltel Acquisition were historically operated as part of a national network whose customers valued nationwide coverage and support. As a result of the regulatory-required divestiture of these assets, many of our retail markets are now non-contiguous and require network expansion, improvements and roaming support to ensure ongoing nationwide coverage. We believe broad regional or nationwide coverage remains important to a large portion of our customer base.

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

        We face rapid and significant changes in technology. In particular, the telecommunications industry is experiencing significant technological changes, including the following:

  •
  evolving industry standards;

  •
  requirements resulting from changing regulatory regimes;

  •
  the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

  •
  ongoing improvements in the capacity and quality of digital technology and shorter development cycles for new products and enhancements;

  •
  changes in end-user requirements and preferences;

  •
  the expansion of VoIP telephony services;

  •
  convergence between video and data services;

  •
  development of data and broadband capabilities and rapidly expanding demand for those capabilities; and

  •
  migration to next-generation services, including the deployment of LTE or "4G" network technology, which may require the purchase of additional spectrum.

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures to add to our networks' capacity, coverage and technical capability. For example, we have spent considerable amounts adding higher speed, higher capacity mobile data services to many of our networks in recent years and we think it likely that more such expenditures will be needed over the next few years. For our U.S. wireless network, we are currently evaluating the feasibility of adding LTE mobile data technologies.

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

Increased customer demand for data coverage and usage may be difficult to support.

        Our most popular plans bundle certain features with unlimited local and U.S. long distance service and unlimited text messaging, along with mobile web, 411 services, navigation and data back-up, for a fixed monthly fee. Our competitors offer similar plans. Approximately half of our current handset lineup offers "smartphones" and other new devices, which allow customers to send and receive data files and use greater amounts of network capacity than other handsets and devices we offer. Demand for these "smartphones" and data services has been growing rapidly in recent periods, and our value to our wholesale wireless customers depends in part on our network's ability to support the services that such carriers' customers demand. For example, advanced mobile high-speed wireless data services, which allow customers to use the wireless network to send and receive data files and access the Internet at speeds approaching fixed broadband, have become increasingly popular.

        If customers exceed expected usage for our voice or data services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in our markets than our competitors, we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently limit the amount of data used on a monthly basis per customer through our contract plans and will assess penalty fees if usage exceeds certain thresholds. However, if data usage increases faster than we anticipate and exceeds the then-available capacity of our network, our roaming costs may be higher than we anticipate or the quality of our service may be negatively affected, compelling us to increase our prices or alter our service offerings. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our retail customers and those of our wholesale roaming partners without substantial upgrades and additional capital expenditures, which could have an adverse effect on our results of operations and financial condition.

We may be unable to acquire additional spectrum at a reasonable cost or on a timely basis.

        Due to the non-contiguous nature of our network, we may be required to acquire additional spectrum in our current and other markets to satisfy the increasing demand for data services described above, to deploy new technologies or to enter new markets. Due to the dearth of available spectrum in the market, we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all or that additional spectrum would be made available by the FCC through auction or other means on a timely or economical basis. If such additional spectrum is not available to us on reasonable terms or at a reasonable cost, our ability to grow our business, financial condition and results of operations could be adversely affected.

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers that could build or acquire overlapping networks.

        Our U.S. wholesale wireless business, which accounted for approximately 27% of our consolidated revenue in 2011, generates a substantial majority of its revenues from three national wireless service providers. In 2011, four national wireless service providers together accounted for substantially all of the wholesale wireless portion of our revenue.

        Our relationships with our roaming customers generally are much more financially significant for us than for our customers. If our markets are not included in our roaming partners' home calling areas and are instead subject to the imposition of additional roaming charges, we could see a loss of roaming minutes and revenue, which could have a material adverse effect on our results of operations. If we fail to keep any of our roaming customers satisfied with our service offerings or economic terms and lose their business or are unable to renew or enter into new agreements with these customers on beneficial terms (including pricing) to us, we could suffer a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

        In addition, if these customers build or acquire wireless networks in our service areas we may lose revenue. Should any of these customers take such actions over a significant portion of the areas we serve, it may have a materially adverse effect on our results of operations and financial condition. For example, the acquisition by Verizon Wireless of Alltel Corporation assets, and subsequent acquisition of divested Alltel assets by AT&T, has already resulted in each of AT&T and Verizon gaining their own infrastructure in markets where they were formerly served by us. This is expected to continue to result in a significant loss of revenue and operating income in future periods, which, if not offset by growth in other revenues we generate, could materially reduce overall operating profits.

Risks Relating to Our Wireless and Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary Guyana Telephone and Telegraph, Ltd. ("GT&T") has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010, which was renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our licenses had been renewed until such time that new legislation is in place with regard to the Government's intention to expand competition within the sector; however, we believe our exclusive license continues to be valid unless and until such time as we enter into a negotiated settlement with the Government.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In August 2011, the Government of Guyana introduced a bill into Parliament draft legislation, regulations, and licenses ("Draft Laws") that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. The legislation, however, was withdrawn from Parliament without being acted upon. We cannot predict when or if the proposed legislation will be introduced again into the next session of the Guyanese Parliament or if enacted, subsequently implemented by the Minister of Telecommunications. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

        We are dependent on GT&T for a moderate portion of our revenues and profits. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic and as a result, a loss in wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect our revenues and profits and diminish the value of our investment in Guyana.

Any significant decline in the price or volume, including as a result of bypass activities, of international long distance calls to Guyana could adversely affect our financial results.

        We collect payments from foreign carriers for handling international long distance calls originating from the foreign carriers' countries and ending in Guyana. The payments, which are based on volume and payment rates, are pursuant to arrangements we have with the foreign carriers and are subject to the actions of telecommunications regulators, such as the U.S. FCC. While our revenues from our inbound and outbound international long distance services in Guyana account for less than 5% of our consolidated revenue for 2011, they are important to our profits in this market. More than half of these revenues and profits were from collecting payments for international long distance calls into Guyana from other countries.

        Any decrease in the payment rate or the volume of inbound long distance calls would reduce the amount of the payments we collect. We believe the volume of international long distance voice traffic is increasingly being threatened by customers and illegal operators bypassing our international exchange through various means, including sending voice traffic as Voice over Internet Protocol (or VoIP). In 2008 and through 2011, this activity—whether by known carriers or small "black market" operators—increased significantly. Further reductions in the payment rates or a decline in inbound international long distance volume, through VoIP, competition or otherwise, would adversely affect our revenues and profits, and would deprive us of a critical source of U.S. currency as payments from foreign carriers to GT&T are in U.S. dollars.

Other Risks Relating to Our Businesses and Industry

The loss of certain licenses would adversely affect our ability to provide wireless and broadband services.

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses in the U.S. expire between 2012 and 2019.

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

        Our operations in the United States are subject to the Telecommunications Act of 1996 (or 1996 Act). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act and other regulation in the next few years. In particular, the FCC is currently undertaking long-term Universal Service Fund ("USF") reform and has recommended, among other things, to cap universal service support for all competitive eligible telecommunications carriers and change the way USF support is disbursed to program recipients. It is not possible to predict whether or when any of proposed reforms will be adopted, however, implementation of some of the proposals could significantly affect the amount of USF support we receive and could have an adverse effect on our business.

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

  •
  The greatest competitive risk to our wholesale roaming business is the possibility that our current customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as "over-building." If our roaming customers, which generally have greater financial resources and access to capital than we do, determine to over-build, their need for our roaming services will be significantly reduced or eliminated.

  •
  In Guyana, we have faced competition from Digicel, a wireless service provider operating across the region that has been very aggressive in acquiring a substantial share of the market.

  •
  In the Caribbean, we compete against Digicel and in Turks and Caicos, we compete with the incumbent wireless service provider as well.

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

An economic downturn experienced by our subscriber base could materially adversely affect our financial position, results of operations and cash flow.

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

  •
  An increase in "bad debt", or the amounts that we have to write off of our accounts receivable due to our inability to collect subscription fees from our subscribers.

  •
  We rely on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. A prolonged economic downturn in the U.S. or Canadian economies could continue to affect inbound calling and, therefore, our revenue in Guyana.

        The impact, if any, that these events might have on us and our business is uncertain and cannot be estimated at this time.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        Many of the areas in which we operate have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas in which we operate may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2003 causing major damage to our network and to the island's infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands and a separate hurricane negatively affected operations in the Turks and Caicos. Guyana has suffered from severe rains and flooding in two of the last five years. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot be sure that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

        In connection with the incurrence of the indebtedness under the credit facility, the lenders received a pledge of our share of the capital stock of all of our subsidiaries, and, with some limited exceptions, are entitled to a pledge of the capital stock of any subsidiaries that we may acquire in the future. Additionally, the lenders under our credit facility generally have a lien on all of our U.S. assets and certain of our non-U.S. assets. As a result of these pledges and liens, if we fail to meet our payment or other obligations under the credit facility (including meeting or exceeding certain financial measurements), the lenders would be entitled to foreclose on and liquidate substantially all of our assets, to the extent required to pay our obligations under the credit facility. As a result, the holders of our securities may lose a portion of, or the entire value of, their investment in our securities.

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

        For the three months prior to March 1, 2012, the average daily trading volume of our common stock was approximately 28,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease or own the following office space for use in our operations:

Operations	Location	Owned or Leased	Approximate Square Footage
Corporate headquarters	600 Cummings Center Beverly, MA 01915	Leased	18,000
U.S. Wireless	Little Rock, AR Atlanta, GA	Leased	81,000
International Integrated Telephony	Guyana	Owned	4,000
Island Wireless	Bermuda Turks & Caicos U.S. Virgin Islands Aruba	Leased	20,000
U.S. Wireline	Bellows Falls, VT Albany, NY	Leased	9,000

        The U.S. Wireless and Island Wireless operations also lease approximately 132,000 square feet and 15,000 square feet of space, respectively, in connection with the operation of 50 and 10 retail stores, respectively.

        In the aggregate, we own 692 towers, lease an additional 887 towers and also own seven switch locations.

        We also utilize approximately 324,000 square feet of space for technical operations, including approximately 266,000 square feet of building space owned by us, on approximately 48 acres of land in various locations throughout Guyana.

        We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        Currently, GT&T holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for GT&T, at its sole option, to extend the term for an additional twenty years, until December 2030. GT&T exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In August 2011, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have had the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (hereinafter referred to collectively as "Draft Laws"). The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime, however, the legislation was withdrawn from Parliament without being acted upon. The Company cannot predict when or if the proposed legislation will be introduced again into a future session of the Guyanese Parliament or if enacted and signed by the President, subsequently implemented by the Minister of Telecommunications. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

        As previously reported, Digicel and GT&T failed to agree on the terms of a new interconnection agreement in 2010 and as a result, the agreement was terminated. GT&T and Digicel continued to provide interconnection services while negotiations continued and in October 2011, the PUC approved a new interconnection agreement between the parties.

        Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company's knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, though we believe not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, results of operation or liquidity.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter since the 2009 filing.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license rights under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009 and the case is pending. We believe that any legal challenge to GT&T's exclusive license rights granted in 1990 is without merit and we intend to vigorously defend against such a legal challenge.

        On February 17, 2010, GT&T filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GT&T's exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GT&T is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of US$9 million and punitive damages of approximately US$5 million. Digicel filed counterclaims alleging that GT&T has violated the terms of the interconnection agreement and Guyana laws. GT&T intends to vigorously prosecute this suit.

        GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $36.8 million (including an assessment for $13.3 million that GT&T received in July 2010), the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T's return on investment was no less than 15% per annum for the relevant periods.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2010
Quarter ended March 31	$58.41	$39.31
Quarter ended June 30	$59.01	$39.66
Quarter ended September 30	$50.15	$39.10
Quarter ended December 31	$55.40	$32.12
	High	Low
2011
Quarter ended March 31	$41.38	$30.42
Quarter ended June 30	$40.67	$33.78
Quarter ended September 30	$39.54	$27.91
Quarter ended December 31	$42.77	$29.82

        The approximate number of holders of record of Common Stock as of March 1, 2012 was 64.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010	$0.20	$0.20	$0.22	$0.22
2011	$0.22	$0.22	$0.23	$0.23

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our Amended 2010 Credit Facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2010 and 2011, we declared a total annual dividend of $0.84 and $0.90 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

 Issuer Purchases of Equity Securities in the Fourth Quarter of 2011

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2011–October 31, 2011	—		$—	—	$2,919,965
November 1, 2011–November 30, 2011	—		—	—	2,919,965
December 1, 2011–December 31, 2011	2,182	(2)	40.67	—	2,919,965

Total	2,182		$40.67	—	$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock (the "Plan"). The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on December 5, 2011 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on that date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on December 2, 2011.

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

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$186,741	$207,674	$242,281	$619,145	$759,196
Operating expenses	119,582	138,152	172,590	580,861	703,945

Income from operations	67,159	69,522	69,691	38,284	55,251
Other income (expense):
Interest expense	(2,282)	(3,144)	(3,706)	(9,956)	(17,370)
Interest income	2,454	1,770	1,153	551	427
Gain on bargain purchase, net of deferred taxes of $18,016	—	—	—	27,024	—
Other, net	4,520	1,174	605	1,285	4,158

Other income (expense), net	4,692	(200)	(1,948)	18,904	(12,785)

Income before income taxes	71,851	69,322	67,743	57,188	42,466
Income taxes	28,929	29,551	31,160	19,606	20,569

Net Income	42,922	39,771	36,583	37,582	21,897
Net (income) loss attributable to non-controlling interests, net of tax	(4,982)	(4,973)	(1,044)	872	(103)

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$37,940	$34,798	$35,539	$38,454	$21,794

Net income per weighted average share attributable to Atlantic Tele-Network, Inc. Stockholders:
Basic	$2.50	$2.29	$2.33	$2.51	$1.42

Diluted	$2.48	$2.28	$2.32	$2.48	$1.41

Dividends per share applicable to common stock	$0.60	$0.68	$0.76	$0.84	$0.90

	As of December 31,
	2007	2008	2009	2010	2011
	(In thousands)
Balance Sheet Data:
Cash and investments	$76,453	$82,621	$90,247	$37,330	$48,735
Working capital	75,503	83,409	79,628	15,987	38,122
Fixed assets, net	155,753	198,230	217,015	463,891	483,203
Total assets	352,131	419,821	446,554	822,944	873,731
Short-term debt (including current portion of long-term debt)	—	750	3,694	12,194	25,068
Long-term debt, net	50,000	73,311	69,551	272,049	257,146
Atlantic Tele-Network, Inc. stockholders' equity	208,971	228,873	255,746	283,768	294,266

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda under the "CellOne" name, in Guyana under the "Cellink" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition") and in the third quarter of 2011, completed the migration of the Alltel assets to our own information technology systems, telecommunications networks and platforms.

        In the second quarter of 2011, we continued our expansion by completing the merger of our Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. We actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

        The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2011:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

        We provide management, technical, financial, regulatory, customer support and marketing advisory services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

        We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the year ended December 31, 2011, approximately 78% of our consolidated revenue was generated by our U.S. Wireless segment.

        Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of December 31, 2011, our U.S. retail wireless services were provided to approximately 582,000 customers under the "Alltel" brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of December 31, 2011. Through the Alltel Acquisition, we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the "Alltel Transition") and as a result, eliminated most of the duplicate cost associated with the migration in the third quarter of 2011.

        Our retail wireless business competes with national, regional and local wireless providers offering both prepaid and postpaid services such as our primary competitor, Verizon Wireless.

        We provide wholesale roaming services in a number of areas in the U.S., including in areas in which we also have retail wireless operations such as the recently acquired Alltel markets. Our wholesale wireless revenue is an important part of our overall U.S. Wireless segment revenue because this revenue has a higher margin of profitability than our retail revenue. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rate we get paid from other carrier customers for serving that traffic.

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

Acquisition of Alltel Assets

        On April 26, 2010, we completed our acquisition of a portion of the former Alltel network from Verizon Wireless. Pursuant to the Alltel Acquisition, Verizon Wireless contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to a wholly-owned subsidiary limited liability company whose membership interests were acquired by our wholly-owned subsidiary. In connection with the acquisition, the Company and Verizon Wireless entered into roaming and transition services arrangements and we obtained the rights to use the Alltel brand and related service marks for up to twenty eight years in connection with the continuing operation of the acquired assets. The purchase price of the acquisition was $200 million, plus approximately $21.4 million in connection with a customary net working capital adjustment and other fees and expenses. In late July 2011, we completed the Alltel Transition and terminated the transition services arrangement.

Merger with M3 Wireless, Ltd.

        On May 2, 2011, we completed the merger of our Bermuda wireless operations, Bermuda Digital Communications, Ltd. ("BDC"), with that of M3 Wireless, Ltd. ("M3"), a wireless provider in Bermuda (the "CellOne Merger"). As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity continues to operate under BDC's CellOne brand. As a result of the CellOne Merger, our 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity. Since we have the right to designate the majority of seats on the combined entity's board of directors and therefore control its management and policies, we have consolidated the results of the combined entity in our consolidated financial statements effective on the date of the CellOne Merger.

Stimulus Grants

        In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

        In December 2009, we were awarded a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country ("DANC"), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers. The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce ("NTIA"), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $6.2 million will be invested in the project by us and by DANC. The funding and build of this new project began in the third quarter of 2010. As of December 31, 2011, we have spent $11.1 million in capital expenditures in connection with this project of which $8.9 million has been or will be funded by the federal stimulus grant. The results of our U.S. fiber optic transport business are included in our "U.S. Wireline" segment.

        On March 25, 2010, the NTIA awarded the Navajo Tribal Utility Authority ("NTUA") a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, in April 2011, we formed a joint venture with NTUA and contributed network-related and other assets to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow the joint venture to supply both fixed and mobile customers with high-speed broadband access. The funding of this project began in late 2011 with receipt of approximately $84,000. The results of our wholesale U.S. wireless business are included in our "U.S. Wireless" segment.

        On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the "VTA"), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and transport services to over 340 community anchor institutions. The funding of this project began during the second quarter of 2011. As of December 31, 2011, we have made $6.3 million in capital expenditures in connection with this project of which $4.4 million has been or will be funded by the federal stimulus grant. The results of our U.S. wireline business are included in our "U.S. Wireline" segment.

Results of Operations

Year Ended December 31, 2010 and 2011

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2011
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$293,126	$370,218	$77,092	26.3%
Wholesale	159,807	201,993	42,186	26.4
International Wireless	50,615	73,003	22,388	44.2
Wireline	84,488	84,957	469	0.6
Equipment and Other	31,109	29,025	(2,084)	(6.7)

Total revenue	619,145	759,196	140,051	22.6

OPERATING EXPENSES:
Termination and access fees	160,554	205,526	44,972	28.0
Engineering and operations	71,032	85,234	14,202	20.0
Sales, marketing and customer services	94,661	136,013	41,352	43.7
Equipment expense	75,335	73,185	(2,150)	(2.9)
General and administrative	88,783	99,087	10,304	11.6
Acquisition-related charges	13,760	772	(12,988)	(94.4)
Depreciation and amortization	76,736	104,100	27,364	35.7
Impairment of goodwill	—	2,425	2,425	—
Gain on disposition of long-lived assets	—	(2,397)	(2,397)	—

Total operating expenses	580,861	703,945	123,084	21.2

Income from operations	38,284	55,251	16,967	44.3

OTHER INCOME (EXPENSE):
Interest expense	(9,956)	(17,370)	7,414	74.5
Interest income	551	427	(124)	(22.5)
Equity in earnings of unconsolidated affiliate	743	3,029	2,286	307.7
Other income (expense), net	543	1,129	586	107.9
Bargain purchase gain, net of taxes of $18,016	27,024	—	(27,024)

Other income, net	18,905	(12,785)	(31,690)	(167.6)

INCOME BEFORE INCOME TAXES	57,189	42,466	(14,723)	(25.7)
Income taxes	19,607	20,569	962	4.9

NET INCOME	37,582	21,897	(15,685)	(41.7)
Net (income) loss attributable to non-controlling interests	872	(103)	(975)	(111.8)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$38,454	$21,794	$(16,660)	(43.3)%

        U.S. Wireless revenue.    U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations. Retail revenue is derived from subscriber fees for use of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voicemail and other features. Retail revenue also includes amounts received from the Universal Service Fund ("USF"). Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other related wholesale services such as the provision of network switching services and certain wholesale transport services using our wireless subsidiaries' networks.

Retail Revenue

        The retail portion of our U.S. Wireless revenue was $370.2 million for the year ended December 31, 2011 as compared to $293.1 million for the year ended December 31, 2010. The increase of $77.1 million is the result of 2011 representing a full year of operations of our Alltel Acquisition, which we completed in April 2010, and is partially offset by a decrease in subscribers during the period subsequent to the acquisition.

        As of December 31, 2011, we had approximately 582,000 U.S. retail wireless subscribers (including 458,000 postpaid subscribers and 124,000 prepaid subscribers), a decrease of 136,000 from the approximate 718,000 subscribers we had as of December 31, 2010. In addition to ordinary competitive forces, the decrease in subscribers was due to tightening of credit and contract policies post-Alltel Acquisition, the loss of a significant prepaid distribution channel, the high percentage of subscribers with expiring contracts due to our predecessor's emphasis on one-year customer contracts and a number of other factors. Among these other factors were the effects of separating our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory.

        During the fourth quarter of 2011, we saw improvement in subscriber churn and gross subscriber additions over recent quarters. We believe the churn improvement is partially due to the completion of the Alltel transition, along with the introduction of new value priced plans introduced in the fourth quarter, which we believe could increase gross subscriber additions in future periods. As a result of the anticipated increases in gross subscriber additions and reduction in churn, we expect U.S. retail wireless revenues to stabilize sometime in 2012.

  Wholesale Revenue

        The wholesale portion of our U.S. Wireless revenue increased to $202.0 million for the year ended December 31, 2011 from $159.8 million for the year ended December 31, 2010, an increase of $42.2 million. The increase in wireless wholesale revenue was primarily due to a full year of operations from our Alltel Acquisition, which we completed in April 2010, as well as an increase in data usage from both our legacy U.S. roaming network and the Alltel network. This increase was partially offset by a decrease in revenues as a result of the overlapping of our networks with those of Verizon and AT&T, as well as a decline in voice traffic and the rates we charge certain carrier customers.

        We expect our wholesale data revenue to increase in future periods as customer usage of data and smart phone penetration continues to increase. Such increase, however, may be completely offset by continued network overbuilds by the national carriers as well as reductions in voice traffic and the roaming rates that we charge and a decline in voice traffic.

        International Wireless revenue.    International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean, including our operations in the U.S. Virgin Islands.

        International Wireless revenue increased by $22.4 million to $73.0 million for the year end December 31, 2011, from $50.6 million for the year end December 31, 2010. This increase primarily resulted from our completion of the CellOne Merger on May 2, 2011 and a full year of new services that were launched in other Caribbean countries during 2010. The increase was also the result of a $2.4 million increase in wireless revenues in Guyana as a result of increased voice and data usage.

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

        Wireline revenue increased by $0.5 million to $85.0 million for the year end December 31, 2011 from $84.5 million for the year ended December 31, 2010. In Guyana, a $3.1 million decrease in international long distance revenue was partially offset by data revenue growth. The number of access lines in Guyana increased by 1%, from approximately 150,000 lines as of December 31, 2010 to approximately 152,000 lines as of December 31, 2011 and we experienced higher internet revenues during the year ended December 31, 2011 from our newly built fiber optic submarine cable in Guyana.

        We believe that international long distance revenue continues to be negatively impacted as a result of continued and considerable illegal bypass activities in Guyana resulting in lost revenue opportunities, as well as an overall reduction in call volume attributable to the current difficult global economic environment and the general technological shift away from the use of traditional wireline voice communication media.

        In addition, we anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share if the Government of Guyana adopts and enacts legislation to issue new international long distance licenses to other providers in Guyana. While the issuance of those licenses, will likely cause an immediate reduction in wireline revenue, over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States.

        Wireline revenue in the U.S. remained relatively consistent compared with the previous year as we saw increased revenue from our upstate New York wholesale transport service business. We continue to add business customers in the U.S. for our voice and data services; however, the overall revenue increase is offset by a decline in the residential data business in Vermont and New Hampshire, including dial-up internet services.

        We are in the process of expanding our fiber network in New York and as of December 31, 2011 have received $8.9 million of the $39.7 million stimulus grant awarded to us in late 2009. During 2011, we also received $4.4 million of the $33.4 stimulus grant in connection with the expansion of our fiber network in Vermont.

        Equipment and other revenue.    Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

        Equipment and other revenue decreased by $2.1 million to $29.0 million for the year ended December 31, 2011, down from $31.1 million for the year ended December 31, 2010. The decrease was due to the substantial completion of our transition of the Alltel subscribers from one-year contracts to the more traditional two-year contracts resulting in fewer upgrades in 2011 as compared to 2010. The decrease was partially offset by increased equipment sales in Bermuda, mainly as a result of the CellOne Merger.

        We believe that equipment and other revenue could begin to increase in 2012 as the Alltel subscribers will have their two-year contracts begin to expire resulting in increased upgrades as compared to 2011.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

        Termination and access fees increased by $44.9 million from $160.6 million for the year ended December 31, 2010 to $205.5 million for the year ended December 31, 2011. Such increase reflects a full year of operations of the Alltel Acquisition as well as the CellOne Merger. The increase in termination and access fess was also the result of an increase in call and data volume, partially offset by a decrease in customer bad debt expense.

        Termination and access fees are expected to increase in future periods with expected growth in volume, but remain fairly proportionate to their related revenue as our networks expand.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

        Engineering and operations expenses increased by $14.2 million from $71.0 million for the year ended December 31, 2010 to $85.2 million for the year ended December 31, 2011 as a result of the 2011 period reflecting a full year of operations from our Alltel Acquisition. Engineering and operations also increased as a result of the completion of our CellOne Merger in May 2011. Such increase, however, was partially offset by the completion of the Alltel Transition in July 2011 which eliminated significant duplicate and transition-related expenses we had been incurring since April 2010. In addition, engineering and operations expenses increased in 2011 due to the expansion of networks and a full year of results in 2011 for the 2010 launches of new services at many of our international subsidiaries.

        We expect that engineering and operations expenses will increase over time due to an increase in our network capacity and a geographical expansion of our network, both of which will require additional support.

        Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $41.3 million from $94.7 million for the year ended December 31, 2010 to $136.0 million for the year ended December 31, 2011 as a result of the Alltel Acquisition. The increase in sales and marketing expenses reflects a full year of operations from our Alltel Acquisition but such increase was partially offset by the Alltel Transition. In addition, sales and marketing expenses increased in 2011 as a result of the CellOne Merger that was completed in 2011.

        As we continue to work to reduce customer churn, we expect retention costs to moderately increase sales and marketing expenses, which should eventually decrease as a percentage of revenue.

        Equipment expenses.    Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

        Equipment expenses decreased by $2.1 million from $75.3 million for the year ended December 31, 2010 to $73.2 million for the year ended December 31, 2011. The decrease was impacted by the accelerated pace of customer contract renewals and extensions we experienced in 2010.

        We believe that equipment expenses could begin to increase in 2012 as the Alltel subscribers will have their two-year contracts begin to expire resulting in increased upgrades as compared to 2011.

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

        General and administrative expenses increased by $10.3 million from $88.8 million for the year ended December 31, 2010 to $99.1 million for the year ended December 31, 2011 as a result of the 2011 period reflecting a full year of operations from our Alltel Acquisition which was completed in April 2010. This increase was partially offset by the completion of the Alltel Transition in July 2011. During this transition period, we incurred a significant overlap of certain general and administrative expenses.

        We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

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

        For the year ended December 31, 2011, acquisition-related charges were $0.8 million, as compared to the $13.8 million incurred in connection with the Alltel Acquisition during the year ended December 31, 2010.

        We expect that acquisition-related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

        Depreciation and amortization expenses increased by $27.4 million from $76.7 million for the year ended December 31, 2010 to $104.1 million for the year ended December 31, 2011. The increase is primarily due to the addition of the tangible and intangible assets acquired with the Alltel Acquisition and CellOne Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless businesses.

        We expect depreciation expense on our tangible assets to continue to increase as a result of ongoing network investments in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

        Impairment of Goodwill.    We performed our annual impairment assessment of our goodwill and other indefinite-lived intangible assets as of December 31, 2011. The prolonged economic downturn caused slower growth in new subscribers in one of the reporting units in our Island Wireless segment, which contributed to a decline in expected future cash flows. As a result, we determined that the book value of this reporting unit exceeded its fair value and concluded that the entire goodwill recorded by that reporting unit was impaired. In connection with this assessment, we recorded a non-cash goodwill impairment charge of $2.4 million during the year ended December 31, 2011.

        Gain on disposition of long-lived assets.    During the year ended December 31, 2011, we sold certain network assets related to a less than wholly-owned subsidiary within our wholesale U.S. Wireless business for proceeds of $2.4 million and recognized a gain on such disposition of $2.4 million as such assets were fully depreciated.

        Interest expense.    Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

        Interest expense increased from $10.0 million for the year ended December 31, 2010 to $17.4 million for the year ended December 31, 2011, due to a full year of borrowings related to the Alltel Acquisition, the fixing of an additional portion of our floating rate bank debt with an interest rate swap agreement entered into during December 2010 and increased applicable margins under our credit facility due to higher leverage ratio levels in 2011. As of December 31, 2011, we had $286.0 million in outstanding debt as compared to $288.3 million as of December 31, 2010.

        Interest income.    Interest income represents interest earned on our cash and cash equivalents.

        Interest income decreased from $0.6 million for the year ended December 31, 2010 to $0.4 million for December 31, 2011 as interest rates earned on our cash balances continued to decline.

        Bargain purchase gain, net of tax.    Bargain purchase gain, net of tax, represents the gain we recognized on the Alltel Acquisition during the year ended December 31, 2010. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers.

        Equity in earnings of an unconsolidated affiliate.    Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment.

        Equity in earnings of an unconsolidated affiliate was $0.7 million for the year ended December 31, 2010 as compared to $3.0 million for the year ended December 31, 2011. We acquired this equity-method investment on April 26, 2010 in connection with the Alltel Acquisition.

        Other income (expense), net.    Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.5 million and $1.1 million for the years ended December 31, 2010 and 2011, respectively.

        Income taxes.    Our effective tax rates for the years ended December 31, 2010 and 2011 were 34% and 48%, respectively. For 2010, the effective tax rate was reduced by the bargain purchase gain which is shown net of tax on our statements of operations. Partially offsetting this reduction in 2010 was a $5.2 million income tax expense related to an increase in valuation allowance against our foreign tax credit carryforward. Excluding the bargain purchase gain and the increase in the valuation allowance, our effective tax rate would have been 47% for 2010. Our adjusted effective tax rate in 2010 and our effective tax rate in 2011 were higher than the statutory federal income tax rate of 35% due primarily to (i) a portion of our earnings are taxed in Guyana at 45%, and (ii) a portion of our earnings include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions. Since we operate in jurisdictions that have a wide range of statutory tax rates, our consolidated tax rate will continue to be impacted by the mix of income generated in those jurisdictions.

        Net (Income) Loss Attributable to Non-Controlling Interests.    Net (income) loss attributable to non-controlling interests reflected an allocation of $0.9 million of losses and $0.1 million of income for the years ended December 31, 2010 and 2011, respectively.

        Net income attributable to Atlantic Tele-Network, Inc. Stockholders.    Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $21.8 million for the year ended December 31, 2011 from $38.5 million for the year ended December 31, 2010. The year ended December 31, 2010 was positively impacted by a one-time bargain purchase gain related to the Alltel Acquisition of

$27.0 million partially offset by acquisition related-charges associated with the Alltel Acquisition of $13.8 million. On a per share basis, net income decreased from $2.48 per diluted share to $1.41 per diluted share for the years ended December 31, 2010 and 2011, respectively.

Years Ended December 31, 2009 and 2010

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2009	2010
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$—	$293,126	$293,126	—%
Wholesale	104,689	159,807	55,118	52.6
International Wireless	44,804	50,615	5,811	13.0
Wireline	88,449	84,488	(3,961)	(4.5)
Equipment and Other	4,339	31,109	26,770	617.0

Total revenue	242,281	619,145	376,864	155.5

OPERATING EXPENSES:
Termination and access fees	45,850	160,554	114,704	250.2
Engineering and operations	28,221	71,032	42,811	151.7
Sales, marketing and customer services	12,676	94,661	81,985	646.8
Equipment expense	3,490	75,335	71,845	2,058.6
General and administrative	36,301	88,783	52,482	144.6
Acquisition-related charges	7,163	13,760	6,597	92.1
Depreciation and amortization	38,889	76,736	37,847	97.3

Total operating expenses	172,590	580,861	408,271	236.6

Income from operations	69,691	38,284	(31,407)	(45.1)

OTHER INCOME (EXPENSE):
Interest expense	(3,706)	(9,956)	(6,250)	168.6
Interest income	1,153	551	(602)	(52.2)
Equity in earnings of unconsolidated affiliate	—	743	743	—
Other income (expense), net	605	543	(62)	(10.2)
Bargain purchase gain, net of taxes of $18,016	—	27,024	27,024	—

Other income, net	(1,948)	18,905	20,853	(1,070.4)

INCOME BEFORE INCOME TAXES	67,743	57,189	(10,554)	(15.6)
Income taxes	31,160	19,607	(11,553)	(37.1)

NET INCOME	36,583	37,582	999	2.7
Net (income) loss attributable to non-controlling interests	(1,044)	872	1,916	(183.5)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,539	$38,454	$2,915	8.2%

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

        International Wireless revenue.    International Wireless revenue increased by $5.8 million to $50.6 million for the year ended December 31, 2010, from $44.8 million for the year ended December 31, 2009. This increase was primarily generated by increased subscribers, volume, and new service launches in our Caribbean operations. Wireless subscribers in Guyana increased 6%, from approximately 289,000 subscribers as of December 31, 2009 to approximately 305,000 subscribers as of December 31, 2010.

        Wireline revenue.    Wireline revenue decreased by $3.9 million to $84.5 million for the year ended December 31, 2010 from $88.4 million for the year ended December 31, 2009. An $8.7 million decrease in international long distance revenue was partially offset by an increase in U.S. revenue and growth generated by the July 2010 launch of our new fiber optic submarine cable in Guyana. Our access lines in Guyana grew from approximately 147,000 lines as of December 31, 2009 to approximately 150,000 lines as of December 31, 2010, an increase of 2%. Revenue from the growth in access lines was partially offset by a decrease in usage of those lines that was likely due to wireless service alternatives.

        Equipment and Other revenue.    Equipment and Other revenue increased by $26.8 million to $31.1 million for the year ended December 31, 2010, from $4.3 million for the year ended December 31, 2009. The increase was due to equipment sales from our Alltel Acquisition.

        Termination and access fee expenses.    Termination and access fees increased by $114.7 million from $45.9 million for the year ended December 31, 2009 to $160.6 million for the year ended December 31, 2010, of which $107.6 million of the increase resulted from the Alltel Acquisition. The remaining increase of $7.8 million was due to the expansion of our legacy U.S. wireless network and international networks.

        Engineering and operations expenses.    Engineering and operations expenses increased by $42.8 million from $28.2 million for the year ended December 31, 2009 to $71.0 million for the year ended December 31, 2010 as a result of the Alltel Acquisition.

        Sales and marketing expenses.    Sales and marketing expenses increased by $82.0 million from $12.7 million for the year ended December 30, 2009 to $94.7 million for the year ended December 31, 2010. The majority of this increase was the result of the Alltel Acquisition. Sales and marketing expenses were particularly high in our U.S. retail wireless business as we incurred additional expenses primarily related to an accelerated pace of customer contract renewals and extensions and some overlap of expenses related to the transition services being performed related to the Alltel Acquisition.

        Equipment expenses.    Equipment expenses increased from $3.5 million for the year ended December 31, 2009 to $75.3 million for the year ended December 31, 2010 as a result of the Alltel Acquisition.

        General and administrative expenses.    General and administrative expenses increased by $52.5 million from $36.3 million for the year ended December 31, 2009 to $88.8 million for the year ended December 31, 2010.

        Acquisition-related charges.    For the year ended December 31, 2010, acquisition-related charges for legal, banking, consulting and accounting fees in connection with the Alltel Acquisition were $13.8 million, as compared to $7.2 million for the year ended December 31, 2009.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased by $37.8 million from $38.9 million for the year ended December 31, 2009 to $76.7 million for the year ended December 31, 2010. The increase was primarily due to the addition of the Alltel tangible and intangible assets as well as additional fixed assets from our network expansion in our U.S. Wireless business and in the Caribbean.

        Interest expense.    Interest expense increased from $3.7 million for the year ended December 31, 2009 to $10.0 million for the year ended December 31, 2010, due to the amendment of our prior credit agreement, which increased both our outstanding debt and applicable interest rates on such debt. On September 30, 2010, we entered into our Amended 2010 Credit Facility, further increasing the amounts available for borrowing. As of December 31, 2010, we had $70.2 million outstanding under our Amended 2010 Term Loan A facility, $144.4 million outstanding under our Amended 2010 Term Loan B facility, and $49.8 million outstanding under our 2010 Term Loan C facility. We had $24.0 million in outstanding borrowings under our Amended 2010 Revolver Loan as of December 31, 2010.

        In addition, as of December 31, 2010 we had interest rate swap agreements in place covering $148.0 million of our outstanding borrowings.

        Interest income.    Interest income decreased to $0.6 million from $1.2 million for the years ended December 31, 2010 and 2009, respectively. This decrease was a result of a decrease in our cash balances as well as the interest rates and subsequent amounts earned on our cash and investments.

        Bargain purchase gain, net of tax.    Bargain purchase gain, net of tax, represents the gain we recognized on the Alltel Acquisition in the year ended December 31, 2010. This gain was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a specified timeframe to a limited class of potential buyers.

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

        Net (Income) Loss Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests reflected an allocation of $1.0 million of income for the year ended December 31, 2009 and $0.9 million of losses for the year ended December 31, 2010. This decrease was a result of the allocation of non-controlling shareholders' share of losses at our early stage businesses.

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

  Regulatory and Tax Issues

        We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 12 to the Consolidated Financial Statements included in this Report.

  Liquidity and Capital Resources

        Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for working capital and capital expenditures for at least the next twelve months. Of the $48.7 million of cash and cash equivalents on hand as of December 31, 2011, $35.2 million was held inside the United States.

  Uses of Cash

        Capital Expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In addition, capital expenditures within the last several quarters have also included significant costs associated with network migration and development of operational and business support systems related to the Alltel Acquisition.

        For the year ended December 31, 2010 and 2011, we spent approximately $135.7 million and $101.4 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2010	$88,522	$26,019	$13,896	$2,050	$5,201	$135,688
2011	67,843	19,317	7,485	3,336	3,420	101,401

        We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We expect to incur capital expenditures between $90 million and $110 million during 2012. Of this amount, we anticipate capital expenditures of between $50 million to $65 million in our U.S. Wireless segment. In forecasting our 2012 capital expenditures for U.S. Wireless segment, we are anticipating spending some amounts for upgrading the capacity of our mobile data network which may include the first stage of a changeout to a network with LTE capability. The timing and cost of any such data expansion very well may change as we have not committed to a particular vendor or solution at this time.

        Acquisitions and Investments.    Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. We continue to explore opportunities to acquire or expand our existing telecommunications properties or licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through one or a combination of the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

        Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2011, dividends to our stockholders were approximately $13.9 million, which includes dividends declared in December 2011 and paid in January 2012. We have paid quarterly dividends for the last 53 fiscal quarters.

        Stock Repurchase Plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.2 million as of December 31, 2011 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We have not repurchased any shares under this plan since 2008.

        Debt Service and Other Contractual Commitment Table.    The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2011 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
	(In millions)
Debt	$286.0	$25.1	$260.9	$—	$—
Uncertain tax positions	7.0	7.0	—	—	—
Pension obligations	0.9	0.9	—	—	—
Operating lease obligations	166.8	40.8	63.1	34.6	28.3

Total	$460.7	$73.8	$324.0	$34.6	$28.3

  Sources of Cash

        Total Liquidity at December 31, 2011.    As of December 31, 2011, we had approximately $48.7 million in cash and cash equivalents, an increase of $11.4 million from the December 31, 2010 balance of $37.3 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures and dividends paid on our common stock.

        Cash Generated by Operations.    Cash provided by operating activities was $132.6 million for the year ended December 31, 2011 compared to $102.8 million for the year ended December 31, 2010. The increase of $29.8 million was mainly due to an increase in profitability when excluding the increased impact of non-cash charges such as depreciation expense, offset by the effect of a $27.0 million non-cash gain recognized in 2010 relating to our Alltel Acquisition. This increase was partially offset by a decrease in the change of working capital.

        Cash Used (Provided) by Financing Activities.    Cash used in financing activities was $25.6 million for the year ended December 31, 2011 as compared to cash provided by financing activities of $200.7 million for the year ended December 31, 2010. The $226.3 million decrease was primarily the result of borrowings under our credit facility in 2010 which were used to finance the Alltel Acquisition.

        On January 20, 2010, we amended and restated our then existing credit facility with CoBank (the "2010 Credit Facility"). The 2010 Credit Facility provided for $223.9 million in term loans and a $75.0 million revolver loan.

        On September 30, 2010, we further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the "Amended 2010 Credit Facility") also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval. As of December 31, 2011, $252.1 million was outstanding under the term loans and $28.2 million was outstanding under the revolver loan.

        The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014. We may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans.

        As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at the Company's option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin is determined based on the ratio of the Company's indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of December 31, 2011, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 5.09%.

        Under the terms of the Amended 2010 Credit Facility, as amended, the Company must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

        The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 the Company amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges. As of December 31, 2011, we were in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

        In connection with the CellOne Merger with M3 Wireless, Ltd., we assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in our Bermuda operations. The term loan requires quarterly repayments of principal and interest, matures on March 15, 2015 and bears interest at a rate of 7% per annum. As of December 31, 2011, $5.8 million remains outstanding under this loan.

        As of December 31, 2011 and 2010, the total notional amount of cash flow hedges under our interest rate swap agreements was $143.0 million.

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

        Restrictions Under Credit Facility.    The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the

Amended 2010 Credit Facility contains a number of financial covenants which are described above under "Sources of Cash." On June 30, 2011 we amended some of our financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges. As of December 31, 2011, we were in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

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

        Impairment of Goodwill.    We performed our annual impairment assessment of our goodwill and other indefinite-lived intangible assets as of December 31, 2011. The prolonged economic downturn caused slower growth in new subscribers in one of the reporting units in our Island Wireless segment, which contributed to a decline in expected future cash flows. As a result, we determined that the book value of this reporting unit exceeded its fair value and concluded that the entire goodwill recorded by that reporting unit was impaired. In connection with this assessment, we recorded a non-cash goodwill impairment charge of $2.4 million during the year ended December 31, 2011.

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

        Contingencies.    We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $36.8 million at December 31, 2011, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. The Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2011.

  Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard that eliminates the option to present other comprehensive income (OCI) in the statement of stockholders' equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early application is permitted. We will adopt the provision of this standard retrospectively in the first quarter of 2012. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

        In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited.

        In September 2011, the FASB issued amended guidance on goodwill impairment testing that provides companies with the option to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine the likelihood of goodwill impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

        Other new pronouncements issued but not effective until after December 31, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

        Interest Rate Sensitivity.    Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of December 31, 2011, $148.8 million of our long term debt has a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $137.2 million of long term debt as of December 31, 2011 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this Report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page F-2.

Changes in Internal Control over Financial Reporting

        In 2011, we created an Internal Audit team dedicated to the review and internal audit of our operations. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 15, 2012, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	47	President and Chief Executive Officer
Justin D. Benincasa	50	Chief Financial Officer and Treasurer
William F. Kreisher	49	Senior Vice President, Corporate Development
Leonard Q. Slap	52	Senior Vice President, General Counsel and Secretary
Karl D. Noone	43	Senior Vice President and Corporate Controller

        Michael T. Prior is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the telecommunications sector. From 1999 to 2002, he headed corporate development for LighTrade, Inc., a telecommunications infrastructure provider. From 1998 to 1999, Mr. Prior was a member of ComSpace Development LLC, a seed investment concern in the communications industry and an early investor in LighTrade. From 1992 to 1998, Mr. Prior was a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York and Perkins Coie LLP in Seattle. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. He is the son of Cornelius B. Prior, Jr., Chairman of our Board. In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young. Mr. Prior serves on the Board of Directors and is currently Vice Chairman of the Rural Cellular Association.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (or 2012 Proxy Statement) under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2012 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive and director compensation will be set forth in our 2012 Proxy Statement under "Executive Officer Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2012 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2012 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2012 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2012 Proxy Statement under "Independent Auditor" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 15th day of March, 2012.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 2012.

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
December 31, 2009, 2010 and 2011

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc, and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP Boston, Massachusetts March 15, 2012

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2011

(In Thousands, Except Share Data)

	December 31,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$37,330	$48,735
Restricted cash	467	—
Accounts receivable, net of allowances of $13.8 million and $15.3 million, respectively	59,870	71,159
Materials and supplies	26,614	20,802
Deferred income taxes	15,787	21,921
Income tax receivable	—	11,545
Prepayments and other current assets	14,221	9,738

Total current assets	154,289	183,900

Fixed Assets:
Property, plant and equipment	705,288	813,391
Less accumulated depreciation	(241,397)	(330,188)

Net fixed assets	463,891	483,203

Telecommunication licenses	80,843	87,468
Goodwill	44,397	45,077
Trade name license, net	13,491	13,013
Customer relationships, net	49,031	41,314
Other assets	17,002	19,756

Total assets	$822,944	$873,731

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,194	$25,068
Accounts payable and accrued liabilities	54,731	57,262
Dividends payable	3,394	3,548
Accrued taxes	9,413	7,739
Advance payments and deposits	17,398	15,834
Other current liabilities	41,172	36,327

Total current liabilities	138,302	145,778

Deferred income taxes	53,253	88,906
Other liabilities	30,304	29,371
Long-term debt, excluding current portion	272,049	257,146

Total liabilities	493,908	521,201

Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,882,359 and 15,955,886 shares issued, respectively, and 15,383,181 and 15,451,238 shares outstanding, respectively	159	160
Treasury stock, at cost; 499,178 and 504,648 shares, respectively	(4,724)	(4,942)
Additional paid-in capital	113,002	118,620
Retained earnings	182,390	190,327
Accumulated other comprehensive loss	(7,059)	(9,899)

Total Atlantic Tele-Network, Inc. stockholders' equity	283,768	294,266

Non-controlling interests	45,268	58,264

Total equity	329,036	352,530

Total liabilities and equity	$822,944	$873,731

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2009, 2010 and 2011

(In Thousands, Except Per Share Data)

	December 31,
	2009	2010	2011
REVENUE:
U.S. Wireless
Retail	$—	$293,126	$370,218
Wholesale	104,689	159,807	201,993
International wireless	44,804	50,615	73,003
Wireline	88,449	84,488	84,957
Equipment and Other	4,339	31,109	29,025

Total revenue	242,281	619,145	759,196

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	45,850	160,554	205,526
Engineering and operations	28,221	71,032	85,234
Sales and marketing	12,676	94,661	136,013
Equipment expense	3,490	75,335	73,185
General and administrative	36,301	88,783	99,087
Acquisition-related charges	7,163	13,760	772
Depreciation and amortization	38,889	76,736	104,100
Impairment of goodwill	—	—	2,425
Gain on disposition of long-lived assets	—	—	(2,397)

Total operating expenses	172,590	580,861	703,945

Income from operations	69,691	38,284	55,251

OTHER INCOME (EXPENSE)
Interest expense	(3,706)	(9,956)	(17,370)
Interest income	1,153	551	427
Gain on bargain purchase, net of deferred taxes of $18,016	—	27,024	—
Equity in earnings of unconsolidated affiliate	—	743	3,029
Other income, net	605	543	1,129

Other income (expense), net	(1,948)	18,905	(12,785)

INCOME BEFORE INCOME TAXES	67,743	57,189	42,466
Income taxes	31,160	19,607	20,569

NET INCOME	36,583	37,582	21,897
Net (income) loss attributable to non-controlling interests, net of tax of $2.8 million, $1.9 million, and $2.4 million, respectively	(1,044)	872	(103)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,539	$38,454	$21,794

NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$2.33	$2.51	$1.42

Diluted	$2.32	$2.48	$1.41

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,234	15,323	15,396

Diluted	15,377	15,483	15,495

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.76	$0.84	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2009, 2010, and 2011

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity	Non-Controlling Interests	Total Equity
Balance, December 31, 2008	157	(4,560)	107,312	132,866	(6,902)	228,873	32,787	261,660
Reissuance of 791 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 4,375 shares of common stock upon exercise of stock options	1	—	73	—	—	74	—	74
Purchase of 2,981 shares of common stock	—	(134)	—	—	—	(134)	—	(134)
Acquisition of additional interests in majority owned subsidiary	—	—	(22)	—	—	(22)	—	(22)
Stock-based compensation	—	—	1,364	—	—	1,364	—	1,364
Dividends on common stock	—	—	—	(11,578)	—	(11,578)	(8,098)	(19,676)
Non-controlling interest in entity acquired	—	—	—	—	—	—	(2)	(2)
Investments made by minority shareholders	—	—	—	—	—	—	956	956
Comprehensive income:
Net income	—	—	—	35,539	—	35,539	1,044	36,583
Other comprehensive income, net of tax of $1,058	—	—	—	—	1,630	1,630	—	1,630

Total comprehensive income						37,169	1,044	38,213

Balance, December 31, 2009	158	(4,687)	108,720	156,827	(5,272)	255,746	26,687	282,433
Reissuance of 790 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 85,500 shares of common stock upon exercise of stock options	1	—	1,651	—	—	1,652	—	1,652
Purchase of 1,331 shares of common stock	—	(44)	—	—	—	(44)	—	(44)
Stock-based compensation	—	—	2,043	—	—	2,043	—	2,043
Dividends on common stock	—	—	—	(12,891)	—	(12,891)	(1,870)	(14,761)
Tax benefit from stock options exercised	—	—	595	—	—	595	—	595
Non-controlling interest in equity acquired	—	—	—	—	—	—	17,947	17,947
Investments made by minority shareholders	—	—	—	—	—	—	3,376	3,376
Comprehensive income:
Net income (loss)	—	—	—	38,454	—	38,454	(872)	37,582
Other comprehensive income, net of tax of $1,236	—	—	—	—	(1,787)	(1,787)	—	(1,787)

Total comprehensive income						36,667	(872)	35,795

Balance, December 31, 2010	159	(4,724)	113,002	182,390	(7,059)	283,768	45,268	329,036
Issuance of 51,602 shares of common stock upon exercise of stock options	1	—	1,174	—	—	1,175	—	1,175
Purchase of 5,470 shares of common stock	—	(218)	—	—	—	(218)	—	(218)
Stock-based compensation	—	—	3,249	—	—	3,249	—	3,249
Dividends on common stock	—	—	—	(13,857)	—	(13,857)	(2,813)	(16,670)
Non-controlling interest in equity acquired, net of tax of $2,280	—	—	1,195	—	—	1,195	11,923	13,118
Investments made by minority shareholders	—	—	—	—	—	—	3,783	3,783
Comprehensive income:
Net income (loss)	—	—	—	21,794	—	21,794	103	21,897
Other comprehensive income, net of tax of $1,327	—	—	—	—	(2,840)	(2,840)	—	(2,840)

Total comprehensive income						18,954	103	19,057

Balance, December 31, 2011	$160	$(4,942)	$118,620	$190,327	$(9,899)	$294,266	$58,264	$352,530

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2010 and 2011

(In Thousands)

	December 31,
	2009	2010	2011
Cash flows from operating activities:
Net income	$36,583	$37,582	$21,897
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	—	(27,024)	—
Depreciation and amortization	38,889	76,736	104,100
Provision for doubtful accounts	1,402	17,261	14,822
Amortization of debt discount and debt issuance costs	503	1,428	1,962
Stock-based compensation	1,364	2,043	3,249
Deferred income taxes	1,620	(348)	27,580
Equity in earnings of unconsolidated affiliates	—	(743)	(3,029)
Gain on disposition of long-lived assets	—	—	(2,397)
Impairment of goodwill	—	—	2,425
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(1,454)	(15,555)	(23,202)
Materials and supplies, prepayments, and other current assets	(791)	(26,281)	11,089
Prepaid income taxes	10,708	—	(1,922)
Accounts payable and accrued liabilities	5,606	52,261	(11,024)
Accrued taxes	(92)	(3,461)	(10,323)
Other	(1,712)	(11,098)	(2,624)

Net cash provided by operating activities	92,626	102,801	132,603

Cash flows from investing activities:
Capital expenditures	(59,719)	(135,688)	(101,401)
Acquisitions of businesses	(24)	(225,551)	—
Acquisitions of assets	(25)	(57)	—
Cash acquired in business combinations	—	53	4,087
Proceeds from disposition of long-lived assets	—	—	1,200
Decrease/(increase) in restricted cash	(5,248)	4,782	467
Sale/purchase of short term investments	2,956	—	—

Net cash used in investing activities	(62,060)	(356,461)	(95,647)

Cash flows from financing activities:
Dividends paid on common stock	(11,301)	(12,569)	(13,703)
Distribution to minority stockholders	(8,098)	(1,870)	(2,814)
Payment of debt issuance costs	(150)	(4,321)	(1,037)
Proceeds from stock option exercises	74	1,652	1,175
Principal repayments of term loan	(750)	(49,568)	(13,450)
Principal repayments of revolver loan	—	—	(132,911)
Purchase of common stock	(134)	(44)	(218)
Investments made by minority shareholders in consolidated affiliates	375	3,463	784
Proceeds from borrowings under term loan,	—	200,000	—
Proceeds from borrowings under revolver loan,	—	64,000	137,069
Repurchase of non-controlling interests	—	—	(446)

Net cash provided by (used in) financing activities	(19,984)	200,743	(25,551)

Net change in cash and cash equivalents	10,582	(52,917)	11,405
Cash and cash equivalents, beginning of year	79,665	90,247	37,330

Cash and cash equivalents, end of year	$90,247	$37,330	$48,735

Supplemental cash flow information:
Interest paid	$3,814	$11,518	$18,173

Taxes paid	$27,026	$24,974	$3,902

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

  •
  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda under the "CellOne" name, in Guyana under the "Cellink" name, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  The Company's local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State.

        In the second quarter of 2010, the Company completed the acquisition of its U.S. retail wireless business, which provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition") and, in the third quarter of 2011, completed the migration of the Alltel assets to the Company's own information technology systems, telecommunications networks and platforms. Since 2005, revenue from U.S. operations has significantly grown as a percentage of consolidated revenue and as a result of the Alltel Acquisition, a substantial majority of the Company's consolidated revenue is now generated in the United States, mainly through mobile wireless operations. For more information about the Alltel Acquisition, see Note 3.

        In the second quarter of 2011, the Company continued its expansion by completing the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. For more information on the merger in Bermuda, see Note 3. The Company actively evaluates additional investment and acquisition opportunities in the United States and the Caribbean that meet the Company's return-on-investment and other acquisition criteria.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND BUSINESS OPERATIONS (Continued)

        The following chart summarizes the operating activities of the Company's principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of December 31, 2011:

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

        The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company's business segments and geographical information about its revenue, operating income and long-lived assets, see Note 14.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board ("FASB") authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities.

        Certain reclassifications have been made to the 2009 and 2010 financial statements in order to conform to the 2011 presentation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company's fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2011, the Company had deposits with banks in excess of FDIC insured limits and $12.4 million of its cash is on deposit with non-insured institutions such as corporate money market issuers and cash held in Guyana banks. The Company's cash and cash equivalents are not subject to any restrictions. As of December 31, 2010 and 2011, the Company held $5.5 million and $10.5 million, respectively, of its cash in Guyanese dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

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

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $2.2 million and $2.4 million as of December 31, 2010 and 2011, respectively, for estimated costs associated with asset retirement obligations.

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

        The Company determined that there was no impairment of its fixed assets in any of the three years in the period ended December 31, 2011.

Goodwill and Indefinite Lived Intangible Assets

        Goodwill is the amount by which the cost of acquired net assets exceeded the fair value of those net assets on the date of acquisition. The Company allocates goodwill to reporting units at the time of acquisition and bases that allocation on which reporting units will benefit from the acquired assets and liabilities. Reporting units are defined as operating segments or one level below an operating segment, referred to as a component. The Company has determined that its reporting units are components of its multiple operating segments. The Company assesses goodwill for impairment on an annual basis in the fourth quarter or more frequently when events and circumstances occur indicating that the recorded goodwill may be impaired. If the book value of a reporting unit exceeds its fair value, the implied fair value of goodwill is compared with the carrying amount of goodwill. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recorded equal to that excess.

        Telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that there may be impairment. The Company performed its test of the fair values of the telecommunications licenses using a discounted cash flow model (the Greenfield Approach), which assumes a company initially owns only the telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

        As of December 31, 2010, the Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) and determined that no impairment charges were required, as the fair value of each reporting unit and telecommunications license exceeded its book value. The Company performed its annual impairment test as of December 31, 2011 and determined that $2.4 million of its goodwill was impaired. See Note 6 for further details.

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

Interest Rate Derivatives

        As required by the authoritative guidance on accounting for derivative instruments and hedging activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

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

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Alltel's consolidated subsidiaries, Commnet's consolidated subsidiaries, Islandcom and Sovernet and its consolidated subsidiaries, along with their proportional share of the earnings or losses, net of any distributions. As described in Note 3, the Company reduced its ownership interest in its Bermuda wireless operations to a 42% controlling interest upon the completion of the merger with M3 Wireless, Ltd. in May 2011. The non-controlling interests in the accompanying consolidated balance sheet relating to the Company's Bermuda

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

operations include the original investments of the remaining 58% ownership interests along with their proportional share of the earnings or losses, net of any distributions.

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

Comprehensive Income

        For the three years ending December 31, 2011, comprehensive income included net income for each year and the following other items (in thousands):

	Projected Pension Benefit Obligation	Interest Rate Swap Agreements	Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2008	$(2,090)	$(4,812)	$—	$(6,902)
Adjustment	(235)	2,923	—	2,688
Tax effect	111	(1,169)	—	(1,058)

Balance at December 31, 2009	(2,214)	(3,058)	—	(5,272)
Adjustment	(426)	(2,590)	(7)	(3,023)
Tax effect	200	1,036	—	1,236

Balance at December 31, 2010	(2,440)	(4,612)	(7)	(7,059)
Adjustment	(517)	(3,637)	(13)	(4,167)
Tax effect	243	1,084	—	1,327

Balance at December 31, 2011	$(2,714)	$(7,165)	$(20)	$(9,899)

Revenue Recognition

        Service revenues are primarily derived from providing access to and usage of the Company's networks and facilities. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding service is rendered to customers. Revenues derived from usage of the Company's networks, including airtime, roaming, long distance and Universal Service Fund revenues, are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expires. The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, and text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased usage through utilization of the features. Other optional services such as roadside assistance and other equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut-off times, management must estimate service revenues earned but not yet billed at the end of each reporting period.

        Sales of communications products including wireless handsets and accessories represent a separate earnings process and are recognized when the products are delivered to and accepted by customers. The Company accounts for transactions involving both the activation of service and the sale of equipment in accordance with the authoritative guidance for the accounting for revenue arrangements with multiple deliverables. Fees assessed to communications customers to activate service are not a separate unit of accounting and are allocated to the delivered item (equipment) and recognized as product sales to the extent that the aggregate proceeds received from the customer for the equipment and activation fee do not exceed the relative fair value of the equipment. Any activation fee not allocated to the equipment is deferred upon activation and recognized as service revenue on a straight-line basis over the expected life of the customer-relationship.

        Wholesale revenues are those revenues generated from providing voice or data services to the customers of other wireless carriers principally through "roaming" agreements, and the revenue is recognized over the period that the service is rendered to customers.

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

        The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and has reserved the estimated settlement amounts of such matters. As noted in Note 10, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

Credit Concentrations and Significant Customers

        The Company has been historically dependent on a limited amount of customers for its wholesale roaming business. The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2009	2010	2011
AT&T	17%	10%	8%
T-Mobile	11%	4%	3%
Verizon	8%	15%	15%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company's consolidated accounts receivable, net of allowances, as of December 31, 2010 and 2011:

Customer	2010	2011
AT&T	21%	15%
Verizon	21%	12%

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

        Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2010 and 2011 are summarized as follows:

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,366	$—	$3,366
Money market funds	3,847	—	3,847

Total assets measured at fair value	$7,213	$—	$7,213

Interest rate derivative (Note 8)	$—	$11,337	$11,337

Total liabilities measured at fair value	$—	$11,337	$11,337

Money Market Funds and Certificates of Deposit

        As of December 31, 2010 and 2011, this asset class consisted of time deposits at financial institutions denominated in US dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ending December 31,
	2009	2010	2011
Basic weighted-average common shares outstanding	15,234	15,323	15,396
Stock options	103	160	99

Diluted weighted-average common shares outstanding	15,337	15,483	15,495

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive (in thousands of shares):

	For the Year Ending December 31,
	2009	2010	2011
Stock options	75	126	274

Total	75	126	274

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock based compensation and is expensing the fair value of grants of options to purchase common stock over their vesting period of four years. The Company issued 34,500 options in 2009; 172,500 options during 2010 and 146,500 options in 2011. Relating to grants of options, the Company recognized $842,000, $1,145,000 and $1,579,000 of non-cash share-based compensation expense during 2009, 2010 and 2011, respectively. See Note 9 for assumptions used to calculate the fair value of the options granted.

        The Company has also issued 2,950 restricted shares of common stock in 2009; 64,477 restricted shares of common stock during 2010 and 21,925 shares of restricted stock in 2011. These shares are being charged to income based upon their fair values over their vesting period of four years. Non-cash equity- based compensation expense, related to the vesting of restricted shares issued, was $395,000, $887,000 and $1,391,000 in 2009, 2010 and 2011, respectively.

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard that eliminates the option to present other comprehensive income (OCI) in the statement of stockholders' equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. This guidance is effective for the periods beginning after December 15, 2011 and early application is permitted. The Company will adopt the provision of this standard retrospectively in the first quarter of 2012. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

        In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. This guidance is effective for the periods beginning after December 15, 2011 and early application is prohibited. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or liquidity.

        In September 2011, the FASB issued amended guidance on goodwill impairment testing that provides companies with the option to make an initial qualitative evaluation, based on the entity's events and circumstances, to determine the likelihood of goodwill impairment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early application permitted. We early adopted this standard in the fourth quarter of 2011. The adoption of this standard did not have a material impact on our financial position, results of operations or liquidity.

        Other new pronouncements issued but not effective until after December 31, 2011, are not expected to have a material impact on our financial position, results of operations or liquidity.

3. ACQUISITIONS

Alltel Wireless

        On April 26, 2010, the Company completed its acquisition of wireless assets (the "Alltel Acquisition") from Cellco Partnership d/b/a Verizon Wireless ("Verizon"). Pursuant to the Purchase Agreement, Verizon contributed certain licenses, network assets, tower and other leases and other assets and certain related liabilities to its wholly-owned subsidiary limited liability company, whose membership interests were acquired by the Company's subsidiary, Allied Wireless Communications Corporation ("AWCC").

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

        The gain related to the Alltel Acquisition was a result of a bargain purchase generated by the forced divesture of the assets that was required to be completed by Verizon within a required timeframe to a limited class of potential buyers that resulted in a favorable price to the Company for these assets. This gain, recognized on the bargain purchase, was included in Other Income in the Company's results during the second quarter of 2010. In connection with the Alltel Acquisition, the Company incurred $13.6 million of external acquisition-related costs during 2010 relating to legal, accounting and consulting services. The weighted average amortization period of the amortizable intangible assets (customer relationships and trade name license) is 12.7 years.

        The Company completed the transition of its Alltel customers to its own information technology and customer service platforms in July 2011 and as a result, eliminated most of the duplicate costs associated with the migration in the third quarter of 2011.

Merger with M3 Wireless, Ltd.

        On May 2, 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. ("BDC"), with that of M3 Wireless, Ltd. ("M3"), a wireless provider in Bermuda (the "CellOne Merger"). As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continue to operate under BDC's CellOne brand. As a result of the CellOne Merger, the Company's 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity. Since the Company has the right to designate the majority of seats on the combined entity's board of directors and therefore controls its management and policies, the Company has consolidated the results of the combined entity in its consolidated financial statements effective on the date of the CellOne Merger.

        The CellOne Merger was accounted for using the purchase method and M3's results of operations since May 2, 2011 have been included in the Company's Island Wireless segment as reported in Note 14. The total consideration of the CellOne Merger was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the CellOne Merger as determined by

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

management. The consideration paid for M3 was determined based on the estimated fair value of the equity of M3. The table below represents the assignment of the total consideration to the tangible and intangible assets and liabilities of M3 based on their merger date fair values (in thousands) noting that Bermuda is a non-taxable jurisdiction:

Total consideration	$6,655

Purchase price allocation:
Net working capital	$675
Property, plant and equipment	10,577
Customer relationships	2,600
Telecommunications licenses	6,100
Goodwill	3,105
Note payable-affiliate (see Note 7)	(7,012)
Other long term liabilities	(200)
Non-controlling interests	(9,190)

Net assets acquired	$6,655

        The amortization period of the customer relationships is 12.0 years. Revenues and net income for M3 since the completion of the merger were immaterial to the Company's consolidated financial statements. The value of the goodwill, which was generated in Bermuda, noting that Bermuda is a non-taxable jurisdiction, from the CellOne Merger can be attributed to a number of business factors including, but not limited to, the reputation of M3 as a retail provider of wireless services and a network operator, M3's reputation for customer care and the strategic position M3 holds in Bermuda.

        The following table reflects unaudited pro forma results of operations of the Company for 2009, 2010 and 2011 assuming that the acquisitions of Alltel and M3 had occurred at the beginning of the earliest period presented (in thousands, except per share data):

	Year Ended December 31, 2009		Year Ended December 31, 2010		Year Ended December 31, 2011
	As Reported	As Adjusted	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$242,281	$933,586	$619,145	$892,768	$759,196	$765,284
Net income attributable to ATN stockholders	35,539	85,346	38,454	56,502	21,794	22,329
Earnings per share:
Basic	$2.33	$5.60	$2.51	$3.69	$1.42	$1.45
Diluted	$2.32	$5.55	$2.48	$3.65	$1.41	$1.44

        The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following this transaction.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACCOUNTS RECEIVABLE

        As of December 31, 2010 and 2011, accounts receivable consist of the following (in thousands):

	2010	2011
Retail	$43,626	$47,259
Wholesale	29,667	37,293
Other	415	1,946

Accounts receivable	73,708	86,498
Less: allowance for doubtful accounts	(13,838)	(15,339)

Total accounts receivable, net	$59,870	$71,159

5. FIXED ASSETS

        As of December 31, 2010 and 2011, property, plant and equipment consist of the following (in thousands):

	Useful Life (in Years)	2010	2011
Telecommunications equipment and towers	5-15	$549,865	$666,969
Office and computer equipment	3-10	61,792	47,063
Buildings	15-39	22,642	18,017
Transportation vehicles	3-10	7,056	7,679
Leasehold improvements	Shorter of useful life or lease term	19,950	20,515
Land	—	7,122	6,653
Furniture and fixtures	5-10	7,088	8,120

Total plant in service		675,515	775,016
Construction in progress		29,773	38,375

Total property, plant, and equipment		705,288	813,391
Less: Accumulated depreciation		(241,397)	(330,188)

Net fixed assets		$463,891	$483,203

        Depreciation and amortization of fixed assets using the straight-line method over the assets' estimated useful life for the years ended December 31, 2009, 2010 and 2011 was $38.5 million, $68.5 million and $93.6 million, respectively.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted-average cost of capital ("WACC"), which represents the average rate a business must pay its providers of debt and equity. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

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

        The Company performed its annual impairment assessment of its goodwill as of December 31, 2010 and determined that no impairment charges were required, as the fair value of each reporting exceeded its book value.

        The Company performed its annual impairment assessment of its goodwill as of December 31, 2011. As a result of economic conditions for one of the Company's reporting units in the Island Wireless segment which contributed to a decline in expected future cash flows, it was determined that the book value of one of the Island Wireless reporting units exceeded its fair value. As a result, it was concluded that all of the goodwill recorded in a reporting unit within the Company's Island Wireless segment was impaired. In connection with this assessment, the Company recorded a non-cash goodwill impairment charge of $2.4 million during the year ended December 31, 2011.

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2011 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2009	$32,148	$7,491	$3,060	$42,699
Acquired goodwill	—	—	1,698	1,698

Balance at December 31, 2010	32,148	7,491	4,758	44,397
Acquired goodwill	—	—	3,105	3,105
Impairment charge	—	—	(2,425)	(2,425)

Balance at December 31, 2011	$32,148	$7,491	$5,438	$45,077

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

        This model then incorporates cash flow assumptions regarding investment in the network, development of distribution channels and the subscriber base, and other inputs for making the business operational. The Company based the assumptions, which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model on a combination of average marketplace participant data and our historical results, trends and business plans. The Company also used operating metrics such as capital investment per subscriber, acquisition costs per subscriber, minutes of use per subscriber, etc., to develop the projected cash flows. Since we included the cash flows associated with these other inputs in the annual cash flow projections, the present value of the unlevered free cash flows of the segment, after investment in the network, subscribers, etc., is attributable to the telecommunications licenses. The terminal value of the subsidiary, which incorporates an assumed sustainable growth rate, is also discounted and is likewise attributed to the licenses. We used a discount rate based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity, to calculate the present value of the projected cash flows.

        Based upon the results of the Company's impairment tests, it was determined that no impairment of any of the Company's telecommunications licenses existed during the three years ended December 31, 2011.

        The changes in the carrying amount of the Company's telecommunications licenses, by operating segment, for the three years ended December 31, 2011 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2009	$19,733	$31	$12,728	$32,492
Acquired licenses	44,061	—	4,290	48,351

Balance at December 31, 2010	63,794	31	17,018	80,843
Acquired licenses	525	—	6,100	6,625

Balance at December 31, 2011	$64,319	$31	$23,118	$87,468

Customer Relationships

        The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $0.6 million, $8.0 million, and $10.3 million of amortization related to customer relationships during 2009, 2010, and 2011 respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Customer relationships as of December 31, 2010, by operating segment, are as follows:

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Gross	$55,500	$5,040	$428	$60,968
Accumulated amortization	(7,389)	(4,474)	(74)	(11,937)

Net	$48,111	$566	$354	$49,031

        Customer relationships as of December 31, 2011, by operating segment, are as follows:

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Gross	$55,500	$5,040	$3,028	$63,568
Accumulated amortization	(16,886)	(4,969)	(399)	(22,254)

Net	$38,614	$71	$2,629	$41,314

        Future amortization of customer relationships, by operating segment, is as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
2012	$7,985	$71	$464	$8,520
2013	6,443	—	414	6,857
2014	5,468	—	376	5,844
2015	4,769	—	343	5,112
2016	4,088	—	309	4,397
Thereafter	9,861	—	723	10,584

Total	$38,614	$71	$2,629	$41,314

Trade Name License

        Trade name licenses as of December 31, 2010, by operating segment are as follows:

	U.S. Wireless	Island Wireless	Consolidated
Gross	$13,400	$417	$13,817
Accumulated amortization	(326)	(—)	(326)

Net	$13,074	$417	$13,491

        Trade name licenses as of December 31, 2011, by operating segment are as follows:

	U.S. Wireless	Island Wireless	Consolidated
Gross	$13,400	$417	$13,817
Accumulated amortization	(804)	(—)	(804)

Net	$12,596	$417	$13,013

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31, 2010	December 31, 2011
Notes payable—Bank:
Term loans	$264,306	$252,113
Revolver loan	24,000	28,156
Note payable—other	—	5,752

Total outstanding debt	288,306	286,021
Less: current portion	(12,194)	(25,068)

Total long-term debt	276,112	260,953
Less: debt discount	(4,063)	(3,807)

Net carrying amount	$272,049	$257,146

Loan Facilities—Bank

        On January 20, 2010, the Company amended and restated its then existing credit facility with CoBank (the "2010 Credit Facility"). The 2010 Credit Facility provided for $225.0 million in term loans and a $73.9 million revolver loan.

        On September 30, 2010, the Company further amended the 2010 Credit Facility by adding a $50.0 million term loan and expanding the revolver loan to $100.0 million (which includes a $10 million swingline sub-facility). This amended facility (the "Amended 2010 Credit Facility") also provides for additional term loans up to an aggregate $50.0 million, subject to lender approval. As of December 31, 2011, $252.1 million was outstanding under the term loans and $28.2 million was outstanding under the revolver loan.

        The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014. The Company may prepay the Amended 2010 Credit Facility at any time without premium or penalty, other than customary fees for the breakage of LIBOR loans.

        As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Amended 2010 Credit Facility bear interest at a rate equal to, at the Company's option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin is determined based on the ratio of the Company's indebtedness to its EBITDA (each as defined in the Amended 2010 Credit Facility agreement). Borrowings as of December 31, 2011, after considering the effect of the interest rate swap agreements as described in Note 8, bore a weighted-average interest rate of 5.09%.

        Under the terms of the Amended 2010 Credit Facility, as amended, the Company must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        The Amended 2010 Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended 2010 Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 the Company amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges. As of December 31, 2011, the Company was in compliance with all of the financial covenants of the Amended 2010 Credit Facility, as amended.

Note Payable—Other

        In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company's Bermuda operations. The term loan requires quarterly repayments of principal, matures on March 15, 2015 and bears interest at a rate of 7% per annum.

        The Company believes that the carrying value of its debt approximates fair value. Future principal repayments of the term loans are as follows:

Principal Repayment
(in thousands)
2012	$25,068
2013	25,068
2014	235,394
2015	491
2016	—
Thereafter	—

Total principal repayments	$286,021

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

        The total outstanding notional amount of cash flow hedges was $143 million as of December 31, 2011.

        Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company's variable-rate debt. For the year ended December 31, 2012, the Company estimates that an additional $3.7 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the current variable interest rate on the debt.

        The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2010 and December 31, 2011 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2010	December 31, 2011
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$7,687	$11,337
Total derivatives designated as hedging instruments		$7,687	$11,337

        The table below presents the effect of the Company's derivative financial instruments on the consolidated income statements for the years December 31, 2010 and 2011 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2010	Interest Rate Swap	$5,625	Interest expense	$(3,027)
2011	Interest Rate Swap	7,816	Interest expense	(4,172)

Credit-risk-related Contingent Features

        The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

        As of December 31, 2011, the fair value of the interest rate swaps liability position related to these agreements was $11.3 million. As of December 31, 2011, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31,

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

2011, it would have been required to settle its obligations under these agreements at their termination values of $11.3 million.

9. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

Treasury Stock

        During 2009, the Company reissued 791 shares from treasury to a director under the Director's Remuneration Plan. Also, during the fourth quarter of 2009, the Company repurchased 2,981 shares of its common stock at an aggregate cost of $134,360 or an average price of $45.07 per share from employees to satisfy tax obligations upon vesting of restricted stock.

        During 2010, the Company reissued 790 shares from treasury to a director under the Director's Remuneration Plan. Also, during the fourth quarter of 2010, the Company repurchased 1,331 shares of its common stock at an aggregate cost of $43,923 or an average price of $33.00 per share from employees to satisfy tax obligations upon vesting of restricted stock.

        During 2011, the Company repurchased 5,470 shares of its common stock at an aggregate cost of $218,255 or an average price of $39.40 per share from employees to satisfy tax obligations upon vesting of restricted stock.

Stock-Based Compensation

        In May 2008, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the 2008 Equity Incentive Plan (the "2008 Plan"). The 2008 Plan replaced the 1998 Stock Option Plan, the 2005 Restricted Stock Plan and the Director's Remuneration Plan (collectively and including the 2008 Plan the "Share Based Plans"), under which no further awards will be made. The 2008 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture. The 2008 Plan was amended in 2011 to increase the total number of shares reserved to be granted under the 2008 Plan from 1,500,000 to 2,000,000.

Stock Options

        Stock options issued under the Share Based Plans have terms of either seven or ten years and vest annually and ratably over a period of four years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes stock option activity under the Company's share-based plans for the years ended December 31, 2010 and 2011:

Year Ended December 31, 2010
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	539,875	$25.49
Granted	172,500	46.63
Forfeited	(1,125)	20.79
Exercised	(85,500)	19.33

Outstanding at December 31, 2010	625,750	$32.17	6.88	$5,305,529

Vested and expected to vest at December 31, 2010	575,889	$31.37	6.72	$5,151,035

Exercisable at December 31, 2010	339,004	$26.14	5.59	$4,145,915

Year Ended December 31, 2011
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	625,750	$32.17
Granted	146,500	33.29
Forfeited	—	—
Exercised	(51,602)	22.77

Outstanding at December 31, 2011	720,648	33.07	6.79	5,617,669

Vested and expected to vest at December 31, 2011	674,469	32.74	6.66	5,248,211

Exercisable at December 31, 2011	409,149	$29.44	5.41	4,259,541

        The unvested options as of December 31, 2011 represent $3.1 million in unamortized stock based compensation which will be recognized over a weighted average term of 2.7 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

        The following table summarizes information relating to options granted and exercised during 2009, 2010 and 2011:

	2009	2010	2011
Weighted-average of fair value of options granted	$6.55	$18.26	$13.18
Aggregate intrinsic value of options exercised	25,288	2,141,320	821,582
Cash proceeds received upon exercise of options	73,500	1,652,912	1,174,983
Tax benefits realized upon exercise of options	25,000	593,503	—

        The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between our closing common stock price on December 31st and the exercise price, multiplied by the number of the in-the-money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31st. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following weighted average assumptions:

	Options Granted in
	2009	2010	2011
Risk-free interest rate	1.8%	2.5%	2.1%
Expected dividend yield	3.0%	2.5%	2.7%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	42%	50%	51%

        The Company recognized $842,000, $1,145,000 and $1,579,000, respectively, of stock compensation expense relating to the granting of stock options during 2009, 2010 and 2011, respectively.

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2011	76,287	42.10
Granted	21,925	34.64
Vested and issued	(30,439)	38.21

Unvested as of December 31, 2011	67,773	41.43

        The weighted-average grant date fair value of shares granted for 2010 and 2011 were $46.50 per share and $34.64 per share, respectively. In connection with the grant of restricted shares, the Company recognized $395,000, $898,000 and $1,225,000 of compensation expense within its income statements for 2009, 2010 and 2011, respectively.

        The unvested shares as of December 31, 2011 represent $2.0 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.4 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES

        The components of income before income taxes for the years ended December 31, 2009, 2010 and 2011 are as follows (in thousands):

	2009	2010	2011
Domestic	$41,399	$39,958	$28,397
Foreign	26,344	17,230	14,068

Total	$67,743	$57,188	$42,465

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2009, 2010, and 2011 (in thousands):

	2009	2010	2011
Tax computed at statutory U.S. federal income tax rates	$23,741	$20,050	$14,863
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	4,072	3,351	2,096
Bermuda and Turks & Caicos	761	1,535	2,854
Valuation allowance on foreign tax credits	—	5,250	—
Bargain purchase gain	—	(9,458)	—
Foreign tax reserve	(183)	(125)	556
State taxes	2,402	(21)	149
Other, net	368	(975)	51

Income tax expense	$31,160	$19,607	$20,569

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The components of income tax expense (benefit) for the years ended December 31, 2009, 2010 and 2011 are as follows (in thousands):

	2009	2010	2011
Current:
United States—Federal	$12,297	$6,517	$(19,716)
United States—State	2,467	1,654	(16)
Foreign	14,776	11,784	12,721

Total current income tax expense (benefit)	29,540	19,955	(7,011)

Deferred:
United States—Federal	1,836	2,333	29,553
United States—State	1,273	(1,467)	197
Foreign	(1,489)	(1,214)	(2,170)

Total deferred income tax expense (benefit)	1,620	(348)	27,580

Total income tax expense (benefit)	$31,160	$19,607	$20,569

Consolidated:
United States—Federal	$14,133	$8,850	$9,837
United States—State	3,740	187	181
Foreign	13,287	10,570	10,551

Total income tax expense	$31,160	$19,607	$20,569

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2010 and 2011 (in thousands):

	2010	2011
Deferred tax assets:
Receivables reserve	$4,435	$4,852
Temporary differences not currently deductible for tax	11,352	11,348
Foreign tax credit carryforwards	16,983	16,755
Interest rate swap	4,434	4,535
Net operating losses	421	9,719
Pension benefits	397	640
Valuation allowance	(16,983)	(17,315)

Total deferred tax asset	$21,039	$30,534

Deferred tax liabilities:
Property, plant and equipment, net	$24,592	$55,762
Intangible assets, net	33,913	41,757

Total deferred tax liabilities	58,505	97,519

Net deferred tax liabilities	$37,466	$66,985

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2010	2011
Deferred tax assets:
Current	$15,787	$21,921
Long term	—	—

Total deferred tax asset	$15,787	$21,921

Deferred tax liabilities:
Current	$—	$—
Long term	53,253	88,906

Total deferred tax liabilities	$53,253	$88,906

Net deferred tax liabilities	$37,466	$66,985

        As of December 31, 2011, the Company estimated that it had federal net operating loss carryforwards of $22.3 million that begin to expire in 2031 and state net operating loss carryforwards of $29.1 million that begin to expire in 2015.

        As part of the Alltel Acquisition and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has placed a full valuation allowance against those credits during 2010. As of December 31, 2011, the Company continued to maintain a full valuation allowance against those credits.

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

        The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2011 (in thousands):

Gross unrecognized tax benefits at December 31, 2008	$5,690
Lapse in statute of limitations	(183)

Gross unrecognized tax benefits at December 31, 2009	5,507
Increase in tax positions	1,030
Lapse in statute of limitations	(125)

Gross unrecognized tax benefits at December 31, 2010	6,412
Increase in tax positions	590
Lapse in statute of limitations	(50)

Gross unrecognized tax benefits at December 31, 2011	$6,952

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        All $7.0 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material.

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's consolidated federal tax return and any significant state tax returns are not currently under examination. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

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

        The weighted-average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2009, 2010 and 2011:

	2009	2010	2011
Discount rate	7.50%	7.00%	6.25%
Annual salary increase	7.50%	7.50%	7.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

        The expected long-term rate of return on pension plan assets was determined based on several factors including input from pension investment consultants, projected long-term returns of equity and bond indices in Guyana and elsewhere, including the United States, and historical returns over the life of the related obligations of the fund. The Company, in conjunction with its pension investment consultants, reviews its asset allocation periodically and rebalances its investments when appropriate in an effort to earn the expected long-term returns. The Company will continue to evaluate its long-term rate of return assumptions at least annually and will adjust them as necessary.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2010 and 2011 (in thousands):

	2010	2011
Projected benefit obligations:
Balance at beginning of year:	$10,650	$12,580
Service cost	545	617
Interest cost	784	865
Benefits paid	(249)	(659)
Actuarial (loss)/benefit	850	(48)

Balance at end of year	$12,580	$13,355

Plan net assets:
Balance at beginning of year:	$10,231	$11,736
Actual return on plan assets	904	83
Company contributions	850	834
Benefits paid	(249)	(659)

Balance at end of year	$11,736	$11,994

Under funded status of plan	$(844)	$(1,361)

        The Company's investment policy for its pension assets is to have a reasonably balanced investment approach, with a long-term bias toward debt investments. The Company's strategy allocates plan assets among equity, debt and other assets in both Guyana and the United States to achieve long-term returns without significant risk to principal. The fund is prohibited under Guyana law from investing in the equity, debt or other securities of the employer, its subsidiaries or associates of the employer or any company of which the employer is a subsidiary or an associate. Furthermore, the plan must invest between 70%-80% of its total plan assets within Guyana.

        The fair values for the pension plan's net assets, by asset category, at December 31, 2011 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$9,632	$8,973	$659	$—
Equity securities	958	903	55	—
Fixed income securities	1,404	—	1,404	—

Total	$11,994	$9,876	$2,118	$—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The plan's weighted-average asset allocations at December 31, 2010 and 2011, by asset category are as follows:

	2010	2011
Cash, cash equivalents, money markets and other	77.1%	80.3%
Equity securities	9.9	8.0
Fixed income securities	13.0	11.7

Total	100.0%	100.0%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2010	2011
Other liabilities	$(844)	$(1,361)
Accumulated other comprehensive loss, net of tax	2,440	2,714

Total	$1,596	$1,353

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2010	2011
Net actuarial loss	$(4,790)	$(5,390)
Prior service cost	(11)	—

Accumulated other comprehensive loss, pre-tax	$(4,801)	$(5,390)

Accumulated other comprehensive loss, net of tax	$(2,440)	$(2,714)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	2009	2010	2011
Service cost	$528	$545	$617
Interest cost	736	784	865
Expected return on plan assets	(798)	(835)	(961)
Amortization of unrecognized net actuarial loss	167	177	229
Amortization of prior service costs	11	11	11

Net periodic pension cost	$644	$682	$761

        For 2012, the Company expects to contribute approximately $900,000 to its pension plan and amortize $281,000 of unrecognized net actuarial loss.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2012	$346
2013	400
2014	429
2015	473
2016	532
2017-2021	$3,717

$5,897

12. COMMITMENTS AND CONTINGENCIES

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

        Currently, GT&T holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for GT&T, at its sole option, to extend the term for an additional twenty years, until December 2030. GT&T exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In August 2011, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have had the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (hereinafter referred to collectively as "Draft Laws"). The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime, however, the legislation was withdrawn from Parliament without being acted upon in September 2011. The Company cannot predict when or if the proposed legislation will be introduced in a future session of the Guyanese Parliament or, if adopted and signed into law, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

        As previously reported, Digicel in January 2010 Digicel terminated the interconnection agreement between the two carriers. Although the agreement was no longer in force, GT&T and Digicel continued to provide interconnection services to each other. GT&T and Digicel signed a settlement agreement with respect to various issues, including the amounts owed by Digicel to GT&T for services provided during the 2010 fiscal year as well as certain rates to be charged in the future. In December 2010, the Guyana PUC approved this settlement agreement. Subsequently the parties negotiated the terms of a new interconnection agreement, which the PUC approved in October 2011.

        Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company's knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, though we believe not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, results of operation or liquidity.

        In a letter dated September 8, 2006, the National Frequency Management Unit (NFMU) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. In 2011, GT&T paid the NFMU $2.6 million, representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T's inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecoms for decision of the matter. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter since the 2009 filing.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license rights under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009 and the case is pending. The Company believes that any legal challenge

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

to GT&T's exclusive license rights granted in 1990 is without merit and the Company intends to vigorously defend against such a legal challenge.

        On February 17, 2010, GT&T filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GT&T's exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GT&T is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of $9 million and punitive damages of approximately $5 million. Digicel filed counterclaims alleging that GT&T has violated the terms of the interconnection agreement and Guyana laws. GT&T intends to vigorously prosecute this suit.

        GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $36.8 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T's return on investment was no less than 15% per annum for the relevant periods.

        For all of the above regulatory, litigation, or related matters, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2011.

Lease Commitments and Other Obligations

        The Company leases approximately 279,000 square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non-cancelable operating leases. The Company's obligation for payments under these leases is as follows at December 31, 2011 (in thousands):

2012	$40,819
2013	34,858
2014	28,262
2015	22,010
2016	12,545
Thereafter	28,267

Total obligations under operating leases	$166,761

        Rent expense for the years 2009, 2010 and 2011 was $8.4 million, $33.3 million and $57.4 million, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED-PARTY TRANSACTIONS

Aruba

        In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture, which is consolidated in the Company's financial statements, is conducted through a newly-created company named Caribbean Telecom Partners, LLC ("CTP"), in which it invested $3.1 million in exchange for a 51% controlling interest. CTP is governed by a three-member board of directors, which consists of two members designated by the Company and one member designated by a member of the Company's Board of Directors, Brian A. Schuchman, who, through a company wholly-owned by him, owns the remaining 49% interest. Mr. Schuchman has historically overseen the day-to-day management of CTP and, through CTP, the day-to-day management of the underlying Aruba telecommunications business. While he will remain heavily involved in the Company's Aruba operations, it is likely that Mr. Schuchman will no longer serve as principal operating officer of CTP beginning sometime in 2012. The Audit Committee of the Company's Board approved the above-described arrangement with Mr. Schuchman after review in accordance with the Company's Related Person Transaction policy.

14. SEGMENT REPORTING

        The Company has four reportable segments for separate disclosure in accordance with the FASB's authoritative guidance on disclosures about segments of an enterprise. Those four segments are: i) U.S. Wireless, which generates all of its revenues in and has all of its located assets in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates its revenues in and has all of its assets located in Bermuda, the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets.

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2009
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$—	$—	$—	$—	$—	$—
Wholesale	104,689	—	—	—	—	104,689
International Wireless	—	21,076	23,728	—	—	44,804
Wireline	—	69,496	—	18,953	—	88,449
Equipment and Other	—	478	3,861	—	—	4,339

Total Revenue	104,689	91,050	27,589	18,953	—	242,281
Depreciation and amortization	14,626	16,740	4,633	2,648	242	38,889
Non-cash stock-based compensation	—	—		127	1,278	1,405
Operating income (loss)	54,176	35,309	(2,580)	(641)	(16,573)	69,691

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

For the Year Ended December 31, 2010
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$293,126	$—	$—	$—	$—	$293,126
Wholesale	159,807	—	—	—	—	159,807
International Wireless	—	24,689	25,926	—	—	50,615
Wireline	359	64,196	—	19,933	—	84,488
Equipment and Other	27,799	563	2,747	—	—	31,109

Total Revenue	481,091	89,448	28,673	19,933	—	619,145
Depreciation and amortization	50,662	17,480	5,271	2,936	387	76,736
Non-cash stock-based compensation	—	—	—	10	2,034	2,044
Operating income (loss)	48,226	27,371	(6,410)	(288)	(30,615)	38,284

For the Year Ended December 31, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	370,218	—	—	—	—	370,218
Wholesale	201,993	—	—	—	—	201,993
International Wireless	—	27,138	45,865	—	—	73,003
Wireline	556	64,471	—	19,930	—	84,957
Equipment and Other	22,883	832	5,310	—	—	29,025

Total Revenue	595,650	92,441	51,175	19,930	—	759,196
Depreciation and amortization	72,106	18,058	9,855	3,182	899	104,100
Non-cash stock-based compensation	512	—	—	—	2,766	3,278
Operating income (loss)	56,664	26,734	(10,153)	255	(18,249)	55,251

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2010:
Net fixed assets	$290,985	$129,222	31,916	8,437	3,331	463,891
Goodwill	32,148	—	4,758	7,491	—	44,397
Total assets	536,341	161,823	65,549	22,847	36,384	822,944
December 31, 2011:
Net fixed assets	296,279	129,069	40,446	9,126	8,283	483,203
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	544,388	171,676	84,057	22,790	51,315	873,731

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2008	24,694	24,975	8,186	1,120	744	59,719
2009	88,522	26,019	13,896	2,050	5,201	135,688
2011	67,843	19,317	7,485	3,336	3,420	101,401

        Reconciling items refer to corporate overhead matters and consolidating adjustments.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2010 and 2011 (in thousands):

	2010 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$55,096	$164,424	$204,960	$194,665
Operating expenses	47,673	156,650	191,134	185,404

Income from operations	7,423	7,774	13,826	9,261
Other income (expense), net	(1,108)	25,237	(2,742)	(2,482)

Income before income taxes	6,315	33,011	11,084	6,779
Income taxes	2,456	7,969	5,022	4,160

Net income	3,859	25,042	6,062	2,619
Net (income) loss attributable to non-controlling interests, net of tax	147	(238)	303	660

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$4,006	$24,804	$6,365	$3,279

Earnings per share (basic)	$0.27	$1.62	$0.41	$0.21

Earnings per share (diluted)	$0.26	$1.60	$0.41	$0.21

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2011 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$188,154	$193,753	$194,346	$182,943
Operating expenses	177,765	187,476	166,700	172,004

Income from operations	10,389	6,277	27,646	10,939
Other income (expense), net	(2,579)	(3,907)	(3,237)	(3,062)

Income before income taxes	7,810	2,370	24,409	7,877
Income taxes	3,830	1,052	11,193	4,494

Net income	3,980	1,318	13,216	3,383
Net (income) loss attributable to non-controlling interests, net of tax	517	497	(1,880)	763

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$4,497	$1,815	$11,336	$4,146

Earnings per share (basic)	$0.29	$0.12	$0.74	$0.27

Earnings per share (diluted)	$0.29	$0.12	$0.73	$0.27

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2009
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$—	$—	$11,734
Allowance for doubtful accounts	2,470	1,592	30	4,032

	$14,204	$1,592	$30	$15,766

YEAR ENDED, December 31, 2010
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$5,249	$—	$16,983
Allowance for doubtful accounts	4,032	17,261	7,455	13,838

	$15,766	$22,510	$7,455	$30,821

YEAR ENDED, December 31, 2011
Description:
Valuation allowance on foreign tax credit carryforwards	$16,983	$—	$228	$16,755
Valuation allowance on foreign net operating losses	—	560	—	560
Allowance for doubtful accounts	13,838	14,822	13,321	15,339

	$30,821	$15,382	$13,549	$32,654

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2011

2.1	Purchase Agreement by and between Atlantic Tele-Network, Inc. and Cellco Partnership d/b/a Verizon Wireless, dated as of June 9, 2009 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on June 15, 2009).
3.1	Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele-Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed August 14, 2006).
3.3	By-Laws of Atlantic Tele-Network, Inc., as amended and restated on March 7, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2005 filed March 31, 2006).
10.1*	Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 27, 2010).
10.2*	Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on August 11, 2010).
10.3*	Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).
10.4*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.5*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).
10.6*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).
10.7*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).
10.8*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.9*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.10*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.11*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).
10.12*	Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).
10.13	Second Amended and Restated Credit Agreement dated as of September 30, 2010 by and between Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein, and the other Lenders named therein. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on October 1, 2010).
10.14	Amendment and Confirmation Agreement dated as of June 30, 2011 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on July 7, 2011).
10.15	Amendment and Confirmation Agreement dated as of September 16, 2011 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on September 22, 2011).
10.16	Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).
10.17	Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).
10.18	Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).
10.19	Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).
10.20	Allied Wireless Communications Corporation Form of Shareholder Agreement (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

21	Subsidiaries of Atlantic Tele-Network, Inc.
23.1	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.