Form 10-Q
period 2012-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2012-05-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 10, 2012, the registrant had outstanding 15,514,337 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2012

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, wholesale revenues, and the future retention and turnover of our subscriber base; (2) our ability to maintain favorable roaming arrangements; (3) increased competition; (4) economic, political and other risks facing our foreign operations; (5) the loss of certain FCC and other licenses, USF funds or other regulatory changes affecting our businesses; (6) rapid and significant technological changes in the telecommunications industry; (7) any loss of any key members of management; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (9) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (10) the occurrence of severe weather and natural catastrophes; (11) our continued access to capital and credit markets; and (12) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2011	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$48,735	$53,693
Accounts receivable, net of allowances of $15.3 million and $14.8 million, respectively	71,159	70,359
Materials and supplies	20,802	20,502
Deferred income taxes	21,921	21,921
Income tax receivable	11,545	11,545
Prepayments and other current assets	9,738	15,223
Total current assets	183,900	193,243
Property, plant and equipment, net	483,203	469,972
Telecommunications licenses	87,468	87,525
Goodwill	45,077	45,077
Trade name license, net	13,013	12,893
Customer relationships, net	41,314	39,001
Other assets	19,756	23,163
Total assets	$873,731	$870,874
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,068	$25,068
Accounts payable and accrued liabilities	57,262	41,071
Dividends payable	3,548	3,551
Accrued taxes	7,739	12,246
Advance payments and deposits	15,834	18,270
Other current liabilities	36,327	31,067
Total current liabilities	145,778	131,273
Deferred income taxes	88,906	89,107
Other liabilities	29,371	27,218
Long-term debt, excluding current portion	257,146	264,071
Total liabilities	521,201	511,669
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,955,886 and 16,023,036 shares issued, respectively, and 15,451,238 and 15,513,962 shares outstanding, respectively	160	160
Treasury stock, at cost; 504,648 and 509,074 shares, respectively	(4,942)	(5,112)
Additional paid-in capital	118,620	119,819
Retained earnings	190,327	196,092
Accumulated other comprehensive loss	(9,899)	(9,660)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	294,266	301,299
Non-controlling interests	58,264	57,906
Total equity	352,530	359,205
Total liabilities and equity	$873,731	$870,874

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2012
REVENUE:
U.S. Wireless:
Retail	$99,669	$86,750
Wholesale	44,697	47,384
International Wireless	14,063	18,955
Wireline	20,670	21,548
Equipment and Other	9,055	8,253
Total revenue	188,154	182,890
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	51,774	40,483
Engineering and operations	21,905	21,336
Sales and marketing	31,830	32,175
Equipment expense	21,582	20,350
General and administrative	25,615	23,358
Acquisition-related charges	250	5
Depreciation and amortization	24,808	27,024
Total operating expenses	177,764	164,731
Income from operations	10,390	18,159
OTHER INCOME (EXPENSE):
Interest expense	(4,072)	(3,970)
Interest income	380	91
Equity in earnings of an unconsolidated affiliate	516	1,402
Other income, net	595	36
Other income (expense), net	(2,581)	(2,441)
INCOME BEFORE INCOME TAXES	7,809	15,718
Income tax expense	3,830	6,781
NET INCOME	3,979	8,937
Net loss attributable to non-controlling interests, net of tax of $0.4 million and $0.6 million, respectively	518	384
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$4,497	$9,321
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.29	$0.60
Diluted	$0.29	$0.60
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,384	15,456
Diluted	15,485	15,554
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.22	$0.23

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2012

Net income	$3,979	$8,937
Other comprehensive income:
Foreign currency translation adjustment	12	—
Unrealized gain on interest rate swap, net of tax of $0.6 million and $0.2 million respectively	870	236
Other comprehensive income, net of tax	882	236
Comprehensive income	4,861	9,173
Less: Comprehensive income attributable to non-controlling interests	518	384
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$5,379	$9,557

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,979	$8,937
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24,808	27,024
Provision for doubtful accounts	3,468	3,190
Amortization of debt discount and debt issuance costs	391	552
Stock-based compensation	1,078	1,095
Deferred income taxes	59	41
Equity in earnings of an unconsolidated affiliate	(516)	(1,402)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	4,412	(2,390)
Materials and supplies, prepayments, and other current assets	7,810	(5,184)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(21,115)	(11,313)
Accrued taxes	(1,138)	4,507
Other	(2,242)	(4,029)
Net cash provided by operating activities	20,994	21,028
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,270)	(19,055)
Decrease in restricted cash	467	—
Net cash used in investing activities	(15,803)	(19,055)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolver loan	11,000	27,925
Principal repayments of revolver loan	—	(15,079)
Proceeds from stock option exercises	—	103
Principal repayments of term loan	(3,048)	(6,267)
Dividends paid on common stock	(3,384)	(3,553)
Distributions to non-controlling interests	(462)	(424)
Investments made by non-controlling interests	507	450
Purchase of common stock	(91)	(170)
Net cash (used in) provided by financing activities	4,522	2,985
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,713	4,958
CASH AND CASH EQUIVALENTS, beginning of the period	37,330	48,735
CASH AND CASH EQUIVALENTS, end of the period	$47,043	$53,693

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. The Company also offers wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

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

In the second quarter of 2011, the Company completed the merger of its Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda. For more information on the merger in Bermuda, see Note 4. The Company actively evaluates additional investment and acquisition opportunities in the United States and the Caribbean that meet the Company’s return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2012:

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

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United

States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K.

Consolidation

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities.

Recent Accounting Pronouncements

In June 2011, the FASB issued a new accounting standard that requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. The standard, which the company adopted during the first quarter of 2012, did not have a material impact on our financial position, results of operations or liquidity.

In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. The standard, which the Company adopted during the first quarter of 2012, did not have a material impact on its financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after March 31, 2012, are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

The following table reflects unaudited pro forma results of operations of the Company for the three months ended March 31, 2011 assuming that the merger of M3 had occurred at the beginning of the earliest period presented (in thousands, except per share data):

	Three Months Ended March 31, 2011
	As Reported	As Adjusted
Revenue	$188,154	$192,749
Net income attributable to ATN stockholders	$4,497	$5,059
Earnings per share:
Basic	$0.29	$0.33
Diluted	$0.29	$0.33

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the merger had been consummated on these dates or of future operating results of the combined company following this transaction.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 are summarized as follows:

	December 31, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,366	$—	$3,366
Money market funds	3,847	—	3,847
Total assets measured at fair value	$7,213	$—	$7,213
Interest rate derivative (Note 7)	$—	$11,337	$11,337
Total liabilities measured at fair value	$—	$11,337	$11,337

	March 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$3,360	$—	$3,360
Money market funds	3,004	—	3,004
Total assets measured at fair value	$6,364	$—	$6,364
Interest rate derivative (Note 7)	$—	$10,938	$10,938
Total liabilities measured at fair value	$—	$10,938	$10,938

Money Market Funds and Certificates of Deposit

As of December 31, 2011 and March 31, 2012, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of March 31, 2012 and December 31, 2011.  We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2012 and December 31, 2011.

6.   LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2011	March 31, 2012
Notes payable - Bank
Term loans	$252,311	$246,266
Revolver loan	28,156	41,002
Note Payable — Other	5,752	5,332
Total outstanding debt	286,021	292,600
Less: current portion	(25,068)	(25,068)
Total long-term debt	260,953	267,532
Less: debt discount	(3,807)	(3,461)
Net carrying amount	$257,146	$264,071

Loan Facilities—Bank

The Company amended and restated its existing credit facility with CoBank, ACB on September 30, 2010 (the “Credit Facility”) providing for $275.0 million in term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval. As of March 31, 2012, $246.3 million was outstanding under the term loans and $41.0 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014. The Company may prepay the Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Credit Facility bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin is determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Credit Facility agreement). Borrowings as of March 31, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.97%.

Under the terms of the Credit Facility, as amended, the Company must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by the Company that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 the Company amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges. As of March 31, 2012, the Company was in compliance with all of the financial covenants of the Credit Facility, as amended.

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

The Company believes that the carrying value of its debt approximates fair value which was based on quoted market prices and falls within Level 1 of the fair value measurement hierarchy.

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

The total outstanding notional amount of cash flow hedges was $143.0 million as of March 31, 2012.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through March 31, 2013, the Company estimates that an additional $3.9 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2010 and March 31, 2012 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2011	March 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,337	$10,938
Total derivatives designated as hedging instruments		$11,337	$10,938

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2011 and 2012 (in thousands):

Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$(1,524)	Interest expense	$1,030
2012	Interest Rate Swap	(445)	Interest expense	1,023

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2012, the fair value of the interest rate swaps liability position related to these agreements was $10.9 million. As of March 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2012, it would have been required to settle its obligations under these agreements at their termination values of $10.9 million.

8.   RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Three Months Ended March 31,
	2011			2012
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$283,768	$45,268	$329,036	$294,266	$58,264	$352,530
Stock-based compensation	1,078	—	1,078	1,095	—	1,095
Comprehensive income:
Net income	4,497	(518)	3,979	9,321	(384)	8,937
Other comprehensive income(loss)-
Translation Adjustment	12	—	12	—	—	—
Gain (loss) on interest rate swap (net of tax)	870	—	870	236	—	236
Total comprehensive income	5,379	(518)	4,861	9,557	(384)	9,173
Issuance of common stock upon exercise of stock options	—	—	—	103	—	103
Dividends declared on common stock	(3,384)	—	(3,384)	(3,552)	—	(3,552)
Distributions to non-controlling interests	—	(462)	(462)	—	(424)	(424)
Investments made by minority shareholders	—	507	507	—	450	450
Purchase of common shares	(91)	—	(91)	(170)	—	(170)
Equity, end of period	$286,750	$44,795	$331,545	$301,299	$57,906	$359,205

9.   NET INCOME PER SHARE

For the three months ended March 31, 2011 and 2012, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2011	2012
Basic weighted average common shares outstanding	15,384	15,456
Stock options	101	98
Diluted weighted average common shares outstanding	15,485	15,554

The above calculations for the three months ended March 31, 2011 and 2012 do not include 195,000 and 324,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive.

10.  SEGMENT REPORTING

The Company has four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments are: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates all of its revenues in and has all of its assets located in Bermuda, the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$99,669	$—	$—	$—	$—	$99,669
Wholesale	44,697	—	—	—	—	44,697
International Wireless	—	6,661	7,402	—	—	14,063
Wireline	139	15,502	—	5,030	—	20,671
Equipment and Other	7,601	86	1,367	—	—	9,054
Total Revenue	152,106	22,249	8,769	5,030	—	188,154
Depreciation and amortization	17,408	4,547	1,870	786	197	24,808
Non-cash stock-based compensation	308	—	—	—	770	1,078
Operating income (loss)	10,427	6,244	(1,663)	(40)	(4,578)	10,390

	For the Three Months Ended March 31, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$86,750	$—	$—	$—	$—	$86,750
Wholesale	47,384	—	—	—	—	47,384
International Wireless	—	6,348	12,607	—	—	18,955
Wireline	144	16,574	—	4,830	—	21,548
Equipment and Other	6,604	432	1,217	—	—	8,253
Total Revenue	140,882	23,354	13,824	4,830	—	182,890
Depreciation and amortization	18,701	4,528	2,786	746	263	27,024
Non-cash stock-based compensation	58	—	—	—	1,037	1,095
Operating income (loss)	18,922	6,236	(1,611)	(423)	(4,965)	18,159

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2011:
Net fixed assets	$296,279	$129,069	$40,446	$9,126	$8,283	$483,203
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	544,388	171,676	84,057	22,790	50,820	873,731
March 31, 2012:
Net fixed assets	$285,588	126,591	38,375	10,310	9,108	469,972
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	537,306	175,703	81,077	23,257	53,531	870,874

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2011	$10,940	$2,167	$1,692	$586	$885	$16,270
2012	12,547	2,561	1,430	1,859	658	19,055

11.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed in our Form 10-K for the year ended December 31, 2011, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2012.

12.  SUBSEQUENT EVENTS

In May 2012, the Company was notified that a roaming partner exercised its previously existing call option to purchase a portion of the Company’s roaming network comprised of spectrum and certain related cell sites for approximately $15.6 million.  These cell sites generated approximately $15 million in wholesale revenue during the 2011 fiscal year. The Company expects to enter into definitive documentation for the purchase by the end of the second quarter of 2012, and currently expects to close the purchase in late 2012 or early 2013.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2011, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. We also offer wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States.

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

In the second quarter of 2011, we completed the merger of our Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda.  We actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2012:

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

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the quarter ended March 31, 2012, approximately 77% of our consolidated revenue was generated by our U.S. Wireless segment.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of March 31, 2012, our U.S. retail wireless services were provided to approximately 579,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of March 31, 2012. Through the acquisition of a portion of the former Alltel network from Verizon Wireless (the “Alltel Acquisition”), we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the “Alltel Transition”) and as a result, eliminated the duplicate cost associated with the migration in the third quarter of 2011.

Our retail wireless business competes with national, regional and local wireless providers offering both prepaid and postpaid services such as our primary competitor, Verizon Wireless.

We provide wholesale roaming services in a number of areas in the U.S., including in areas in which we also have retail wireless operations. Our wholesale wireless revenue is an important part of our overall U.S. Wireless segment revenue because this revenue has a higher margin of profitability than our retail revenue. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rate we get paid from other carrier customers for serving that traffic.

The most significant competitive factors we face in our U.S. wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets.

Merger with M3 Wireless, Ltd.

On May 2, 2011, we completed the merger of our Bermuda wireless operations, Bermuda Digital Communications, Ltd. (“BDC”), with that of M3 Wireless, Ltd. (“M3”), a wireless provider in Bermuda (the “CellOne Merger”). As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity continues to operate under BDC’s CellOne brand. As a result of the CellOne Merger, our 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity. Since we have the right to designate the majority of seats on the combined entity’s board of directors and therefore control its management and policies, we have consolidated the results of the combined entity in our consolidated financial statements effective on the date of the CellOne Merger.

Stimulus Grants

In 2009 and 2010, we filed several applications for stimulus funds made available by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas.

In December 2009, we were awarded a $39.7 million federal stimulus grant to fund our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure, serving more than 70 rural communities in upstate New York and parts of Pennsylvania and Vermont. The new project is being undertaken through our public-private partnership with the Development Authority of the North Country (“DANC”), a New York State public benefit corporation that owns and operates 750 miles of fiber optic network and provides wholesale telecommunications transport services to voice, video, data and wireless service providers. The $39.7 million grant, awarded to us by the National Telecommunications and Information Administration of the U.S. Department of Commerce (“NTIA”), under its Broadband Technology Opportunities Program, will be paid over the course of the three-year project period as expenses are incurred. An additional $6.2 million will be invested in the project by us and by DANC. The funding and build of this new project began in the third quarter of 2010. As of March 31, 2012, we have spent $15.1 million in capital expenditures in connection with this project of which $12.0 million has been or will be funded by the federal stimulus grant. The results of our U.S. fiber optic transport business are included in our “U.S. Wireline” segment.

On March 25, 2010, the NTIA awarded the Navajo Tribal Utility Authority (“NTUA”) a $32.1 million federal stimulus grant. The grant, along with partial matching funds, will provide broadband infrastructure access to the Navajo Nation across Arizona, New Mexico and Utah. As part of the project, in April 2011, we formed a joint venture with NTUA and contributed network-related and other assets to provide last mile services through a 4G LTE network to be constructed as a part of this project. Our partnership with NTUA will receive a portion of the total grant to build-out the last mile infrastructure. This network will allow the joint venture to supply both fixed and mobile customers with high-speed broadband access. The funding of this project began in late 2011. As of March 31, 2012, we have spent $5.0 million in capital expenditures in connection with this project of which $3.5 million has been or will be funded by the federal stimulus grant. The results of our wholesale U.S. wireless business are included in our “U.S. Wireless” segment.

On July 7, 2010, in partnership with the Vermont Telecommunications Authority (the “VTA”), we were awarded a $33.4 million federal stimulus grant by the NTIA. The grant, along with partial matching funds to be contributed by us and the VTA, will be invested in building a new fiber-optic middle mile network in Vermont to provide broadband and transport services to over 340 community anchor institutions. The funding of this project began during the second quarter of 2011. As of March 31, 2012, we have made $9.5 million in capital expenditures in connection with this project of which $6.6 million has been or will be funded by the federal stimulus grant. The results of our U.S. wireline business are included in our “U.S. Wireline” segment.

Results of Operations

Three Months Ended March 31, 2011 and 2012

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2011	2012	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$99,669	$86,750	$(12,919)	(13.0)%
Wholesale	44,697	47,384	2,687	6.0
International Wireless	14,063	18,955	4,892	34.8
Wireline	20,670	21,548	878	4.2
Equipment and Other	9,055	8,253	(802)	(8.9)
Total revenue	188,154	182,890	(5,264)	(2.8)
OPERATING EXPENSES:
Termination and access fees	51,774	40,483	(11,291)	(21.8)
Engineering and operations	21,905	21,336	(569)	(2.6)
Sales, marketing and customer services	31,830	32,175	345	1.1
Equipment expense	21,582	20,350	(1,232)	(5.7)
General and administrative	25,615	23,358	(2,257)	(8.8)
Acquisition-related charges	250	5	(245)	(98.0)
Depreciation and amortization	24,808	27,024	2,216	8.9
Total operating expenses	177,764	164,731	(13,033)	(7.3)
Income from operations	10,390	18,159	7,769	74.8
OTHER INCOME (EXPENSE):
Interest expense	(4,072)	(3,970)	102	2.5
Interest income	380	91	(289)	(76.1)
Equity in earnings of unconsolidated affiliate	516	1,402	886	171.7
Other income, net	595	36	(559)	(93.9)
Other income (expense), net	(2,581)	(2,441)	140	5.4
INCOME BEFORE INCOME TAXES	7,809	15,718	7,909	101.3
Income taxes	3,830	6,781	2,951	77.0
NET INCOME	3,979	8,937	4,958	124.6
Net loss attributable to non-controlling interests	518	384	(134)	(25.9)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$4,497	$9,321	$4,824	107.3%

U.S. Wireless revenue.  U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations. Retail revenue is derived from subscriber fees for use of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voicemail and other features. Retail revenue also includes amounts received from the Universal Service Fund (“USF”). Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other related wholesale services such as the provision of network switching services and certain wholesale transport services using our wireless subsidiaries’ networks.

Retail revenue

The retail portion of our U.S. Wireless revenue was $86.8 million for the three months ended March 31, 2012, as compared to $99.7 million for the three months ended March 31, 2011, a decrease of $12.9 million, or 13%.  The decrease in retail U.S. Wireless revenues was primarily the result of a decline in subscribers we experienced during the past year due to post-Alltel Acquisition initiatives to tighten credit and contract policies, the loss of a significant prepaid distribution channel and a number of other factors, including the effects of the separation of our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory.  In late July 2011, we completed the Alltel Transition. As a result, we are now able to better optimize our service offerings which we believe will enable us to drive improved gross subscriber additions, further control churn and optimize our service offerings. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

As of March 31, 2012, we had approximately 579,000 U.S. retail wireless subscribers (including 448,000 postpaid subscribers and 131,000 prepaid subscribers), a decrease of 95,000 from the approximate 674,000 subscribers we had as of March 31, 2011 and a decrease of 1,000 from the 580,000 subscribers we had as of December 31, 2011.  Gross additions to the U.S. retail wireless subscriber base increased to 55,000 for the three months ended March 31, 2012, as compared to approximately 47,000 for the three months ended March 31, 2011.  We expect to continue to focus on improving gross additions to our subscriber base in future periods as we concentrate our efforts on increasing distribution, such as our recently announced partnership with U.S. Cellular to distribute our prepaid offerings in Wal-Mart stores in our markets, and increasing awareness of our value proposition to potential customers in our markets.

Our overall U.S. retail wireless churn decreased from 4.29% for the three months ended March 31, 2011 to 3.22% for the three months ended March 31, 2012.  This improvement was the result of our efforts to offer our customers improved service and handset offerings as well as our ability to better control customer care and other churn factors since the end of the Alltel Transition period.  Our churn also benefited from a decline in the number of subscribers coming off of one-year contracts signed prior to the Alltel Acquisition, as we have transitioned our subscribers to more traditional two-year contracts. We expect that the level of churn will decrease moderately in future periods with the improved performance of our newly converted systems, and the continued quality handset and service offerings.

Wholesale Revenue

The wholesale portion of our U.S. Wireless revenue increased to $47.4 million for the three months ended March 31, 2012 from $44.7 million for the three months ended March 31, 2011, an increase of $2.7 million or 6%. The increase in wireless wholesale revenue was due to an increase in data volume and a slightly larger network coverage area.  This increase was partially offset by a decrease in voice traffic largely as a result of the Verizon and AT&T network overbuilds following their acquisitions of certain Alltel properties and a decline in the rates we charge our carrier customers.

We expect the data component of our wholesale revenue may increase in the next three quarters as customer usage of data and smart phone penetration continues to increase. Such increase, however, may be completely offset by a number of factors, including decisions by our roaming partners to no longer roam on our networks, to overbuild our network, or if we reduce the roaming rates that we charge or voice traffic overall declines.

In 2007, we entered into a license purchase agreement with a roaming partner whereby we agreed to purchase and build out spectrum in the Midwestern United States and our roaming partner retained a call option to repurchase the spectrum and the related cell sites within a specified number of years.  Since that time, we have generated wholesale revenue from our roaming partners’ use of this network, which accounted for approximately $15.1 million in wholesale revenue during the year ended December 31, 2011 and $3.9 million during the first quarter of 2012.  In May 2012, our roaming partner exercised its call option to purchase the spectrum and related sites for approximately $15.6 million.  We expect to enter into a definitive agreement for the transaction by the end of the second quarter of 2012, and, subject to obtaining the necessary regulatory consent, currently expect to close the transaction in late 2012 or early 2013. With the exception of one similar call option involving a smaller portion of our wholesale roaming network, no other roaming partner has the right to acquire any portion of our existing roaming network.

Although it is difficult to predict, over time we expect wholesale revenue to decrease as the number of sites actively used by our customers decline.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean, including our operations in the U.S. Virgin Islands.

International wireless revenue increased by $4.9 million, or 35%, to $19.0 million for the three months ended March 31, 2012, from $14.1 million for the three months ended March 31, 2011. international wireless revenue increased by $5.7 million due mainly to our CellOne Merger and subcriber growth in the U.S. Virgin Islands. This increase was partially offset by $0.8 million as a result of a decrease in subscribers.  International Wireless subscribers decreased by 5% from 332,000 as of March 31, 2011 to 314,000 (of which 276,000 were prepaid and 38,000 were postpaid) as of March 31, 2012.  The subscriber decrease included a loss of lower revenue subscribers on data only plans.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods.

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

Data revenue growth in Guyana and growth in our U.S. wholesale transport revenue resulted in a $0.8 million, or 4%, increase in wireline revenue to $21.5 million for the three months ended March 31, 2012 from $20.7 million for the three months ended March 31, 2011.

We anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share, if the Government of Guyana enacts legislation to issue new international long distance licenses to other providers in Guyana. While the issuance of those licenses will likely cause an immediate reduction in our wireline revenue, over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States.  We currently cannot predict when or if the Government of Guyana will enact such legislation.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue decreased by $0.8 million, or 9%, to $8.3 million for the three months ended March 31, 2012, from $9.1 million for the three months ended March 31, 2011.  Equipment revenue has decreased due to fewer renewals and upgrades as a substantial portion of our customer base has transitioned from one-year to two-year contracts.

We believe that equipment and other revenue could begin to increase in 2012 as the two-year contracts with Alltel subscribers will begin to expire resulting in increased upgrades as compared to 2011.  In addition, an increase in gross subscriber additions and more aggressive device subsidies as well as the continued growth in smartphone penetration could result in increased equipment revenues in future periods.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $11.3 million, or 22%, from $51.8 million for the three months ended March 31, 2011 to $40.5 million for the three months ended March 31, 2012.  The decrease was primarily the result of a reduction in roaming expenses, decreased customer bad debt expense, and the elimination of duplicate costs upon the completion of the Alltel Transition in our U.S. Wireless segment.  These decreases were partially offset by an increase in data usage volume which increases “backhaul” costs and roaming expense. Termination and access fees may increase in future periods with expected growth in data volume, but remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses decreased by $0.6 million, or 3%, from $21.9 million for the three months ended March 31, 2011 to $21.3 million for the three months ended March 31, 2012, primarily as a result of the completion of the Alltel Transition but partially offset by increased expenses due to our Bermuda network expansion following our CellOne Merger in May 2011.

We expect that engineering and operations expenses will increase over time due to an expected increase in our network capacity and geographic expansion of our network, both of which will require additional support.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $0.4 million, or 1%, from $31.8 million for the three months ended March 31, 2011 to $32.2 million for the three months ended March 31, 2012 as a result of costs related to a new customer care center in the United States and the effects of CellOne Merger in Bermuda.  These increased expenses were partially offset by elimination of expenses associated with the Alltel Transition.

We expect that sales and marketing expenses will increase moderately for the short term as we incur promotional and retention costs in an attempt to offset customer churn and increase gross customer additions.  In the longer term, these costs should decrease as a percentage of revenue.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses decreased by $1.2 million, or 6%, from $21.6 million for the three months ended March 31, 2011 to $20.4 million for the three months ended March 31, 2012. This decrease is largely the result of fewer renewals and upgrades in 2012 in our U.S. wireless business and is partially offset by increased equipment expenses in Bermuda as a result of the CellOne Merger.  We believe that equipment expenses could begin to increase in 2012 as our two-year contracts with Alltel subscribers will begin to expire, resulting in increased upgrades as compared to 2011 and due to increased demand for more expensive smartphone handset devices.  We may also choose to increase device subsidies to attract and retain customers.

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

General and administrative expenses decreased by $2.2 million, or 9%, from $25.6 million for the three months ended March 31, 2011 to $23.4 million for the three months ended March 31, 2012 primarily as a result of the completion of the Alltel Transition. During this transition period, we incurred a significant overlap of certain general and administrative expenses.  These expense decreases were partially offset by an increase in expenses in Bermuda as a result of the CellOne Merger and an increase in corporate overhead expenses.

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

For the three months ended March 31, 2011, we incurred $0.3 million of acquisition-related charges and a nominal amount for the three months ended March 31, 2012. We expect that acquisition-related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $2.2 million, or 9%, from $24.8 million for the three months ended March 31, 2011 to $27.0 million for the three months ended March 31, 2012. The increase is primarily due to the addition of the tangible and intangible assets acquired with the CellOne Merger, as well as additional fixed assets associated with the development of operational and business support systems which were put in service in at the end of the Alltel Transition.

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

Interest expense decreased from $4.1 million for the three months ended March 31, 2011 to $4.0 million for the three months ended March 31, 2012, due to a decrease in applicable margins as a result of an amendment to our credit facilities effective September 16, 2011. As of March 31, 2012, we had $292.6 million in outstanding debt as compared to $296.3 million as of March 31, 2011.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.  Interest income decreased from $0.4 million for the three months ended March 31, 2011 to $0.1 million for the three months ended March 31, 2012 as interest rates earned on our cash balances continued to decline.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $1.4 million for the three months ended March 31, 2012 as compared to $0.5 million for the three months ended March 31, 2011.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.6 million of income for the three months ended March 31, 2011.  For the three months ended March 31, 2012, we recorded a nominal amount of other income.

Income taxes.  Our effective tax rates for the three months ended March 31, 2011 and 2012 were 49% and 43%, respectively. Our effective tax rate declined in 2012 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2011.  Our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated in those jurisdictions.

Net loss attributable to non-controlling interests.   Net loss attributable to non-controlling interests reflected an allocation of $0.5 million and $0.4 million of losses for the three months ended March 31, 2011 and 2012, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $9.3 million for the three months ended March 31, 2012 from $4.5 million for the three months ended March 31, 2011.  On a per share basis, net income increased to $0.60 per diluted share from $0.29 per diluted share for the three months ended March 31, 2012 and 2011, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for the next twelve months for working capital and capital expenditures.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks. In addition, capital expenditures within the last several quarters have also included significant costs associated with network migration and development of operational and business support systems related to the Alltel Acquisition.

For the three months ended March 31, 2011 and 2012, we spent approximately $16.3 million and $19.1 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2011	$10,940	$2,167	$1,692	$586	$885	$16,270
2012	12,547	2,561	1,430	1,859	658	19,055

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

We continue to explore opportunities to acquire or expand our existing communications properties and licenses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2012, dividends to our stockholders were approximately $3.6 million, which reflects dividends declared on March 23, 2012 and paid on April 12, 2012. We have paid quarterly dividends for the last 54 fiscal quarters.

Stock Repurchase Plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of March 31, 2012 repurchasing our common stock. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the three months ended March 31, 2012.

Sources of Cash

Total Liquidity at March 31, 2012.  As of March 31, 2012, we had approximately $53.7 million in cash and cash equivalents, an increase of $5.0 million from the December 31, 2011 balance of $48.7 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures.

Cash Generated by Operations.  Cash provided by operating activities was $21.0 million for the three months ended March 31, 2012 and 2011. Net income increased $4.9 million to $8.9 million for the three months ended March 31, 2012 from $4.0 million for the three months ended March 31, 2011.  In addition, depreciation expense increased $2.2 million from $24.8 million to $27.0 million for the three months ended March 31, 2011 and 2012, respectively.  These increases, however, were offset by changes in our working capital.

Cash Generated by Financing Activities.  Cash provided by financing activities was $3.0 million for the three months ended March 31, 2012 as compared to $4.5 million for the three months ended March 31, 2011.  The $1.5 million decrease was primarily the result of increased principal repayments on our term loans partially offset by increased borrowings under our revolver loan.

Our credit facility with CoBank ACB, which we amended and restated on September 30, 2010  (the “Credit Facility”), provides for $275.0 million in term loans, a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval. As of March 31, 2012, $246.3 million was outstanding under the term loans and $41.0 million was outstanding under the revolver loan.

The term loans mature on September 30, 2014 and require certain quarterly repayment obligations. The revolver loan matures on September 10, 2014. We may prepay the Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Credit Facility bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin is determined based on our indebtedness to its EBITDA (each as defined in the Credit Facility agreement). Borrowings as of March 31, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.97%.

Under the terms of the Credit Facility, as amended, we must also pay a commitment fee ranging from 0.375% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA, (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges. As previously disclosed, on June 30, 2011 we amended certain of these financial covenants to allow an increased ratio of indebtedness to EBITDA and amended the definition of fixed charges. As of March 31, 2012, we were in compliance with all of the financial covenants of the Credit Facility, as amended.

As of March 31, 2012 and December 31, 2011, the total notional amount of cash flow hedges under our interest rate swap agreements was $143 million.

Factors Affecting Sources of Liquidity

Internally Generated Funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of regulatory risks in Guyana that could have an adverse impact on our liquidity, see “Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana”, and “Business—Guyana Regulation” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Restrictions Under Credit Facility.  The Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to cash interest expense, (iii) require a minimum ratio of equity to consolidated assets and (iv) require a minimum ratio of EBITDA to fixed charges (each as defined in the Credit Facility). As of March 31, 2012, we were in compliance with all of the financial covenants of the Credit Facility, as amended.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard that eliminates the option to present other comprehensive income (OCI) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. The standard, which we adopted during the first quarter of 2012, did not have a material impact on our financial position, results of operations or liquidity.

In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. The standard, which we adopted during the first quarter of 2012, did not have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after March 31, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of March 31, $148.3 million of our long term debt has a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $144.3 million of outstanding debt as of March 31, 2012 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  In 2011, we created an Internal Audit team dedicated to the review and internal audit of our operations.  There was no change in the internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

Risks relating to our U.S. operations

Our U.S. wholesale wireless revenue is dependent on our customer’s decision to use our network.

Our U.S. wholesale wireless business, which accounted for approximately 24% of our consolidated revenue for the three months ended March 31, 2012, is dependent on the extent to which our customers choose to roam on our networks. Typically, our relationships with our roaming customers do not require them to “prefer” our networks or require them to send us a minimum amount of traffic. Instead, roaming customers may choose to utilize other networks for their subscribers’ roaming use. In addition, in select markets, we have entered into agreements whereby our roaming partners have the option to acquire portions of our existing roaming networks. We could suffer a substantial loss of revenue, which could materially adversely effect our results of operations and financial condition, if our roaming customers become dissatisfied with our service offerings or economic terms, if those of our roaming partners who have the option to do so choose to acquire a portion of our existing network or if our customers simply choose not to roam on our network.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K as filed with the SEC on March 15, 2012. The risks described in our 2011 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended March 31, 2012.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2012:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	—		$—	—	$2,919,965
February 1, 2012 — February 29, 2012	4,029	(1)	$38.47	—	$2,919,965
March 1, 2012 — March 31, 2012	397	(1)	$36.90	—	$2,919,965

(1)          Represents shares purchased on February 11, 2012 and March 15, 2012 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on February 10, 2012 for those shares acquired on February 10, 2012 and March 14, 2012 for those shares acquired on March 15, 2012.

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

Atlantic Tele-Network, Inc.

Date: May 10, 2012	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2012	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer