Form 10-Q
period 2012-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2012-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 9, 2012, the registrant had outstanding 15,554,398 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2012

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our U.S. operations, including operating margins, and the future retention and turnover of our subscriber base; (2) our ability to maintain favorable roaming arrangements; (3) increased competition; (4) economic, political and other risks facing our foreign operations; (5) the loss of certain FCC and other licenses and other regulatory changes affecting our businesses; (6) rapid and significant technological changes in the telecommunications industry; (7) any loss of any key members of management; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (9) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (10) the occurrence of severe weather and natural catastrophes; (11) the current difficult global economic environment, along with difficult and volatile conditions in the capital and credit markets; (12) our continued access to capital and credit markets and (13) our ability to realize the value that we believe exists in businesses that we may or have acquired. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, as filed with the SEC on May 10, 2012. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2011	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$48,735	$79,837
Accounts receivable, net of allowances of $15.3 million and $14.5 million, respectively	71,159	75,059
Materials and supplies	20,802	19,982
Deferred income taxes	21,921	21,921
Income tax receivable	11,545	—
Prepayments and other current assets	9,738	13,960
Total current assets	183,900	210,759
Property, plant and equipment, net	483,203	456,239
Telecommunications licenses	87,468	87,404
Goodwill	45,077	45,077
Trade name license, net	13,013	12,773
Customer relationships, net	41,314	36,860
Other assets	19,756	27,700
Total assets	$873,731	$876,812
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,068	$15,680
Accounts payable and accrued liabilities	57,262	44,480
Dividends payable	3,548	3,587
Accrued taxes	7,739	16,895
Advance payments and deposits	15,834	17,829
Other current liabilities	36,327	35,820
Total current liabilities	145,778	134,291
Deferred income taxes	88,906	89,134
Other liabilities	29,371	26,422
Long-term debt, excluding current portion	257,146	258,235
Total liabilities	521,201	508,082
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,955,886 and 16,063,869 shares issued, respectively, and 15,451,238 and 15,554,398 shares outstanding, respectively	160	160
Treasury stock, at cost; 504,648 and 509,471 shares, respectively	(4,942)	(5,126)
Additional paid-in capital	118,620	121,481
Retained earnings	190,327	203,020
Accumulated other comprehensive loss	(9,899)	(9,718)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	294,266	309,817
Non-controlling interests	58,264	58,913
Total equity	352,530	368,730
Total liabilities and equity	$873,731	$876,812

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 and 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
REVENUE:
U.S. wireless:
Retail	$95,410	$84,062	$195,079	$170,812
Wholesale	51,870	51,569	96,567	98,952
International wireless	18,434	20,315	32,497	39,270
Wireline	20,886	20,889	41,557	42,437
Equipment and other	7,153	8,458	16,208	16,712
Total revenue	193,753	185,293	381,908	368,183
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	54,539	38,951	106,313	79,434
Engineering and operations	21,897	21,945	43,802	43,281
Sales and marketing	36,079	31,203	67,908	63,377
Equipment expense	18,486	21,989	40,069	42,340
General and administrative	30,775	21,549	56,390	44,907
Acquisition-related charges	316	—	567	5
Depreciation and amortization	25,384	26,582	50,192	53,606
Total operating expenses	187,476	162,219	365,241	326,950
Income from operations	6,277	23,074	16,667	41,233
OTHER INCOME (EXPENSE):
Interest expense	(4,351)	(3,998)	(8,423)	(7,968)
Interest income	201	71	581	162
Equity in earnings of an unconsolidated affiliate	239	930	755	2,331
Other income (expense), net	4	(331)	599	(295)
Other income (expense), net	(3,907)	(3,328)	(6,488)	(5,770)
INCOME BEFORE INCOME TAXES	2,370	19,746	10,179	35,463
Income tax expense	1,052	7,979	4,882	14,759
NET INCOME	1,318	11,767	5,297	20,704
Net loss (income) attributable to non-controlling interests, net of tax of $0.4 million and $0.5 million for the three months ended June 30, 2011 and 2012, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2011 and 2012, respectively.	497	(1,237)	1,015	(853)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$1,815	$10,530	$6,312	$19,851
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.12	$0.68	$0.41	$1.28
Diluted	$0.12	$0.67	$0.41	$1.27
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,394	15,535	15,389	15,495
Diluted	15,497	15,609	15,491	15,581
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.22	$0.23	$0.44	$0.46

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2012

Net income	$5,297	$20,704
Other comprehensive income:
Foreign currency translation adjustment	13	—
Unrealized (loss) gain on interest rate swap, net of tax of $0.4 million and $0.1 million respectively	(583)	149
Other comprehensive (loss) income, net of tax	(570)	149
Comprehensive income	4,727	20,853
Less: Comprehensive income (loss) attributable to non-controlling interests	1,015	(853)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$5,742	$20,000

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,297	$20,704
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	50,192	53,606
Provision for doubtful accounts	3,856	6,325
Amortization of debt discount and debt issuance costs	873	1,747
Stock-based compensation	1,890	1,908
Deferred income taxes	118	108
Equity in earnings of an unconsolidated affiliate	(755)	(2,331)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(11,063)	(10,225)
Materials and supplies, prepayments, and other current assets	3,570	(3,401)
Income tax receivable	—	11,545
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(7,968)	(5,054)
Accrued taxes	(700)	9,156
Other	(2,281)	(4,480)
Net cash provided by operating activities	43,029	79,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(45,428)	(32,272)
Cash acquired in business combinations	4,087	—
Decrease in restricted cash	467	—
Net cash used in investing activities	(40,874)	(32,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	—	275,000
Proceeds from borrowings under revolver loan	23,095	46,378
Principal repayments of term loan	(6,515)	(252,953)
Principal repayments of revolver loan	—	(74,534)
Proceeds from stock option exercises	52	946
Dividends paid on common stock	(6,771)	(7,119)
Distributions to non-controlling interests	(1,608)	(929)
Payments of debt issuance costs	(931)	(3,564)
Repurchase of non-controlling interests	(446)	(80)
Investments made by non-controlling interests	507	805
Purchase of common stock	(91)	(184)
Net cash provided by (used in) financing activities	7,292	(16,234)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,447	31,102
CASH AND CASH EQUIVALENTS, beginning of the period	37,330	48,735
CASH AND CASH EQUIVALENTS, end of the period	$46,777	$79,837

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

•                  Wireline.  The Company’s local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State and New England.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2012:

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

Other new pronouncements issued but not effective until after June 30, 2012, are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

Total consideration	$6,655
Purchase price allocation:
Net working capital	$675
Property, plant and equipment	10,577
Customer relationships	2,600
Telecommunications licenses	6,100
Goodwill	3,105
Note payable-affiliate (see Note 6)	(7,012)
Other long term liabilities	(200)
Non-controlling interests	(9,190)
Net assets acquired	$6,655

The amortization period of the customer relationships is 12.0 years. The value of the goodwill from the CellOne Merger can be attributed to a number of business factors including, but not limited to, the reputation of M3 as a retail provider of wireless services and a network operator, M3’s reputation for customer care and the strategic position M3 holds in Bermuda.

The following table reflects unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2011 assuming that the merger of M3 had occurred at the beginning of the earliest period presented (in thousands, except per share data):

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012 are summarized as follows:

	December 31, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$3,366	$3,366
Money market funds	3,847	—	3,847
Total assets measured at fair value	$3,847	$3,366	$7,213
Interest rate derivative (Note 7)	$—	$11,337	$11,337
Total liabilities measured at fair value	$—	$11,337	$11,337

	June 30, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$3,360	$3,360
Money market funds	2,779	—	2,779
Total assets measured at fair value	$2,779	$3,360	$6,139
Interest rate derivative (Note 7)	$—	$11,037	$11,037
Total liabilities measured at fair value	$—	$11,037	$11,037

Money Market Funds and Certificates of Deposit

As of December 31, 2011 and June 30, 2012, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2011 and June 30, 2012.  The Company did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended December 31, 2011 and June 30, 2012.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2011	June 30, 2012
Notes payable - Bank
Term loans	$252,311	$275,000
Revolver loan	28,156	—
Note Payable — Other	5,752	4,912
Total outstanding debt	286,021	279,912
Less: current portion	(25,068)	(15,680)
Total long-term debt	260,953	264,232
Less: debt discount	(3,807)	(5,997)
Net carrying amount	$257,146	$258,235

Loan Facilities—Bank

On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

The term loan A-1 is $125 million and matures on June 30, 2017 (the “Term Loan A-1”). The term loan A-2 is $150 million and matures on June 30, 2019 (the “Term Loan A-2” and collectively with the Term Loan A-1, the “Term Loans”).  Each of the Term Loans require certain quarterly repayment obligations.  The revolver loan matures on June 30, 2017. The Company may prepay the Amended Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

Amounts borrowed under the Term Loan A-1 and the revolver loan bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 0.50% to 2.00%). Amounts borrowed under the Term Loan A-2 bear interest at a rate equal to, at the Company’s option, either (i) the LIBOR plus an applicable margin ranging between 2.50% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.50% to 3.00%.  The base rate is equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; and (ii) the prime rate (as defined in the Amended Credit Facility).  The applicable margin is determined based on the ratio of the Company’s indebtedness (as defined in the Amended Credit Facility) to its EBITDA (as defined in the Amended Credit Facility).

Borrowings as of June 30, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.45%. Upon completing the Amended Credit Facility, the Company expensed $0.7 million of deferred financing costs, which are included in other income (expense) within the statement of operations for the three months ended June 30, 2012.

Under the terms of the Amended Credit Facility, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, in which the fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Prior to the execution of the Amended Credit Facility, the Company’s existing credit facility with CoBank, ACB, entered into on September 30, 2010 (the “Previous Credit Facility”) provided for $275.0 million in term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval.  These term loans were scheduled to mature on September 30, 2014 and required certain quarterly repayment obligations. The revolver loan was scheduled to mature on September 10, 2014.  As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Previous Credit Facility bore interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin was determined based on the ratio of the Company’s indebtedness to its EBITDA (each as defined in the Previous Credit Facility agreement).

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

The total outstanding notional amount of cash flow hedges was $143.0 million as of June 30, 2012.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through June 30, 2013, the Company estimates that an additional $4.0 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2011 and June 30, 2012 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2011	June 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,337	$11,037
Total derivatives designated as hedging instruments		$11,337	$11,037

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and six months ended June 30, 2011 and 2012 (in thousands):

Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$(2,488)	Interest expense	$1,042
2012	Interest Rate Swap	(144)	Interest expense	1,033

Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$(4,012)	Interest expense	$2,072
2012	Interest Rate Swap	301	Interest expense	2,056

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2012, the fair value of the interest rate swaps liability position related to these agreements was $11.0 million. As of June 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2012, it would have been required to settle its obligations under these agreements at their termination values of $11.0 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2011			2012
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$283,768	$45,268	$329,036	$294,266	$58,264	$352,530
Stock-based compensation	1,890	—	1,890	1,908	—	1,908
Comprehensive income:
Net income	6,312	(1,015)	5,297	19,851	853	20,704
Other comprehensive income(loss)-
Translation Adjustment	13	—	13	—	—	—
Gain (loss) on interest rate swap (net of tax)	(583)	—	(583)	149	—	149
Total comprehensive income	5,742	(1,015)	4,727	20,000	853	20,853
Issuance of common stock upon exercise of stock options	52	—	52	946	—	946
Dividends declared on common stock	(6,775)	(1,607)	(8,382)	(7,119)	—	(7,119)
Distributions to non-controlling interests	—	—	—	—	(929)	(929)
Investments made by minority shareholders	—	3,507	3,507	—	805	805
Repurchase of non-controlling interests	—	—	—	—	(80)	(80)
Change in equity ownership of consolidated subsidiaries	3,475	11,923	15,398	—	—	—
Purchase of common shares	(91)	—	(91)	(184)	—	(184)
Equity, end of period	$288,061	$58,076	$346,137	$309,817	$58,913	$368,730

9.  NET INCOME PER SHARE

For the three and six months ended June 30, 2011 and 2012, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Basic weighted-average common shares outstanding	15,394	15,535	15,389	15,495
Stock options	103	74	102	86
Diluted weighted-average common shares outstanding	15,497	15,609	15,491	15,581

The above calculations for the three months ended June 30, 2011 and 2012 do not include 293,000 and 381,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the six months ended June 30, 2011 and 2012, the calculation does not include 245,000 and 353,000 shares, respectively, related to certain stock options because the effect on such options was anti-dilutive.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$95,410	$—	$—	$—	$—	$95,410
Wholesale	51,870	—	—	—	—	51,870
International Wireless	—	6,970	11,464	—	—	18,434
Wireline	139	15,674	—	5,073	—	20,886
Equipment and Other	5,830	106	1,217	—	—	7,153
Total Revenue	153,249	22,750	12,681	5,073	—	193,753
Depreciation and amortization	17,363	4,557	2,453	791	220	25,384
Non-cash stock-based compensation	58	—	—	—	754	812
Operating income (loss)	6,507	6,640	(2,440)	51	(4,481)	6,277

	For the Six Months Ended June 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$195,079	$—	$—	$—	$—	$195,079
Wholesale	96,567	—	—	—	—	96,567
International Wireless	—	13,631	18,866	—	—	32,497
Wireline	278	31,176	—	10,103	—	41,557
Equipment and Other	13,431	192	2,585	—	—	16,208
Total Revenue	305,355	44,999	21,451	10,103	—	381,908
Depreciation and amortization	34,771	9,104	4,323	1,577	417	50,192
Non-cash stock-based compensation	367	—	—	—	1,523	1,890
Operating income (loss)	16,935	12,884	(4,103)	10	(9,059)	16,667

	For the Three Months Ended June 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$84,062	$—	$—	$—	$—	$84,062
Wholesale	51,553	—	—	16	—	51,569
International Wireless	—	6,705	13,610	—	—	20,315
Wireline	154	15,990	—	4,745	—	20,889
Equipment and Other	6,714	524	1,220	—	—	8,458
Total Revenue	142,483	23,219	14,830	4,761	—	185,293
Depreciation and amortization	18,324	4,659	2,783	693	123	26,582
Non-cash stock-based compensation	58	—	—	—	755	813
Operating income (loss)	23,978	4,141	287	(666)	(4,666)	23,074

	For the Six Months Ended June 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$170,812	$—	$—	$—	$—	$170,812
Wholesale	98,936	—	—	16	—	98,952
International Wireless	—	13,052	26,218	—	—	39,270
Wireline	298	32,564	—	9,575	—	42,437
Equipment and Other	13,318	957	2,437	—	—	16,712
Total Revenue	283,364	46,573	28,655	9,591	—	368,183
Depreciation and amortization	37,026	9,017	5,569	1,438	556	53,606
Non-cash stock-based compensation	116	—	—	—	1,792	1,908
Operating income (loss)	42,900	8,190	(1,324)	(1,089)	(7,444)	41,233

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2011:
Net fixed assets	$296,279	$129,069	$40,446	$9,126	$8,283	$483,203
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	544,388	171,676	84,057	22,790	50,820	873,731
June 30, 2012:
Net fixed assets	$273,346	123,972	37,395	11,698	9,828	456,239
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	536,942	177,342	80,865	25,550	56,113	876,812

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2011	$30,762	$8,198	$3,486	$1,220	$1,762	$45,428
2012	$20,411	$4,131	$2,521	$3,538	$1,671	$32,272

11.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed in its Annual Report on Form 10-K for the year ended December 31, 2011, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

On July 20, 2012 a trial court in Guyana made findings calling into question the validity of the Company’s Guyana subsidiary’s, Guyana Telephone & Telegraph Ltd. (“GT&T”), exclusive license to provide international voice and data service in Guyana and the applicability of the license to telecommunications services using Voice over Internet Protocol (“VoIP”).  The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its internet service.  Digicel, our main competitor in Guyana, in response to the trial court’s findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana Public Utilities Commission (“PUC”). In response, the Guyana Public Utilities Commission ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law.  The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T’s network until GT&T’s request for a permanent injunction can be addressed at a hearing currently scheduled for September 18, 2012. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court’s findings regarding the exclusivity of GT&T’s license and its application to VoIP services.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed above and in our Form 10-K for the year ended December 31, 2011, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2012.

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

•                  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in New York State and New England.

In the second quarter of 2011, we completed the merger of our Bermuda operations with M3 Wireless, Ltd., a leading retail wireless provider in Bermuda.  We actively evaluate additional investment and acquisition opportunities in the United States and the Caribbean that meet our return-on-investment and other acquisition criteria.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2012:

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

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the quarter and six months ended June 30, 2012, approximately 77% of our consolidated revenue was generated by our U.S. Wireless segment.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of June 30, 2012, our U.S. retail wireless services were provided to approximately 584,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of June 30, 2012. Through the acquisition of a portion of the former Alltel network from Verizon Wireless (the “Alltel Acquisition”), we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the “Alltel Transition”) and as a result, eliminated many of the duplicate costs associated with the migration in the third quarter of 2011.

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of June 30, 2012, we have spent (i) $18.4 million in capital expenditures (of which $14.7 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $5.4 million in capital expenditures (of which $3.8 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $13.3 million in capital expenditures (of which $9.3 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. For more information on these stimulus projects, please see refer to Item 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.  The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment.

Results of Operations

Three Months Ended June 30, 2011 and 2012

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2011	2012	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$95,410	84,062	(11,348)	(11.9)%
Wholesale	51,870	51,569	(301)	(0.6)
International wireless	18,434	20,315	1,881	10.2
Wireline	20,886	20,889	3	—
Equipment and other	7,153	8,458	1,305	18.2
Total revenue	193,753	185,293	(8,460)	(4.4)
OPERATING EXPENSES:
Termination and access fees	54,539	38,951	(15,588)	(28.6)
Engineering and operations	21,897	21,945	48	0.2
Sales and marketing	36,079	31,203	(4,876)	(13.5)
Equipment expense	18,486	21,989	3,503	18.9
General and administrative	30,775	21,549	(9,226)	(30.0)
Acquisition-related charges	316	—	(316)	(100.0)
Depreciation and amortization	25,384	26,582	1,198	4.7
Total operating expenses	187,476	162,219	(25,257)	(13.5)
Income from operations	6,277	23,074	16,797	267.6
OTHER INCOME (EXPENSE):
Interest expense	(4,351)	(3,998)	353	8.1
Interest income	201	71	(130)	(64.7)
Equity in earnings of unconsolidated affiliate	239	930	691	289.1
Other income(expense), net	4	(331)	(335)	(8375.0)
Other income (expense), net	(3,907)	(3,328)	579	14.8
INCOME BEFORE INCOME TAXES	2,370	19,746	17,376	733.2
Income taxes	1,052	7,979	6,927	658.5
NET INCOME	1,318	11,767	10,449	792.8
Net loss attributable to non-controlling interests	497	(1,237)	(1,734)	(348.9)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$1,815	10,530	8,715	480.2

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

Retail revenue

The retail portion of our U.S. Wireless revenue was $84.1 million for the three months ended June 30, 2012, as compared to $95.4 million for the three months ended June 30, 2011, a decrease of $11.3 million, or 12%.  This decrease was primarily the result of a decline in subscribers which we experienced during the past year due to post-Alltel Acquisition initiatives to tighten credit and contract policies, the loss of a significant prepaid distribution channel and a number of other factors, including the effects of the separation of our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory.  In late July 2011, we completed the Alltel Transition. As a result, we are now able to better enhance our service offerings which we believe will enable us to drive improved gross subscriber additions, further control churn and optimize our service offerings. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

As of June 30, 2012, we had approximately 584,000 U.S. retail wireless subscribers (including 442,000 postpaid subscribers and 142,000 prepaid subscribers), a decrease of 55,000 from the approximate 639,000 subscribers we had as of June 30, 2011 and an increase of 5,000 from the 579,000 subscribers we had as of March 31, 2012.  Gross additions to the U.S. retail wireless subscriber base increased to 55,000 for the three months ended June 30, 2012, as compared to approximately 39,000 for the three months ended June 30, 2011.  We will continue to focus on improving gross additions to our subscriber base in future periods as we concentrate our efforts on increasing distribution, by means such as our partnership with U.S. Cellular to again distribute our prepaid offerings in Walmart stores in our markets, and increasing awareness of our value proposition to potential customers in our markets.

Our overall U.S. retail wireless churn decreased from 3.73% for the three months ended June 30, 2011 to 2.9% for the three months ended June 30, 2012.  This improvement was the result of our efforts to offer our customers improved service and handset offerings as well as our ability to better control customer care and other churn factors since the end of the Alltel Transition period.  Our churn also benefited from a decline in the number of subscribers coming off of one-year contracts signed prior to the Alltel Acquisition, as we have transitioned our subscribers to more traditional two-year contracts. However, our churn will increase in the near term as we are entering a period of higher than normal contract expirations and seasonally lower net additions.  This could lead to a decline in subscriber levels..

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue decreased to $51.6 million for the three months ended June 30, 2012 from $51.9 million for the three months ended June 30, 2011, a reduction of $0.3 million or 1%.  The decrease was the result of a reduction in voice traffic largely due to the carrier customer overbuilds, including the Verizon and AT&T network overbuilds following their acquisitions of certain Alltel properties and a decline in the rates we charge our carrier customers.  Such decreases, however, were partially by growth in the volume of data.

We expect that data volume may increase in the next several quarters as customer usage of data and smart phone penetration continues to increase. Such increase, however, may be completely offset by a number of factors, including decisions by our roaming partners to no longer roam on our networks or, to overbuild our networks, any reductions in the roaming rates that we charge or any declines in overall voice traffic.

In 2007, we entered into a license purchase agreement with a roaming partner whereby we agreed to purchase and build out spectrum in the Midwestern United States and our roaming partner retained a call option to repurchase the spectrum and the related cell sites within a specified number of years.  Since that time, we have generated wholesale revenue from our roaming partners’ use of this network, which accounted for approximately $15.1 million in wholesale revenue during the year ended December 31, 2011 and $8.0 million during the first half of 2012.  Following the exercise of this call option in July 2012, we entered into a definitive agreement to sell the spectrum and related sites for approximately $15.8 million.  Subject to obtaining the necessary regulatory consent, we currently expect to close the transaction in late 2012 or early 2013. With the exception of one similar call option involving a smaller portion of our wholesale roaming network, no other roaming partner has the right to acquire any portion of our existing roaming network.

Although it is difficult to predict, over time we expect wholesale revenue to decrease as the number of sites actively used by our customers decline.  In addition, the replacement of the wholesale revenue related to our Midwestern United States sites, as described above, will be unlikely to be replaced with organic growth.

International wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean, including our operations in the U.S. Virgin Islands.

International wireless revenue increased by $1.9 million, or 9% to $20.3 million for the three months ended June 30, 2012, from $18.4 million for the three months ended June 30, 2011. International Wireless revenue increased by $2.4 million due mainly to our CellOne Merger in Bermuda and subscriber growth in the U.S. Virgin Islands. This increase was partially offset by as a result of a decrease in subscribers in our other international operations.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and due to the fact that the majority of our international wireless subscribers are prepaid subscribers revenue and subscriber levels could shift relatively quickly in future periods.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England and our wholesale transport operations in New York State and in the western United States. This revenue includes basic service fees, measured service revenue and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

The growth in our data revenue in Guyana and in our wholesale transport revenue in New York State were offset by the reduction of revenue in our integrated data and voice operations in Vermont resulting in our wireline revenue remaining unchanged for the three months ended June 30, 2011 and 2012 at $20.9 million.

We anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share, if we cease to be the exclusive provider of domestic fixed and international long distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, early termination or other revocation or lack of enforcement our exclusivity rights.  While the loss of our exclusivity rights will likely cause an immediate reduction in our wireline revenue , over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States.  We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana.  See Note 11 to our Condensed Consolidated Financial Statements for more information regarding GT&T’s exclusive license in Guyana.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $1.3 million, or 18% to $8.5 million for the three months ended June 30, 2012, from $7.2 million for the three months ended June 30, 2011.  Equipment revenue in our U.S. Wireless segment increased as the result of an increase in gross subscriber additions and an increase in smartphone sales.  Equipment and other revenue also increased in our International Integrated Telephony segment due to increased promotional campaigns that included increased handset subsidies.

We believe that equipment and other revenue could continue to increase in 2012 as a large portion of the two-year contracts with Alltel subscribers continue to expire, resulting in increased upgrades as compared to 2011.  In addition, an increase in gross subscriber additions, more aggressive device subsidies and the continued growth in smartphone penetration could result in increased equipment revenues in future periods.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $15.5 million, or 28% from $54.5 million for the three months ended June 30, 2011 to $39.0 million for the three months ended June 30, 2012.  The decrease was primarily the result of a reduction in roaming expenses and the elimination of duplicate costs upon the completion of the Alltel Transition in our U.S. Wireless segment.  These decreases were partially offset by an increase in circuit costs within our U.S. Wireline segment as our networks in New York and Vermont continue to expand. Termination and access fees may increase in future periods with expected growth in data volume, but should remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses were $21.9 million for the three months ended June 30, 2011 and 2012.  The completion of the Alltel Transition reduced our engineering and operations expenses by eliminating redundant expenses, but such reductions were offset by increased expenses in our International Integrated Telephony and Island Wireless segments which experienced expansions in their respective networks in comparison with 2011, including an expansion of our network in Bermuda following our CellOne Merger in May 2011.

We expect that engineering and operations expenses will increase over time due to ongoing network upgrades, including possible upgrades to a next generation mobile wireless technology and an increase in our network capacity if we choose to geographically expand our network.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $4.9 million, or 14% from $36.1 million for the three months ended June 30, 2011 to $31.2 million for the three months ended June 30, 2012.  The decrease in sales and marketing expenses was the result of the elimination of expenses associated with the Alltel Transition as well as a reduction in expenses in our Island Wireless segment which primarily resulted from increased promotional expenses in 2011 relating to the CellOne Merger and brand re-launch in Bermuda.  These decreases, however, were partially offset by an increase in sales and marketing expenses in our International Integrated Telephony segment as a result of increased promotional campaigns.

We expect that sales and marketing expenses will remain relatively constant as a percentage of revenue for the short term as we continue to incur promotional and retention costs in an attempt to offset customer churn and increase gross customer additions.  In the longer term, these costs should decrease as a percentage of revenue.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses increased by $3.5 million, or 19% from $18.5 million for the three months ended June 30, 2011 to $22.0 million for the three months ended June 30, 2012.  The increase was the result of an increase in gross subscriber additions and an increase in smartphone sales.  .  These increases were partially offset by decreased equipment expenses in Bermuda as a result of the CellOne Merger which caused higher than usual equipment expenses in 2011.  We believe that equipment expenses could continue to increase in 2012 as a large portion of our two-year contracts with Alltel subscribers will be expiring, resulting in increased upgrades as compared to 2011 and due to increased demand for more expensive smartphone handset devices.  We may also choose, from time to time, to increase device subsidies to attract and retain customers.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses also include internal costs associated with our performance of due-diligence on our pending or completed acquisitions.

General and administrative expenses decreased by $9.3 million, or 30%, from $30.8 million for the three months ended June 30, 2011 to $21.5 million for the three months ended June 30, 2012 primarily as a result of the completion of the Alltel Transition. During this transition period, we incurred a significant overlap of certain general and administrative expenses.  These expense decreases were partially offset by an increase in corporate overhead expenses.

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

We incurred $0.3 million of acquisition-related charges for the three months ended June 30, 2011 and no acquisition-related charges for the three months ended June 30, 2012. We expect that acquisition-related expenses will be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $1.2 million, or 5% from $25.4 million for the three months ended June 30, 2011 to $26.6 million for the three months ended June 30, 2012. The increase is primarily due to additional fixed assets associated with the development of operational and business support systems which were put in service at the end of the Alltel Transition as well as the addition of tangible and intangible assets acquired with the CellOne Merger.

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

Interest expense decreased from $4.4 million for the three months ended June 30, 2011 to $4.0 million for the three months ended June 30, 2012 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012.  As of June 30, 2012, we had $279.9 million in outstanding debt as compared to $311.9 million as of June 30, 2011.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.  Interest income decreased from $0.2 million for the three months ended June 30, 2011 to $0.1 million for the three months ended June 30, 2012.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $0.9 million for the three months ended June 30, 2012 as compared to $0.2 million for the three months ended June 30, 2011.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended June 30, 2011.  For the three months ended June 30, 2012, other income (expense), net was $0.3 million of expense as a result of $0.7 million of deferred financing costs being expensed in connection with an amendment to our credit facility effective May 18, 2012.

Income taxes.  Our effective tax rates for the three months ended June 30, 2011 and 2012 were 44% and 40%, respectively. Our effective tax rate declined in 2012 as the result of increased income in lower taxed jurisdictions, such as Bermuda and the U.S., as compared to 2011.  Our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) the portion of our earnings that include losses generated in non-tax foreign jurisdictions for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated in the jurisdictions in which we operate.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $0.5 million of losses and $1.2 million of income for the three months ended June 30, 2011 and 2012, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $10.5 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011.  On a per share basis, net income increased to $0.67 per diluted share from $0.12 per diluted share for the three months ended June 30, 2012 and 2011, respectively.

Six Months Ended June 30, 2011 and 2012

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2011	2012	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$195,079	$170,812	$(24,267)	(12.4)%
Wholesale	96,567	98,952	2,385	2.5
International Wireless	32,497	39,270	6,773	20.8
Wireline	41,557	42,437	880	2.1
Equipment and Other	16,208	16,712	504	3.1
Total revenue	381,908	368,183	(13,725)	(3.6)
OPERATING EXPENSES:
Termination and access fees	106,313	79,434	(26,879)	(25.3)
Engineering and operations	43,802	43,281	(521)	(1.2)
Sales and marketing	67,908	63,377	(4,531)	(6.7)
Equipment expense	40,069	42,340	2,271	5.7
General and administrative	56,390	44,907	(11,483)	(20.4)
Acquisition-related charges	567	5	(562)	(99.1)
Depreciation and amortization	50,192	53,606	3,414	6.8
Total operating expenses	365,241	326,950	(38,291)	(10.5)
Income from operations	16,667	41,233	24,566	147.4
OTHER INCOME (EXPENSE):
Interest expense	(8,423)	(7,968)	455	5.4
Interest income	581	162	(419)	(72.1)
Equity in earnings of unconsolidated affiliate	755	2,331	1,576	208.7
Other income, net	599	(295)	(894)	(149.2)
Other income (expense), net	(6,488)	(5,770)	718	11.1
INCOME BEFORE INCOME TAXES	10,179	35,463	25,284	248.4
Income taxes	4,882	14,759	9,877	202.3
NET INCOME	5,297	20,704	15,407	290.9
Net loss (income) attributable to non-controlling interests	1,015	(853)	(1,868)	(184.0)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$6,312	19,851	13,539	214.5

U.S. wireless revenue.

Retail revenue

The retail portion of our U.S. Wireless revenue was $170.8  million for the six months ended June 30, 2012, as compared to $195.1  million for the six months ended June 30, 2011, a decrease of $24.3 million, or 13%  The decrease in retail U.S. Wireless revenues was primarily the result of a decline in subscribers we experienced during the past year due to post-Alltel Acquisition initiatives to tighten credit and contract policies, the loss of a significant prepaid distribution channel and a number of other factors, including the effects of the separation of our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory.  In late July 2011, we completed the Alltel Transition. As a result, we are now able to better enhance our service offerings which we believe will enable us to drive improved gross subscriber additions, further control churn and optimize our service offerings. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue increased to $99.0 million for the six months ended June 30, 2012 from $96.6 million for the six months ended June 30, 2011, an increase of $2.4 million or 3%.  The increase in wireless wholesale revenue was due to an increase in data volume and a slightly larger network coverage area.  This increase was partially offset by a decrease in voice traffic largely as a result of the industry trend of lower voice traffic as compared to data volume and, to some extent, Verizon and AT&T’s network overbuilds following their acquisitions of certain Alltel properties.

International wireless revenue.  International wireless revenue increased by $6.8 million, or 21%, to $39.3 million for the six months ended June 30, 2012, from $32.5 million for the six months ended June 30, 2011. International Wireless revenue increased by $8.1 million due mainly to our CellOne Merger in Bermuda and subscriber growth in the U.S. Virgin Islands. This increase was partially offset by $1.3 million as a result of a decrease in roaming revenue and subscribers in certain of our international operations.

Wireline revenue.  Data revenue growth in Guyana and growth in our U.S. wholesale transport revenue resulted in a $0.8 million, or 2% increase in wireline revenue to $42.4 million for the six months ended June 30, 2012 from $41.6 million for the six months ended June 30, 2011.

Equipment and other revenue.  Equipment and other revenue increased by $0.5 million, or 3% to $16.7 million for the six months ended June 30, 2012, from $16.2 million for the six months ended June 30, 2011.  Equipment revenue increased due to an increase in gross subscriber additions and related handset sales in our U.S. Wireless segment.

Termination and access fee expenses.  Termination and access fees decreased by $26.9 million, or 25% from $106.3 million for the six months ended June 30, 2011 to $79.4 million for the six months ended June 30, 2012.  The decrease was primarily the result of a reduction in roaming expenses, decreased customer bad debt expense, and the elimination of duplicate costs upon the completion of the Alltel Transition in our U.S. Wireless segment.  These decreases were partially offset by an increase in data usage volume which increases “backhaul” costs and roaming expense.

Engineering and operations expenses.  Engineering and operations expenses decreased by $0.5 million, or 1% from $43.8 million for the six months ended June 30, 2011 to $43.3 million for the six months ended June 30, 2012.  The completion of the Alltel Transition reduced our engineering and operations expenses by eliminating redundant expenses but such reductions were partially offset by increased expenses in our International Integrated Telephony and Island Wireless segments which experienced network expansions as compared to 2011 including an expansion of our network in Bermuda following our CellOne Merger in May 2011.

Sales, marketing and customer service expenses.  Sales and marketing expenses decreased by $4.5 million, or 7% from $67.9 million for the six months ended June 30, 2011 to $63.4 million for the six months ended June 30, 2012.  The decrease in sales and marketing expenses was the result of the elimination of expenses associated with the Alltel Transition and the culmination of increased promotional expenses in 2011 relating to the CellOne Merger in Bermuda.  These decreases, however, were partially offset by an increase in sales and marketing expenses in our International Integrated Telephony segment as a result of increased promotional campaigns.

Equipment expenses.  Equipment expenses increased by $2.2 million, or 5%, from $40.1 million for the six months ended June 30, 2011 to $42.3 million for the six months ended June 30, 2012. This increase is largely the result of an increase in gross subscriber additions and an increase in smartphone sales in our U.S. wireless business as well as new promotional campaigns, which contained more aggressive handset subsidies, in our International Integrated Telephony segment.  These increases were partially offset by decreased equipment expenses in Bermuda as a result of the CellOne Merger which caused higher than usual equipment expenses in 2011.

General and administrative expenses.  General and administrative expenses decreased by $11.5 million, or 20% from $56.4 million for the six months ended June 30, 2011 to $44.9 million for the six months ended June 30, 2012 primarily as a result of the completion of the Alltel Transition. During this transition period, we incurred a significant overlap of certain general and administrative expenses.  These expense decreases were partially offset by an increase in expenses in Bermuda as a result of the CellOne Merger and an increase in corporate overhead expenses.

Acquisition-related charges.  We incurred $0.6 million of acquisition-related charges during the six months ended June 30, 2011 and a nominal amount of acquisition-related charges for the six months ended June 30, 2012.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $3.4 million, or 7% from $50.2 million for the six months ended June 30, 2011 to $53.6 million for the six months ended June 30, 2012. The increase is primarily due to additional fixed assets associated with the development of operational and business support systems which were put in service at the end of the Alltel Transition as well as the addition of tangible and intangible assets acquired with the CellOne Merger.

Interest expense.  Interest expense decreased from $8.4 million for the six months ended June 30, 2011 to $8.0 million for the six months ended June 30, 2012 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012.  As of June 30, 2012, we had $279.9 million in outstanding debt as compared to $311.9 million as of June 30, 2011.

Interest income.  Interest income decreased from $0.6 million for the six months ended June 30, 2011 to $0.2 million for the six months ended June 30, 2012 as interest rates earned on our cash balances continued to decline.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate was $2.3 million for the six months ended June 30, 2012 as compared to $0.8 million for the six months ended June 30, 2011.

Other income (expense), net.  Other income (expense), net was $0.6 million of income for the six months ended June 30, 2011.  For the six months ended June 30, 2012, we recorded $0.3 million of expense as a result of $0.7 million of deferred financing costs being expensed in connection with an amendment to our credit facility effective May 18, 2012.

Income taxes.  Our effective tax rates for the six months ended June 30, 2011 and 2012 were 48% and 42%, respectively. Our effective tax rate declined in 2012 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2011.  Our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) the portion of our earnings that include losses generated in non-tax foreign jurisdictions for which we receive no tax benefit.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $1.0 million of losses and $0.9 million of income for the six months ended June 30, 2011 and 2012, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $19.9 million for the six months ended June 30, 2012 from $6.3 million for the six months ended June 30, 2011.  On a per share basis, net income increased to $1.27 per diluted share from $0.41 per diluted share for the six months ended June 30, 2012 and 2011, respectively.

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

For the six months ended June 30, 2011 and 2012, we spent approximately $45.4 million and $32.3 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2011	$30,762	$8,198	$3,486	$1,220	$1,762	$45,428
2012	20,411	4,131	2,521	3,538	1,671	32,272

We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We expect to incur capital expenditures between $80 million and $95 million during 2012. Of this amount, we anticipate capital expenditures of between $45 million to $55 million in our U.S. Wireless business.

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2012, dividends to our stockholders were approximately $7.1 million, which reflects dividends declared on June 12, 2012 and paid on July 9, 2012. We have paid quarterly dividends for the last 55 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of June 30, 2012 repurchasing our common stock.  Our last repurchase of our common stock was in 2007.  We may repurchase shares at any time depending on market conditions, our available cash and our cash needs. We did not repurchase any shares under this plan during the six months ended June 30, 2012.

Sources of Cash

Total liquidity at June 30, 2012.  As of June 30, 2012, we had approximately $79.8 million in cash and cash equivalents, an increase of $31.1 million from the December 31, 2011 balance of $48.7 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures.

Cash generated by operations.  Cash provided by operating activities was $43.0 million for the six months ended June 30, 2011 and $79.6 million for the six months ended June 30, 2012, an increase of $36.6 million. Net income increased $15.4 million to $20.7 million for the six months ended June 30, 2012 from $5.3 million for the six months ended June 30, 2011.  The remainder of the increase in cash generated by operations was the result of an$11.5 million income tax refund as well as increases in depreciation and amortization, the provision for doubtful accounts and changes in our working capital.

Cash generated by financing activities.  Cash provided by financing activities was $7.3 million for the six months ended June 30, 2011.  Cash used in financing activities was $16.2 million for the six months ended June 30, 2012.  The $23.5 million decrease was primarily the result of increased principal repayments on our credit facility and the payment of debt issuance costs both in connection with an amendment to our credit facility effective May 18, 2012.

Loan Facilities—Bank

On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

The term loan A-1 is $125 million and matures on June 30, 2017 (the “Term Loan A-1”). The term loan A-2 is $150 million and matures on June 30, 2019 (the “Term Loan A-2” and collectively with the Term Loan A-1, the “Term Loans”).  Each of the Term Loans require certain quarterly repayment obligations.  The revolver loan matures on June 30, 2017. We may prepay the Amended

Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

Amounts borrowed under the Term Loan A-1 and the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 0.50% to 2.00%). Amounts borrowed under the Term Loan A-2 bear interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 2.50% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.50% to 3.00%.  The base rate is equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; and (ii) the prime rate (as defined in the Amended Credit Facility).  The applicable margin is determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to its EBITDA (as defined in the Amended Credit Facility).

Borrowings as of June 30, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.45%. Upon completing the Amended Credit Facility, we expensed $0.7 million of deferred financing costs which are included in other income (expense) within the statement of operations for the three months ended June 30, 2012.

Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Prior to the execution of the Amended Credit Facility, our existing credit facility with CoBank, ACB, entered into on September 30, 2010 (the “Previous Credit Facility”) provided for $275.0 million in term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval.  These term loans were scheduled to mature on September 30, 2014 and required certain quarterly repayment obligations. The revolver loan was scheduled to mature on September 10, 2014.  As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Previous Credit Facility bore interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin was determined based on the ratio of our indebtedness to its EBITDA (each as defined in the Previous Credit Facility agreement).

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

Restrictions under credit facility.  The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2012, we were in compliance with all of the financial covenants of the Amended Credit Facility, as amended.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that eliminates the option to present other comprehensive income (“OCI”) in the statement of stockholders’ equity and instead requires net income, the components of OCI, and total comprehensive income to be presented in either one continuous statement or in two separate, but consecutive, statements. The standard also requires that items reclassified from OCI to net income be presented on the face of the financial statements. However, in December 2011, the FASB finalized a proposal to defer the requirement to present reclassifications from OCI to net income on the face of the financial statements and require that reclassification adjustments be disclosed in the notes to the financial statements, consistent with the existing disclosure requirements. The deferral does not change the requirement to present net income, components of OCI, and total comprehensive income in either one continuous statement or two separate but consecutive statements. The standard, which we adopted during the first quarter of 2012, did not have a material impact on our financial position, results of operations or liquidity.

In May 2011, the FASB issued amended guidance that clarifies the application of existing fair value measurement and increases certain related disclosure requirements about measuring fair value. The standard, which we adopted during the first quarter of 2012, did not have a material impact on our financial position, results of operations or liquidity.

Other new pronouncements issued but not effective until after June 30, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  The functional currency we use in Guyana is the U.S. dollar because a significant portion of our Guyana revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar, however, as the Guyanese exchange rate has remained at approximately $205 Guyana dollars to $1 U.S. dollar since 2004, we have not recorded any foreign exchange gains or losses since that time. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of June 30, 2012, $147.9 million of our long term debt has a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $132.0 million of outstanding debt as of June 30, 2012 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  On June 29, 2012, certain members of the management of the Company’s Guyana subsidiary, GT&T, including its chief financial officer, were terminated due to violations of certain of the Company’s policies.  GT&T’s chief executive officer subsequently resigned, referencing his failure to assure overall compliance with company policy.  GT&T has hired interim executive staff to fill these roles, pending recruitment of permanent replacements.  These policy violations and management changes did not materially impact the Company’s financial statements and are not expected to have any material effect on the Company’s operations in Guyana.  The Company has and will continue to enhance its controls around the oversight and monitoring of this subsidiary.

Other than the management change at GT&T described above, there was no change in the internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in each of our 2011 Annual Report on Form 10-K as filed with the SEC on March 15, 2012 and our Quarterly Report on Form 10-Q as filed with the SEC on May 10, 2012. The risks described therein are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended June 30, 2012.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2011:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2012 — April 30, 2012	—		$—	—	$2,919,965
May 1, 2012 — May 31, 2012	—		$—	—	$2,919,965
June 1, 2012 — June 30, 2012	397	(1)	$35.00	—	$2,919,965

(1)         Represents shares purchased on June 15, 2012 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on June 15, 2012.

Item 6. Exhibits

10.1

Third Amended and Restated Agreement dated as of May 18, 2012 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein. (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2012).

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

Atlantic Tele-Network, Inc.

Date: August 9, 2012	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2012	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer