Form 10-Q
period 2012-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2012-11-09
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 9, 2012, the registrant had outstanding 15,569,547 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2011	September 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$48,735	$111,408
Accounts receivable, net of allowances of $15.3 million and $14.2 million, respectively	71,159	77,237
Materials and supplies	20,802	23,307
Deferred income taxes	21,921	24,147
Income tax receivable	11,545	—
Prepayments and other current assets	9,738	13,590
Total current assets	183,900	249,689
Property, plant and equipment, net	483,203	447,426
Telecommunications licenses	87,468	88,482
Goodwill	45,077	45,077
Trade name license, net	13,013	12,653
Customer relationships, net	41,314	34,804
Other assets	19,756	28,368
Total assets	$873,731	$906,499
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,068	$15,680
Accounts payable and accrued liabilities	57,262	49,988
Dividends payable	3,548	3,905
Accrued taxes	7,739	25,244
Advance payments and deposits	15,834	18,615
Other current liabilities	36,327	38,815
Total current liabilities	145,778	152,247
Deferred income taxes	88,906	90,911
Other liabilities	29,371	26,398
Long-term debt, excluding current portion	257,146	254,568
Total liabilities	521,201	524,124
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,955,886 and 16,079,494 shares issued, respectively, and 15,451,238 and 15,569,547 shares outstanding, respectively	160	160
Treasury stock, at cost; 504,648 and 509,947 shares, respectively	(4,942)	(5,144)
Additional paid-in capital	118,620	122,585
Retained earnings	190,327	215,094
Accumulated other comprehensive loss	(9,899)	(10,434)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	294,266	322,261
Non-controlling interests	58,264	60,114
Total equity	352,530	382,375
Total liabilities and equity	$873,731	$906,499

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2012

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
REVENUE:
U.S. wireless:
Retail	$89,143	$83,269	$284,221	$254,081
Wholesale	57,048	54,918	153,615	153,854
International wireless	20,377	21,048	52,874	60,318
Wireline	21,748	21,120	63,305	63,573
Equipment and other	6,030	8,443	22,238	25,155
Total revenue	194,346	188,798	576,253	556,981
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	48,764	38,790	155,077	118,224
Engineering and operations	20,165	20,796	63,967	64,077
Sales and marketing	33,965	27,929	101,874	91,306
Equipment expense	14,379	23,408	54,447	65,747
General and administrative	25,014	22,195	81,405	67,102
Acquisition-related charges	98	2	664	7
Depreciation and amortization	26,712	26,048	76,903	79,654
Gain on disposition of long-lived assets	(2,397)	—	(2,397)	—
Total operating expenses	166,700	159,168	531,940	486,117
Income from operations	27,646	29,630	44,313	70,864
OTHER INCOME (EXPENSE):
Interest expense	(4,320)	(2,986)	(12,743)	(10,953)
Interest income	99	3	680	200
Equity in earnings of an unconsolidated affiliate	729	679	1,484	3,011
Other, net	255	199	854	(133)
Other income (expense), net	(3,237)	(2,105)	(9,725)	(7,875)
INCOME BEFORE INCOME TAXES	24,409	27,525	34,588	62,989
Income tax expense	11,193	9,513	16,074	24,273
NET INCOME	13,216	18,012	18,514	38,716
Net loss (income) attributable to non-controlling interests, net of tax of $0.6 million and $0.7 million for the three months ended September 30, 2011 and 2012, respectively, and $1.4 million and $1.8 million for the nine months ended September 30, 2011 and 2012, respectively.	(1,880)	(2,047)	(866)	(2,900)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,336	$15,965	$17,648	$35,816
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.74	$1.03	$1.15	$2.31
Diluted	$0.73	$1.02	$1.14	$2.30
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,401	15,560	15,393	15,517
Diluted	15,489	15,651	15,490	15,605
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.23	$0.25	$0.67	$0.71

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2012

Net income	$18,514	$38,716
Other comprehensive income:
Foreign currency translation adjustment	13	—
Unrealized (loss) gain on interest rate swap, net of tax benefit of $1.6 million and $0.4 million respectively	(2,385)	(535)
Other comprehensive (loss) income, net of tax	(2,372)	(535)
Comprehensive income	16,142	38,181
Less: Comprehensive income attributable to non-controlling interests	(866)	(2,900)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$15,276	$35,281

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2012

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,514	$38,716
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	76,903	79,654
Provision for doubtful accounts	5,157	9,766
Amortization of debt discount and debt issuance costs	1,420	2,068
Stock-based compensation	2,660	2,744
Deferred income taxes	177	136
Equity in earnings of an unconsolidated affiliate	(1,484)	(3,011)
Gain on disposition of long-lived assets	(2,397)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(22,088)	(15,844)
Materials and supplies, prepayments, and other current assets	13,670	(3,404)
Income tax receivable	—	11,545
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(13,478)	272
Accrued taxes	7,373	17,505
Other	(1,690)	(2,672)
Net cash provided by operating activities	84,737	137,475
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(65,850)	(50,505)
Cash acquired in business combinations	4,087	—
Proceeds from disposition of long-lived assets	1,200	—
Decrease in restricted cash	467	—
Net cash used in investing activities	(60,096)	(50,505)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	—	275,000
Proceeds from borrowings under revolver loan	93,153	46,378
Principal repayments of term loan	(9,984)	(256,873)
Principal repayments of revolver loan	(79,619)	(74,534)
Proceeds from stock option exercises	193	1,240
Dividends paid on common stock	(10,159)	(10,692)
Distributions to non-controlling interests	(2,531)	(2,010)
Payments of debt issuance costs	(1,020)	(3,564)
Repurchase of non-controlling interests	(446)	(80)
Investments made by non-controlling interests	684	1,040
Purchase of common stock	(129)	(202)
Net cash used in financing activities	(9,858)	(24,297)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,783	62,673
CASH AND CASH EQUIVALENTS, beginning of the period	37,330	48,735
CASH AND CASH EQUIVALENTS, end of the period	$52,113	$111,408

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. The Company also offers wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States under other tradenames.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2012:

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

Other new pronouncements issued but not effective until after September 30, 2012, are not expected to have a material impact on the Company’s financial position, results of operations or liquidity.

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

The following table reflects unaudited pro forma results of operations of the Company for the nine months ended September 30, 2011 assuming that the merger of M3 had occurred at the beginning of the earliest period presented (in thousands, except per share data):

	Nine Months ended September 30, 2011
	As Reported	As Adjusted
Revenue	$576,253	$582,341
Net income	17,648	$18,183
Earnings per share:
Basic	$1.15	$1.18
Diluted	1.14	1.17

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012 are summarized as follows:

	December 31, 2011
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$3,366	$3,366
Money market funds	3,847	—	3,847
Total assets measured at fair value	$3,847	$3,366	$7,213
Interest rate derivative (Note 7)	$—	$11,337	$11,337
Total liabilities measured at fair value	$—	$11,337	$11,337

	September 30, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$350	$350
Money market funds	5,625	—	5,625
Total assets measured at fair value	$5,625	$350	$5,975
Interest rate derivative (Note 7)	$—	$12,229	$12,229
Total liabilities measured at fair value	$—	$12,229	$12,229

Money Market Funds and Certificates of Deposit

As of December 31, 2011 and September 30, 2012, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2011 and September 30, 2012.  The Company did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended December 31, 2011 and September 30, 2012.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2011	September 30, 2012
Notes payable - Bank
Term loans	$252,113	$271,500
Revolver loan	28,156	—
Note Payable — Other	5,752	4,492
Total outstanding debt	286,021	275,992
Less: current portion	(25,068)	(15,680)
Total long-term debt	260,953	260,312
Less: debt discount	(3,807)	(5,744)
Net carrying amount	$257,146	$254,568

Loan Facilities—Bank

On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, the Company further amended its Amended Credit Facility to provide for an additional letter of credit sub-facility to its revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations.  Under the amendment, the Company has the ability to use up to $55 million of its revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. The Company currently has no Mobility Fund letters of credit outstanding.  See Note 12.

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

Borrowings as of September 30, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.36%.  Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of September 30, 2012.  Upon completing the Amended Credit Facility, the Company expensed $0.7 million of deferred financing costs, which are included in other income (expense) within the statement of operations for the nine months ended September 30, 2012.

Under the terms of the Amended Credit Facility, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, in which the fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

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

The total outstanding notional amount of cash flow hedges which were in effect on September 30, 2012 was $143.0 million.

During August 2012, the Company entered into two additional forward-starting interest rate swaps which are designated and qualify as cash flow hedges.  One cash flow hedge is effective September 30, 2014 and has a notional amount starting at $20.0 million and expands to $130.0 million over the term.  The second cash flow hedge has a $100.0 million notional amount and is effective June 30, 2017.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through September 30, 2013, the Company estimates that an additional $4.1 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2011 and September 30, 2012 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2011	September 30, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,337	$12,229
Total derivatives designated as hedging instruments		$11,337	$12,229

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and nine months ended September 30, 2011 and 2012 (in thousands):

Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$(3,005)	Interest expense	$1,059
2012	Interest Rate Swap	(1,192)	Interest expense	1,044

Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$(7,017)	Interest expense	$3,131
2012	Interest Rate Swap	(892)	Interest expense	3,100

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2012, the fair value of the interest rate swaps liability position related to these agreements was $12.2 million. As of September 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2012, it would have been required to settle its obligations under these agreements at their termination values of $12.2 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Nine Months Ended September 30,
	2011			2012
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$283,768	$45,268	$329,036	$294,266	$58,264	$352,530
Stock-based compensation	2,660	—	2,660	2,744	—	2,744
Comprehensive income:
Net income	17,648	866	18,514	35,816	2,900	38,716
Other comprehensive income(loss)-
Translation Adjustment	13	—	13	—	—	—
Gain (loss) on interest rate swap (net of tax)	(2,385)	—	(2,385)	(535)	—	(535)
Total comprehensive income	15,276	866	16,142	35,281	2,900	38,181
Issuance of common stock upon exercise of stock options	193	—	193	1,240	—	1,240
Dividends declared on common stock	(10,320)	—	(10,320)	(11,068)	—	(11,068)
Distributions to non-controlling interests	—	(2,531)	(2,531)	—	(2,010)	(2,010)
Investments made by minority shareholders	—	3,684	3,684	—	1,040	1,040
Repurchase of non-controlling interests	—	—	—	—	(80)	(80)
Change in equity ownership of consolidated subsidiaries	3,475	11,923	15,398	—	—	—
Purchase of common shares	(129)	—	(129)	(202)		(202)
Equity, end of period	$294,923	$59,210	$354,133	$322,261	$60,114	$382,375

9.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2011 and 2012, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Basic weighted-average common shares outstanding	15,401	15,560	15,393	15,517
Stock options	88	91	97	88
Diluted weighted-average common shares outstanding	15,489	15,651	15,490	15,605

The above calculations for the three months ended September 30, 2011 and 2012 do not include 313,000 and 322,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the nine months ended September 30, 2011 and 2012, the calculation does not include 267,000 and 362,000 shares, respectively, related to certain stock options because the effect on such options was anti-dilutive.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$89,143	$—	$—	$—	$—	$89,143
Wholesale	57,048	—	—	—	—	57,048
International Wireless	—	6,695	13,682	—	—	20,377
Wireline	139	16,638	—	4,971	—	21,748
Equipment and Other	4,428	71	1,531	—	—	6,030
Total Revenue	150,758	23,404	15,213	4,971	—	194,346
Depreciation and amortization	18,417	4,506	2,748	797	244	26,712
Non-cash stock-based compensation	58	—	—	—	712	770
Operating income (loss)	26,840	6,771	(1,186)	(111)	(4,668)	27,646

	For the Nine Months Ended September 30, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$284,221	$—	$—	$—	$—	$284,221
Wholesale	153,615	—	—	—	—	153,615
International Wireless	—	20,326	32,548	—	—	52,874
Wireline	416	47,814	—	15,075	—	63,305
Equipment and Other	17,859	264	4,115	—	—	22,238
Total Revenue	456,111	68,404	36,663	15,075	—	576,253
Depreciation and amortization	53,188	13,610	7,071	2,374	660	76,903
Non-cash stock-based compensation	425	—	—	—	2,235	2,660
Operating income (loss)	43,775	19,655	(5,289)	(100)	(13,728)	44,313

	For the Three Months Ended September 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$83,269	$—	$—	$—	$—	$83,269
Wholesale	54,918	—	—	—	—	54,918
International Wireless	—	6,838	14,210	—	—	21,048
Wireline	152	16,128	—	5,043	(203)	21,120
Equipment and Other	6,632	377	1,434	—	—	8,443
Total Revenue	144,971	23,343	15,644	5,043	(203)	188,798
Depreciation and amortization	17,754	4,602	2,875	697	120	26,048
Non-cash stock-based compensation	62	—	—	—	774	836
Operating income (loss)	28,394	6,401	1,061	(566)	(5,660)	29,630

	For the Nine Months Ended September 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$254,081	$—	$—	$—	$—	$254,081
Wholesale	153,854	—	—	—	—	153,854
International Wireless	—	19,891	40,427	—	—	60,318
Wireline	450	48,692	—	14,634	(203)	63,573
Equipment and Other	19,950	1,334	3,871	—	—	25,155
Total Revenue	428,335	69,917	44,298	14,634	(203)	556,981
Depreciation and amortization	54,780	16,921	8,444	2,135	(2,626)	79,654
Non-cash stock-based compensation	159	—	—	—	2,585	2,744
Operating income (loss)	71,294	16,973	(263)	(1,655)	(15,485)	70,864

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2011:
Net fixed assets	$296,279	$129,069	$40,446	$9,126	$8,283	$483,203
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	544,388	171,676	84,057	22,790	50,820	873,731
September 30, 2012:
Net fixed assets	$265,411	121,579	35,572	14,522	10,342	447,426
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	532,506	181,355	82,354	31,800	78,484	906,499

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine Months Ended September 30,
2011	$43,532	$12,697	$5,812	$1,805	$2,004	$65,850
2012	$29,446	$7,362	$3,915	$7,280	$2,502	$50,505

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

On July 20, 2012 a trial court in Guyana made findings calling into question the validity of the exclusive license held by the Company’s Guyana subsidiary, Guyana Telephone & Telegraph Ltd. (“GT&T”), to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol (“VoIP”).  The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its internet service.  Digicel, our main competitor in Guyana, in response to the trial court’s findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana Public Utilities Commission (“PUC”). In response, the Guyana Public Utilities Commission ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law.  The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T’s network, which we expect to remain in effect until the court holds a hearing on GT&T’s request for a permanent injunction or until the court otherwise determines to remove the temporary injunction. No such hearing has currently been scheduled. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court’s findings regarding the exclusivity of GT&T’s license and its application to VoIP services.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed above and in our Form 10-K for the year ended December 31, 2011, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2012.

12.  SUBSEQUENT EVENT

In November 2011, the Federal Communications Commission (“FCC”) released an Order reforming its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households.  In 2011, we received approximately $9.9 million in USF support to our U.S. wireless businesses relating to high-cost areas.  Beginning in June 2012, the FCC began phasing out this existing USF support at a rate of 20% per year over the next five years as part of its reform program.

Also as part of the USF reform program, the FCC created two new funds, including the Mobility Fund, a one-time grant meant to support wireless coverage in underserved geographic areas in the United States.  On October 3, 2012, we were provisionally awarded approximately $68.8 million by the FCC under the new Mobility Fund (the “Mobility Fund Grants”). Although our receipt of the Mobility Fund Grants are still subject to FCC approval, we currently expect to receive approximately $68.8 million in support beginning in 2013 to expand our voice and broadband networks in certain geographic areas to offer either 3G or 4G coverage pursuant to certain FCC construction and other requirements. The results of our Mobility Fund projects, once initiated, will be included in our “U.S. Wireless” segment.

On October 29, 2012, the Company further amended its Amended Credit Facility to provide for a letter of credit sub-facility to its revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations.  Under the amendment, the Company has the ability to use up to $55 million of its revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. The Company currently has no Mobility Fund letters of credit outstanding.  Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit.  If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund support.

In September 2012 the Government of Guyana officially notified the Company of its intention to sell its 20% ownership interest in GT&T to a third party unaffiliated with either the Government or the Company. In November 2012, and in connection with the sale, the Government agreed to relinquish all of its shareholder related rights with regard to GT&T.  The Company has agreed to provide the purchaser of the Government’s shares limited shareholder rights, including the right to minority representation on GT&T’s Board of Directors.

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

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional and local wireless carriers and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. We also offer wireless voice and data services to retail customers in Bermuda under the “CellOne” name, in Guyana under the “Cellink” name, and in other smaller markets in the Caribbean and the United States under other tradenames.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2012:

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

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the quarter and nine months ended September 30, 2012, approximately 77% of our consolidated revenue was generated by our U.S. Wireless segment.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of September 30, 2012, our U.S. retail wireless services were provided to approximately 585,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of September 30, 2012. Through the acquisition of a portion of the former Alltel network from Verizon Wireless (the “Alltel Acquisition”), we acquired a regional, non-contiguous wireless network that we anticipate will require continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the “Alltel Transition”) and as a result, eliminated many of the duplicate costs associated with the migration in the third quarter of 2011.

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of September 30, 2012, we have spent (i) $22.4 million in capital expenditures (of which $17.9 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $5.4 million in capital expenditures (of which $3.8 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $19.2 million in capital expenditures (of which $13.4 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. For more information on these stimulus projects, please refer to Item 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.  The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment.

Mobility Fund Grants

In November 2011, the Federal Communications Commission (“FCC”) released an Order reforming its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households.  In 2011, we received approximately $9.9 million in USF support to our U.S. wireless businesses relating to high-cost areas.  Beginning in June 2012, the FCC began phasing out this existing USF support at a rate of 20% per year over the next five years as part of its reform program.

Also as part of the USF reform program, the FCC created two new funds, including the Mobility Fund, a one-time grant meant to support wireless coverage in underserved geographic areas in the United States.  On October 3, 2012, we were provisionally awarded approximately $68.8 million by the FCC under the new Mobility Fund (the “Mobility Fund Grants”). Although our receipt of the Mobility Fund Grants are still subject to FCC approval, we currently expect to receive approximately $68.8 million in support, to be received from time to time, beginning in 2013 to expand our voice and broadband networks in certain geographic areas to offer either 3G or 4G coverage pursuant to certain FCC construction and other requirements. The results of our Mobility Fund projects, once initiated, will be included in our “U.S. Wireless” segment.

On October 29, 2012, we further amended our Amended Credit Facility to provide for a letter of credit sub-facility to our revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations.  Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. We currently have no Mobility Fund letters of credit outstanding. Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit.  If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund support.

Results of Operations

Three Months Ended September 30, 2011 and 2012

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2011	2012	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$89,143	$83,269	$(5,874)	(6.6)%
Wholesale	57,048	54,918	(2,130)	(3.7)
International wireless	20,377	21,048	671	3.3
Wireline	21,748	21,120	(628)	(2.9)
Equipment and other	6,030	8,443	2,413	40.0
Total revenue	194,346	188,798	(5,548)	(2.9)
OPERATING EXPENSES:
Termination and access fees	48,764	38,790	(9,974)	(20.5)
Engineering and operations	20,165	20,796	631	3.1
Sales and marketing	33,965	27,929	(6,036)	(17.8)
Equipment expense	14,379	23,408	9,029	62.8
General and administrative	25,014	22,195	(2,819)	(11.3)
Acquisition-related charges	98	2	(96)	(98.0)
Depreciation and amortization	26,712	26,048	(664)	(2.5)
Gain on disposition of long-lived assets	(2,397)	—	(2,397)	(100.0)
Total operating expenses	166,700	159,168	(7,532)	(4.5)
Income from operations	27,646	29,630	1,984	7.2
OTHER INCOME (EXPENSE):
Interest expense	(4,320)	(2,986)	1,334	30.9
Interest income	99	3	(96)	(97.0)
Equity in earnings of unconsolidated affiliate	729	679	(50)	(6.9)
Other income(expense), net	255	199	(56)	(22.0)
Other, net	(3,237)	(2,105)	1,132	35.0
INCOME BEFORE INCOME TAXES	24,409	27,525	3,116	12.8
Income taxes	11,193	9,513	(1,680)	(15.0)
NET INCOME	13,216	18,012	4,796	36.3
Net income attributable to non-controlling interests	(1,880)	(2,047)	(167)	8.9
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,336	$15,965	$4,629	40.8

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

Retail revenue

The retail portion of our U.S. Wireless revenue was $83.3 million for the three months ended September 30, 2012, as compared to $89.1 million for the three months ended September 30, 2011, a decrease of $5.8 million, or 6.5%.    This decrease was primarily the result of net subscriber attrition especially in our post-paid subscriber base and $1.8 million of revenue received in the third quarter of 2011 from the Universal Service Fund relating to a previous period. The decrease was partially offset by a $2.3 million increase in usage charges in 2011 for which we were temporarily not able to bill customers immediately following the completion of an Alltel system conversion.

As of September 30, 2012, we had approximately 585,000 U.S. retail wireless subscribers (including 432,000 postpaid subscribers and 153,000 prepaid subscribers), a decrease of 8,000 from the approximately 593,000 subscribers we had as of September 30, 2011 and an increase of 1,000 from the approximately 584,000 subscribers we had as of June 30, 2012.  Gross additions to the U.S. retail wireless subscriber base increased to 67,000 for the three months ended September 30, 2012, as compared to approximately 30,000 for the three months ended September 30, 2011.  We will continue to focus on improving gross additions to our subscriber base in future periods as we concentrate our efforts on increasing distribution, by means such as our re-launch of our U-Prepaid branded offering in Walmart stores in our markets, and increasing awareness of our value proposition to potential customers in our markets.  However, we believe that the gross additions to our subscriber base could be hindered by our challenges in obtaining some of the more popular handset devices.

Our overall U.S. retail wireless churn decreased from 4.05% for the three months ended September 30, 2011 to 3.70% for the three months ended September 30, 2012.  This improvement was the result of fewer postpaid customer contract expirations as well as our ability to better control customer care and other churn factors since the end of the Alltel Transition period.  However, our churn may increase in the near term as we are in a period of higher than normal contract expirations and seasonally higher churn.  This, along with our challenges in obtaining popular handset devices, could lead to a decline in subscriber levels.

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue decreased to $54.9 million for the three months ended September 30, 2012 from $57.0 million for the three months ended September 30, 2011, a reduction of $2.1 million or 4%.  The decrease was the result of a reduction in voice traffic, a trend seen throughout the industry, expansion of the networks of our carrier customers and a decline in the average rates we charge these customers.  Such decreases, however, were partially offset by growth in the volume of data, also a trend seen throughout the industry.

In 2007, we entered into a license purchase agreement with a roaming partner whereby we agreed to purchase and build out a wireless network in the midwestern United States and our roaming partner retained a call option to repurchase the spectrum and the related cell sites within a specified number of years.  Since that time, we have generated wholesale revenue from our roaming partners’ use of this network, which accounted for approximately $15.1 million in wholesale revenue during the year ended December 31, 2011 and $12.1 million during the nine months ended September 30, 2012.  Following the exercise of this call option in July 2012, we entered into a definitive agreement to sell the spectrum and related sites for approximately $15.8 million.  We currently expect to close the transaction in late 2012 and to record a gain on the transaction of approximately $11.0 million. The spectrum and related sites are being accounted for as held for sale and are included in other assets on our balance sheet and applicable depreciation has been suspended. With the exception of one similar call option involving a smaller portion of our wholesale roaming network, no other roaming partner has the right to acquire any portion of our existing roaming network.

We expect that data volume may increase in the next several quarters as customer usage of data and smart phone penetration continues to increase. Such increase, however, may be completely offset by a number of factors, including decisions by our roaming partners to no longer roam on our networks or to expand their networks in areas where we operate.  In addition, any reductions in the roaming rates that we charge or any continued declines in overall voice traffic would also reduce our wholesale revenue.  Further, the replacement of the wholesale revenue related to our midwestern United States sites, which we have agreed to sell in connection with the call option described above, will be unlikely to be entirely offset by future growth in other areas.

International wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean, including our operations in the U.S. Virgin Islands.

International wireless revenue increased by $0.6 million, or 3%, to $21.0 million for the three months ended September 30, 2012, from $20.4 million for the three months ended September 30, 2011. International Wireless revenue increased as a result of subscriber growth in certain island markets partially offset by a decrease in subscribers in our other international operations.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and due to the fact that the majority of our international wireless subscribers are prepaid subscribers, revenue and subscriber levels could shift relatively quickly in future periods.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations and our wholesale transport operations in the United States, primarily in New England and New York State. This revenue includes basic service fees, measured service revenue and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

Wireline revenue decreased by $0.6 million, or 3%, from $21.7 million to $21.1 million for the three months ended September 30, 2011 and 2012, respectively.    The reductions of revenue in our integrated voice and data operations in New England and in our international long distance business in Guyana were partially offset by the growth in our data revenue in Guyana and in our wholesale transport revenue in New York State.

We anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share, if we cease to be the exclusive provider of domestic fixed and international long distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, early termination or other revocation or lack of enforcement of our exclusive rights.  While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States.  We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana.  See Note 11 to our Condensed Consolidated Financial Statements for more information regarding GT&T’s exclusive license in Guyana.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $2.4 million, or 40% to $8.4 million for the three months ended September 30, 2012, from $6.0 million for the three months ended September 30, 2011.  Equipment revenue in our U.S. Wireless segment increased as the result of an increase in gross subscriber additions and an increase in smartphone sales.  Equipment and other revenue also increased in our International Integrated Telephony segment due to increased smartphone sales.

We believe that equipment and other revenue could continue to increase in 2012 as a large portion of the two-year contracts with Alltel subscribers continue to expire, resulting in increased upgrades as compared to 2011.  In addition, an increase in gross subscriber additions, more aggressive device subsidies and the continued growth in smartphone penetration could result in increased equipment revenues in future periods. Such increases in both gross subscriber additions and equipment revenues could be hindered by our challenges in obtaining some of the more popular handset devices.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $10.0 million, or 20% from $48.8 million for the three months ended September 30, 2011 to $38.8 million for the three months ended September 30, 2012.  The decrease in such fees was primarily the result of a reduction in roaming expenses and the completion of the Alltel Transition in our U.S. Wireless segment. Termination and access fees also decreased in our Island Wireless segment as the result of reduced roaming rates and cost synergies experienced in Bermuda subsequent to the CellOne Merger. These decreases were partially offset by an increase in circuit costs within our U.S. Wireline segment as our networks in New York and Vermont continue to expand. Termination and access fees may increase in future periods with expected growth in data volume, but should remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased $0.6 million, or 3%, from $20.2 million to $20.8 million for the three months ended September 30, 2011 and 2012, respectively.  Increased expenses in our U.S. Wireless and International Integrated Telephony segments, which experienced expansions in their respective networks in comparison with 2011, were partially offset by the completion of the Alltel Transition which reduced our engineering and operations expenses by eliminating duplicate costs.

We expect that engineering and operations expenses will increase over time due to ongoing network upgrades, including upgrades to a next generation mobile wireless technology and an increase in our network capacity if we choose to geographically expand our network.

Sales and marketing expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $6.1 million, or 18%, from $34.0 million for the three months ended September 30, 2011 to $27.9 million for the three months ended September 30, 2012.  The decrease in sales and marketing expenses was the result of the elimination of duplicate expenses associated with the Alltel Transition, higher than usual customer service expenses in 2011 subsequent to the completion of the Alltel Transition and a reduction in expenses in our Island Wireless segment from the increased promotional expenses we incurred in 2011 relating to the CellOne Merger and brand re-launch in Bermuda.

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

Equipment expenses increased by $9.0 million, or 63%, from $14.4 million for the three months ended September 30, 2011 to $23.4 million for the three months ended September 30, 2012.  The increase was the result of an increase in gross subscriber additions and an increase in smartphone sales in both our U.S. Wireless business and in our International Integrated Telephony segment.  These increases were partially offset by decreased equipment expenses in Bermuda as a result of the CellOne Merger which caused higher than usual equipment expenses in 2011.  We believe that equipment expenses could continue to increase in 2012 as a result of seasonal handset promotions and also increase in the first half of 2013 as a large portion of our two-year contracts with Alltel subscribers will be expiring, resulting in increased upgrades as compared to 2011 and due to increased demand for more expensive smartphone handset devices.  We may also choose, from time to time, to increase device subsidies to attract and retain customers.

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

General and administrative expenses decreased by $2.8 million, or 11%, from $25.0 million for the three months ended September 30, 2011 to $22.2 million for the three months ended September 30, 2012 primarily as a result of the completion of the Alltel Transition, as well as increased operating efficiencies in our U.S. Wireless segment. These expense decreases were partially offset by an increase in corporate overhead expenses.

We expect that general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

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

We incurred $0.1  million of acquisition-related charges for the three months ended September 30, 2011 and a nominal amount of acquisition-related charges for the three months ended September 30, 2012. We expect that acquisition-related expenses will be incurred from time to time as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.7 million, or 2.6%, from $26.7 million for the three months ended September 30, 2011 to $26.0 million for the three months ended September 30, 2012. The decrease is primarily due to the elimination of depreciation expense on U.S. Wireless assets to be sold to a roaming partner in the Midwestern United States as well as a reduction in the amortization of certain intangible assets which are being amortized on an accelerated basis.

We expect depreciation expense on our tangible assets to increase as a result of ongoing network investments in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense decreased from $4.3 million for the three months ended September 30, 2011 to $3.0 million for the three months ended September 30, 2012 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012.  As of September 30, 2012, we had $276.0 million in outstanding debt as compared to $298.9 million as of September 30, 2011.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.  Interest income decreased from $0.1 million for the three months ended September 30, 2011 to a negligible amount for the three months ended September 30, 2012.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $0.7 million for the three months ended September 30, 2011 and 2012.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2012 respectively.

Income taxes.  Our effective tax rates for the three months ended September 30, 2011 and 2012 were 46% and 35%, respectively. Our effective tax rate declined in 2012 as the result of increased income in lower taxed jurisdictions, such as Bermuda and the U.S., as compared to 2011.  In addition, we recorded a $1.3 million benefit, net of reserves, relating to U.S. research and development tax credits claimed for 2010 and 2011 that positively impacted the effective tax rate by approximately 4.8%.  Excluding the research and development tax credits, our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) the portion of our earnings that include losses generated in non-tax foreign jurisdictions for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the shift in the mix of income generated in the jurisdictions in which we operate.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $1.9 million and $2.0 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2011 and 2012, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $16.0 million for the three months ended September 30, 2012 from $11.3 million for the three months ended September 30, 2011.  On a per share basis, net income increased to $1.02 per diluted share from $0.73 per diluted share for the three months ended September 30, 2012 and 2011, respectively.

Nine Months Ended September 30, 2011 and 2012

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2011	2012	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$284,221	$254,081	$(30,140)	(10.6)%
Wholesale	153,615	153,854	240	—
International Wireless	52,874	60,318	7,444	14.1
Wireline	63,305	63,573	268	0.4
Equipment and Other	22,238	25,155	2,917	13.1
Total revenue	576,253	556,981	(19,272)	(3.3)
OPERATING EXPENSES:
Termination and access fees	155,077	118,224	(36,853)	(23.8)
Engineering and operations	63,967	64,077	110	0.2
Sales and marketing	101,874	91,307	(10,567)	(10.4)
Equipment expense	54,447	65,747	11,300	20.8
General and administrative	81,405	67,102	(14,303)	(17.6)
Acquisition-related charges	664	7	(657)	(98.9)
Depreciation and amortization	76,903	79,654	2,751	3.6
Gain on disposition of long-lived assets	(2,397)	—	(2,397)	(100.0)
Total operating expenses	531,940	486,117	(45,823)	(8.6)
Income from operations	44,313	70,864	26,551	59.9
OTHER INCOME (EXPENSE):
Interest expense	(12,743)	(10,953)	1,790	14.0
Interest income	680	200	(480)	(70.6)
Equity in earnings of unconsolidated affiliate	1,484	3,011	1,527	102.9
Other income, net	854	(133)	(987)	(115.6)
Other, net	(9,725)	(7,875)	1,850	19.0
INCOME BEFORE INCOME TAXES	34,588	62,989	28,401	82.1
Income taxes	16,074	24,273	8,199	51.0
NET INCOME	18,514	38,716	20,202	109.1
Net income attributable to non-controlling interests	(866)	(2,900)	(2,034)	(234.9)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$17,648	$35,816	$18,168	102.9

U.S. wireless revenue.

Retail revenue

The retail portion of our U.S. Wireless revenue was $254.1 million for the nine months ended September 30, 2012, as compared to $284.2 million for the nine months ended September 30, 2011, a decrease of $30.1 million, or 11%.  The decrease in retail U.S. Wireless revenues was primarily the result of a decline in subscribers we experienced during the past year due to post-Alltel

Acquisition initiatives to tighten credit and contract policies, the loss of a significant prepaid distribution channel and a number of other factors, including the effects of the separation of our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory.  In late July 2011, we completed the Alltel Transition. As a result, we are now able to better enhance our service offerings which we believe will enable us to drive improved gross subscriber additions, further control churn and optimize our service offerings. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue remained relatively unchanged at $153.9 million for the nine months ended September 30, 2012 as compared to $153.6 million for the nine months ended September 30, 2011.  The increase in wireless wholesale revenue was due to an increase in data volume and a slightly larger network coverage area.  This increase was partially offset by a decrease in voice traffic largely as a result of the industry trend of lower voice traffic as compared to data volume and, to some extent, Verizon and AT&T’s network overbuilds following their acquisitions of certain Alltel properties.

International wireless revenue.  International wireless revenue increased by $7.4 million, or 14%, to $60.3 million for the nine months ended September 30, 2012, from $52.9 million for the nine months ended September 30, 2011 due mainly to our CellOne Merger in Bermuda and subscriber growth in the U.S. Virgin Islands. This increase was partially offset by a decrease in roaming revenue and subscribers in certain of our international operations.

Wireline revenue.  Wireline revenue increased by $0.3 million from $63.3 million to $63.6 million for the nine months ended September 30, 2011 and 2012, respectively.  The growth in our data revenue in Guyana and in our wholesale transport revenue in New York State was offset by the reductions of revenue in our integrated data and voice operations in Vermont and in our international long distance business in Guyana.

Equipment and other revenue.  Equipment and other revenue increased by $3.0 million, or 14% to $25.2 million for the nine months ended September 30, 2012, from $22.2 million for the nine months ended September 30, 2011.  Equipment revenue increased due to an increase in gross subscriber additions and related handset sales in our U.S. Wireless segment.  Equipment and other revenue also increased in our International Integrated Telephony segment due to increased promotional campaigns that included increased handset subsidies.

Termination and access fee expenses.  Termination and access fees decreased by $36.9 million, or 24% from $155.1 million for the nine months ended September 30, 2011 to $118.2 million for the nine months ended September 30, 2012.  The decrease was primarily the result of a reduction in roaming expenses, decreased customer bad debt expense, and the elimination of duplicate costs upon the completion of the Alltel Transition in our U.S. Wireless segment.  These decreases were partially offset by an increase in data usage volume which increases “backhaul” costs as well as an increase in circuit costs within our U.S. Wireline segment as our networks in New York and Vermont continue to expand.

Engineering and operations expenses.  Engineering and operations expenses remained unchanged at $64.0 million for the nine months ended September 30, 2011.  Increased expenses in our International Integrated Telephony and Island Wireless segments which experienced network expansions as compared to 2011, including an expansion of our network in Bermuda following our CellOne Merger in May 2011, were partially offset by the completion of the Alltel Transition which reduced our engineering and operations expenses by eliminating redundant costs.

Sales and marketing expenses.  Sales and marketing expenses decreased by $10.6 million, or 10% from $101.9 million for the nine months ended September 30, 2011 to $91.3 million for the nine months ended September 30, 2012.  The decrease in sales and marketing expenses was the result of the elimination of expenses associated with the Alltel Transition and the culmination of increased promotional expenses in 2011 relating to the CellOne Merger in Bermuda.  These decreases, however, were partially offset by an increase in sales and marketing expenses in our International Integrated Telephony segment as a result of increased promotional campaigns.

Equipment expenses.  Equipment expenses increased by $11.3 million, or 21%, from $54.4 million for the nine months ended September 30, 2011 to $65.7 million for the nine months ended September 30, 2012. This increase is largely the result of an increase in gross subscriber additions and an increase in smartphone sales in our U.S. wireless business and in our International Integrated Telephony segment.  These increases were partially offset by decreased equipment expenses in Bermuda in 2012 as compared to the increased equipment expenses resulting from the CellOne Merger in 2011.

General and administrative expenses.  General and administrative expenses decreased by $14.3 million, or 18% from $81.4 million for the nine months ended September 30, 2011 to $67.1 million for the nine months ended September 30, 2012 primarily as a result of the completion of the Alltel Transition. During this transition period, we incurred a significant overlap of certain general and administrative expenses.  These expense decreases were partially offset by an increase in expenses in Bermuda as a result of the CellOne Merger in 2011 and an increase in corporate overhead expenses.

Acquisition-related charges.  We incurred $0.7 million of acquisition-related charges during the nine months ended September 30, 2011 and a nominal amount of acquisition-related charges for the nine months ended September 30, 2012.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $2.8 million, or 4% from $76.9 million for the nine months ended September 30, 2011 to $79.7 million for the nine months ended September 30, 2012. The increase is primarily due to additional fixed assets associated with the development of operational and business support systems which were put in service at the end of the Alltel Transition as well as the addition of tangible and intangible assets acquired with the CellOne Merger.

Interest expense.  Interest expense decreased from $12.8 million for the nine months ended September 30, 2011 to $11.0 million for the nine months ended September 30, 2012 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012.  As of September 30, 2012, we had $276.0 million in outstanding debt as compared to $298.9 million as of September 30, 2011.

Interest income.  Interest income decreased from $0.7 million for the nine months ended September 30, 2011 to $0.2 million for the nine months ended September 30, 2012.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate was $3.0 million for the nine months ended September 30, 2012 as compared to $1.5 million for the nine months ended September 30, 2011.

Other income (expense), net.  Other income (expense), net was $0.9 million of income for the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, we recorded $0.1 million of expense primarily as a result of $0.7 million of deferred financing costs being expensed in connection with an amendment to our credit facility effective May 18, 2012.

Income taxes.  Our effective tax rates for the nine months ended September 30, 2011 and 2012 were 46% and 39%, respectively. Our effective tax rate declined in 2012 as the result of (i) increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2011 and (ii) a $1.3 million benefit, net of tax, resulting from U.S. research and development tax credits claimed for 2010 and 2011.  Excluding the research and development tax credits, our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) the portion of our earnings that include losses generated in non-tax foreign jurisdictions for which we receive no tax benefit.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $0.9 million and $2.9 million of income generated by our less than wholly owned subsidiaries for the nine months ended September 30, 2011 and 2012, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $35.8 million for the nine months ended September 30, 2012 from $17.6 million for the nine months ended September 30, 2011.  On a per share basis, net income increased to $2.30 per diluted share from $1.14 per diluted share for the nine months ended September 30, 2012 and 2011, respectively.

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

For the nine months ended September 30, 2011 and 2012, we spent approximately $65.9 million and $50.5 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine Months Ended September 30,
2011	$44,532	$12,697	$5,812	$1,805	$2,004	$65,850
2012	29,446	7,362	3,915	7,280	2,502	50,505

We are continuing to invest in expanding our networks in many of our markets and updating our operating and business support systems. We expect to incur capital expenditures between $65 million and $85 million during 2012. Of this amount, we anticipate capital expenditures of between $35 million to $50 million in our U.S. Wireless business.  Our 2012 capital expenditures are lower than our previously disclosed forecast of $90 million to $100 million primarily as a result of a delay in certain 2012 capital projects which are now forecasted for 2013.

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2012, dividends to our stockholders were approximately $10.7 million, which reflects dividends declared on September 14, 2012 and paid on October 10, 2012. We have paid quarterly dividends for the last 56 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of September 30, 2012 repurchasing our common stock.  Our last repurchase of our common stock was in 2007.  We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity at September 30, 2012.  As of September 30, 2012, we had approximately $111.4 million in cash and cash equivalents, an increase of $62.7 million from the December 31, 2011 balance of $48.7 million. The increase in our cash and cash equivalents is attributable to the cash provided by our operating activities partially offset by investments in capital expenditures and dividends paid to our stockholders.

Cash generated by operations.  Cash provided by operating activities was $84.7 million for the nine months ended September 30, 2011 and $137.5 million for the nine months ended September 30, 2012, an increase of $52.8 million. Net income increased $20.5 million to $39.0 million for the nine months ended September 30, 2012 from $18.5 million for the nine months ended September 30, 2011.  The remainder of the increase in cash generated by operations was the result of an $11.5 million income tax refund as well as increases in depreciation and amortization, the provision for doubtful accounts and changes in our working capital.

Cash used in financing activities.  Cash used in financing activities increased by $14.4 million from $9.9 million to $24.3 million for the nine months ended September 30, 2011 and 2012, respectively.  The increase was primarily the result of increased principal repayments on our credit facility and the payment of debt issuance costs, both in connection with an amendment to our credit facility effective May 18, 2012.

Loan Facilities—Bank

On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, we further amended our Amended Credit Facility to provide for an additional letter of credit sub-facility to our revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations.  Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. We currently have no Mobility Fund letters of credit outstanding.  Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit.  If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund support.

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

Borrowings as of September 30, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.36%.  Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of September 30, 2012.  Upon completing the Amended Credit Facility, we expensed $0.7 million of deferred financing costs which are included in other income (expense) within the statement of operations for the nine months ended September 30, 2012.

Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

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

Restrictions under credit facility.  The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2012, we were in compliance with all of the financial covenants of the Amended Credit Facility, as amended.

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

Other new pronouncements issued but not effective until after September 30, 2012, are not expected to have a material impact on our financial position, results of operations or liquidity.

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

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of September 30, 2012, $147.5 million of our long term debt has a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $128.5 million of outstanding debt as of September 30, 2012 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There was no change in the internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended September 30, 2012.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2012:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2012 — July 30, 2012	—		$—	—	$2,919,965
August 1, 2012 — August 31, 2012	476	(1)	$39.01	—	$2,919,965
September 1, 2012 — September 30, 2012	—		$—	—	$2,919,965

(1)         Represents shares purchased on August 9, 2012 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards on such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on August 9, 2012.

Item 6. Exhibits

10.1*

First Amendment to Third Amended and Restated Agreement dated as of October 29, 2012 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                                         Filed herewith.

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

Atlantic Tele-Network, Inc.

Date: November 9, 2012	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2012	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer