Form 10-K
period 2012-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2013-03-18
CIK 879585

Use these links to rapidly review the document

FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 29, 2012, was approximately $394 million based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 15, 2013, the registrant had 15,623,943 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business operations and plans with respect to our Alltel business, including the pending sale of such business, future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, our future prospects for growth, our ability to maintain or increase our market share, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Business," as well as in this Report generally.

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

 PART I

ITEM 1.    BUSINESS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Guyana, Bermuda, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily in Vermont and New York State.

        We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to evaluate additional investment and acquisition opportunities in the Caribbean and the United States that meet our return-on-investment and other acquisition criteria.

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition"). On January 21, 2013, we entered into a Purchase Agreement with AT&T Mobility LLC ("AT&T") to sell certain of these assets used in our Alltel business (the "Alltel Sale"). For the year ended December 31, 2012, our Alltel business constituted approximately 63% of our consolidated revenues. Although the consummation of the Alltel Sale is subject to customary closing conditions, including completion of the approval by the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and we currently expect to complete the transaction in the second half of 2013.

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

Strategy

        The key elements of our strategy consist of the following:

  •
  Focus on Providing Wireless and Wireline Telecommunications Services.  We are focused on providing wireless and wireline voice and data services to residential, business and carrier customers across a variety of geographic and demographic markets. We have provided these services to our customers for over twenty years and have demonstrated our ability to grow both customers and revenues by maintaining quality networks, improving service and increasing the number of telecommunications services offered to these customers. We believe these sectors provide significant opportunities for recurring cash flows and organic and external growth.

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

  •
  Create Local Partnerships.  We believe that strong local management enhances our close relationship with customers and reduces risk. Wherever feasible, we partner with local investors, owners or management teams who have demonstrated a successful track record. We seek to enhance our strong market position by maintaining these relationships and by leveraging our extensive management experience and technical and financial expertise to assist them in further improving operations.

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions or dispositions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early-stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

Our Services

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Currently, the U.S. portion of our business constitutes a substantial majority of our consolidated revenue. For fiscal years 2010, 2011 and 2012, our revenues from U.S. wireless services were approximately 73%, 75% and 73% respectively, of our consolidated revenues. In January 2013, we entered into a Purchase Agreement with AT&T to sell the wireless assets used in the retail portion of our U.S. Wireless segment.

  U.S. Wireless Segment

        In the United States, we provide retail wireless voice and data services under the "Alltel" name in rural markets principally in the Southeast and Midwest. As of December 31, 2012, we offered retail wireless services in six states to approximately 588,000 customers covering a footprint of nearly 4.6 million people. We also provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers. Our largest wholesale networks are located principally in the western United States, and we also derive wholesale revenue from wireless carriers whose customers roam on our retail wireless network.

         Retail Products and Services.     Our Alltel service provides customers with mobile voice and data wireless service in rural America at prices that are competitive with both wireless and wireline service providers in our markets. Our primary value proposition, packaged as our "BestValue" family of rate plans, features nationwide unlimited talk and text services and is available on both feature and advanced smartphone devices for both postpay and prepay customers. Additionally, customers may select from various data packages to fit their individual needs. Our service revenues are derived primarily from monthly access charges, airtime charges, data services and other enhanced service features that provide additional revenue streams. Rate plans are designed to meet a variety of customer needs with both fixed and unlimited service options, and with our "Anytime Rate Plan Changes" policy, customers may change their plan at any time without changing their contract. We believe that offering nationwide calling and data services is a key factor in our ability to remain competitive in the industry and as such, we provide nationwide voice and data services to our customers at competitive rates through reciprocal roaming arrangements with other wireless carriers. We include additional features such as family plans, call waiting, call forwarding, caller ID, three-way calling, directory assistance call completion and voicemail with all our wireless plans. We also enable our customers to select additional features such as phone protection, premium messaging, voice-to-text and a variety of other features. Smartphone and wireless Internet stand-alone data plans allow customers to access a wide range of content and features, such as video and music downloads. Data plans are also available allowing customers to tether access to our data network using a mobile device. We believe our rate plan portfolio, and specifically our core BestValue family of plans, are attractive to both prospective and existing customers and we expect our existing customers' demand for our data offerings to continue to increase.

        Network and Operations.     We currently operate our main retail network with CDMA technologies in both the 850 MHz and 1900 MHz bands. Our CDMA network uses EV-DO data technology to deliver quality and throughput that can be easily upgraded to support enhanced capacity. Our wholesale roaming network also uses GSM/GPRS technology that often will be deployed at a single cell site location along with CDMA coverage in order to maximize revenue opportunities. The majority of our GSM/GPRS sites are equipped with EDGE data technologies and we are also installing UMTS technology in many areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

        As of December 31, 2012, we owned and operated a total of approximately 1,600 base stations on nearly 1,200 owned and leased sites, a Network Operations Center (or "NOC"), and multiple switching centers. Our switching centers route calls, supervise call originations and terminations at cell sites and manage call handoffs. These locations also house platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24-hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In 2012, we continued to expand and improve our network, adding almost 60 new sites. We are also conducting technical field trials to evaluate potential solutions for Long Term Evolution ("LTE") or "4G" (fourth generation) upgrades to our network.

        Handsets and Accessories.     We offer a robust line-up of wireless devices and accessories designed to meet both the personal and professional needs of our customers. Our device assortment includes a wide range of smartphones featuring the Android operating system in addition to a full line of feature phones, USB data cards, wireless hot spots and various wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after-market accessories that allow our customers to personalize their wireless experience, including phone protection, battery charging solutions and Bluetooth hands-free kits.

        Wholesale Services.     The revenue and profits of our U.S. wholesale wireless business contribute to our overall U.S. Wireless revenue and are primarily driven by the number of sites and base stations in operation, the amount of voice and data traffic that each of these sites generates, and the rates we receive from our carrier customers on that traffic.

        Our reported wholesale wireless revenue includes roaming revenue from areas where we operate our U.S. retail wireless business under the Alltel name, as well as a number of areas in the U.S. (mainly in the western United States) where we do not have retail wireless operations. Many of these areas are located in popular tourist and seasonal visitor areas, which has resulted in higher wholesale revenues in those areas during the summer months.

        We currently have roaming agreements with approximately 55 United States-based wireless service providers and, as of December 31, 2012, had long-term roaming agreements with each of the four U.S. national wireless network operators including AT&T, Sprint, T-Mobile and Verizon Wireless. Our standard roaming agreements are usually terminable within 30 days. Occasionally, we may agree or strategically decide to build a new mobile network at a specified location as part of a long-term roaming agreement to offer our roaming partner pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from the use of that network under existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. In 2012, four national wireless service providers together accounted for a substantial portion of our wholesale wireless revenues.

        Marketing.     Our marketing strategy seeks to drive demand for our wireless products and services by building and maintaining awareness of the Alltel brand. Our BestValue family of rate plans offer competitive pricing to customers with or without a contract. We believe our service plans, combined with the devices we offer at economic prices, attract prospective customers and are a reason our existing customers remain with us. We utilize mass and local media resources including television, radio, print and Internet in an effort to reach our target audience throughout the markets we serve. We believe the Alltel brand has strong consumer recognition and that our continued use of the brand helps preserve customer loyalty and our reputation as a customer-focused company. We have the right to use the Alltel brand and related service marks for up to twenty five additional years through a license purchased from Verizon Wireless.

        Sales and Distribution.     Our sales and distribution strategy is to permeate our local markets with the goals of maximizing new customer additions and minimizing customer churn. Our strategy also seeks to position ourselves to serve our existing customer base in a cost effective manner. Our products and services are sold directly through retail stores that we operate and kiosks that are strategically placed in our markets, primarily in neighborhood shopping centers targeting retail traffic patterns. Direct sales representatives also serve a variety of businesses across our footprint. As of December 31, 2012, we had approximately fifty direct retail locations. Alltel products and services are also available in our online web store, www.alltelwireless.com, through our direct sales team and by phone through our customer care call centers. Direct channels were responsible for approximately 66% of our gross customer additions in 2012.

        Alltel products and services are also sold indirectly through local and regional authorized agents found in third party retail locations and other outlets. These locations represent a variety of community-based businesses throughout our footprint including a "store-within-a-store" concept that takes advantage of pre-existing traffic generated by the retail partner. Additionally, no-contract "phone-in-a-box" (lower cost pre-paid devices and service plans) programs, complete with replenishment capability, are currently being sold through locations such as Walmart, convenience stores and other smaller retailers. As of December 31, 2012, we had approximately 150 authorized agent retail locations and approximately 250 "phone-in-a-box" locations. Sales derived from our indirect channels, including our partnership with Walmart, accounted for approximately 34% of our gross customer additions in 2012. Similar to our retail stores and kiosks, we train and provide promotional support for our agent partners, who also provide account maintenance services for our existing customer base, such as rate plan changes and bill payment processing.

        Competition.     In general, in our retail business we compete with national, regional and local wireless providers who offer both postpaid and prepaid services, such as our primary competitor, Verizon Wireless. The economies of scale and greater resources that many of our competitors enjoy provide them with advantages in most areas of our business, such as their 4G networks, lower roaming costs, immediate access to handsets and the ability to offer aggressive pricing and broad-based advertising campaigns. Competition in our markets also consists of non-facilities based mobile virtual network operators, or MVNOs, and WiMax, wireline, Internet, VoIP and other communications service providers. Many of these competitors have the ability to offer bundled service offerings such as cable television, Internet or landline calling services, which we may not be able to duplicate. In addition, many of our competitors also advertise unlimited service plans like our BestValue plans at competitive prices in the areas we target. We expect these service offerings to continue to present strong competition in our markets.

        Our ability to remain competitive and to maintain reasonable profit margins will depend, in part, on our ability to provide a relevant device assortment at prices desirable to our customers along with our ability to anticipate and respond quickly to competitive changes in the market. Additionally, our ability to provide the latest high-quality mobile voice and data services throughout our markets also plays a key role in our ability to remain a competitive wireless provider.

        In our wholesale wireless business, we compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive factors we face in our U.S. wholesale wireless business are the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate. From time to time, we have also agreed to sell some network assets and spectrum licenses to carrier customers pursuant to pre-existing agreements. For example, in December 2012, we sold a significant portion of our network to a roaming partner pursuant to an existing buyout option contained in our roaming and build out agreement with that partner. We expect that our revenues for 2013 and future periods may be reduced as a result of this transaction. While no large portion of our current network is currently subject to buyout options, we may seek to enter into similar agreements in the future as a means of obtaining spectrum or securing roaming traffic from our carrier customers in areas currently outside our network coverage. Our ability to maintain appropriate capacity and relevant technology to respond to our roaming partners' needs also shapes our competitive profile in the markets in which we operate.

        We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic as competitors and customers expand their networks and as new products and services that require supporting connectivity are developed.

Island Wireless Segment

        We provide wireless voice and data service to retail and business customers in Bermuda. In May 2011, we merged our Bermuda operations with that of another wireless provider in Bermuda, bringing our combined market share to just over a majority of subscribers in Bermuda. As a result of the merger, our 58% ownership interest was reduced to a controlling 42% interest in the combined entity, which we continue to control through majority board membership. We also provide wireless voice and data service in Turks and Caicos, the U.S. Virgin Islands and in Aruba under a number of brand names. We provide roaming services for most of the largest U.S providers' customers visiting these islands.

        Products and Services.     In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which allow customers to select a plan with a given amount of voice minutes, text messaging, data and other features that recur on a monthly basis. A substantial majority of our customers in other markets in our Island Wireless segment subscribe to our prepaid plans, which require customers to purchase a number of voice minutes, text messages or data prior to use. In the U.S. Virgin Islands and other Caribbean markets, we also provide Internet access services via a variety of wireless broadband technologies. At December 31, 2012, we had approximately 54,000 retail subscribers in our Island Wireless segment.

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

        Sales and Marketing.     We maintain retail stores in our markets and allow customers to pay their bills and "top up", or add additional minutes to their prepaid plans, through payment terminals at local stores or our website. We advertise frequently through print and electronic media, radio station spots and sponsor various events and initiatives.

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

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment includes wireless telephone service we offer in Guyana. We offer these services in the vast majority of populated areas, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of the country's coastal plain where 70% of its population is concentrated. Although approximately 40% of the population subscribes to our wireless service, because our subscriber base is mostly prepaid, it is difficult to determine how many of our subscribers also may subscribe to a competitor. As of December 31, 2012, we had approximately 279,000 wireless subscribers, up 3% from approximately 271,000 subscribers as of December 31, 2011. As of December 31, 2012, more than 96% of our wireless subscribers in Guyana were on prepaid plans.

        Network.     Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band. We estimate that over 90% of the country's population resides in areas covered by our wireless network.

        Sales and Marketing.     We actively market our wireless services through widespread radio, television and outdoor advertising, sponsored events, and merchandise giveaways as well as through our close, promotional relationships with leading disc jockeys and radio personalities and other local celebrities. In November 2011, we launched BlackBerry service in Guyana and opened a new flagship retail store to facilitate sales. We offer our wireless postpaid subscribers various calling plans and charge monthly fees plus airtime based on the selected plan. In addition to our retail store in Georgetown, our customers may set up accounts at one of our six business centers. Our handsets, prepaid cards and prepaid accounts are sold primarily through independent dealers that we pay on a commission basis. Payments by our prepaid customers can be made by the purchase of disposable prepaid calling cards, which come in fixed Guyanese dollar amounts, or by recharging an account via our "C-Point" electronic terminals available at authorized vendors.

        Competition.     We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our primary competitor, entered the market in late 2006 and has used an aggressive marketing approach to acquire, and now retain, market share. Since their initial push into the market, our continued investments in our network and customer offerings have enabled us to retain our market share of customers. We believe we compete for customers primarily based on price, promotions, coverage and quality of service.

Wireline Services

        Our wireline services include operations in Guyana and the mainland United States. Our revenues from wireline services were approximately 14% of our consolidated revenues for the 2010 fiscal year and 11% of our consolidated revenues for each of the 2011 and 2012 fiscal years.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment consists of wireline services we provide in Guyana, where we are the exclusive licensed provider of domestic wireline local and long distance telephone services into and out of the country. As of December 31, 2012, we had approximately 154,000 access lines in service, which represent both residential and commercial subscribers. This represents an increase of approximately 1%, or 2,000 net new lines, compared to lines in service at December 31, 2011. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities, and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two thirds of the wireline local telephone service revenue while commercial customers account for approximately one third. We also provide high-speed DSL Internet service marketed to customers under the "eMagine" name in Guyana, which accounted for 15% of our revenues in our International Integrated Telephony segment in 2012. As of December 31, 2012, we had approximately 29,000 Internet customers, an increase of 53% from approximately 19,000 customers at the end of 2011.

        With respect to our international long distance business, we collect a payment from foreign carriers for handling international long distance calls originating from the foreign carriers' country and terminating in Guyana. We also make payments to foreign carriers for international calls from Guyana terminating in the foreign carrier's country and are entitled to collect from our subscribers (and from competing wireless carriers) a rate that is regulated by the Public Utilities Commission of Guyana.

        Network.     All our of fixed access lines are digitally switched from our switching center in Georgetown, Guyana. Our switching center provides dedicated monitoring of our network to ensure quality and reliable service to our customers.

        Our international long distance network is linked with the rest of the world principally through our fiber optic submarine cable into Guyana, through our ownership of a portion of the Americas II undersea fiber optic cable and by leasing capacity on several other cables. The Suriname-Guyana Submarine Cable System, which we co-own with Telesur, the government-owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services such as our "eMagine" Internet service. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

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

        Competition.     We have the exclusive right to provide domestic fixed and international voice and data services in Guyana. As the initial term of our license was scheduled to expire in December 2010, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years and received return correspondence from the Government that our exclusive license had been renewed until such time that new legislation is in place with regard to the Government's intention to introduce competition into the sector. We believe, however, our exclusive license continues to be valid unless and until such time as we enter into a negotiated settlement with the Government. See "—Guyana Regulation—Regulatory Developments" and "Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk."

  U.S. Wireline Segment

        We are a leading provider of competitive integrated voice and broadband data communications and wholesale transport services in Vermont, New York and New Hampshire.

        Network.     We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate high capacity fiber-optic ring networks in Vermont and New York State that we use to connect our enterprise markets and to provide wholesale data transport services to other carriers. As of December 31, 2012, we had approximately 74,000 business and 5,100 residential access line equivalents, or ALEs, in billing. ALEs are calculated by determining the number of individual voice or data lines, in 64 kbps segments, that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2012, we also provided broadband services to approximately 4,400 accounts in Vermont and western New Hampshire.

        In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber-optic middle mile network in Vermont. We began construction on our New York project in late 2010 and on our Vermont project in late 2011 and currently expect to complete both projects by the end of 2013.

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

        Competition.     We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers by providing superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete with cable companies, such as Comcast, and other competitive service providers who target small and medium sized businesses. Our wholesale competitors include Level3 and Verizon Communications and other cable television companies that operate fiber optic networks.

Employees

        As of December 31, 2012, we had approximately 1,800 employees, of whom approximately 1,100 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ our executive management team and staff. More than half of our Guyana full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. We do not have any other union employees. We believe we have good relations with our employees.

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

U.S. Federal Regulation

        Our wireless and wireline operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or "Communications Act"), the implementing regulations adopted thereunder by the FCC, judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes.

Wireless Services

        The FCC regulates, among other things; the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational and service requirements applicable to such licenses; the timing, nature and scope of network construction; the provision of certain services, such as E-911; and the interconnection of communications networks in the United States.

        Licenses.     We provide our wireless services under various commercial mobile radio services (or "CMRS") licenses, such as cellular, broadband Personal Communications Services (or "PCS") or 700 MHz licenses, and broadband radio service (or "BRS") licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site-based while others cover specified geographic market areas, typically Cellular Market Areas (or "CMAs") and Basic Trading Areas (or "BTAs"), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally allocates CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC.

        Future Spectrum Allocations.     In 2010, the FCC released its National Broadband Plan, which indicates that the FCC will seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz over the next five to ten years to support the provision of wireless broadband services. To that end, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be repurposed or reallocated. Congress recently passed legislation providing the FCC with authority to conduct incentive auctions, including an incentive auction of television broadcaster spectrum, and which requires the FCC to auction and license up to 65 MHz of spectrum, including the AWS-3 block, and up to 15 MHz of the AWS-2 block, by early 2015. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. There is no certainty as to whether or not such additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of the auction of any such spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

        Construction Obligations.     The FCC conditions licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet our future construction requirements as well. If we do not meet initial construction requirements in June of 2013 for our 700 MHz licenses, or December of 2013 for our 700 MHz A block licenses, or obtain a waiver of the construction requirements, the license term for such licenses will be shortened to June of 2017, and, we may be subject to fines and forfeitures and/or a reduction of our licensed service area. If we fail to meet the build out requirements by the end of the license term for our 700 MHz licenses, we will lose our authority to serve any unserved area within our 700 MHz licensed area and also could be subject to fines and forfeitures, including a revocation of our 700 MHz licenses. We currently expect to meet the build out or waiver requirements with respect to our 700 MHz licenses.

        With respect to some of our licenses, if we were to discontinue operation of a wireless system for a period of time, (at least 90 consecutive days for cellular licenses), our license for that area would be automatically forfeited.

        License Renewals.     Our FCC licenses generally expire between 2015 and 2019 and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have provided "substantial" service during the past license term and have complied with the Communications Act and applicable FCC rules and policies, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. The FCC defines "substantial" service as service that is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future. All licenses scheduled to expire in 2012 were renewed.

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

        The FCC may deny license applications and, in extreme cases, revoke licenses if it finds that an entity lacks the requisite qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations, or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. To our knowledge, there are no activities and no judicial or administrative proceedings involving either us or the licensees in which we hold a controlling interest that would warrant such a finding by the FCC.

        License Acquisitions.     Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder, such as those used in our Alltel business. The FCC may approve or prohibit such transactions altogether, or approve subject to certain conditions such as divestitures or other requirements. Non-controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

        The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now engages in a case-by-case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power.

        In reviewing proposed transactions that involve the transfer or assignment of mobile wireless spectrum, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. A transaction will trigger additional FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 102 MHz, 121 MHz, 132 MHz, or 151 MHz, depending on the availability of BRS and Advanced Wireless Services (or "AWS") spectrum in an overlap area. The FCC's additional scrutiny would also be triggered if a proposed transaction results in a material change in the post-transaction market share in a particular market as measured by the Herfindahl-Hirschman Index. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

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

        The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC is considering changes to its rules and policies concerning E-911 location accuracy. We are unable at this time to predict the likely outcome of this proceeding. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets. The FCC also has solicited comment on rules regarding text-to-911, and in December 2012, the four nationwide wireless carriers agreed to voluntarily provide text-to-911 services to capable PSAPs beginning in June 2014 and bounce-back messages by

June 2013 to customers indicating the unavailability of such services. The FCC currently is seeking comment on potentially applying such rules to smaller carriers, such as us.

        Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act (or "CALEA"). Federal law also requires compliance with wiretap-related record-keeping and personnel-related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply CALEA obligations to high speed Internet access and voice-over Internet protocol (or "VoIP") services. Maintaining compliance with these law enforcement requirements may impose additional capital spending obligations on us to make necessary system upgrades.

        The FCC has long required CMRS providers to permit customers of other carriers to roam "manually" on their networks, for example, by supplying a credit card number, provided that the roaming customer's handset is technically capable of accessing the roamed-on network. More recently, the FCC has ruled that automatic voice roaming also is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-off of subscriber calls. The FCC recently clarified that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a particular roaming request is reasonable, the FCC will consider the totality of the circumstances and may consider a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available. In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, should be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. The FCC may use a number of factors to determine commercial reasonableness of a particular request for such automatic data roaming services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available.

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

Wireless and Wireline Services

        Universal Service.     In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or "USF"), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue and some states have similar programs that also require contribution. The FCC is currently examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States and the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies and we are subject to audit by the Universal Service Administration Corporation (or "USAC"). We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

        In November 2011, the FCC released an order reforming the USF program to phase out the current level of high-cost USF support for wireless carriers over a period of five years, beginning in 2012. Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, we believe the changes are likely to impact our USF funding negatively, and consequently, our efforts to build and maintain networks in certain rural markets and our ability to provide services currently offered to very low income consumers supported by USF funds. The FCC's overhaul of the rules governing the distribution of USF currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions. As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the use of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or underserved by voice and broadband service providers and will be initiated during the phase out of USF support.

        During this five year phase-out period, the FCC will begin to distribute funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one-time distribution of up to $300 million intended to stimulate third- and fourth-generation wireless coverage in unserved and underserved geographic areas. A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $68 million, collectively, of support. Although receipt of the Mobility Fund I support is still subject to additional filing requirements, including letters of credit and final FCC approval, our Alltel business expects to receive approximately $47 million and our wholesale wireless business expects to receive approximately $21.7 million in support beginning in 2013 to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements.

        Intercarrier Compensation.     Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, we currently receive compensation from other carriers and also pay compensation to other carriers. The FCC, in October 2011, significantly revised its intercarrier compensation regime. Under the revised intercarrier compensation regime, where there is no pre-existing agreement between a CMRS carrier and a local exchange carrier (or "LEC") for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime, in which each carrier agrees to terminate calls from the other at no charge. The FCC's new intercarrier compensation regime also sets forth a transition schedule that will eventually result in the exchange of traffic between telecommunications carriers being exchanged on a bill-and-keep basis. The FCC's new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. We cannot predict the impact of any changes to these requirements on the amounts that we pay or receive. The FCC's overhaul of the rules governing intercarrier compensation currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions.

        Local Competition.     The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non-rural incumbent local exchange carriers (or "ILECs"), among other things, duties to do the following:

  •
  negotiate interconnection agreements at any technically feasible point on just, reasonable, and non-discriminatory rates, terms, and conditions;

  •
  provide access to certain unbundled network elements (or "UNEs"), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost-based rates in certain circumstances;

  •
  provide physical collocation, which allows competitive local exchange carriers (or "CLECs") to install and maintain its network termination equipment in an ILEC's central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

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

        In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or "BOCs") have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. Over time, the FCC has removed the BOCs' obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on the financial condition or operations of our U.S. Wireline segment. We operate in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, we have benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and have benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens.

        We provide Internet access services as an Internet service provider (or "ISP"). The FCC has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund. The FCC generally preempts state and local regulation of information services. While the FCC to date has declined to classify interconnected VoIP service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service we will be subject to a number of these obligations.

        In December 2010, the FCC adopted new rules to ensure the "openness" of the Internet. These new rules, which became effective in November 2011, fall into three principal categories: (1) Transparency—All providers of broadband Internet access service must disclose practices, performance characteristics, and commercial terms of service, and mobile broadband providers must disclose third-party device and applications limits and any relevant criteria for use of such third-party offerings; (2) No Blocking—ISPs may not block lawful content, applications, services, or attachment of non-harmful devices, and mobile broadband providers may not block access to lawful websites nor applications that compete with the provider's voice or video telephony services; and (3) Nondiscrimination—Fixed broadband providers may not engage in unreasonable discrimination against persons or entities sending content over the Internet. These requirements are generally subject to an exemption for reasonable network management, apply to mass-market broadband services (but not to managed services that share capacity with broadband Internet access), and will be enforced through a combination of mechanisms, including formal and informal complaints and self-initiated FCC investigations. Challenges to the FCC rules have been filed in federal appeals court and the outcome of those challenges, and their effect on the new rules, is uncertain. We cannot predict the outcome of such appeals. We believe that compliance with the new rules could result in additional costs to the Company.

Obligations Due to Economic Stimulus Grants

        Three of our subsidiaries have received awards from the Broadband Technology Opportunities Program ("BTOP") of the U.S. Department of Commerce ("DOC") pursuant to the American Recovery and Reinvestment Act of 2009 ("ARRA"). As a BTOP awardee, we are subject to the various terms and conditions included in the agency's Notice of Funds Availability published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non-Discrimination requirements by which any awardee must comply with the following requirements: (i) adhere to the principles contained in the FCC's Internet Policy Statement (FCC 05-151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. While FCC rules regarding these issues may apply to all our operations, these particular requirements apply only to our BTOP-funded projects.

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

Obligations Due to Mobility Fund Grants

        On September 27, 2012, three of our subsidiaries bid successfully for approximately $68 million in total Mobility Fund I support. Although receipt of the Mobility Fund I support is still subject to additional filing requirements, including letters of credit and final FCC approval, our Alltel business expects to receive approximately $47 million and our wholesale wireless business expects to receive approximately $21.7 million in support beginning in 2013 to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements.

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

        The FCC has adopted a declaratory ruling establishing presumptive timeframes in which states and localities must resolve tower siting applications before the applicant may seek judicial review—90 days for collocations and 150 days for all other siting applications. This ruling will expedite our ability to seek legal redress, and thus mitigate tower construction delays, in the event a state or locality does not timely act on our zoning applications. The FCC's declaratory ruling was recently upheld in a federal appeals court, but has been further appealed to, and argued before the United States Supreme Court. We cannot predict the likelihood or outcome of such appeal at this time.

Guyana Regulation

        Our subsidiary, Guyana Telephone & Telegraph Limited ("GT&T"), in which we hold an 80% interest, is subject to regulation in Guyana under the provisions of GT&T's License from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 as amended (or "PUC Law") and the Guyana Telecommunications Act 1990 (or "Telecommunications Law"). The Public Utilities Commission of Guyana (or "PUC") is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Ministry of Telecommunications, an agency of the Government of Guyana, has formal authority over telecommunications licensing and related issues.

        Licenses.     GT&T provides domestic fixed (both wireline and wireless) and international voice and data services in Guyana pursuant to a License from the Government of Guyana granting GT&T the exclusive right to provide the following: public telephone, radio telephone, and pay telephone services; domestic fixed services (both wireline and wireless); international voice and data services; sale of advertising in any telephone directories; and switched or non-switched private line service. The License, which was issued in December 1990, had an initial 20-year term. Pursuant to the License, GT&T also provides mobile wireless telephone service in Guyana on a non-exclusive basis pursuant to an initial twenty-year term. This License is renewable at GT&T's sole option for an additional term of 20 years. In November 2009, GT&T notified the Government of its election to renew both the exclusive and non-exclusive license grants for an additional period of 20 years. In exercising this option, GT&T reiterated to the Government that GT&T and the Company would be willing to voluntarily relinquish the exclusivity aspect of GT&T's licenses, but only as part of an overall negotiated settlement with the Government. On December 15, 2010, the Government, through the Office of the President, sent a letter to GT&T indicating that GT&T's License was renewed until such time as a new legislative and regulatory regime to reform the telecommunications sector in Guyana is brought into force; however, GT&T formally notified the Government that it is entitled to an unconditional renewal of both the exclusive and non-exclusive license grants for an additional period of twenty years or until such time as GT&T and the Company enter into a negotiated settlement with the Government.

        In September 2012 the Government of Guyana officially notified the Company of its intention to sell its 20% ownership interest in GT&T to a third party unaffiliated with either the Government or the Company. In November 2012, and in connection with the sale, the Government agreed to relinquish all of its shareholder related rights with regard to GT&T. The Company has agreed to provide the purchaser of the Government's shares limited shareholder rights, including the right to minority representation on GT&T's Board of Directors. In connection with the sale, we amended our agreement with the Government of Guyana establishing our exclusive license to reflect the new ownership structure, a copy of such amendment is filed herewith.

        PUC Law and Telecommunications Law.     The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. As a general matter, the PUC has authority to regulate GT&T's domestic and international telecommunications services and rates and to require GT&T to supply certain technical, administrative and financial information as it may request. The PUC claims broad authority to review and amend any of GT&T's programs for development and expansion of facilities or services, although GT&T has challenged the PUC's view on the scope of its authority. For a description of recent actions of the PUC, see Note 12 to the Consolidated Financial Statements included in this Report.

        Regulatory Developments.     Since 2001, the Government of Guyana has stated its intention to substantially reform Guyana's telecommunications sector, including new legislation and regulations authorizing additional competition. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity rights under the existing agreement and License. In 2012, the Government of Guyana introduced a bill into Parliament that, if enacted, would have the effect of terminating the Company's exclusivity rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also prepared new draft regulations and licenses (hereinafter referred to collectively as "Draft Laws"). The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. The Company cannot predict when or if legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

        In Bermuda, we are subject to Bermuda's Telecommunications Act of 1986 that authorizes it to use spectrum to deliver services under its "Class B" license. Beginning in 2013, the government of Bermuda expects to implement each of the Electronic Communications Act of 2011 and the Regulatory Authority Act of 2011. The Electronic Communications Act eliminates the current three class tier system of telecommunications licenses, which limits the telecommunications services that can be provided under a particular class of license, in favor of a universal licensing scheme that will permit communications service providers to enter new lines of business and introduce competition in the sector. As a result, the Class B license is expected to be replaced with a new license that may permit us to provide additional services in Bermuda to supplement and add additional value to our current wireless services. We may also face additional competition from new entrants seeking to offer services that were historically only offered by Class B licensees. The Regulatory Authority Act of 2011 creates an independent regulatory entity with oversight of electronic communications services and networks and spectrum management. The Regulatory Authority was established in January 2013 and will oversee implementation of the Electronic Communications Act and a competitive market going forward.

        In November of 2012, the government of Bermuda began the consultation process to develop the regulations that will govern the telecommunications market, including regulations that will establish regulatory and other fees that could increase our regulatory costs. We cannot predict when or if these proposals will be adopted, or, if adopted, the impact that their implementation will have on our Island Wireless Segment.

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

        We have adopted a written Code of Ethics that applies to all of our employees and directors, including, but not limited to, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics, along with our Compensation Committee Charter, Audit Committee Charter and Nominating Committee Charter, are available at the Corporate Governance section of our website. We intend to make any disclosure required under the SEC rules regarding amendments to, or waivers from, our Code of Ethics on our website.

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

Risks Relating to Our Potential Alltel Sale

Our pending sale of our Alltel assets is subject to the receipt of certain regulatory approvals.

        On January 21, 2013, we entered into an agreement with AT&T Mobility LLC ("AT&T") to sell AT&T the assets used in our Alltel business (the "Alltel Sale"). Consummation of our Alltel Sale is subject to the satisfaction of certain conditions, including approval by the Federal Communications Commission ("FCC") of the assignment and change in control of certain licenses and authorizations.

Although we have received no indication that the FCC does not plan to grant the required approval, there can be no guarantee that we will receive approval. In addition, the FCC may impose conditions on any approval, such as requiring the divestiture of certain markets and spectrum licenses. These conditions, if imposed and if sufficiently significant, may permit AT&T not to consummate the transaction or may have other negative impacts on our business. In the event that we are unable to consummate the Alltel Sale, we could face further net subscriber and employee losses, each of which could materially adversely affect our business, financial condition and/or results of operations. Until we are able to consummate the Alltel Sale, we will continue to face the other risks described below in "Risks Relating to Our U.S. Retail Wireless Business."

Following our Alltel Sale, our reliance on revenues derived from services in our International Integrated Telephony and Island Wireless segments will substantially increase.

        Revenues derived from our Alltel business generated approximately 50% of our wholesale revenues and were approximately 63% of our total consolidated revenues for the year ended December 31, 2012. If we successfully complete the Alltel Sale, our wholesale revenues will substantially decrease, and approximately 35% of our total consolidated revenues will be derived from our U.S. wholesale business, 35% from our International Integrated Telephony segment in Guyana and 30% from all other segments. As a result, our exposure to political and regulatory uncertainty in Guyana and the Caribbean will have a greater impact on our revenues as a whole. We cannot guarantee that we will be able to find growth or expansion opportunities in the United States or other jurisdictions that provide more regulatory or political certainty to our investors.

Risks relating to our U.S. Retail Wireless Business

We may not be successful in increasing our customer base which would negatively affect our business plans and financial outlook.

        In 2011, we separated our acquired Alltel network from the legacy Verizon Wireless/Alltel network. This required us to transition or "re-home" some of the acquired field network facilities to newly built, or other newly acquired, switching and other core network facilities and integrate and align numerous business and work processes such as customer billing, by building and designing our own processes and the information systems necessary to track and handle those processes. This integration process, though successful, posed many challenges and contributed to substantial net subscriber loss caused by the separation of these facilities from a broader historic footprint and by challenges created by the rapid growth in mobile data demand and usage, from 800,000 subscribers as of April 2010 to 588,000 subscribers as of December 31, 2012. In 2012, we began to experience net prepaid subscriber gains, however, we continue to lose postpaid subscribers and are unlikely to make up the difference in subscribers lost in the past few years.

        Our rates of customer acquisition and turnover are affected by a number of factors described in detail below, including the size of our service areas, network performance and reliability issues, our device and service offerings, customer perceptions of our services and customer care quality. Managing these factors and customers' expectations is essential in attracting and retaining customers. Although we have implemented programs to attract new customers and address customer turnover, we cannot be certain that these programs will be successful. A high rate of customer turnover or low rate of new customer acquisition could have a material adverse effect on our business, financial condition and results of operations.

Intense competition in the U.S. retail wireless industry and our smaller scale, relative to larger national or regional wireless carriers, could adversely affect our business, financial condition or results of operations.

        Competition in the U.S. retail wireless industry is currently intense and could intensify further due to the general effects of a weak economy, as well as due to wireless industry factors such as increased market saturation and aggressive price reductions. Our main competitors are national or global telecommunications companies that are much larger than us. These carriers possess greater resources and much greater economies of scale that afford them a significant cost advantage in most areas of our business. The national carriers can deploy new network technologies, such as faster 4G LTE data networks, and mobile handsets and devices more rapidly and at a lower cost. The national and larger regional carriers typically also have broader radio spectrum holdings, giving them the ability to launch multiple technologies and to devote more bandwidth to a given voice or data service, affording customers a higher peak experience of data speeds and less blocking of calls or data sessions. Due to our smaller scale, we may be unable to compete successfully with larger companies that have substantially greater financial, technical, marketing, sales, purchasing and distribution resources, which could adversely affect our revenues and costs of doing business.

        In particular, our business depends on our access to new handsets and other devices, and to a lesser extent, content for data, music or video services, being developed by vendors. Because of their buying power and the relationships they have created with vendors, the large national carriers have a significant advantage in pushing the development of new technologies and taking advantage of those technologies. For example, in the past, they have entered into deals with device vendors giving them the exclusive right to sell the latest mobile devices for a period of time. If we are unable to obtain new handsets desired by our customers at favorable pricing and quantities as a result of our smaller purchasing resources or obtain timely access to content for data, music or video services, our business, financial condition or results of operations could be adversely affected.

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

        We source wireless devices from a small number of handset resellers and to a lesser extent, equipment manufacturers and depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup, as discussed with respect to increased competition risks above, could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel-Lucent and Nokia in the United States. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Due to the non-contiguous nature of our U.S. wireless network, if we are unable to expand our network and obtain the roaming services we need from other carriers to operate competitively, our profitability and other results of operations could be adversely affected.

        The wireless assets that we acquired in the acquisition of our Alltel business were historically operated as part of a national network whose customers valued nationwide coverage and support. However, because these assets were required to be divested from Verizon's purchase of Alltel Corporation, many of our retail markets that we acquired in the divestiture from Verizon are now non-contiguous and require network expansion, improvements and roaming support to ensure ongoing nationwide coverage. We believe broad regional or nationwide coverage remains important to a large portion of our customer base.

        Many of our competitors have regional or national networks that enable them to offer automatic roaming services to their subscribers at a lower cost than we can offer. We currently have roaming agreements in place with several larger carriers, including Verizon Wireless, our main competitor, as well as other regional and national carriers. This enables us to offer our customers regional and national rate plans that include areas for which we do not own wireless licenses. We expect that we will continue to be highly dependent on the roaming services we use from a mix of our competitors and other carriers. If we are unable to obtain or maintain roaming agreements with other wireless carriers that contain pricing and other terms that are competitive and acceptable to us and that satisfy our quality and interoperability requirements, we may no longer be able to offer these regional and national rate plans and the coverage area and pricing we offer to our customers may not be as attractive relative to the offers from our competitors and our business, financial condition or results of operations could be adversely affected.

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

  •
  the ability to obtain additional spectrum when required; and

  •
  the ability to obtain the capital to expand and upgrade our network.

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

        Our industry faces rapid and significant changes in technology that directly impact our business, including the following:

  •
  evolving industry standards;

  •
  requirements resulting from changing regulatory regimes;

  •
  the allocation of new radio frequency spectrum in which to license and operate advanced wireless services;

  •
  ongoing improvements in the capacity and quality of digital technology;

  •
  changes in end-user requirements and preferences;

  •
  convergence between video and data services;

  •
  development of data and broadband capabilities and rapidly expanding demand for those capabilities; and

  •
  migration to new-generation services such as LTE or "4G" network technology, which may require the purchase of additional spectrum.

        For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures to add to our networks' capacity, coverage and technical capability. For example, we have spent considerable amounts adding higher speed, higher capacity mobile data services to many of our networks in recent years and we think it likely that more such expenditures will be needed over the next few years. For our U.S. wireless network, we are currently evaluating the feasibility of adding LTE mobile data technologies, mainly to our retail network.

        We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. For example, to accommodate the demand by our wholesale wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum, however, we have had difficulty finding spectrum for sale or on terms that are acceptable to us. In addition, usage of wireless voice or broadband services in excess of our expectations could strain our capacity, causing service disruptions and result in higher operating costs and capital expenditures. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us on attractive terms or at all. Failure to provide these services or to upgrade to new technologies could have a material adverse effect on our ability to compete with carriers in our markets.

Increased customer demand for data coverage and usage may be difficult to support.

        Our most popular plans bundle a fixed quantity of data services with unlimited local and U.S. long distance service and unlimited text messaging, 411 services, navigation and data back-up, for a flat monthly fee. Our competitors offer similar plans. Approximately half of our current handset lineup offers "smartphones" and other similar devices, which allow customers to send and receive data files and use greater amounts of network capacity than the feature phones we offer. As demand for these smartphones and data services continues to grow, our value to our wireless customers depends in part on our network's ability to provide high-quality service to smartphone devices.

        If customers exceed expected usage for our voice or data services, we could face capacity problems and our costs of providing the services could increase. Although we own less spectrum in our markets than our competitors, we continue to assess and seek to implement technological improvements to increase the efficiency of our wireless spectrum. We currently fix the amount of data used on a monthly basis per customer through our contract plans and will assess additional fees if usage exceeds contractual thresholds. However, if data usage increases faster than we anticipate and exceeds the then-available capacity of our network, our roaming costs may be higher than we anticipate or the quality of our service may be negatively affected, compelling us to increase our prices or alter our service offerings. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our retail customers and those of our wholesale roaming partners without substantial upgrades and additional capital expenditures, which could have an adverse effect on our results of operations and financial condition.

We may be unable to acquire additional spectrum at a reasonable cost or on a timely basis.

        Due to the non-contiguous nature of our network and the increasing demand for data services described above, we may be required to acquire additional spectrum in our current and other markets. Due to the dearth of available spectrum in our industry, we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all or that additional spectrum will be made available by the FCC through auction or other means on a timely or economical basis. If such additional spectrum is not available to us on reasonable terms or at a reasonable cost, our ability to maintain or grow our business, financial condition and results of operations could be adversely affected.

Risks Related to our U.S. Wholesale Wireless Business

A significant portion of our U.S. wholesale wireless revenue is derived from our U.S. retail wireless network.

        A large portion of our U.S. wholesale wireless revenues, which accounted for approximately 27% of our consolidated revenue in 2012, is generated from roaming on our U.S. retail wireless network. If we are able to successfully complete our Alltel Sale, we will lose a substantial portion of wholesale wireless revenue, which we are unlikely to offset by growth in our other wholesale networks in the U.S.

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers.

        A substantial majority of our U.S. wholesale wireless revenues, which accounted for approximately 27% of our consolidated revenue in 2012 (and is likely to account for a higher percentage if the Alltel Sale is completed), are generated from four national wireless service providers.

        Our relationships with our roaming customers generally are much more financially significant for us than for our customers. Typically, our relationships with our roaming customers do not require them to "prefer" our networks or require them to send us a minimum amount of traffic. Instead, roaming customers may choose to utilize other networks, if available, for their subscribers' roaming use. If our markets currently included in our roaming partners' home calling areas are instead subject to the imposition of additional roaming charges or if we fail to keep any of our roaming customers satisfied with our service offerings or economic terms, we could lose their business, experience less roaming traffic or be unable to renew or enter into new agreements with these customers on beneficial terms (including pricing), resulting in a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition.

        In addition, if these customers build or acquire wireless networks in our service areas we may lose revenue. Should any of these customers take such actions over a significant portion of the areas we serve, it may have a materially adverse effect on our results of operations and financial condition. For example, the acquisition by Verizon Wireless of Alltel Corporation assets, and subsequent acquisition of divested Alltel assets by AT&T, in the past resulted in each of AT&T and Verizon gaining their own infrastructure in markets where they were formerly served by us, negatively impacting our revenue.

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

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. The Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. We cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

        We are dependent on GT&T for a moderate portion of our revenues and profits, and if we consummate our Alltel Sale, we will be dependent on GT&T for approximately 35% of our total consolidated revenues. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic and as a result, a loss in that portion of our wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect our revenues and profits and diminish the value of our investment in Guyana.

Other Risks Relating to Our Businesses and Industry

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

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses in the U.S. expire between 2015 and 2019. The renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

        Our operations in the United States are subject to the Telecommunications Act of 1996 (or "1996 Act"). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act and other regulation in the next few years. While we believe we are in compliance with federal and state regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities. Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding our consumer marketing practices and the contents of our bills, on an on-going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificate of authority to provide service should not be revoked.

Changes in Universal Service Fund ("USF") funding could have an adverse impact on our financial condition or results of operations.

        In November 2011, the FCC released an order reforming the USF program to phase out the current level of high-cost USF support for wireless carriers over a period of five years, beginning in 2012. Our high cost USF support, which was $10.0 for the year ended December 31, 2011, was reduced by 20% starting in July 2012 and will be further reduced by 20% in July of each subsequent year. We received $10.5 million in high cost USF support for the year ended December 31, 2012.

        As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the use of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or underserved by voice and broadband service providers and will be initiated during the phase out of USF support. During this five year phase-out period, the FCC will begin to distribute funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one-time distribution of up to $300 million intended to stimulate third- and fourth-generation wireless coverage in unserved and underserved geographic areas.

        A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $68 million, collectively, of support. Although receipt of the Mobility Fund I support is still subject to additional filing requirements, including letters of credit and final FCC approval, our Alltel business expects to receive approximately $47 million and our wholesale wireless business expects to receive approximately $21.7 million in support beginning in 2013 to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements, including completing our network buildsto provide 3G or 4G service to these areas within two or three years, respectively, and making our network available to other providers for roaming. Although we currently have not received any of the grant funds to date, we expect to receive support funding primarily upon achievement of coverage milestones defined in the auction rules.

        We cannot currently predict the net effect of the FCC's changes to the USF support program and our receipt of Mobility Fund grants on our business, financial condition or results of operations.

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

        We face competition in the markets in which we operate. For example:

  •
  In the United States, we compete with national and regional retail wireless providers that offer both prepaid and postpaid services and resellers of prepaid services whose scale, resources and U.S. network footprint are generally significantly greater than ours. If we cannot continue to provide competitive pricing or updated mobile voice and data services to our customers through roaming arrangements or the expansion of our own network, we could experience increased churn, net subscriber reductions or reduced revenue in our U.S. retail wireless business.

  •
  The greatest competitive risk to our wholesale roaming business is the possibility that our current customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as "over-building." If our roaming customers, who generally have greater financial resources and access to capital than we do, determine to over-build our network, their need for our roaming services will be significantly reduced or eliminated.

  •
  In Guyana, we have faced competition from Digicel, a wireless service provider operating across the region that has been very aggressive in acquiring a substantial share of the market.

  •
  In Bermuda and the Caribbean, we compete against Digicel and in Turks and Caicos, we compete with the incumbent wireless service provider as well.

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

        Our operations in Bermuda and the Caribbean may face adverse financial consequences and operational problems due to foreign political or economic changes, such as changes in national or regional political or economic conditions, laws and regulations that restrict repatriation of earnings or other funds, or changes in foreign currency exchange rates. Any of these changes could adversely affect our revenues or financial position.

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

        We rely heavily on local management to run our operating units. Many of the markets we operate in are small and somewhat isolated, and therefore, it is particularly difficult attracting and retaining talented and qualified managers and staff in those markets.

An economic downturn experienced by our subscriber base could materially adversely affect our financial position, results of operations and cash flow.

        The global economy could experience an economic downturn due to a crisis in credit markets, slower economic activity, increased unemployment, concerns about inflation, increased energy costs, decreased consumer confidence and other adverse business conditions. For example, among other things:

  •
  A decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by U.S. rural and wholesale wireless operations that serve tourist destinations.

  •
  An increase in "bad debt", or the amounts that we have to write off of our accounts receivable could result from our inability to collect subscription fees from our subscribers.

  •
  We rely on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. A prolonged economic downturn in the U.S. or Canadian economies could affect inbound calling and, therefore, our revenue in Guyana.

        The impact, if any, that these events might have on us and our business is uncertain and cannot be estimated at this time.

The occurrence of severe weather and natural catastrophes may materially disrupt our operations.

        Many of the areas in which we operate have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas in which we operate may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. A major hurricane passed directly over Bermuda in 2003 causing major damage to our network and to the island's infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands and a separate hurricane negatively affected operations in the Turks and Caicos. Guyana has suffered from severe rains and flooding in the past as well. While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot be sure that these types of events will not have such an impact in the future or that the insurance coverage we maintain for these risks will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

        For the three months prior to March 1, 2013, the average daily trading volume of our common stock was approximately 77,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at a price that might be attainable if our common stock were more actively traded. In addition, the market price of our common stock may not be reflective of its underlying value.

We may not pay dividends in the future.

        Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have consistently paid quarterly dividends in the past, but may cease to do so at any time. Our credit facility limits our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable state laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management's assessment of future capital needs and other factors considered by our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease or own the following office space for use in our operations:

Operations	Location	Owned or Leased	Approximate Square Footage
Corporate headquarters	600 Cummings Center Beverly, MA 01915	Leased	18,000
U.S. Wireless	Little Rock, AR Castle Rock, CO Atlanta, GA	Leased	81,000
International Integrated Telephony	Guyana	Owned	4,000
Island Wireless	Bermuda Turks & Caicos U.S. Virgin Islands Aruba	Leased	20,000
U.S. Wireline	Bellows Falls, VT Albany, NY	Leased	9,000

        The U.S. Wireless and Island Wireless operations also lease approximately 132,000 square feet and 15,000 square feet of space, respectively, in connection with the operation of 53 and 11 retail stores, respectively.

        In the aggregate, we own 695 towers, lease an additional 781 towers and also own seven switch locations.

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

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses. These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. The Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the

President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government. Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company's knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, though we believe not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, results of operation or liquidity.

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

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license rights under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009, and the case is pending. We believe that any legal challenge to GT&T's exclusive license rights granted in 1990 is without merit, and we intend to vigorously defend against such a legal challenge.

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

        On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T's exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol ("VoIP"). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service and are now temporarily stayed pending further court proceedings. Digicel, our main competitor in Guyana, in response to the trial court's findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana Public Utilities Commission. In response, the Guyana Public Utilities Commission ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T's network. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court's findings regarding the exclusivity of GT&T's license and its application to VoIP services.

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

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2011
Quarter ended March 31	$41.38	$30.42
Quarter ended June 30	$40.67	$33.78
Quarter ended September 30	$39.54	$27.91
Quarter ended December 31	$42.77	$29.82

	High	Low
2012
Quarter ended March 31	$41.05	$34.54
Quarter ended June 30	$41.66	$30.63
Quarter ended September 30	$45.62	$33.26
Quarter ended December 31	$44.83	$34.92

        The approximate number of holders of record of Common Stock as of March 1, 2013 was 65.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2012:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011	$0.22	$0.22	$0.23	$0.23
2012	$0.23	$0.23	$0.25	$0.25

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our Amended 2010 Credit Facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2011 and 2012, we declared a total annual dividend of $0.90 and $0.96 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2012

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2012 - October 31, 2012	—		$—	—	$2,919,965
November 1, 2012 - November 30, 2012	—		—	—	2,919,965
December 1, 2012 - December 31, 2012	3,876	(2)	36.65	—	2,919,965

Total	3,876		$36.65	—	$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock (the "Plan"). The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on December 4, 2012, December 5, 2012, and December 14, 2012 from our executive officers and other employees who tendered these shares to ATN to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards and option exercises on those dates. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Global Select Market on the respective dates.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Note 3 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions and our gain on bargain purchase.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$207,674	$242,281	$619,145	$759,196	$741,366
Operating expenses(1)	138,152	172,590	580,861	703,945	641,905

Income from operations	69,522	69,691	38,284	55,251	99,461
Other income (expense):
Interest expense	(3,144)	(3,706)	(9,956)	(17,370)	(14,124)
Interest income	1,770	1,153	551	427	406
Gain on bargain purchase, net of deferred taxes of $18,016(2)	—	—	27,024	—	—
Other, net	1,174	605	1,285	4,158	5,881

Other income (expense), net	(200)	(1,948)	18,904	(12,785)	(7,837)

Income before income taxes	69,322	67,743	57,188	42,466	91,624
Income taxes	29,551	31,160	19,606	20,569	38,457

Net Income	39,771	36,583	37,582	21,897	53,167
Net (income) loss attributable to non-controlling interests, net of tax	(4,973)	(1,044)	872	(103)	4,235

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$34,798	$35,539	$38,454	$21,794	48,932

Net income per weighted average share attributable to Atlantic Tele-Network, Inc. Stockholders:
Basic	$2.29	$2.33	$2.51	$1.42	$3.15

Diluted	$2.28	$2.32	$2.48	$1.41	$3.13

Dividends per share applicable to common stock	$0.68	$0.76	$0.84	$0.90	$0.96

	2008	2009	2010	2011	2012
	(In thousands)
Balance Sheet Data (as of December 31,):
Cash and investments	$82,621	$90,247	$37,330	$48,735	$136,647
Working capital	83,409	79,628	15,987	38,122	103,546
Fixed assets, net	198,230	217,015	463,891	483,203	450,547
Total assets	419,821	446,554	822,944	873,731	910,875
Short-term debt (including current portion of long-term debt)	750	3,694	12,194	25,068	15,680
Long-term debt, net	73,311	69,551	272,049	257,146	250,900
Atlantic Tele-Network, Inc. stockholders' equity	228,873	255,746	283,768	294,266	334,146

	2008	2009	2010	2011	2012
	(In thousands)
Statement of Cash Flow Data (for the years ended December 31,):
Net cash provided by (used in):
Operating activities	$68,282	$92,626	$102,801	$132,603	$187,471
Investing activities	(69,713)	(62,060)	(356,461)	(95,647)	(62,258)
Financing activities	9,923	(19,984)	200,743	(25,551)	(37,301)
Capital expenditures	(47,353)	(59,718)	(135,688)	(101,401)	(77,421)

(1)
The Company recognized an impairment charge on Goodwill and on its telecommunications licenses during the years ended December 31, 2011 and 2012, respectively. See Note 6 to the Company's Consolidated Financial Statements for additional information.

(2)
During the year ended December 31, 2010, the Company recognized a gain on the Alltel Acquisition. See Note 3 to the Company's Consolidated Financial Statements for additional information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

  •
  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Guyana, the Caribbean and smaller markets in the United States.

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in Vermont and New York State.

        The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2012:

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

        We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the year ended December 31, 2012, approximately 77% of our consolidated revenue was generated by our U.S. Wireless segment.

        Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of December 31, 2012, our U.S. retail wireless services were provided to approximately 588,000 customers under the "Alltel" brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of December 31, 2012. Through the acquisition of a portion of the former Alltel network from Verizon Wireless (the "Alltel Acquisition"), we acquired a regional, non-contiguous wireless network that requires continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage. In late July 2011, we completed the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own (the "Alltel Transition") and, as a result, eliminated many of the duplicate costs associated with the migration in the second half of 2011 and into 2012.

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

Pending Sale of U.S. Retail Wireless Business

        In the second quarter of 2010, we completed the acquisition of a portion of the former Alltel network from Verizon Wireless through our U.S. retail wireless business, which now provides wireless voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Acquisition") and, in the third quarter of 2011, completed the migration of the Alltel assets to our own information technology systems, telecommunications networks and platforms (the "Alltel Transition").

        On January 21, 2013, we entered into a Purchase Agreement with AT&T Mobility LLC ("AT&T") to sell certain of the assets used in our Alltel business (the "Alltel Sale"). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the year ended December 31, 2012, our Alltel business constituted approximately$464.4 million, or 63%, of our consolidated revenues and $41.4 million, or 42% of our consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and we currently expect to complete the transaction in the second half of 2013.

        For the purpose of clarity and consistency, each of the forward-looking statements made regarding our operations in this Item 7 assumes that the Alltel Sale has not yet been consummated.

Merger with M3 Wireless, Ltd.

        On May 2, 2011, we completed the merger of our Bermuda wireless operations, Bermuda Digital Communications, Ltd. ("BDC"), with that of M3 Wireless, Ltd. ("M3"), a wireless provider in Bermuda (the "Bermuda Merger"). As part of the Bermuda Merger, M3 merged with and into BDC, and the combined entity continues to operate under BDC's CellOne brand. As a result of the Bermuda Merger, our 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity. Since we have the right to designate the majority of seats on the combined entity's board of directors and therefore control its management and policies, we have consolidated the results of the combined entity in our consolidated financial statements effective on the date of the Bermuda Merger.

Stimulus Grants

        We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of December 31, 2012, we have spent (i) $24.7 million in capital expenditures (of which $19.7 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $5.5 million in capital expenditures (of which $3.9 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $26.0 million in capital expenditures (of which $18.2 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our "U.S. Wireline" segment and the results of our Navajo stimulus project are included in our "U.S. Wireless" segment.

Mobility Fund Grants

        In November 2011, the Federal Communications Commission ("FCC") released an Order reforming its Universal Service Fund ("USF") program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households. In 2011, we received approximately $9.9 million in USF support to our U.S. wireless businesses relating to high-cost areas. Beginning in June 2012, the FCC began phasing out this existing USF support at a rate of 20% per year over the next five years as part of its reform program.

        Also as part of the USF reform program, the FCC created two new funds, including the Mobility Fund, a one-time grant meant to support wireless coverage in underserved geographic areas in the United States. On October 3, 2012, we were provisionally awarded approximately $68.8 million by the FCC under the new Mobility Fund (the "Mobility Fund Grants"). Although receipt of the Mobility Fund I support is still subject to additional filing requirements, including letters of credit and final FCC approval, our Alltel business expects to receive approximately $47 million and our wholesale wireless business expects to receive approximately $21.7 million in support beginning in 2013 to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements. The results of our Mobility Fund projects, once initiated, will be included in our "U.S. Wireless" segment.

        Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit under our Amended Credit Facility. If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund support.

Results of Operations

Years Ended December 31, 2011 and 2012

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2012
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$370,218	$337,784	$(32,434)	(8.8)%
Wholesale	201,993	201,938	(55)	—
International Wireless	72,230	81,619	9,389	13.0
Wireline	84,957	84,828	(129)	—
Equipment and Other	29,798	35,197	5,399	18.1

Total revenue	$759,196	$741,366	$(17,830)	(2.4)%

OPERATING EXPENSES:
Termination and access fees	204,604	155,797	(48,807)	(23.9)
Engineering and operations	85,236	88,756	3,520	4.1
Sales and marketing	135,944	121,381	(14,563)	(10.7)
Equipment expense	74,105	92,517	18,412	24.9
General and administrative	99,097	85,354	(13,743)	(13.9)
Acquisition and disposition related charges	772	868	96	12.4
Depreciation and amortization	104,159	105,487	1,328	1.3
Impairment of intangible assets	2,425	3,350	925	38.1
Gain on disposition of long-lived assets	(2,397)	(11,605)	9,208	384.2

Total operating expenses	$703,945	$641,905	$(62,040)	(8.8)%

Income from operations	55,251	99,461	44,210	80.0

OTHER INCOME (EXPENSE):
Interest expense	(17,370)	(14,124)	(3,246)	(18.7)
Interest income	427	406	(21)	(4.9)
Equity in earnings of unconsolidated affiliate	3,029	3,535	506	16.7
Other income (expense), net	1,129	2,346	1,217	107.8

Other income, net	(12,785)	(7,837)	4,948	(38.7)

INCOME BEFORE INCOME TAXES	42,466	91,624	49,158	115.8
Income taxes	20,569	38,457	17,888	87.0

NET INCOME	21,897	53,167	31,270	142.8
Net (income) loss attributable to non-controlling interests	(103)	(4,235)	4,132	4,011.7

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$21,794	$48,932	$27,138	124.5%

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

  Retail Revenue

        The retail portion of our U.S. Wireless revenue was $337.8 million for the year ended December 31, 2012, as compared to $370.2 million for the year ended December 31, 2011, a decrease of $ 32.4 million, or 9%. The decrease in retail U.S. Wireless revenues was primarily the result of a decline in postpaid subscribers, which typically generate higher average revenues than prepaid customers, that we experienced during the past year due to post-Alltel Acquisition challenges we have faced. We believe that this decline is due in part to the effects of the separation of our markets from the formerly unified Alltel market, leaving many of our subscribers near the edge or outside of our licensed territory. In late July 2011, we completed our Alltel Transition, which enabled us to enhance our service offerings and further control churn. These subscriber-related functions had been somewhat constrained during the transition period and contributed to a continued decline in our U.S. retail wireless revenue.

        As of December 31, 2012, we had approximately 588,000 U.S. retail wireless subscribers (including 425,000 postpaid subscribers and 163,000 prepaid subscribers), an increase of 6,000 subscribers from the approximately 582,000 subscribers we had as of December 31, 2011 and a 3,000 subscriber increase from the approximately 585,000 subscribers we had as of September 30, 2012. Despite our net increase in total subscribers, postpaid subscribers have declined in the past year from 458,000 at December 31, 2011. We will continue to focus on improving gross additions to our subscriber base in future periods as we concentrate our efforts on increasing distribution, by means such as the 2012 re-launch of our U-Prepaid branded offering in Walmart stores in our markets, and increasing awareness of our value proposition to potential customers in our markets. However, we believe that the gross additions to our postpaid subscriber base could be hindered by our operational challenges we face with our rural and geographically dispersed markets as well as by challenges in obtaining some of the more popular handset devices.

        Our overall U.S. retail wireless churn decreased from 3.89% for the year ended December 31, 2011 to 3.42% for the year ended December 31, 2012. This improvement was the result of our ability to better control customer care and other churn factors since the end of the Alltel Transition period. However, our churn may increase in the near term as we are in a period of higher than normal contract expirations. This, along with our challenges in obtaining the most popular handset devices, could lead to a decline in subscriber levels.

  Wholesale Revenue

        The wholesale portion of our U.S. Wireless revenue decreased slightly from $202.0 million for the year ended December 31, 2011 to $201.9 million for the year ended December 31, 2012. While an increase in data volume led to an increase in data traffic, this was entirely offset during the year as the industry-wide trend of lower voice traffic continued. In addition, Verizon and AT&T's network overbuilds following their acquisition of former Alltel properties contributed to our declined in revenue for the segment.

        We expect that data volume may increase in the next several quarters as customer usage of data and smart phone penetration continues to increase. Such increase, however, may be completely offset by a number of factors, including any reductions in the roaming rates that we charge, continued declines in overall voice traffic or decisions by our roaming partners to no longer roam on our networks or to expand their networks in areas where we operate. In addition, in the near term, it is unlikely we will be able to replace the approximate $16.0 million of revenue we derived from our wholesale network in the Midwest that we sold to a roaming partner in late December 2012 although we are embarking on some network upgrades and expansions in 2013 that should benefit wholesale revenue before the end of 2013.

        International wireless revenue.     International Wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

        International wireless revenue increased by $9.4 million, or 13%, to $81.6 million for the year ended December 31, 2012, from $72.2 million for the year ended December 31, 2011 due mainly to our Bermuda Merger in 2011 and subscriber growth in the U.S. Virgin Islands in 2012. This increase was partially offset by a decrease in roaming revenue in certain of our other international operations.

        While we have experienced subscriber growth in a number of our international markets, competition remains strong, and due to the fact that the majority of our international wireless subscribers are prepaid subscribers, revenue and subscriber levels could shift relatively quickly in future periods.

        Wireline revenue.     Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England and our wholesale transport operations in New York State. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

        Wireline revenue decreased by $0.1 million to $84.8 million for the year ended December 31, 2012, from $84.9 million in the prior year. The reductions of revenue in our enterprise business and in our international long distance business in Guyana were partially offset by the growth in our data revenue in Guyana and in our wholesale transport revenue in the United States. We are in the process of expanding our fiber networks in New York and Vermont and as of December 31, 2012 have received $19.7 million of the $39.7 million New York-based stimulus grant awarded to us in late 2009 and $18.2 million of the $33.4 million stimulus grant in connection with the expansion of our fiber network in Vermont. We expect to complete the construction of these expansions by the end of 2013.

        We anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share, if we cease to be the exclusive provider of domestic fixed and international long distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See "Business—Guyana Regulation".

        Equipment and other revenue.     Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

        Equipment and other revenue increased by $5.4 million, or 18% to $35.2 million for the year ended December 31, 2012, from $29.8 million for the year ended December 31, 2011. Equipment revenue in our U.S. Wireless segment increased as the result of an increase in gross subscriber additions and an increase in smartphone sales. Equipment and other revenue also increased in our International Integrated Telephony segment due to increased smartphone sales.

        We believe that equipment and other revenue could continue to increase as a large portion of the two-year contracts with Alltel subscribers continue to expire, resulting in increased upgrades. In addition, an increase in gross subscriber additions, more aggressive device subsidies and the continued growth in smartphone penetration could result in increased equipment revenues in future periods. Such increases in both gross subscriber additions and equipment revenues could be hindered by our challenges in obtaining some of the more popular handset devices.

        Termination and access fee expenses.     Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

        Termination and access fees decreased by $48.8 million, or 24% from $204.6 million for the year ended December 31, 2011 to $155.8 million for the year ended December 31, 2012. The decrease was primarily the result of a reduction in roaming expenses, decreased customer bad debt expense, and the elimination of duplicate costs from the Alltel Transition in our U.S. Wireless segment. These decreases were partially offset by an increase in data usage volume which increases "backhaul" costs as well as an increase in circuit costs within our U.S. Wireline segment as our network continues to expand.

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

        Engineering and operations expenses increased $3.5 million, or 4%, from $85.2 million to $88.7 million for the year ended December 31, 2011 and 2012, respectively. Network expansions in our International Integrated Telephony and Island Wireless segments in 2011 and 2012 increased our engineering and operations expenses, however, these were partially offset when we eliminated the redundant costs incurred in our Alltel Transition.

        We expect that engineering and operations expenses will be roughly proportional to the geographic size and technological capabilities of our network, and may increase over time as we increase our network capacity and capabilities, as well as through geographic expansion.

        Sales and marketing expenses.     Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses decreased by $14.6 million, or 11%, from $136 million for the year ended December 31, 2011 to $121.4 million for the year ended December 31, 2012. The decrease in sales and marketing expenses was the result of the elimination of expenses associated with the Alltel Transition and the increased promotional expenses in 2011 relating to our CellOne brand re-launch in Bermuda. These decreases, however, were partially offset by a rise in sales and marketing expenses in our International Integrated Telephony segment as a result of increased promotional campaigns.

        We expect that sales and marketing expenses will remain relatively constant as a percentage of revenue for the short term as we continue to incur promotional and retention costs in an attempt to offset customer churn and increase gross customer additions in our U.S. Wireless segment. In the longer term, these costs should decrease as a percentage of revenue.

        Equipment expenses.     Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

        Equipment expenses increased by $18.4 million, or 25%, from $74.1 million for the year ended December 31, 2011 to $92.5 million for the year ended December 31, 2012. This increase is largely the result of higher gross subscriber additions and an increase in smartphone sales in our U.S. Wireless and International Integrated Telephony segments. A decline in equipment expenses in Bermuda during the past year, as compared to the increased expenses we incurred in connection with the Bermuda Merger in 2011, partially offset these increases in 2012.

        We believe that equipment expenses could continue to rise in the first half of 2013 as a large portion of our two-year contracts with Alltel subscribers will be expiring, resulting in more upgrades as compared to 2012 and due to increased demand for more expensive smartphone handset devices. We may also choose, from time to time, to raise device subsidies to attract and retain customers.

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

        General and administrative expenses decreased by $13.7 million, or 14%, from $99.1 million for the year ended December 31, 2011 to $85.4 million for the year ended December 31, 2012 primarily as a result of the completion of the Alltel Transition. During this transition period, we incurred a significant overlap of certain general and administrative expenses. These expense declines were partially offset by an increase in expenses in Bermuda in 2012 as a result of the Bermuda Merger in 2011 and an increase in corporate overhead expenses.

        We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

        Acquisition and disposition related charges.     Acquisition and disposition related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Acquisition and disposition related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

        We incurred $0.9 million of acquisition and disposition related charges for the year ended December 31, 2012 and $0.8 million of acquisition and disposition related charges for the year ended December 31, 2011.

        We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to work towards completion of the Alltel Sale and to explore additional acquisition opportunities.

        Depreciation and amortization expenses.     Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

        Depreciation and amortization expenses increased by $1.3 million, or 1%, from $104.2 million for the year ended December 31, 2011 to $105.5 million for the year ended December 31, 2012. The increase is primarily due to additional fixed assets associated with the development of operational and business support systems which were put in service at the end of the Alltel Transition as well as the addition of tangible and intangible assets acquired in our Bermuda Merger.

        We expect depreciation expense to continue to increase as we acquire more tangible assets to expand or upgrade our networks. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

        Impairment of intangible assets.     We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2012 and determined that one of our telecommunications licenses used in our Island Wireless segment was impaired. As a result, we recorded a non-cash impairment charge for the entire $3.4 million net book value of the license during the year ended December 31, 2012.

        Gain on disposition of long-lived assets.     During the year ended December 31, 2012, we sold certain network assets and spectrum in the midwestern United States used in our wholesale U.S.

Wireless business for proceeds of $15.6 million and recognized a gain on such disposition of $11.6 million.

        Interest expense.     Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

        Interest expense decreased from $17.4 million for the year ended December 31, 2011 to $14.1 million for the year ended December 31, 2012 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012. As of December 31, 2012, we had $272.1 million in outstanding debt as compared to $286.0 million as of December 31, 2011.

        Interest income.     Interest income represents interest earned on our cash and cash equivalents. An increase in our cash balances during 2012 was offset by a reduction in the interest rates that we earned on those balances. As a result, interest income remained consistent at $0.4 million for the years ended December 31, 2011 and 2012.

        Equity in earnings of an unconsolidated affiliate.     Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment. Equity in earnings of an unconsolidated affiliate was $3.0 million for the year ended December 31, 2011 compared to $3.5 million for the year ended December 31, 2012.

        Other income (expense), net.     Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $1.1 million and $2.3 million for the years ended December 31, 2011 and 2012 respectively.

        Income taxes.     Our effective tax rates for the year ended December 31, 2011 and 2012 were 48% and 42%, respectively. Our effective tax rate declined in 2012 as the result of an increased proportional share of income in lower taxed jurisdictions, such as Bermuda and the U.S., as compared to 2011. In addition, we recorded a $1.1 million benefit, net of reserves, relating to U.S. research and development tax credits claimed for 2010 and 2011 that positively impacted the effective tax rate by approximately 1.2%. Excluding the research and development tax credits, our effective tax rates were higher than the statutory federal income tax rate of 35% due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) the portion of our earnings that include losses generated in non-tax foreign jurisdictions for which we receive no tax benefit. Our consolidated tax rate will continue to be impacted by the shift in the mix of income generated in the jurisdictions in which we operate.

        Net income attributable to non-controlling interests.     Net loss attributable to non-controlling interests reflected an allocation of $0.1 million and $4.2 million of income generated by our less than wholly-owned subsidiaries for the year ended December 31, 2011 and 2012, respectively. The increase was the result of an increase in income generated by our less than wholly owned subsidiary in Bermuda due to the Bermuda Merger in 2011.

        Net income attributable to Atlantic Tele-Network, Inc. stockholders.     Net income attributable to Atlantic Tele-Network,  Inc. stockholders increased to $48.9 million for the year ended December 31, 2012 from $21.8 million for the year ended December 31, 2011. On a per share basis, net income increased to $3.13 per diluted share from $1.41 per diluted share for the year ended December 31, 2012 and 2011, respectively.

Results of Operations

Years Ended December 31, 2010 and 2011

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2010	2011
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$293,126	$370,218	$77,092	26.3%
Wholesale	159,807	201,993	42,186	26.4
International Wireless	50,615	72,230	21,615	42.7
Wireline	84,488	84,957	469	0.6
Equipment and Other	31,109	29,798	(1,311)	(4.2)

Total revenue	$619,145	$759,196	$140,051	22.6%

OPERATING EXPENSES:
Termination and access fees	160,554	204,604	44,050	27.4
Engineering and operations	71,032	85,236	14,202	20.0
Sales, marketing and customer services	94,661	135,944	41,283	43.6
Equipment expense	75,335	74,105	(1,230)	(1.6)
General and administrative	88,783	99,097	10,314	11.6
Acquisition and disposition related charges	13,760	772	(12,988)	(94.4)
Depreciation and amortization	76,736	104,159	27,423	35.7
Impairment of goodwill	—	2,425	2,425	—
Gain on disposition of long-lived assets	—	(2,397)	(2,397)	—

Total operating expenses	$580,861	$703,945	$123,084	21.2%

Income from operations	38,284	55,251	16,967	44.3

OTHER INCOME (EXPENSE):
Interest expense	(9,956)	(17,370)	7,414	74.5
Interest income	551	427	(124)	(22.5)
Bargain purchase gain, net of taxes of $18,016	27,024	—	(27,024)	—
Equity in earnings of unconsolidated affiliate	743	3,029	2,286	307.7
Other income (expense), net	543	1,129	586	107.9

Other income, net	18,905	(12,785)	(31,690)	(167.6)

INCOME BEFORE INCOME TAXES	57,189	42,466	(14,723)	(25.7)
Income taxes	19,607	20,569	962	4.9

NET INCOME	37,582	21,897	(15,685)	(41.7)
Net (income) loss attributable to non-controlling interests	872	(103)	(975)	(111.8)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$38,454	$21,794	$(16,660)	(43.3)%

  U.S. Wireless revenue.

  Retail Revenue

        The retail portion of our U.S. Wireless revenue was $370.2 million for the year ended December 31, 2011 as compared to $293.1 million for the year ended December 31, 2010. The increase of $77.1 million, or 26%, was the result of 2011 representing a full year of operations of our Alltel

Acquisition, which we completed in April 2010, and was partially offset by a decrease in subscribers during the period subsequent to the acquisition.

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

  Wholesale Revenue

        The wholesale portion of our U.S. Wireless revenue increased to $202.0 million for the year ended December 31, 2011 from $159.8 million for the year ended December 31, 2010, an increase of $42.2 million, or 26%. The increase in wireless wholesale revenue was primarily due to a full year of operations from our Alltel Acquisition, which we completed in April 2010, as well as an increase in data usage from both our legacy U.S. roaming network and the Alltel network. This increase was partially offset by a decrease in revenues as a result of the overlapping of our networks with those of Verizon and AT&T, as well as a decline in voice traffic and the rates we charge certain carrier customers.

        International Wireless revenue.     International Wireless revenue increased by $21.6 million, or 43%, to $72.2 million for the year ended December 31, 2011, from $50.6 million for the year ended December 31, 2010. This increase primarily resulted from our completion of the Bermuda Merger in 2011 and a full year of new services that were launched in other Caribbean countries during 2010. The increase was also the result of a $2.4 million increase in wireless revenues in Guyana as a result of increased voice and data usage.

        Wireline revenue.     Wireline revenue increased by $0.5 million, or 1%, to $85.0 million for the year ended December 31, 2011 from $84.5 million for the year ended December 31, 2010. In Guyana, a $3.1 million decrease in international long distance revenue was partially offset by data revenue growth. The number of access lines in Guyana increased by 1%, from approximately 150,000 lines as of December 31, 2010 to approximately 152,000 lines as of December 31, 2011 and we experienced higher internet revenues during the year ended December 31, 2011 from our newly built fiber optic submarine cable in Guyana.

        Wireline revenue in the U.S. remained relatively consistent compared with the previous year as we saw increased revenue from our upstate New York wholesale transport service business. We continued to add business customers in the U.S. for our voice and data services; however, the overall revenue increase was offset by a decline in the residential data business in Vermont and New Hampshire, including dial-up internet services.

        Equipment and other revenue.     Equipment and other revenue decreased by $1.3 million, or 4%, to $29.8 million for the year ended December 31, 2011, down from $31.1 million for the year ended December 31, 2010. The decrease was due to the substantial completion of our transition of the Alltel subscribers from one-year contracts to the more traditional two-year contracts resulting in fewer upgrades in 2011 as compared to 2010. The decrease was partially offset by increased equipment sales in Bermuda, mainly as a result of the Bermuda Merger.

        Termination and access fee expenses.     Termination and access fees increased by $44.0 million, or 27% from $160.6 million for the year ended December 31, 2010 to $204.6 million for the year ended December 31, 2011. Such increase reflects a full year of operations of the Alltel Acquisition as well as the Bermuda Merger. The increase in termination and access fees was also the result of an increase in call and data volume, partially offset by a decrease in customer bad debt expense.

        Engineering and operations expenses.     Engineering and operations expenses increased by $14.2 million, or 20%, from $71.0 million for the year ended December 31, 2010 to $85.2 million for the year ended December 31, 2011 as a result of the 2011 period reflecting a full year of operations from our Alltel Acquisition. Engineering and operations also increased as a result of the completion of our Bermuda Merger in May 2011. Such increase, however, was partially offset by the completion of the Alltel Transition in July 2011 which eliminated significant duplicate and transition-related expenses we had been incurring since April 2010. In addition, engineering and operations expenses increased in 2011 due to the expansion of networks and a full year of results in 2011 for the 2010 launches of new services at many of our international subsidiaries.

        Sales and marketing expenses.     Sales and marketing expenses increased by $41.3 million, or 44%, from $94.7 million for the year ended December 31, 2010 to $136.0 million for the year ended December 31, 2011 as a result of the Alltel Acquisition. The increase in sales and marketing expenses reflects a full year of operations from our Alltel Acquisition but such increase was partially offset by the Alltel Transition. In addition, sales and marketing expenses increased in 2011 as a result of the Bermuda Merger.

        Equipment expenses.     Equipment expenses decreased by $1.2 million from $75.3 million, or 2%, for the year ended December 31, 2010 to $74.1 million for the year ended December 31, 2011. The decrease was impacted by the accelerated pace of customer contract renewals and extensions we experienced in 2010.

        General and administrative expenses.     General and administrative expenses increased by $10.3 million, or 12%, from $88.8 million for the year ended December 31, 2010 to $99.1 million for the year ended December 31, 2011 as a result of the 2011 period reflecting a full year of operations from our Alltel Acquisition. This increase was partially offset by the completion of the Alltel Transition in July 2011. During this transition period, we incurred a significant overlap of certain general and administrative expenses.

        Acquisition-related charges.     For the year ended December 31, 2011, acquisition-related charges were $0.8 million, as compared to the $13.8 million incurred in connection with the Alltel Acquisition during the year ended December 31, 2010.

        Depreciation and amortization expenses.     Depreciation and amortization expenses increased by $27.4 million from $76.7 million for the year ended December 31, 2010 to $104.1 million for the year ended December 31, 2011. The increase was primarily due to the addition of the tangible and intangible assets acquired with the Alltel Acquisition and Bermuda Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and Island Wireless businesses.

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

        Equity in earnings of an unconsolidated affiliate.     Equity in earnings of an unconsolidated affiliate was $0.7 million for the year ended December 31, 2010 as compared to $3.0 million for the year ended December 31, 2011. We acquired this equity-method investment on April 26, 2010 from our Alltel Acquisition.

        Other income (expense), net.     Other income (expense), net was $0.5 million and $1.1 million for the years ended December 31, 2010 and 2011, respectively.

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

  Liquidity and Capital Resources

        Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months of working capital and capital expenditures.

  Uses of Cash

        Capital Expenditures.     A significant use of our cash has been for capital expenditures to expand and upgrade our networks.

        For the years ended December 31, 2011 and 2012, we spent approximately $101.4 million and $77.4 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2011	$67,843	$19,317	$7,485	$3,336	$3,420	$101,401
2012	44,058	14,369	4,529	10,508	2,956	77,421

        We are continuing to invest in expanding our networks in many of our markets and updating our operating and business support systems. Our 2012 capital expenditures were lower than our previously disclosed forecast of $90 million to $110 million primarily as a result of a delay in certain 2012 capital projects which are now forecasted for 2013. We currently anticipate that capital expenditures for the year ended December 31, 2013 will be between $95 million and $105 million, assuming the Alltel Sale transaction proceeds as anticipated.

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

        Dividends.     We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2012, dividends to our stockholders, which includes an additional payment made in December 2012, were approximately $18.5 million. We have paid quarterly dividends for the last 57 fiscal quarters.

        Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of December 31, 2012 repurchasing our common stock. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

         Debt Service and Other Contractual Commitments Table.     The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2012 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In millions)
Debt	$272.1	$15.7	$30.4	$84.3	$141.7
Interest rate derivatives	11.1	—	9.9	0.8	0.4
Uncertain tax positions	10.3	10.3	—	—	—
Pension obligations	11.7	0.5	0.8	1.1	9.3
Operating lease obligations	126.4	34.9	49.2	21.8	20.5

Total	$431.6	$61.4	$90.3	$108.0	$171.9

  Sources of Cash

        Total liquidity at December 31, 2012.     As of December 31, 2012, we had approximately $136.6 million in cash and cash equivalents, an increase of $87.9 million from the December 31, 2011 balance of $48.7 million. The increase in our cash and cash equivalents is attributable to an increase in cash provided by our operating activities partially offset by investments in capital expenditures and dividends paid to our stockholders.

        Cash generated by operations.     Cash provided by operating activities was $132.6 million for the year ended December 31, 2011 and $187.5 million for the year ended December 31, 2012, an increase of $54.9 million. Of this increase, $31.3 million is attributable to an increase in net income predominantly as a result of the completion of the Alltel Transition and the completion of the Bermuda Merger. The remainder of the increase in cash generated by operations was the result of an $11.5 million income tax refund as well changes in our working capital.

        Cash used in financing activities.     Cash used in financing activities increased by $11.7 million from $25.6 million to $37.3 million for the years ended December 31, 2011 and 2012, respectively. The increase was primarily the result of an additional dividend paid to our stockholders in 2012, increased principal repayments on our credit facility and the payment of debt issuance costs in connection with an amendment to our credit facility effective May 18, 2012.

  Loan Facilities—Bank

        On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the "Amended Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        On October 29, 2012, we further amended our Amended Credit Facility to provide for an additional letter of credit sub-facility to our revolver loan, to be available for issuance in connection with the Company's Mobility Fund Grant obligations. Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. We currently have no Mobility Fund letters of credit outstanding. Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit. If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund support.

        The term loan A-1 is $125 million and matures on June 30, 2017 (the "Term Loan A-1"). The term loan A-2 is $150 million and matures on June 30, 2019 (the "Term Loan A-2" and collectively with the Term Loan A-1, the "Term Loans"). Each of the Term Loans require certain quarterly repayment obligations. The revolver loan matures on June 30, 2017. We may prepay the Amended Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

        Amounts borrowed under the Term Loan A-1 and the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 0.50% to 2.00%). Amounts borrowed under the Term Loan A-2 bear interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 2.50% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.50% to 3.00%. The base rate is equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; and (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin is determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility.

        Certain of our domestic subsidiaries are guarantors of our obligations under the Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and the guarantor subsidiaries, including its principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of our equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including our principal operating subsidiaries.

        Borrowings as of December 31, 2012, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.36%. Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of December 31, 2012. Upon completing the Amended Credit Facility, we expensed $0.7 million of deferred financing costs which are included in other income (expense) within the statement of operations for the year ended December 31, 2012.

        Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

        The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of December 31, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

        Prior to the execution of the Amended Credit Facility, our existing credit facility with CoBank, ACB, entered into on September 30, 2010 (the "Previous Credit Facility") provided for $275.0 million in term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval. These term loans were scheduled to mature on September 30, 2014 and required certain quarterly repayment obligations. The revolver loan was scheduled to mature on September 10, 2014. As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Previous Credit Facility bore interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin was determined based on the ratio of our indebtedness to our EBITDA (each as defined in the Previous Credit Facility agreement).

   Factors Affecting Sources of Liquidity

        Internally generated funds.     The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry. For a discussion of regulatory risks in Guyana that could have an adverse impact on our liquidity, see "Risk Factors—Risks Relating to Our Wireless and Wireline Services in Guyana", and "Business—Guyana Regulation".

        Restrictions under credit facility.     The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of December 31, 2012, we were in compliance with all of the financial covenants of the Amended Credit Facility, as amended.

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

        Long-Lived and Intangible Assets.     In accordance with the authoritative guidance regarding the accounting for impairments or disposals of long-lived assets and the authoritative guidance for the accounting for goodwill and other intangible assets, we evaluate the carrying value of our long-lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to non-current assets subject to depreciation and amortization and discounted cash flows for intangible assets not subject to amortization are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

        Impairment of intangible assets.     We assess the recoverability of the value of our FCC licenses using a market approach. We believe that our FCC licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, we may be required to record an impairment charge. We test the impairment of our FCC licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of FCC licenses with their carrying amount on a license by license basis.

        We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2012, and it was determined that no impairment of any of our telecommunications licenses existed during the year ended December 31, 2012 except for one of our reporting units in the Island Wireless segment. The impairment arose from a culmination of factors arising from poor economic conditions in the geographic region which resulted in a fair value determination that was below the book value of the reporting unit's telecommunications license. As a result, we recorded a non-cash impairment charge of $3.4 million during the year ended December 31, 2012. The cash flow assumptions used in the level 3 valuation included a discount rate of 16%, a cash flow period of 10 years and a terminal value determined based on projected long-range inflation and long-term industry projections of 3.0%. If earnings forecast assumptions increased by 10% or the discount rate decreased by 10%, the impairment would have decreased by $0.9 million and $1.1 million, respectively. As the related license was fully impaired, any decrease in the earnings forecasts or increase in the discount rate would have no impact on the level of impairment.

         Contingencies.     We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $39.9 million at December 31, 2012, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. The Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2012.

  Recent Accounting Pronouncements

        In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

        In July 2012, the FASB issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. This new guidance is effective for fiscal years beginning after September 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.     The only material foreign currency for which we have a material exposure is in Guyana. The functional currency we use in Guyana is the U.S. dollar because a significant portion of our Guyana revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. However, the Guyanese exchange rate has remained at approximately 205 Guyana dollars to 1 U.S. dollar since 2004, and as a result, we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

        Interest Rate Sensitivity.     Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of December 31, 2012, $147.1 million of our long term debt had a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $125.0 million of long term debt as of December 31, 2012 was subject to interest rate risk. As a result of our hedging policy, we believe our exposure to fluctuations in interest rates is not material.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this Report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on its assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria. Our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears on page F-2.

Changes in Internal Control over Financial Reporting

        During the year, including in the fourth quarter, the Company identified violations of certain of the Company's policies and problems in the internal control environment at its GT&T subsidiary. The Company has taken steps to address these matters, as described in the Company's Form 10-Q for the quarter ended June 30, 2012, and has taken additional steps during the fourth quarter and subsequent to the year-end, including replacing other senior personnel. The Company has devoted additional resources to the oversight and monitoring of this subsidiary. The Company expects to continue efforts to improve the internal control environment at GT&T, including through additional training. Lastly, in January 2013, GT&T announced the appointment of a new chief executive officer and a new chief financial officer effective March 1, 2013 and April 1, 2013, respectively.

        Other than the management change at GT&T described above, there was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 18, 2013, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	48	President and Chief Executive Officer
Justin D. Benincasa	51	Chief Financial Officer and Treasurer
William F. Kreisher	50	Senior Vice President, Corporate Development
Leonard Q. Slap	53	Senior Vice President, General Counsel and Secretary
Karl D. Noone	44	Senior Vice President and Corporate Controller

        Michael T. Prior is our President and Chief Executive Officer and a member of the Board of Directors. Mr. Prior joined us in 2003 as our Chief Financial Officer and Treasurer and became our Chief Executive Officer in 2005. Before joining us, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors. Mr. Prior began his career as a corporate lawyer with Cleary Gottlieb Steen & Hamilton in London and New York. Mr. Prior received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. Mr. Prior is currently Chairman of the Competitive Carriers Association (formerly known as Rural Carriers Association or RCA). Mr. Prior is also an active member of the Board of Trustees of Essex County Community Foundation, an area non-profit organization which serves to promote philanthropy and support charitable activities in the community.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (or "2013 Proxy Statement") under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2013 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive and director compensation will be set forth in our 2013 Proxy Statement under "Executive Officer Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2013 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2013 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2013 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2013 Proxy Statement under "Independent Auditor" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 18th day of March, 2013.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2013.

Signature	Title

/s/ MICHAEL T. PRIOR Michael T. Prior	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ JUSTIN D. BENINCASA Justin D. Benincasa	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
/s/ CORNELIUS B. PRIOR, JR. Cornelius B. Prior, Jr.	Chairman
/s/ MARTIN L. BUDD Martin L. Budd	Director
/s/ MICHAEL T. FLYNN Michael T. Flynn	Director
/s/ LIANE J. PELLETIER Liane J. Pelletier	Director
/s/ CHARLES J. ROESSLEIN Charles J. Roesslein	Director
/s/ BRIAN A. SCHUCHMAN Brian A. Schuchman	Director

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIAIRIES
CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2010, 2011 and 2012

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc., and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 18, 2013

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2012

(In Thousands, Except Share Data)

	December 31,
	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$48,735	$136,647
Accounts receivable, net of allowances of $15.3 million and $14.6 million, respectively	71,159	73,091
Materials and supplies	20,802	27,080
Deferred income taxes	21,921	8,349
Income tax receivable	11,545	—
Prepayments and other current assets	9,738	10,984

Total current assets	183,900	256,151

Fixed Assets:
Property, plant and equipment	813,391	869,344
Less accumulated depreciation	(330,188)	(418,797)

Net fixed assets	483,203	450,547

Telecommunication licenses	87,468	90,458
Goodwill	45,077	45,077
Trade name license, net	13,013	12,534
Customer relationships, net	41,314	32,835
Other assets	19,756	23,273

Total assets	$873,731	$910,875

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$25,068	$15,680
Accounts payable and accrued liabilities	57,262	50,259
Dividends payable	3,548	—
Accrued taxes	7,739	30,153
Advance payments and deposits	15,834	18,998
Other current liabilities	36,327	44,115

Total current liabilities	145,778	159,205

Deferred income taxes	88,906	84,006
Other liabilities	29,371	22,524
Long-term debt, excluding current portion	257,146	250,900

Total liabilities	521,201	516,635

Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 15,955,886 and 16,090,544 shares issued, respectively, and 15,451,238 and 15,576,721 shares outstanding, respectively	160	160
Treasury stock, at cost; 504,648 and 513,823 shares, respectively	(4,942)	(5,286)
Additional paid-in capital	118,620	123,253
Retained earnings	190,327	224,316
Accumulated other comprehensive loss	(9,899)	(8,297)

Total Atlantic Tele-Network, Inc. stockholders' equity	294,266	334,146

Non-controlling interests	58,264	60,094

Total equity	352,530	394,240

Total liabilities and equity	$873,731	$910,875

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2010, 2011 and 2012

(In Thousands, Except Per Share Data)

	December 31,
	2010	2011	2012
REVENUE:
U.S. Wireless
Retail	$293,126	$370,218	$337,784
Wholesale	159,807	201,993	201,938
International wireless	50,615	72,230	81,619
Wireline	84,488	84,957	84,828
Equipment and Other	31,109	29,798	35,197

Total revenue	619,145	759,196	741,366

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	160,554	204,604	155,797
Engineering and operations	71,032	85,236	88,756
Sales and marketing	94,661	135,944	121,381
Equipment expense	75,335	74,105	92,517
General and administrative	88,783	99,097	85,354
Acquisition-related charges	13,760	772	868
Depreciation and amortization	76,736	104,159	105,487
Impairment of intangible assets	—	2,425	3,350
Gain on disposition of long-lived assets	—	(2,397)	(11,605)

Total operating expenses	580,861	703,945	641,905

Income from operations	38,284	55,251	99,461

OTHER INCOME (EXPENSE)
Interest expense	(9,956)	(17,370)	(14,124)
Interest income	551	427	406
Gain on bargain purchase, net of deferred taxes of $18,016	27,024	—	—
Equity in earnings of unconsolidated affiliate	743	3,029	3,535
Other income, net	543	1,129	2,346

Other income (expense), net	18,905	(12,785)	(7,837)

INCOME BEFORE INCOME TAXES	57,189	42,466	91,624
Income taxes	19,607	20,569	38,457

NET INCOME	37,582	21,897	53,167
Net loss (income) attributable to non-controlling interests, net of tax of $1.9 million, $2.4 million, and $2.5 million, respectively	872	(103)	(4,235)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$38,454	$21,794	$48,932

NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Basic	$2.51	$1.42	$3.15

Diluted	$2.48	$1.41	$3.13

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,323	15,396	15,531

Diluted	15,483	15,495	15,619

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.84	$0.90	$0.96

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2010, 2011, and 2012

(in thousands)

	Year Ended December 31,
	2010	2011	2012
Net income	$37,582	$21,897	$53,167
Other comprehensive income:
Foreign currency translation adjustment	(7)	13	—
Projected pension benefit obligation, net of tax (expense) benefit of $(0.2) million, $(0.2) million and $1.2 million	(225)	(274)	1,395
Unrealized (loss) gain on interest rate swap, net of tax (expense) benefit of $(1.0) million, $(1.7) million, and $0.1 million	(1,555)	(2,579)	207

Other comprehensive (loss) income, net of tax	(1,787)	(2,840)	1,602

Comprehensive income	35,795	19,057	54,769
Less: Comprehensive loss (income) attributable to non-controlling interests	872	(103)	(4,235)

Comprehensive income attributable to Atlantic Tele-Network, Inc.	$36,667	$18,954	$50,534

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2010, 2011, and 2012

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2009	158	(4,687)	108,720	156,827	(5,272)	255,746	26,687	282,433
Reissuance of 790 shares of common stock from treasury under Directors' Remuneration Plan	—	7	(7)	—	—	—	—	—
Issuance of 85,500 shares of common stock upon exercise of stock options	1	—	1,651	—	—	1,652	—	1,652
Purchase of 1,331 shares of common stock	—	(44)	—	—	—	(44)	—	(44)
Stock-based compensation	—	—	2,043	—	—	2,043	—	2,043
Dividends declared on common stock	—	—	—	(12,891)	—	(12,891)	(1,870)	(14,761)
Tax benefit from stock options exercised	—	—	595	—	—	595	—	595
Non-controlling interest in equity acquired	—	—	—	—	—	—	17,947	17,947
Investments made by minority shareholders	—	—	—	—	—	—	3,376	3,376
Comprehensive income:
Net income (loss)	—	—	—	38,454	—	38,454	(872)	37,582
Other comprehensive income, net of tax benefit of $1,236	—	—	—	—	(1,787)	(1,787)	—	(1,787)

Total comprehensive income						36,667	(872)	35,795

Balance, December 31, 2010	159	(4,724)	113,002	182,390	(7,059)	283,768	45,268	329,036
Issuance of 51,602 shares of common stock upon exercise of stock options	1	—	1,174	—	—	1,175	—	1,175
Purchase of 5,470 shares of common stock	—	(218)	—	—	—	(218)	—	(218)
Stock-based compensation	—	—	3,249	—	—	3,249	—	3,249
Dividends declared on common stock	—	—	—	(13,857)	—	(13,857)	(2,813)	(16,670)
Non-controlling interest in equity acquired, net of tax of $2,280	—	—	1,195	—	—	1,195	11,923	13,118
Investments made by minority shareholders	—	—	—	—	—	—	3,783	3,783
Comprehensive income:
Net income (loss)	—	—	—	21,794	—	21,794	103	21,897
Other comprehensive income, net of tax benefit of $1,327	—	—	—	—	(2,840)	(2,840)	—	(2,840)

Total comprehensive income						18,954	103	19,057

Balance, December 31, 2011	$160	$(4,942)	$118,620	$190,327	$(9,899)	$294,266	$58,264	$352,530
Issuance of 62,575 shares of common stock upon exercise of stock options	—	—	1,452	—	—	1,452	—	1,452
Purchase of 9,175 shares of common stock	—	(344)	—	—	—	(344)	—	(344)
Stock-based compensation	—	—	3,543	—	—	3,543	—	3,543
Dividends declared on common stock	—	—	—	(14,943)	—	(14,943)	(3,389)	(18,332)
Tax benefit from stock options exercised	—	—	(362)	—	—	(362)	—	(362)
Non-controlling interest in equity acquired	—	—	—	—	—	—	(77)	(77)
Investments made by minority shareholders	—	—	—	—	—	—	1,061	1,061
Comprehensive income:
Net income (loss)	—	—	—	48,932	—	48,932	4,235	53,167
Other comprehensive income, net of tax of $1,315	—	—	—	—	1,602	1,602	—	1,602

Total comprehensive income	—	—	—	—	—	50,534	4,235	54,769

Balance, December 31, 2012	$160	$(5,286)	$123,253	$224,316	$(8,297)	$334,146	$60,094	$394,240

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2011 and 2012

(In Thousands)

	December 31,
	2010	2011	2012
Cash flows from operating activities:
Net income	$37,582	$21,897	$53,167
Adjustments to reconcile net income to net cash flows provided by operating activities:
Bargain purchase gain, net of tax	(27,024)	—	—
Depreciation and amortization	76,736	104,159	105,487
Provision for doubtful accounts	17,261	14,822	14,006
Amortization and write off of debt discount and debt issuance costs	1,428	1,962	2,388
Stock-based compensation	2,043	3,249	3,543
Deferred income taxes	(348)	27,580	7,356
Equity in earnings of unconsolidated affiliates	(743)	(3,029)	(3,535)
Gain on disposition of long-lived assets	—	(2,397)	(11,605)
Impairment of intangibles	—	2,425	3,350
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(15,555)	(23,202)	(15,473)
Materials and supplies, prepayments, and other current assets	(26,281)	11,089	(6,562)
Prepaid income taxes	—	(1,922)	11,545
Accounts payable and accrued liabilities	52,261	(11,024)	(1,441)
Accrued taxes	(3,461)	(10,323)	21,953
Other	(11,098)	(2,683)	3,292

Net cash provided by operating activities	102,801	132,603	187,471

Cash flows from investing activities:
Capital expenditures	(135,688)	(101,401)	(77,421)
Acquisitions of businesses	(225,551)	—	—
Acquisitions of assets	(57)	—	—
Cash acquired in business combinations	53	4,087	—
Proceeds from disposition of long-lived assets	—	1,200	15,163
Decrease in restricted cash	4,782	467	—

Net cash used in investing activities	(356,461)	(95,647)	(62,258)

Cash flows from financing activities:
Dividends paid on common stock	(12,569)	(13,703)	(18,491)
Distribution to minority stockholders	(1,870)	(2,814)	(3,389)
Payment of debt issuance costs	(4,321)	(1,037)	(3,564)
Proceeds from stock option exercises	1,652	1,175	1,452
Principal repayments of term loan	(49,568)	(13,450)	(260,793)
Principal repayments of revolver loan	—	(132,911)	(74,534)
Purchase of common stock	(44)	(218)	(344)
Investments made by minority shareholders in consolidated affiliates	3,463	784	1,061
Proceeds from borrowings under term loan	200,000	—	275,000
Proceeds from borrowings under revolver loan	64,000	137,069	46,378
Repurchase of non-controlling interests	—	(446)	(77)

Net cash provided by (used in) financing activities	200,743	(25,551)	(37,301)

Net change in cash and cash equivalents	(52,917)	11,405	87,912
Cash and cash equivalents, beginning of year	90,247	37,330	48,735

Cash and cash equivalents, end of year	$37,330	$48,735	$136,647

Supplemental cash flow information:
Interest paid	$11,518	$18,173	$14,388

Taxes paid (refunded), net	$24,974	$3,902	$(2,704)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

  •
  Wireless.  In the United States, the Company offers wireless voice and data services to retail customers under the "Alltel" name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. The Company also offers wireless voice and data services to retail customers in Guyana under the "Cellink" name, in Bermuda under the "CellOne" name and in other smaller markets in the Caribbean and the United States.

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

        The following chart summarizes the operating activities of the Company's principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of December 31, 2012:

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

        Certain reclassifications have been made to the 2010 and 2011 financial statements in order to conform to the 2012 presentation.

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

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2012, the Company had deposits with banks in excess of FDIC insured limits and $41.1 million of its cash is on deposit with non-insured institutions such as corporate money market issuers and cash held in foreign banks. The Company's cash and cash equivalents are not subject to any restrictions (see Note 7). As of December 31, 2011 and 2012, the Company held $10.5 million and $23.4 million, respectively, of its cash in Guyanese dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Allowance for Doubtful Accounts

        The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon a number of factors including the credit worthiness of customers, the Company's historical experience with customers, the age of the receivable and current market and economic conditions. Such factors are reviewed and updated by the Company on a quarterly basis. Uncollectible amounts are charged against the allowance account.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets and as a reduction of depreciation expense over time the useful lives of the assets.

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $2.4 million and $2.5 million as of December 31, 2011 and 2012, respectively, for estimated costs associated with asset retirement obligations.

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

        The Company determined that there was no impairment of its fixed assets in any of the three years in the period ended December 31, 2012.

Goodwill and Indefinite-Lived Intangible Assets

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

        As of December 31, 2012, the Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) and determined that a $3.4 million impairment charge was required, as the book value of a certain telecommunications license exceeded its fair value by that amount. The Company performed its annual impairment test as of December 31, 2011 and determined that $2.4 million of its goodwill was impaired. See Note 6 for further details.

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

Long-Term Debt

        Debt is measured at amortized cost. Debt discounts, representing the difference between the proceeds and the principal amount of debt, are amortized as interest expense in the consolidated income statements over the period of the debt on a straight-line basis, which approximates the effective interest method. Debt issuance costs are capitalized as part of other assets in the consolidated balance sheet and are amortized as interest expense in the consolidated income statements over the period of the debt on a straight-line basis, which approximates the effective interest method. Interest costs are expensed, except for costs incurred for the construction of any qualifying asset which are capitalized during the period the assets are prepared for their intended use.

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Alltel's consolidated subsidiaries, Commnet's consolidated subsidiaries, Islandcom and Sovernet and its consolidated subsidiaries, along with their proportional share of the earnings or losses, net of any distributions. As described in Note 3, the Company reduced its ownership interest in its Bermuda wireless operations to a 42% controlling interest upon the completion of the merger with M3 Wireless, Ltd. in May 2011. The non-controlling interests in the accompanying consolidated balance sheets relating to the Company's Bermuda operations include the original investments of the remaining 58% ownership interests along with their proportional share of the earnings or losses, net of any distributions.

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

Customer	2010	2011	2012
AT&T	10%	8%	9%
Verizon	15%	15%	15%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company's consolidated accounts receivable, net of allowances, as of December 31, 2011 and 2012:

Customer	2011	2012
AT&T	16%	18%
Verizon	12%	13%

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
Level 3
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments and intangible assets that have been impaired whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

        Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2011 and 2012 are summarized as follows, excluding goodwill related to the Island Wireless segment which was impaired by $2.4 million to an adjusted carrying value of $0 at December 31, 2011 and telecom licenses related to the Island Wireless segment which was impaired by $3.4 million to an adjusted carrying value of $0 at December 31, 2012:

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	1,755	$—	1,755

Total assets measured at fair value	$1,755	$363	$2,118

Interest rate derivative (Note 8)	$—	$11,142	$11,142

Total liabilities measured at fair value	$—	$11,142	$11,142

Money Market Funds and Certificates of Deposit

        As of December 31, 2011 and 2012, this asset class consisted of time deposits at financial institutions denominated in U.S. dollars and a money market portfolio that is comprised of Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ended December 31,
	2010	2011	2012
Basic weighted-average common shares outstanding	15,323	15,396	15,531
Stock options	160	99	88

Diluted weighted-average common shares outstanding	15,483	15,495	15,619

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive (in thousands of shares):

	For the Year Ended December 31,
	2010	2011	2012
Stock options	126	274	367

Total	126	274	367

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock-based compensation and is expensing the fair value of grants of options to purchase common stock over their vesting period of four years. The Company granted 172,500 options in 2010; 146,500 options in 2011 and 64,000 options in 2012. Relating to grants of options, the Company recognized $1.1 million, $1.6 million and $1.8 million of non-cash, share- based compensation expense during 2010, 2011 and 2012, respectively. See Note 9 for assumptions used to calculate the fair value of the options granted.

        The Company has also issued 64,477 restricted shares of common stock in 2010; 21,925 restricted shares of common stock in 2011 and 72,083 shares of restricted stock in 2012. These shares are being charged to income based upon their fair values over their vesting period of four years. Non-cash equity-based compensation expense, related to the vesting of restricted shares issued was $0.9 million, $1.4 million and $1.8 million in 2010, 2011 and 2012, respectively.

        Stock-based compensation expense is recognized with general and administrative expenses within the Consolidated Statements of Operations.

Recent Accounting Pronouncements

        In February 2013, the FASB issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

        In July 2012, the FASB issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. This new guidance is effective for fiscal years beginning after September 15, 2012. The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased disclosures regarding valuation inputs and investment categorization. The adoption of this new accounting guidance in 2012 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        See Note 16 regarding the Company's January 22, 2013 announcement of its pending sale of Allied Wireless Communications Corporation's assets to AT&T Mobility LLC.

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

        The following table reflects unaudited pro forma results of operations of the Company for 2010, and 2011 assuming that the acquisitions of Alltel and M3 had occurred at the beginning of the earliest period presented (in thousands, except per share data):

	Year Ended December 31, 2010		Year Ended December 31, 2011
	As Reported	As Adjusted	As Reported	As Adjusted
Revenue	$619,145	$892,768	$759,196	$765,284
Net income attributable to ATN stockholders	38,454	56,502	21,794	22,329
Earnings per share:
Basic	$2.51	$3.69	$1.42	$1.45
Diluted	$2.48	$3.65	$1.41	$1.44

        The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following this transaction.

4. ACCOUNTS RECEIVABLE

        As of December 31, 2011 and 2012, accounts receivable consist of the following (in thousands):

	2011	2012
Retail	$47,259	$40,546
Wholesale	37,293	44,425
Other	1,946	2,673

Accounts receivable	86,498	87,644
Less: allowance for doubtful accounts	(15,339)	(14,553)

Total accounts receivable, net	$71,159	$73,091

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. FIXED ASSETS

        As of December 31, 2011 and 2012, property, plant and equipment consist of the following (in thousands):

	Useful Life (in Years)	2011	2012
Telecommunications equipment and towers	5 - 15	$666,969	$697,340
Office and computer equipment	3 - 10	47,063	53,579
Buildings	15 - 39	18,017	29,619
Transportation vehicles	3 - 10	7,679	8,610
Leasehold improvements	Shorter of useful life or lease term	20,515	19,876
Land	—	6,653	6,836
Furniture and fixtures	5 - 10	8,120	11,090

Total plant in service		775,016	826,950
Construction in progress		38,375	42,394

Total property, plant, and equipment		813,391	869,344
Less: Accumulated depreciation		(330,188)	(418,797)

Net fixed assets		$483,203	$450,547

        Depreciation and amortization of fixed assets using the straight-line method over the assets' estimated useful life for the years ended December 31, 2010, 2011 and 2012 was $68.5 million, $93.6 million and $96.5 million, respectively.

        For the years ended December 31, 2010, 2011 and 2012, amounts of capital expenditures were offset by grants of $1.6 million, $11.8 million and $30.6 million, respectively.

        During the year ended December 31, 2012, the Company sold certain network assets used in its wholesale U.S. Wireless business. The Company recorded a gain on this transaction, calculated as follows:

		(in thousands)
Sales proceeds		$15,629
Less net book value of assets sold:
Property, plant and equipment, cost	12,279
Accumulated depreciation	(8,263)

Property, plant and equipment, net book value		4,016
Other		8

Total net book value of assets sold		4,024

Gain on disposition of long-lived assets		11,605

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

        The Company performed its annual impairment assessment of its goodwill as of December 31, 2011. As a result of continued losses for one of the Company's reporting units in the Island Wireless segment which contributed to a decline in expected future cash flows, it was determined that the book value of one of the Island Wireless reporting units exceeded its fair value. As a result, it was concluded that all of the goodwill recorded in a reporting unit within the Company's Island Wireless segment was impaired. In connection with this assessment, the Company recorded a non-cash goodwill impairment charge of $2.4 million during the year ended December 31, 2011.

        The Company performed its annual impairment assessment of its goodwill as of December 31, 2012 and determined that no impairment charges were required, as the fair value of each reporting exceeded its book value.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        The changes in the carrying amount of goodwill, by operating segment, for the three years ended December 31, 2012 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2010	$32,148	$7,491	$4,758	$44,397
Acquired goodwill	—	—	3,105	3,105
Impairment charge	—	—	(2,425)	(2,425)

Balance at December 31, 2011	32,148	7,491	5,438	45,077

Acquired goodwill	—	—	—	—

Impairment charge	—	—	—	—

Balance at December 31, 2012	$32,148	$7,491	$5,438	$45,077

Telecommunications Licenses

        Telecommunications licenses are tested for impairment on a subsidiary by subsidiary basis. The Company performed its test of the fair values of licenses using a discounted cash flow model (the Greenfield Approach). The Greenfield Approach assumes a company initially owns only the telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain financial factors, including revenue growth rates, margins, and churn rates.

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

        Based upon the results of the Company's impairment tests, it was determined that no impairment of any of the Company's telecommunications licenses existed during the two years ended December 31, 2011.

        The Company performed its annual impairment assessment of its telecommunications licenses as of December 31, 2012, and it was determined that no impairment of any of the Company's telecommunications licenses existed during the year ended December 31, 2012 except for one of the Company's reporting units in the Island Wireless segment. The impairment arose from a culmination of factors arising from poor economic conditions in the geographic region which resulted in a fair value determination that was below the book value of the reporting unit's telecommunications license. As a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

result, the Company recorded a non-cash impairment charge of $3.4 million during the year ended December 31, 2012.

        The changes in the carrying amount of the Company's telecommunications licenses, by operating segment, for the three years ended December 31, 2012 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2010	$63,794	$31	$17,018	$80,843
Acquired licenses	525	—	6,100	6,625

Balance at December 31, 2011	64,319	31	23,118	87,468
Acquired licenses	6,340	—	—	6,340
Impairment charge	—	—	(3,350)	(3,350)

Balance at December 31, 2012	$70,659	$31	$19,768	$90,458

        The licenses acquired during 2011 and 2012 were acquired in all cash transactions from various parties and related to licenses expected to be available for use into perpetuity.

Customer Relationships

        The customer relationships are being amortized, on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $8.0 million, $10.3 million, and $8.5 million of amortization related to customer relationships during 2010, 2011, and 2012 respectively.

        Customer relationships as of December 31, 2011, by operating segment, are as follows:

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Gross	$55,500	$5,040	$3,028	$63,568
Accumulated amortization	(16,886)	(4,969)	(399)	(22,254)

Net	$38,614	$71	$2,629	$41,314

        Customer relationships as of December 31, 2012, by operating segment, are as follows:

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Gross	$55,500	$5,040	$3,028	$63,568
Accumulated amortization	(24,871)	(5,040)	(822)	(30,733)

Net	$30,629	$—	$2,206	$32,835

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Future amortization of customer relationships, by operating segment, is as follows (in thousands):

	U.S. Wireless	Island Wireless	Consolidated
2013	$6,442	$414	$6,856
2014	5,468	376	5,844
2015	4,769	343	5,112
2016	4,088	309	4,397
2017	3,367	276	3,643
Thereafter	6,495	488	6,983

Total	$30,629	$2,206	$32,835

Trade Name License

        Trade name licenses as of December 31, 2011, by operating segment are as follows:

	U.S. Wireless	Island Wireless	Consolidated
Gross	$13,400	$417	$13,817
Accumulated amortization	(804)	—	(804)

Net	$12,596	$417	$13,013

        Trade name licenses as of December 31, 2012, by operating segment are as follows:

	U.S. Wireless	Island Wireless	Consolidated
Gross	$13,400	$417	$13,817
Accumulated amortization	(1,283)	—	(1,283)

Net	$12,117	$417	$12,534

7. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31, 2011	December 31, 2012
Notes payable—Bank:
Term loans	$252,113	$268,000
Revolver loan	28,156	—
Note payable—other	5,752	4,072

Total outstanding debt	286,021	272,072
Less: current portion	(25,068)	(15,680)

Total long-term debt	260,953	256,392
Less: debt discount	(3,807)	(5,492)

Net carrying amount	$257,146	$250,900

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

Loan Facilities—Bank

        On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB (the "Amended Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        On October 29, 2012, the Company further amended its Amended Credit Facility to provide for an additional letter of credit sub-facility to its revolver loan, to be available for issuance in connection with the Company's Mobility Fund Grant obligations. Under the amendment, the Company has the ability to use up to $55 million of its revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. The Company currently has no Mobility Fund letters of credit outstanding.

        The term loan A-1 is $125 million and matures on June 30, 2017 (the "Term Loan A-1"). The term loan A-2 is $150 million and matures on June 30, 2019 (the "Term Loan A-2" and collectively with the Term Loan A-1, the "Term Loans"). Each of the Term Loans require certain quarterly repayment obligations. The revolver loan matures on June 30, 2017. The Company may prepay the Amended Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

        Amounts borrowed under the Term Loan A-1 and the revolver loan bear interest at a rate equal to, at the Company's option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 0.50% to 2.00%). Amounts borrowed under the Term Loan A-2 bear interest at a rate equal to, at the Company's option, either (i) the LIBOR plus an applicable margin ranging between 2.50% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.50% to 3.00%. The base rate is equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; and (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin is determined based on the ratio of the Company's indebtedness (as defined in the Amended Credit Facility) to its EBITDA (as defined in the Amended Credit Facility).

        Certain of the Company's domestic subsidiaries are guarantors of the Company's obligations under the Credit Agreement. Further, the Company's obligations are secured by (i) a first priority, perfected lien on substantially all the property and assets of the Company and the guarantor subsidiaries, including its principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of the Company's equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company's principal operating subsidiaries.

        Borrowings as of December 31, 2012, after considering the effect of the interest rate swap agreements as described in Note 8, bore a weighted-average interest rate of 4.36%. Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of December 31, 2012. Upon completing the Amended Credit Facility, the Company paid $3.6 million of debt issuance costs which is being amortized to interest expense over the life of the Amended Credit Facility. In addition, and upon completing the Amended Credit Facility, the Company expensed $0.7 million of deferred financing costs, which are included in other income (expense) within the statement of operations.

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

        The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of December 31, 2012, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

        Prior to the execution of the Amended Credit Facility, the Company's existing credit facility with CoBank, ACB, entered into on September 30, 2010 (the "Previous Credit Facility") provided for $275.0 million in term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $50.0 million, subject to lender approval. These term loans were scheduled to mature on September 30, 2014 and required certain quarterly repayment obligations. The revolver loan was scheduled to mature on September 10, 2014. As a result of an amendment entered into on September 16, 2011, amounts borrowed under the Previous Credit Facility bore interest at a rate equal to, at the Company's option, either (i) LIBOR plus an applicable margin ranging between 2.75% to 4.25% or (ii) a base rate plus an applicable margin ranging from 1.75% to 3.25% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 1.25% to 2.75%). The applicable margin was determined based on the ratio of the Company's indebtedness to its EBITDA (each as defined in the Previous Credit Facility agreement).

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

        The Company believes that the carrying value of its debt approximates fair value which was based on quoted market prices and falls within Level 2 of the fair value measurement hierarchy.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LONG-TERM DEBT (Continued)

        The Company believes that the carrying value of its debt approximates fair value. Future principal repayments of the term loans are as follows:

Principal Repayment
(in thousands)
2013	$15,680
2014	15,900
2015	14,492
2016	14,000
2017	70,250
Thereafter	141,750

Total principal repayments	$272,072

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Cash Flow Hedge of Interest Rate Risk

        The Company's objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps, designated as cash flow hedges, involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

        The total outstanding notional amount of cash flow hedges was $143.0 million as of December 31, 2012.

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

        Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company's variable-rate debt. For the year ended December 31, 2013, the Company estimates that an additional $4.1 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the current variable interest rate on the debt.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

        The table below presents the fair value of the Company's derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2011 and December 31, 2012 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2011	December 31, 2012
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,337	$11,142
Total derivatives designated as hedging instruments		$11,337	$11,142

        The table below presents the effect of the Company's derivative financial instruments on the consolidated income statements for the years December 31, 2011 and 2012 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2011	Interest Rate Swap	$7,816	Interest expense	$(4,172)
2012	Interest Rate Swap	3,959	Interest expense	(4,154)

Credit-risk-related Contingent Features

        The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

        As of December 31, 2012, the fair value of the interest rate swaps liability position related to these agreements was $11.1 million. As of December 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2012, it would have been required to settle its obligations under these agreements at their termination values of $11.1 million.

9. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Treasury Stock

        During 2010, 2011 and 2012, The Company repurchased the following shares from employees to satisfy tax obligations upon vesting's of restricted stock options:

Year Ended December 31	Shares Repurchased	Aggregate Cost	Average Repurchase Price
2010	1,331	$43,923	$33.00
2011	5,470	218,255	39.90
2012	9,175	344,166	37.51

        In addition, in 2010 the Company reissued 790 shares from its treasury to a Director under the Company's Director's Remuneration Plan.

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

        The following table summarizes stock option activity under the Company's share-based plans for the years ended December 31, 2011 and 2012:

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Year Ended December 31, 2012
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	720,648	$33.07
Granted	64,000	37.36
Forfeited	(1,625)	32.02
Exercised	(62,575)	23.22

Outstanding at December 31, 2012	720,448	34.31	6.33	3,499,252

Vested and expected to vest at December 31, 2012	713,728	34.28	6.31	3,488,633

Exercisable at December 31, 2012	453,698	32.02	5.27	2,987,705

        The unvested options as of December 31, 2012 represent $2.8 million in unamortized stock-based compensation which will be recognized over a weighted average term of 2.2 years.

        The following table summarizes information relating to options granted and exercised during 2010, 2011 and 2012 (in thousands, except fair value of options granted data):

	2010	2011	2012
Weighted-average of fair value of options granted	$18.26	$13.18	$15.27
Aggregate intrinsic value of options exercised	2,141	822	938
Cash proceeds received upon exercise of options	1,653	1,175	1,452
Tax benefits realized upon exercise of options	594	—	362

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

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following weighted average assumptions:

	Options Granted in
	2010	2011	2012
Risk-free interest rate	2.5%	2.1%	1.4%
Expected dividend yield	2.5%	2.7%	2.5%
Expected life	6.25 years	6.25 years	6.25 years
Expected volatility	50%	51%	53%

        The Company recognized $1.1 million, $1.6 million and $1.6 million, respectively, of stock compensation expense relating to the granting of stock options during 2010, 2011 and 2012, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. EQUITY (Continued)

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2011	76,287	42.10
Granted	22,925	34.64
Forfeited	—	—
Vested and issued	(30,439)	38.21

Unvested as of December 31, 2011	68,773	41.39

        The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2012	68,773	41.39
Granted	72,083	36.93
Forfeited	(1,499)	38.60
Vested and issued	(35,504)	37.58

Unvested as of December 31, 2012	103,853	39.63

        The weighted-average grant date fair value of shares granted for 2011 and 2012 were $34.64 per share and $36.93 per share, respectively. In connection with the grant of restricted shares, the Company recognized $0.9 million, $1.2 million and $1.9 million of compensation expense within its income statements for 2010, 2011 and 2012, respectively.

        The unvested shares as of December 31, 2012 represent $3.0 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.6 years.

10. INCOME TAXES

        The components of income before income taxes for the years ended December 31, 2010, 2011 and 2012 are as follows (in thousands):

	2010	2011	2012
Domestic	$39,958	$28,397	$73,077
Foreign	17,231	14,069	18,547

Total	$57,189	$42,466	$91,624

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2010, 2011, and 2012 (in thousands):

	2010	2011	2012
Tax computed at statutory U.S. federal income tax rates	$20,050	$14,863	$32,068
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	3,351	2,096	812
Bermuda and Turks & Caicos	1,535	2,854	503
Valuation allowance	5,250	—	832
Bargain purchase gain	(9,458)	—	—
Foreign tax reserve	(125)	556	2,359
State taxes	(21)	149	2,352
Research and development credit	—	(62)	(1,024)
Other, net	(975)	113	555

Income tax expense	$19,607	$20,569	$38,457

        The components of income tax expense (benefit) for the years ended December 31, 2010, 2011 and 2012 are as follows (in thousands):

	2010	2011	2012
Current:
United States—Federal	$6,517	$(19,716)	$18,917
United States—State	1,654	(16)	1,085
Foreign	11,784	12,721	11,099

Total current income tax expense (benefit)	19,955	(7,011)	$31,101

Deferred:
United States—Federal	2,333	29,553	6,124
United States—State	(1,467)	197	1,769
Foreign	(1,214)	(2,170)	(537)

Total deferred income tax expense (benefit)	(348)	27,580	7,356

Total income tax expense	$19,607	$20,569	$38,457

Consolidated:
United States—Federal	$8,850	$9,837	$25,041
United States—State	187	181	2,854
Foreign	10,570	10,551	10,562

Total income tax expense	$19,607	$20,569	$38,457

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2011 and 2012 (in thousands):

	2011	2012
Deferred tax assets:
Receivables reserve	$4,852	$4,589
Temporary differences not currently deductible for tax	9,910	12,540
Deferred compensation	1,376	1,851
Foreign tax credit carryforwards	16,755	15,395
Interest rate swap	4,535	4,457
Net operating losses	9,719	1,732
Tax credits	62	—
Pension benefits	640	—
Valuation allowance	(17,315)	(16,788)

Total deferred tax asset	$30,534	23,776

Deferred tax liabilities:
Property, plant and equipment, net	$55,762	$58,521
Intangible assets, net	39,477	38,034
Market discount	2,280	2,280
Pension	—	598

Total deferred tax liabilities	97,519	99,433

Net deferred tax liabilities	$66,985	$75,657

        Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2011	2012
Deferred tax assets:
Current	$21,921	$8,349
Long term	—	—

Total deferred tax asset	$21,921	$8,349

Deferred tax liabilities:
Current	$—	$—
Long term	88,906	84,006

Total deferred tax liabilities	$88,906	$84,006

Net deferred tax liabilities	$66,985	$75,657

        As of December 31, 2012, the Company estimated that it had state net operating loss carryforwards of $15.2 million that begin to expire in 2015.

        As part of the Alltel Acquisition and the associated levels of future debt and interest service, the Company re-examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has placed a full valuation

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. INCOME TAXES (Continued)

allowance against those credits during 2010. As of December 31, 2012, the Company continued to maintain a full valuation allowance against those credits.

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

        The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2012 (in thousands):

Gross unrecognized tax benefits at December 31, 2009	$5,507
Increase in uncertain tax positions	1,030
Lapse in statute of limitations	(125)

Gross unrecognized tax benefits at December 31, 2010	6,412
Increase in uncertain tax positions	590
Lapse in statute of limitations	(50)

Gross unrecognized tax benefits at December 31, 2011	6,952
Increase in uncertain tax positions	3,384
Lapse in statute of limitations	—

Gross unrecognized uncertain tax benefits at December 31, 2012	$10,336

        All $10.3 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material.

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's consolidated federal tax return is currently being audited for the years 2008 through 2011 and the State of Massachusetts for the years 2009 and 2010. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

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

        The weighted-average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2010, 2011 and 2012:

	2010	2011	2012
Discount rate	7.00%	6.25%	6.00%
Annual salary increase	7.50%	7.50%	7.50%
Expected long-term return on plan assets	8.00%	8.00%	8.00%

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

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2011 and 2012 (in thousands):

	2011	2012
Projected benefit obligations:
Balance at beginning of year:	$12,580	$13,355
Service cost	617	612
Interest cost	865	810
Benefits paid	(659)	(674)
Actuarial loss	(48)	(2,443)

Balance at end of year	$13,355	$11,660

Plan net assets:
Balance at beginning of year:	$11,736	$11,994
Actual return on plan assets	83	759
Company contributions	834	853
Benefits paid	(659)	(674)

Balance at end of year	$11,994	$12,932

(Under) over funded status of plan	$(1,361)	$1,272

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        The fair values for the pension plan's net assets, by asset category, at December 31, 2012 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$10,178	$10,178	$—	$—
Equity securities	1,189	1,189	—	—
Fixed income securities	1,564	854	710	—

Total	$12,931	$12,221	710	—

        The plan's weighted-average asset allocations at December 31, 2011 and 2012, by asset category are as follows:

	2011	2012
Cash, cash equivalents, money markets and other	80.3%	78.7%
Equity securities	8.0	9.2
Fixed income securities	11.7	12.1

Total	100.0%	100.0%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2011	2012
Other assets	$—	$1,272
Other liabilities	(1,361)	—
Accumulated other comprehensive loss, net of tax	2,714	1,318

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2011	2012
Net actuarial loss	$(5,390)	$(2,918)
Prior service cost	—	—

Accumulated other comprehensive loss, pre-tax	$(5,390)	$(2,918)

Accumulated other comprehensive loss, net of tax	$(2,714)	$(1,318)

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RETIREMENT PLANS (Continued)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2010, 2011 and 2012 (in thousands):

	2010	2011	2012
Service cost	$545	$617	$612
Interest cost	784	865	810
Expected return on plan assets	(835)	(961)	(972)
Amortization of unrecognized net actuarial loss	177	229	242
Amortization of prior service costs	11	11	—

Net periodic pension cost	$682	$761	$692

        For 2013, the Company expects to contribute approximately $754,000 to its pension plan.

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2013	537
2014	327
2015	444
2016	522
2017	541
2018 - 2022	4,127

6,498

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

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMITMENTS AND CONTINGENCIES (Continued)

in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses. These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. The Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government. Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company's knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company's consolidated financial position, results of operation or liquidity.

        In a letter dated September 8, 2006, the National Frequency Management Unit (NFMU) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T's inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecoms for decision of the matter. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter since 2009.

        On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T's exclusive license rights under Guyana's constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel's claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009 and the case is pending. The Company believes that any legal challenge to GT&T's exclusive license rights granted in 1990 is without merit and the Company intends to vigorously defend against such a legal challenge.

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

        On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T's exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol ("VoIP"). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service and are now temporarily stayed pending further court proceedings. Digicel, our main competitor in Guyana, in response to the trial court's findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana Public Utilities Commission. In response, the Guyana Public Utilities Commission ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T's network. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court's findings regarding the exclusivity of GT&T's license and its application to VoIP services.

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

Lease Commitments and Other Obligations

        The Company leases approximately 1.9 million square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non-cancelable operating leases. The Company's obligations for payments under these leases and equipment purchases are as follows at December 31, 2012 (in thousands):

2013	$64,639
2014	56,397
2015	52,927
2016	15,956
2017	11,369
Thereafter	27,816

Total obligations under operating leases	$229,104

        Rent expense for the years ended December 31, 2010, 2011 and 2012 was $33.3 million, $57.4 million and $57.4 million, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RELATED-PARTY TRANSACTIONS

Aruba

        In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture, which is consolidated in the Company's financial statements, is conducted through a newly-created company named Caribbean Telecom Partners, LLC ("CTP"), in which it invested $3.1 million in exchange for a 51% controlling interest. CTP is governed by a three-member board of directors, which consists of two members designated by the Company and one member designated by a member of the Company's Board of Directors, Brian A. Schuchman, who, through a company wholly-owned by him, owns the remaining 49% interest. Mr. Schuchman has historically overseen the day-to-day management of CTP and, through CTP, the day-to-day management of the underlying Aruba telecommunications business. While he will remain involved in the Company's Aruba operations, Mr. Schuchman no longer serves as principal operating officer of CTP, effective July 1, 2012. The Audit Committee of the Company's Board approved the above-described arrangement with Mr. Schuchman after review in accordance with the Company's Related Person Transaction policy.

14. SEGMENT REPORTING

        The Company has four reportable segments for separate disclosure in accordance with the FASB's authoritative guidance on disclosures about segments of an enterprise. Those four segments are: i) U.S. Wireless, which generates all of its revenues in and has all of its located assets in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in and has a majority of its assets located in Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

For the Year Ended December 31, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	370,218	—	—	—	—	370,218
Wholesale	201,993	—	—	—	—	201,993
International Wireless	—	27,138	45,092	—	—	72,230
Wireline	556	64,471	—	19,930	—	84,957
Equipment and Other	22,883	832	6,083	—	—	29,798

Total Revenue	595,650	92,441	51,175	19,930	—	759,196
Depreciation and amortization	72,106	18,058	9,914	3,182	899	104,159
Non-cash stock-based compensation	512	—	—	—	2,766	3,278
Operating income (loss)	56,664	26,734	(10,153)	255	(18,249)	55,251

For the Year Ended December 31, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	337,784	—	—	—	—	337,784
Wholesale	201,938	—	—	—	—	201,938
International Wireless	—	27,084	54,535	—	—	81,619
Wireline	602	64,428	—	21,331	(1,534)	84,828
Equipment and Other	27,826	1,738	5,634	—	—	35,197

Total Revenue	568,150	93,250	60,169	21,331	(1,534)	741,366
Depreciation and amortization	72,338	17,963	11,067	2,860	1,259	105,487
Non-cash stock-based compensation	220	—	—	—	3,324	3,544
Operating income (loss)	101,677	23,203	(3,263)	(2,481)	(19,675)	99,461

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2011:
Net fixed assets	$296,279	$129,069	$40,446	$9,126	$8,283	$483,203
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	544,388	171,676	84,057	22,790	50,820	873,731
December 31, 2012:
Net fixed assets	$262,372	$126,532	$33,745	$17,489	$10,409	$450,547
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	539,008	191,314	77,120	30,888	72,545	910,875

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT REPORTING (Continued)

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2010	$88,522	$26,019	$13,896	$2,050	$5,201	$135,688
2011	67,843	19,317	7,485	3,336	3,420	101,401
2012	45,058	14,369	4,529	10,508	2,956	77,421

        Reconciling items refer to corporate overhead matters and consolidating adjustments.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2011 and 2012 (in thousands):

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2012 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$182,890	$185,293	$188,798	$184,385
Operating expenses	164,731	162,219	159,168	155,787

Income from operations	18,159	23,074	29,630	28,598
Other income (expense), net	(2,441)	(3,328)	(2,105)	37

Income before income taxes	15,718	19,746	27,525	28,635
Income taxes	6,781	7,979	9,513	14,184

Net income	8,937	11,767	18,012	14,451
Net income attributable to non-controlling interests, net of tax	384	(1,237)	(2,047)	(1,335)

Net income attributable to Atlantic Tele-Network, Inc. stockholders	$9,321	$10,530	$15,965	$13,116

Earnings per share (basic)	$0.60	$0.68	$1.03	$0.84

Earnings per share (diluted)	$0.60	$0.67	$1.02	$0.84

16. SUBSEQUENT EVENT

Pending Sale of U.S. Retail Wireless Business

        On January 21, 2013, the Company entered into a Purchase Agreement with AT&T Mobility LLC ("AT&T") to sell certain of the wireless assets used in the Company's Alltel business (the "Alltel Sale"). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the year ended December 31, 2012, the Alltel business constituted approximately $464.4 million, or 63%, of the Company's consolidated revenues and $41.4 million, or 42%, of the Company's consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and we currently expect to complete the transaction in the second half of 2013.

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2010
Description:
Valuation allowance on foreign tax credit carryforwards	$11,734	$5,249	$—	$16,983
Allowance for doubtful accounts	4,032	17,261	7,455	13,838

	$15,766	$22,510	$7,455	$30,821

YEAR ENDED, December 31, 2011
Description:
Valuation allowance on foreign tax credit carryforwards	$16,983	$—	$228	$16,755
Valuation allowance on foreign net operating losses	—	560	—	560
Allowance for doubtful accounts	13,838	14,822	13,321	15,339

	$30,821	$15,382	$13,549	$32,654

YEAR ENDED, December 31, 2012
Description:
Valuation allowance on foreign tax credit carryforwards	$16,755	$—	$1,359	$15,396
Valuation allowance on foreign net operating losses	560	338	—	898
Valuation allowance on state net operating losses	—	494	—	494
Allowance for doubtful accounts	15,339	14,006	14,792	14,553

	$32,654	$14,838	$16,151	$31,341

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2012

2.1		Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele-Network, Inc. and Allied Wireless Communications Corporation. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on January 24, 2013).

3.1		Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele-Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed August 14, 2006).

3.3		By-Laws of Atlantic Tele-Network, Inc., as amended and restated on March 7, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2005 filed March 31, 2006).

10.1	*	Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 27, 2010).

10.2	*	Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on August 11, 2010).

10.3	*	Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).

10.4	*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.5	*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.6	*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).

10.7	*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

10.8	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.9	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

Ex-1

10.10	*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.11	*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.12	*	Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).

10.13		Second Amended and Restated Credit Agreement dated as of September 30, 2010 by and between Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger and Issuing Lender, the Guarantors named therein, and the other Lenders named therein. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on October 1, 2010).

10.14		Amendment and Confirmation Agreement dated as of June 30, 2011 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on July 7, 2011).

10.15		Amendment and Confirmation Agreement dated as of September 16, 2011 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Arranger, Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on September 22, 2011).

10.16		Third Amended and Restated Agreement dated as of May 18, 2012 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2012).

10.17		First Amendment to Third Amended and Restated Agreement dated as of October 29, 2012 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) filed on November 9, 2012).

10.18	**	Consent to Third Amended and Restated Agreement dated as of February 28, 2013, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein.

10.19		Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).

10.20	**	Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated November 2, 2012.

Ex-2

10.21		Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.22		Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.23		Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.24		Allied Wireless Communications Corporation Form of Shareholder Agreement (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

21	**	Subsidiaries of Atlantic Tele-Network, Inc.

23.1	**	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Ex-3