Form 10-Q
period 2013-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2013-05-10
CIK 879585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, the registrant had outstanding 15,688,098 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2013

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; the pending sale of certain assets used in our Alltel business; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, wholesale revenues, and the future retention and turnover of our subscriber base; (2) our ability to receive requisite regulatory consents and approvals and satisfy other conditions needed to complete our proposed sale of Alltel operations; (3) our ability to maintain favorable roaming arrangements; (4) increased competition; (5) economic, political and other risks facing our foreign operations; (6) the loss of certain FCC and other licenses, USF funds or other regulatory changes affecting our businesses; (7) rapid and significant technological changes in the telecommunications industry; (8) any loss of any key members of management; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) our continued access to capital and credit markets; and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2012	March 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$136,647	$140,790
Accounts receivable, net of allowances of $14.6 million and $14.2 million, respectively	73,091	68,976
Materials and supplies	27,080	29,669
Deferred income taxes	8,349	8,349
Prepayments and other current assets	10,984	14,823
Total current assets	256,151	262,607
Property, plant and equipment, net	450,547	443,427
Telecommunications licenses	90,458	90,054
Goodwill	45,077	45,077
Trade name license, net	12,534	12,414
Customer relationships, net	32,835	31,001
Other assets	23,273	23,609
Total assets	$910,875	$908,189
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,680	$19,600
Accounts payable and accrued liabilities	50,259	58,184
Dividends payable	—	3,933
Accrued taxes	30,153	10,348
Advance payments and deposits	18,998	19,524
Other current liabilities	44,115	44,464
Total current liabilities	159,205	156,053
Deferred income taxes	84,006	84,433
Other liabilities	22,524	20,701
Long-term debt, excluding current portion	250,900	247,306
Total liabilities	516,635	508,493
Commitments and contingencies (Note 10)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,090,544 and 16,274,270 shares issued, respectively, and 15,576,721 and 15,688,098 shares outstanding, respectively	160	162
Treasury stock, at cost; 513,823 and 586,172 shares, respectively	(5,286)	(8,558)
Additional paid-in capital	123,253	126,764
Retained earnings	224,316	229,157
Accumulated other comprehensive loss	(8,297)	(7,656)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	334,146	339,869
Non-controlling interests	60,094	59,827
Total equity	394,240	399,696
Total liabilities and equity	$910,875	$908,189

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2013

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2013
REVENUE:
U.S. Wireless:
Retail	$86,683	$81,282
Wholesale	47,384	40,302
International Wireless	18,900	21,430
Wireline	21,731	20,564
Equipment and Other	8,389	9,290
Total revenue	183,087	172,868
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	40,562	34,254
Engineering and operations	21,945	22,132
Sales and marketing	32,005	29,502
Equipment expense	20,692	24,557
General and administrative	22,724	19,146
Transaction-related charges	5	782
Depreciation and amortization	27,024	25,802
Gain on disposition of long lived assets	—	(1,076)
Total operating expenses	164,957	155,099
Income from operations	18,130	17,769
OTHER INCOME (EXPENSE):
Interest expense	(3,970)	(2,360)
Interest income	93	88
Equity in earnings of an unconsolidated affiliate	1,402	582
Other income, net	63	201
Other income (expense), net	(2,412)	(1,489)
INCOME BEFORE INCOME TAXES	15,718	16,280
Income tax expense	6,781	6,362
NET INCOME	8,937	9,918
Net loss (income) attributable to non-controlling interests, net of tax of $0.6 million and $0.7 million, respectively	384	(1,142)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$9,321	$8,776
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.60	$0.56
Diluted	$0.60	$0.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,456	15,588
Diluted	15,554	15,695
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.23	$0.25

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2013

Net income	$8,937	$9,918
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax of $0.2 million and $0.4 million respectively	236	641
Other comprehensive income, net of tax	236	641
Comprehensive income	9,173	10,559
Less: Comprehensive loss (income) attributable to non-controlling interests	384	(1,142)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$9,557	$9,417

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,937	$9,918
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	27,024	25,802
Provision for doubtful accounts	3,190	3,343
Amortization of debt discount and debt issuance costs	552	321
Stock-based compensation	1,076	844
Deferred income taxes	41	—
Equity in earnings of an unconsolidated affiliate	(1,402)	(582)
Gain on disposition of long-lived assets	—	(1,076)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,390)	772
Materials and supplies, prepayments, and other current assets	(5,184)	(5,893)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(11,313)	12,024
Accrued taxes	4,507	(19,805)
Other	(4,010)	(687)
Net cash provided by operating activities	21,028	24,981
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,055)	(20,876)
Proceeds from disposition of long-lived assets	—	1,500
Net cash used in investing activities	(19,055)	(19,376)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings under revolver loan	27,925	—
Principal repayments of revolver loan	(15,079)	—
Payment of debt issuance costs	—	(5)
Proceeds from stock option exercises	103	297
Principal repayments of term loan	(6,267)	—
Dividends paid on common stock	(3,553)	—
Distributions to non-controlling interests	(424)	(935)
Investments made by non-controlling interests	450	60
Purchase of common stock	(170)	(879)
Net cash (used in) provided by financing activities	2,985	(1,462)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,958	4,143
CASH AND CASH EQUIVALENTS, beginning of the period	48,735	136,647
CASH AND CASH EQUIVALENTS, end of the period	$53,693	$140,790

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.   In the United States, The Company offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offer wireless voice and data services to retail customers in Guyana, the Caribbean and smaller markets in the United States.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 9 to the Consolidated Financial Statements included in this Report.

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United

States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K.

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

Certain reclassifications have been made to the 2012 financial statements in order to conform to the 2013 presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012.  The adoption of the new guidance did not have an impact on the Company’s consolidated balance sheet, income statement or cash flows.

In July 2012, the FASB issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The Company elected to early-adopt this new guidance on December 31, 2012. The adoption of the new guidance did not have an impact on the Company’s consolidated balance sheet, income statement or cash flows.

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

Level 2

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include time deposits at financial institutions denominated in U.S. dollars, debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013 are summarized as follows (in thousands):

	December 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,755	$—	$1,755
Total assets measured at fair value	$1,755	$363	$2,118
Interest rate derivative (Note 6)	$—	$11,142	$11,142
Total liabilities measured at fair value	$—	$11,142	$11,142

	March 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificate of deposit	$—	$363	$363
Money market funds	$1,724	$—	$1,724
Total assets measured at fair value	$1,724	$363	$2,087
Interest rate derivative (Note 6)	$—	$10,075	$10,075
Total liabilities measured at fair value	$—	$10,075	$10,075

Certificate of Deposit

As of December 31, 2012 and March 31, 2013, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2012 and March 31, 2013, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2012 and March 31, 2013.  We did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the three months ended March 31, 2013.

5.   LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2012	March 31, 2013
Notes payable - Bank
Term loans	$268,000	$268,000
Revolver loan
Note Payable — Other	4,072	4,143
Total outstanding debt	272,072	272,143
Less: current portion	(15,680)	(19,600)
Total long-term debt	256,392	252,543
Less: debt discount	(5,492)	(5,237)
Net carrying amount	$250,900	$247,306

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

Certain of the Company’s domestic subsidiaries, including our principal operating subsidiaries, are guarantors of the Company’s obligations under the Credit Agreement. Further, the Company’s obligations are secured by (i) a first priority, perfected lien on substantially all the property and assets of the Company and that of the guarantor subsidiaries,  and (ii) a pledge of 100% of the Company’s equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including the Company’s principal operating subsidiaries.

Borrowings as of March 31, 2013, after considering the effect of the interest rate swap agreements as described in Note 6, bore a weighted-average interest rate of 4.37%.  Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of March 31, 2013.

Under the terms of the Amended Credit Facility, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, in which the fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2013, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Note Payable—Other

In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 on May 2, 2011 and current 42% minority shareholder in the Company’s Bermuda operations. The term loan requires quarterly repayments of principal, matures on March 15, 2015 and bears interest at a rate of 7% per annum. As of March, 31 2013 the balance of the term loan was $4.1 million.

The Company believes that the carrying value of its debt approximates fair value which was based on observable market data and falls within Level 2 of the fair value measurement hierarchy.

6.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The total outstanding notional amount of cash flow hedges was $143.0 million as of March 31, 2013.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through March 31, 2014, the Company estimates that an additional $3.9 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2012 and March 31, 2013 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2012	March 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,142	$10,075
Total derivatives designated as hedging instruments		$11,142	$10,075

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2012 and 2013 (in thousands):

Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest Rate Swap	$(445)	Interest expense	$1,023
2013	Interest Rate Swap	(1,068)	Interest expense	1,033

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2013, the fair value of the interest rate swaps liability position related to these agreements was $10.1 million. As of March 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2013, it would have been required to settle its obligations under these agreements at their termination values of $10.1 million.

7.   STOCKHOLDERS’ EQUITY

Stockholders’ equity was as follows (in thousands):

	Three Months Ended March 31,
	2012			2013
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$294,266	$58,264	$352,530	$334,146	$60,094	$394,240
Stock-based compensation	1,095	—	1,095	844	—	844
Comprehensive income:
Net income	9,321	(384)	8,937	8,776	1,142	9,918
Other comprehensive income-Gain on interest rate swap (net of tax)	236	—	236	641	—	641
Total comprehensive income(loss)	9,557	(384)	9,173	9,417	1,142	10,559
Issuance of common stock upon exercise of stock options	103	—	103	2,667	—	2,667
Dividends declared on common stock	(3,552)	—	(3,552)	(3,933)	—	(3,933)
Distributions to non-controlling interests	—	(424)	(424)	—	(1,469)	(1,469)
Investments made by minority shareholders	—	450	450	—	60	60
Purchase of treasury stock	(170)	—	(170)	(3,272)	—	(3,272)
Equity, end of period	$301,299	$57,906	$359,205	$339,869	$59,827	$399,696

Changes in accumulated other comprehensive loss, by component, were as follows (in thousands):

	Interest Rate Swap Agreements	Projected Pension Benefit Obligation	Translation Adjustment	Total

Balance at December 31, 2012	$(6,959)	$(1,318)	$(20)	$(8,297)

Other comprehensive income before reclassifications, net of taxes of $0.4 million (1)	641	—	—	641

Balance at March 31, 2013	$(6,318)	$(1,318)	$(20)	$(7,656)

(1) Includes a reclassification to interest expense of $34, net of taxes.

8.   NET INCOME PER SHARE

For the three months ended March 31, 2012 and 2013, outstanding stock options were the only potentially dilutive securities.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2012	2013
Basic weighted-average common shares outstanding	15,456	15,588
Stock options	98	107
Diluted weighted-average common shares outstanding	15,554	15,695

The above calculations for the three months ended March 31, 2012 and 2013 do not include 324,000 and 240,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive.

9.  SEGMENT REPORTING

The Company has four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments are: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in and has a majority of its assets located in Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$86,683	$—	$—	$—	$—	$86,683
Wholesale	47,384	—	—	—	—	47,384
International Wireless	—	6,348	12,552	—	—	18,900
Wireline	144	16,791	—	4,796	—	21,731
Equipment and Other	6,671	432	1,252	34	—	8,389
Total Revenue	140,882	23,571	13,804	4,830	—	183,087
Depreciation and amortization	18,701	4,528	2,786	746	263	27,024
Non-cash stock-based compensation	39	—	—	—	1,037	1,076
Operating income (loss)	18,922	6,235	(1,639)	(423)	(4,965)	18,130

	For the Three Months Ended March 31, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$81,282	$—	$—	$—	$—	$81,282
Wholesale	40,302	—	—	—	—	40,302
International Wireless	—	6,754	14,676	—	—	21,430
Wireline	152	15,684	—	6,581	(1,853)	20,564
Equipment and Other	7,768	254	1,218	50		9,290
Total Revenue	129,504	22,692	15,894	6,631	(1,853)	172,868
Depreciation and amortization	17,816	4,391	2,595	642	358	25,802
Non-cash stock-based compensation	38	—	—	—	806	844
Operating income (loss)	15,017	6,332	1,634	(408)	(4,806)	17,769

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2012:
Net fixed assets	$262,372	$126,532	$33,745	$17,489	$10,409	$450,547
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	539,008	191,314	77,120	30,888	72,545	910,875
March 31, 2013:
Net fixed assets	$254,404	$124,219	$32,109	$22,097	$10,598	$443,427
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	529,410	195,730	79,964	37,760	65,325	908,189

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2012	$12,547	$2,561	$1,430	$1,859	$658	$19,055
2013	10,001	4,120	1,111	5,095	549	20,876

10.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2012, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009, and again on April 4, 2013 CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter since the 2009 filing.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of other discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed above and in our Form 10-K for the year ended December 31, 2012, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2013.

11.  PENDING SALE OF U.S. RETAIL WIRELESS BUSINESS

On January 21, 2013, the Company and a subsidiary entered into a Purchase Agreement with AT&T Mobility LLC (“AT&T”) to sell certain of the wireless assets used in the Company’s Alltel business (the “Alltel Sale”). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the three months ended March 31, 2013, the Alltel business constituted approximately $108.0 million, or 62%, of the Company’s consolidated revenues and $4.2 million, or 24%, of the Company’s consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and the Company anticipates completing the transaction in the second half of 2013. Since the Company’s application for FCC approval is still pending, the Company has reported the Alltel results in continuing operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2012, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Alltel, Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the year ended March 31, 2013, approximately 75% of our consolidated revenue was generated by our U.S. Wireless segment.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of March 31, 2013, predominantly all of our U.S. retail wireless services were provided to approximately 590,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of March 31, 2013. Through the acquisition of a portion of the former Alltel network from Verizon Wireless in April 2010 (the “Alltel Acquisition”) we acquired a regional, non-contiguous wireless network that requires continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage.

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

Pending Sale of U.S. Retail Wireless Business

In the second quarter of 2010, we completed the Alltel acquisition and, in the third quarter of 2011, completed the migration of the Alltel assets to our own information technology systems, telecommunications networks and platforms (the “Alltel Transition”).

On January 21, 2013, we entered into a Purchase Agreement with AT&T Mobility LLC (“AT&T”) to sell substantially all of the assets used in our Alltel business (the “Alltel Sale”). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the three months ended March 31, 2013, our Alltel business constituted approximately $108.0 million, or 62%, of our consolidated revenues and $4.2 million, or 24% of our consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and we currently anticipate completing the transaction in the second half of 2013.  Since the Company’s application for FCC approval is still pending, the Company has reported the Alltel results in continuing operations.

For the purpose of clarity and consistency, and except where expressly indicated, each of the forward-looking statements made regarding our operations in this Item 2 assumes that the Alltel Sale has not yet been consummated.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of March 31, 2013, we have spent (i) $28.3 million in capital expenditures (of which $22.7 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $6.9 million in expenditures (of which $4.8 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $30.9 million in capital expenditures (of which $21.6 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. We anticipate that the remaining capital expenditures for all three projects is $20.5 million of which $14.7 million is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

In November 2011, the Federal Communications Commission (“FCC”) released an Order reforming its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households. Beginning in June 2012, the FCC began phasing out this existing USF support at a rate of 20% per year over the next five years as part of its reform program. For the three months ended March 31, 2013, we received approximately $2.0 million in USF support to our U.S. wireless businesses relating to high-cost areas.

Also as part of the USF reform program, the FCC created two new funds, including the Mobility Fund, meant to support wireless coverage in unserved and underserved geographic areas in the United States. On October 3, 2012, we were provisionally awarded approximately $68.8 million by the FCC under the new Mobility Fund (the “Mobility Fund Grants”). Although receipt of the Mobility Fund I support is still subject to additional filing requirements, including letters of credit and final FCC approval, our Alltel business expects to receive approximately $47 million and our legacy wholesale wireless business expects to receive approximately $21.7 million in support beginning in 2013. To expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements. The results of our Mobility Fund projects, once initiated, will be included in our “U.S. Wireless” segment.

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

Results of Operations

Three Months Ended March 31, 2012 and 2013

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2012	2013	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless:
Retail	$86,683	$81,282	$(5,401)	(6.2)%
Wholesale	47,384	40,302	(7,082)	(14.9)
International Wireless	18,900	21,430	2,530	13.4
Wireline	21,731	20,564	(1,167)	(5.4)
Equipment and Other	8,389	9,290	901	10.7
Total revenue	183,087	172,868	(10,219)	(5.6)
OPERATING EXPENSES:
Termination and access fees	40,562	34,254	(6,308)	(15.6)
Engineering and operations	21,945	22,132	187	0.9
Sales, marketing and customer services	32,005	29,502	(2,503)	(7.8)
Equipment expense	20,692	24,557	3,865	18.7
General and administrative	22,724	19,146	(3,578)	(15.7)
Transaction-related charges	5	782	777	15,540.0
Depreciation and amortization	27,024	25,802	(1,222)	(4.5)
Gain on disposition of long lived assets	—	(1,076)	(1,076)	(100)
Total operating expenses	164,957	155,099	(9,858)	(6.0)
Income from operations	18,130	17,769	(361)	(2.0)
OTHER INCOME (EXPENSE):
Interest expense	(3,970)	(2,360)	1,610	40.6
Interest income	93	88	(5)	(5.4)
Equity in earnings of unconsolidated affiliate	1,402	582	(820)	(58.5)
Other income, net	63	201	138	219.0
Other income (expense), net	(2,412)	(1,489)	923	38.3
INCOME BEFORE INCOME TAXES	15,718	16,280	562	3.6
Income taxes	6,781	6,362	(419)	(6.2)
NET INCOME	8,937	9,918	981	11.0
Net income(loss) attributable to non-controlling interests	384	(1,142)	(1,526)	(397.4)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$9,321	$8,776	$(545)	(5.8)%

U.S. wireless revenue.     U.S. Wireless revenue includes voice and data services revenue from our prepaid and postpaid retail operations as well as our wholesale roaming operations. Retail revenue is derived from subscriber fees for use of our networks and facilities, including airtime, roaming and long distance as well as enhanced services such as caller identification, call waiting, voicemail and other features. Retail revenue also includes amounts received from the USF. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers and also includes revenue from other related wholesale services such as the provision of network switching services and certain wholesale transport services using our wireless networks.

Retail Revenue

The retail portion of our U.S. Wireless revenue was $81.3 million for the three months ended March 31, 2013, as compared to $86.7 million for the three months ended March 31, 2012, a decrease of $5.4 million, or 6%. The decrease in retail U.S. Wireless revenues was primarily the result of a decline in postpaid subscribers which typically generate higher average revenues than prepaid customers.

As of March 31, 2013, we had approximately 590,000 U.S. retail wireless subscribers (including 413,000 postpaid subscribers and 177,000 prepaid subscribers), an increase of 11,000 subscribers from the approximately 579,000 subscribers we had as of March 31, 2012. Despite our net increase in total subscribers, postpaid subscribers have declined in the past year from 448,000 postpaid subscribers at March 31, 2012.

We expect to continue to incur decreases in our postpaid subscribers as we are currently in a period of higher than normal postpaid customer contract expirations which we expect will continue into the third quarter of 2013.  As a result, our customer churn was 4.07% for the three months ended March 31, 2013 compared to a churn rate of 3.22% for the three months ended March 31, 2012.  Although the ability to now offer iPhone devices, which occurred towards the end of the first quarter of 2013, may improve customer churn, we expect that further declines in postpaid subscribers will result in lower revenues in future periods.

Wholesale Revenue

The wholesale portion of our U.S. Wireless revenue decreased by 15% from $47.4 million for the three months ended March 31, 2012 to $40.3 million for the three months ended March 31, 2013. The decrease was partially the result of the sale of certain spectrum and related cell sites in the Midwestern U.S. which was completed late in the fourth quarter of 2012.  Additionally, wholesale revenues declined, primarily in the Alltel markets, as a result of roaming partners moving traffic off our network.

We expect that data volume may increase in the next several quarters as customer usage of data and smart phone penetration in future periods continues to increase. Such increase, however, may be completely offset by a number of factors, including reductions in the roaming rates that we charge, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to continue to expand their networks in areas where we operate.

International Wireless revenue.  International Wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands and Guyana.

International wireless revenue increased by $2.5 million, or 13%, to $21.4 million for the three months ended March 31, 2013, from $18.9 million for the three months ended March 31, 2012. International Wireless revenue increased as a result of subscriber growth and seasonal roaming revenues within the Island Wireless segment.  International wireless subscribers rose from 314,000 as of March 31, 2012 to 335,000 as of March 31, 2013 of which 88% were prepaid subscribers.  The increase in international wireless revenue was also due in part to higher wholesale revenues at several of our international markets due to increased roaming volumes.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale revenues in these markets are subject to seasonality and can fluctuate between quarters.

Wireline revenue. Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data and wholesale transport operations in New England. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

Wireline revenue decreased by $1.1 million, or 5%, to $20.6 million for the three months ended March 31, 2013, from $21.7 million in the prior year period. Reductions in revenue from our local calling and international long services businesses in Guyana were partially offset by the growth in data revenue in Guyana.

If we cease to be the exclusive provider of domestic fixed and international long distance services in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights. We anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share and rate changes, any loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, however over the longer term such pressure on our wireline revenue may be offset by increased revenue from data services to consumers and enterprises in Guyana, and wholesale transport services and large enterprise and agency sales in the United States. We cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana.

Revenues from our integrated voice and data and wholesale transport operations in New England were relatively unchanged between the three months ending March 31, 2012 and 2013.  We are in the process of expanding our fiber networks in New York and Vermont and as of March 31, 2013 have or will received $22.7 million of the $39.7 million New York-based stimulus grant awarded to us in late 2009 and have or will receive $21.6 million of the $33.4 million stimulus grant in connection with the expansion of our fiber network in Vermont. We expect to complete the construction of these expansions by the end of 2013.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $0.9 million, or 11%, to $9.3 million for the three months ended March 31, 2013, from $8.4 million for the three months ended March 31, 2012.  Equipment revenue increased as the result of increased contract renewals with our Alltel subscribers and an increase in the demand for more expensive smartphone handset devices.

We believe that equipment and other revenue will continue to increase in coming quarters as the two-year contracts with Alltel subscribers continue to expire at an accelerated pace until the latter half of 2013 resulting in increased upgrades as compared to 2012.  In addition, an increase in gross subscriber additions and more aggressive device subsidies as well as the continued growth in smartphone penetration could result in increased equipment revenues in future periods.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $6.3 million, or 16%, from $40.6 million for the three months ended March 31, 2012 to $34.3 million for the three months ended March 31, 2013.  The decrease was primarily the result of a reduction in roaming expenses partially offset by an increase in data usage volume which increases backhaul costs and roaming expense. Termination and access fees may increase in future periods with expected growth in data volume and the expansion of our networks but remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $0.2 million, or 1%, from $21.9 million for the three months ended March 31, 2012 to $22.1 million for the three months ended March 31, 2013, primarily as a result of the expansions of our networks partially offset by the realization of operational synergies following our 2011 merger in Bermuda.

We expect that engineering and operations expenses will increase over time due to an expected increase in our network capacity and geographic expansion of our network, both of which will require additional support.

Sales, marketing and customer service expenses.  Sales, marketing and customer service expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales, marketing and customer service expenses decreased by $2.5 million, or 8%, from $32.0 million for the three months ended March 31, 2012 to $29.5 million for the three months ended March 31, 2013 as a result of a reduction in advertising and promotional costs as well as lower customer care costs as compared to 2012.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses increased by $3.9 million, or 19%, from $20.7 million for the three months ended March 31, 2012 to $24.6 million for the three months ended March 31, 2013. This increase is largely the result of an increase in customer contract renewals in 2013 in our U.S. Wireless business as a higher than normal portion of our two-year contracts with Alltel subscribers expired.  The increase in equipment expenses is also the result of increased demand for more expensive smartphone handset devices.  We believe that equipment expenses will continue to increase in 2013 as our two-year contracts with Alltel subscribers will continue to expire, resulting in increased upgrades as compared to 2012.  Also, the addition of more expensive handsets to our device lineup, such as the iPhone which we began selling at the end of the first quarter of 2013, could cause the equipment expenses to increase significantly in coming quarters.  We may also choose to increase device subsidies to attract and retain customers.

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

General and administrative expenses decreased by $3.6 million, or 16%, from $22.7 million for the three months ended March 31, 2012 to $19.1 million for the three months ended March 31, 2013 primarily as a result of certain information technology projects, relating to our transition from the legacy Alltel systems to our own, being completed in 2012.

We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition-related activities, which are expensed as incurred. Acquisition-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or any integration-related costs.

For the three months ended March 31, 2012, we incurred a nominal amount of acquisition-related charges and $0.8 million for the three months ended March 31, 2013. We expect that acquisition-related expenses will continue to be incurred prepare for the Alltel sale and as we continue to explore additional acquisition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $1.2 million, or 4%, from $27.0 million for the three months ended March 31, 2012 to $25.8 million for the three months ended March 31, 2013. The decrease is primarily due to the sale of certain network assets in our U.S. Wireless segment in late 2012 as well as certain assets in our Island Wireless segment becoming fully depreciated in 2012.

We expect depreciation expense on our tangible assets to continue to increase as a result of ongoing network investments in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method.

Gain on disposal of long lived asset. During the three months ended March 31, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense decreased from $4.0 million for the three months ended March 31, 2012 to $2.4 million for the three months ended March 31, 2013.  The decrease was the result of a reduction in our outstanding debt and a decrease in applicable margins effective with the amendment to our credit facilities on May 18, 2012. As of March 31, 2013, we had $272.1 million in outstanding debt as compared to $292.6 million as of March 31, 2012.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.  Interest income was $0.1 million for the three months ended March 31, 2012 and 2013.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $1.4 million for the three months ended March 31, 2012 as compared to $0.6 million for the three months ended March 31, 2013.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was a nominal amount for the three months ended March 31, 2012 and 2013.

Income taxes.  Our effective tax rates for the three months ended March 31, 2012 and 2013 were 43% and 39%, respectively. Our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012.  Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated in those jurisdictions.

Net loss (income) attributable to non-controlling interests.   Net loss (income) attributable to non-controlling interests reflected an allocation of $0.4 million of losses and $1.1 million of income for the three months ended March 31, 2012 and 2013, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $8.8 million for the three months ended March 31, 2013 from $9.3 million for the three months ended March 31, 2012.  On a per share basis, net income decreased to $0.56 per diluted share from $0.60 per diluted share for the three months ended March 31, 2013 and 2012, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 10 to the Consolidated Financial Statements in this report.

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

For the three months ended March 31, 2012 and 2013, we spent approximately $19.1 million and $20.9 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures (in thousands)
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2012	$12,547	$2,561	$1,430	$1,859	$658	$19,055
2013	10,001	4,120	1,111	5,095	549	20,876

We are continuing to invest in expanding our networks in many of our markets and updating our operating and business support systems. We currently anticipate that capital expenditures for the year ended December 31, 2013 will be between $95 million and $105 million, assuming the Alltel Sale transaction is completed as anticipated in 2013.

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

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2013, dividends to our stockholders, which includes a $0.25 per share dividend declared on March 28, 2013, and paid on April 15, 2013, was $3.9 million. We have declared quarterly dividends for the last 58 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of March 31, 2013 repurchasing our common stock. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of March 31, 2013, we had approximately $140.8 million in cash and cash equivalents, an increase of $4.2 million from the December 31, 2012 balance of $136.6 million. The increase in our cash and cash equivalents is attributable to an increase in cash provided by our operating activities and the sale of certain telecommunications licenses and network assets in our U.S. Wireless segment partially offset by investments in capital expenditures and a decrease in borrowings and dividends paid as compared to 2012.

                Cash generated by operations.     Cash provided by operating activities was $25.0 million for the three months ended March 31, 2013 and $21.0 million for the three months ended March 31, 2012, an increase of $4.0 million.  The increase was predominantly driven by a decrease in accounts receivable and an increase in accounts payable and accrued liabilities during the three months ended March 31, 2013.  Such items, however, were partially offset by a decrease in accrued taxes during the three months ended March 31, 2013.

                Cash used in financing activities.     Cash used in financing activities decreased by $4.5 million, from $3.0 million of cash provided by financing activities for the three months ended March 31, 2012 to $1.5 million of cash used by financing activities for the three months ended March 31, 2013. The decrease was primarily the result of fewer borrowings, net of principal repayments, on our credit facility partially offset by the timing impact of paying a dividend declared by our Board of Directors on December 6, 2012 in the fourth quarter of 2012 as opposed to in the first quarter of 2013.

Credit facilities.  On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, we further amended our Amended Credit Facility to provide for an additional letter of credit sub-facility to our revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations. Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. We currently have no Mobility Fund Grant letters of credit outstanding. Any actual award of Mobility Fund Grants is subject to certain conditions, including the issuance of a letter of credit. If we fail to comply with any of the terms and conditions upon which the Mobility Fund Grants were granted, or if we lose eligibility for Mobility Fund Grant support, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project and may disqualify us from the receipt of additional Mobility Fund Grant support.

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

Certain of our domestic subsidiaries, including our principal operating subsidiaries, are guarantors of our obligations under the Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, including our principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of our equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including our principal operating subsidiaries.

Borrowings as of March 31, 2013, after considering the effect of the interest rate swap agreements as described in Note 6, bore a weighted-average interest rate of 4.37%. Availability under the revolver loan, net of an outstanding letter of credit of $0.1 million, was $99.9 million as of March 31, 2013.

Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

Factors Affecting Sources of Liquidity

Internally generated funds.     The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under credit facility.     The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

Capital markets.     Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 13, 2010, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities.  We currently intend to renew this shelf registration statement on or before its scheduled expiration date.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012.  The adoption of the new guidance did not have an impact on our consolidated balance sheet, income statement or cash flows.

In July 2012, the FASB issued new guidance intended to simplify the impairment testing of indefinite-lived intangible assets other than goodwill. Under this guidance, an entity is allowed to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. This new guidance is effective for fiscal years beginning after September 15, 2012. We do not believe the adoption of the new guidance will have an impact on our consolidated balance sheet, income statement or cash flows

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  The only foreign currency for which we have a material exposure is in Guyana. The functional currency we use in Guyana is the U.S. dollar because a significant portion of our Guyana revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar. However the Guyanese exchange rate has remained at approximately 205 Guyana dollars to 1 U.S. dollar since 2004, and as a result,  we have not recorded any foreign exchange gains or losses since that date. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of March 31, 2013, $147.1 million of our long-term debt has a fixed rate ($143.0 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $125 million of long-term debt as of March 31, 2013 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During 2012, the Company identified violations of certain of the Company’s policies and problems in the internal control environment at its GT&T subsidiary. The Company has taken steps to address these matters, as described in the Company’s Form 10-K for the quarter ended December 31, 2012, and has taken additional steps subsequent to the year-end, including the appointment of a new chief executive officer and a new chief financial officer at GT&T effective March 1, 2013 and April 1, 2013, respectively. Other than the management change at GT&T described above, there was no change in the Company’s internal control over financial reporting that occured during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K as filed with the SEC on March 18, 2013. The risks described in our 2012 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended March 31, 2013.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	—	$—	—	$2,919,965
February 1, 2013 — February 28, 2013	4,111	$42.96	—	$2,919,965
March 1, 2013 — March 31, 2013	6,291	$47.11	—	$2,919,965

(1)         Represents shares purchased on February 11, 2013, March 15, 2013 and March 22, 2013 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits

2.1

Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele-Network, Inc. and Allied Wireless Communications Corporation. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 24, 2013).

10.1

Consent to Third Amended and Restated Agreement dated as of February 28, 2013, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on March 18, 2013).

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

Atlantic Tele-Network, Inc.

Date: May 10, 2013	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2013	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer