Form 10-Q
period 2013-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2013-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, the registrant had outstanding 15,737,924 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2013

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; the pending sale of certain assets used in our Alltel business; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, wholesale revenues, and the future retention and turnover of our subscriber base; (2) our ability to receive the requisite regulatory consents and approvals and satisfy other conditions needed to complete our proposed sale of Alltel operations; (3) our ability to maintain favorable roaming arrangements; (4) increased competition; (5) economic, political and other risks facing our foreign operations; (6) the loss of certain FCC and other licenses, Universal Service Funds (“USF”)  or other regulatory changes affecting our businesses; (7) rapid and significant technological changes in the telecommunications industry; (8) any loss of any key members of management; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) our continued access to capital and credit markets; and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2012	June 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$136,647	$111,438
Accounts receivable, net of allowances of $14.6 million and $13.5 million, respectively	73,091	75,150
Materials and supplies	27,080	29,075
Deferred income taxes	8,349	8,533
Prepayments and other current assets	10,984	17,517
Total current assets	256,151	241,713
Property, plant and equipment, net	450,547	450,832
Telecommunications licenses	90,458	90,054
Goodwill	45,077	45,077
Trade name license, net	12,534	12,295
Customer relationships, net	32,835	29,252
Other assets	23,273	23,289
Total assets	$910,875	$892,512
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,680	$19,600
Accounts payable and accrued liabilities	50,259	48,876
Dividends payable	—	3,943
Accrued taxes	30,153	4,839
Advance payments and deposits	18,998	20,297
Other current liabilities	44,115	38,256
Total current liabilities	159,205	135,811
Deferred income taxes	84,006	86,957
Other liabilities	22,524	15,727
Long-term debt, excluding current portion	250,900	243,632
Total liabilities	516,635	482,127
Commitments and contingencies (Note 11)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,090,544 and 16,319,698 shares issued, respectively, and 15,726,255 and 15,721,127 shares outstanding, respectively	160	162
Treasury stock, at cost; 513,823 and 593,443 shares, respectively	(5,286)	(8,923)
Additional paid-in capital	123,253	129,255
Retained earnings	224,316	234,084
Accumulated other comprehensive loss	(8,297)	(5,032)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	334,146	349,546
Non-controlling interests	60,094	60,839
Total equity	394,240	410,385
Total liabilities and equity	$910,875	$892,512

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 and 2013

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
REVENUE:
U.S. wireless:
Retail	$84,002	$80,733	$170,686	$162,015
Wholesale	51,553	42,030	98,937	82,332
International wireless	20,271	21,837	39,171	43,267
Wireline	21,074	20,877	42,804	41,441
Equipment and other	8,596	9,595	16,985	18,885
Total revenue	185,496	175,072	368,583	347,940
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	38,994	32,857	79,536	67,093
Engineering and operations	22,469	21,781	44,434	43,932
Sales and marketing	31,026	28,612	63,031	58,114
Equipment expense	22,393	24,384	43,085	48,941
General and administrative	20,966	21,537	43,690	40,683
Transaction-related charges	—	310	5	1,092
Depreciation and amortization	26,582	25,454	53,606	51,255
Gain on disposition of long lived asset	—	—	—	(1,076)
Total operating expenses	162,430	154,935	327,387	310,034
Income from operations	23,066	20,137	41,196	37,906
OTHER INCOME (EXPENSE):
Interest expense	(3,998)	(2,814)	(7,968)	(5,174)
Interest income	94	85	186	172
Equity in earnings of an unconsolidated affiliate	930	394	2,331	976
Other income (expense), net	(346)	334	(282)	536
Other income (expense), net	(3,320)	(2,001)	(5,733)	(3,490)
INCOME BEFORE INCOME TAXES	19,746	18,136	35,463	34,416
Income tax expense	7,979	6,715	14,759	13,077
NET INCOME	11,767	11,421	20,704	21,339
Net income attributable to non-controlling interests, net of tax of $0.5 million for the three months ended June 30, 2012 and 2013, and $1.1 million and $1.2 million for the six months ended June 30, 2012 and 2013, respectively	(1,237)	(2,564)	(853)	(3,706)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,530	$8,857	$19,851	$17,633
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS
Basic	$0.68	$0.56	$1.28	$1.13
Diluted	$0.67	$0.56	$1.27	$1.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,535	15,706	15,495	15,647
Diluted	15,609	15,821	15,581	15,756
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.23	$0.25	$0.46	$0.50

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2013

Net income	$20,704	$21,339
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax of $0.1 million and $2.2 million, respectively	149	3,265
Other comprehensive income, net of tax	149	3,265
Comprehensive income	20,853	24,604
Less: Comprehensive income attributable to non-controlling interests	(853)	(3,706)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$20,000	$20,898

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,704	$21,339
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	53,606	51,255
Provision for doubtful accounts	6,325	5,110
Amortization of debt discount and debt issuance costs	1,747	631
Stock-based compensation	1,908	2,071
Deferred income taxes	108	—
Equity in earnings of an unconsolidated affiliate	(2,331)	(976)
Gain on disposition of long-lived assets	—	(1,076)
Changes in operating assets and liabilities:
Accounts receivable	(10,225)	(7,169)
Materials and supplies, prepayments, and other current assets	(3,401)	(9,124)
Income tax receivable	11,545	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(5,054)	(1,271)
Accrued taxes	9,156	(24,723)
Other	(4,480)	(632)
Net cash provided by operating activities	79,608	35,435
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,272)	(52,183)
Proceeds from disposition of long-lived assets	—	1,500
Net cash used in investing activities	(32,272)	(50,683)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	275,000	—
Proceeds from borrowings under revolver loan	46,378	—
Principal repayments of term loan	(252,953)	(3,920)
Principal repayments of revolver loan	(74,534)	—
Proceeds from stock option exercises	946	1,232
Dividends paid on common stock	(7,119)	(3,919)
Distributions to non-controlling interests	(929)	(2,562)
Payments of debt issuance costs	(3,564)	(12)
Repurchase of non-controlling interests	(80)	—
Investments made by non-controlling interests	805	135
Purchase of common stock	(184)	(915)
Net cash provided by (used in) financing activities	(16,234)	(9,961)
NET CHANGE IN CASH AND CASH EQUIVALENTS	31,102	(25,209)
CASH AND CASH EQUIVALENTS, beginning of the period	48,735	136,647
CASH AND CASH EQUIVALENTS, end of the period	$79,837	$111,438

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.   In the United States, the Company offers wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda, Guyana, the Caribbean and smaller markets in the United States.

•                  Wireline.   The Company’s local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in Vermont and New York State.  In addition, the Company offers wholesale long-distance voice services to telecommunications carriers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2013:

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

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 10 to the Condensed Consolidated Financial Statements.

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

Certain revisions to correct profit and loss classifications have been made in the prior period financial statements. The changes match the elimination of income with expenses for inter-company shared services and align subsidiary accounting practices for bad debt expense presentation. The changes were not material to prior periods and did not impact operating income. The aggregate impact of the changes included a $0.2 million and $0.4 million adjustment from wireline revenue to termination and access fees and an increase of engineering and operations expense of $0.8 million and $1.6 million with a corresponding decrease in general and administrative expense for each of the three and six month periods ended June 30, 2012, respectively.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The Company does not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.

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

4.  PENDING SALE OF U.S. RETAIL WIRELESS BUSINESS

On January 21, 2013, the Company and a subsidiary entered into a Purchase Agreement with AT&T Mobility LLC (“AT&T”) to sell certain of the wireless assets used in the Company’s Alltel business (the “Alltel Sale”). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the three and six months ended June 30, 2013, the Alltel business constituted approximately $103.4 million and $211.5 million, respectively, or 59% and 61%, respectively, of the Company’s consolidated revenues and $3.8 million and $9.1 million, respectively, or 19% and 24%, respectively, of the Company’s consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and the Company anticipates completing the transaction in the second half of 2013. Since the Company’s application for FCC approval is still pending, the Company has reported the Alltel results in continuing operations.

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

This category generally includes certificates of deposit and non-exchange traded derivative contracts.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013 are summarized as follows (in thousands):

	December 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	1,755	—	1,755
Total assets measured at fair value	$1,755	$363	$2,118
Interest rate derivative (Note 7)	$—	$11,142	$11,142
Total liabilities measured at fair value	$—	$11,142	$11,142

	June 30, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	1,927	—	1,927
Total assets measured at fair value	$1,927	$363	$2,290
Interest rate derivative (Note 7)	$—	$5,701	$5,701
Total liabilities measured at fair value	$—	$5,701	$5,701

Certificate of Deposit

As of December 31, 2012 and June 30, 2013, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2012 and June 30, 2013, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2012 and June 30, 2013.  The Company did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the six months ended June 30, 2013.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2012	June 30, 2013
Notes payable - Bank
Term loans	$268,000	$264,500
Revolver loan	—	—
Note Payable — Other	4,072	3,716
Total outstanding debt	272,072	268,216
Less: current portion	(15,680)	(19,600)
Total long-term debt	256,392	248,616
Less: debt discount	(5,492)	(4,984)
Net carrying amount	$250,900	$243,632

Loan Facilities—Bank

On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, the Company further amended its Amended Credit Facility to provide for an additional letter of credit sub-facility to its revolver loan, to be available for issuance in connection with the Company’s Mobility Fund Grant obligations. Under the amendment, the Company has the ability to use up to $55 million of its revolving credit facility for the issuance of letters of credit and currently has approximately $29.9 million of such letters of credit outstanding which will accrue a fee at a rate of 1.75% per annum on the outstanding amounts.  As of June 30, 2013, there were no draw downs against these letters of credit.

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

Borrowings as of June 30, 2013, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.39%.  Availability under the revolver loan, net of outstanding letters of credit of $29.9 million, was $70.1 million as of June, 2013.

Under the terms of the Amended Credit Facility, the Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, in which the fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2013, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Note Payable—Other

In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company’s Bermuda operations. The term loan requires quarterly repayments of principal, matures on March 15, 2015 and bears interest at a rate of 7% per annum.  As of June 30, 2013 the balance of the term loan was $3.7 million. This term loan was repaid in full during July 2013.

The Company believes that the carrying value of its debt approximates fair value which was based on quoted market prices and falls within Level 2 of the fair value measurement hierarchy. A level 2 hierarchy is applied based on level of trade activity associated with the Company’s debt.

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

The total outstanding notional amount of cash flow hedges was $140.5 million as of June 30, 2013.

Amounts reported in accumulated other comprehensive income related to the interest rate swaps are reclassified to interest expense as interest payments are accrued on the Company’s variable-rate debt. Through June 30, 2014, the Company estimates that an additional $3.8 million will be reclassified as an increase to interest expense due to the interest rate swaps since the hedge interest rate exceeds the variable interest rate on the debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2012 and June 30, 2013 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2012	June 30, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,142	$5,701
Total derivatives designated as hedging instruments		$11,142	$5,701

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and six months ended June 30, 2012 and 2013 (in thousands):

Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest Rate Swap	$(144)	Interest expense	$1,033
2013	Interest Rate Swap	4,373	Interest expense	1,039

Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest Rate Swap	$301	Interest expense	$(2,056)
2013	Interest Rate Swap	5,441	Interest expense	(2,072)

Credit-risk-related Contingent Features

The Company has agreements with its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2013, the fair value of the interest rate swaps liability position related to these agreements was $5.7 million. As of June 30, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2013, it would have been required to settle its obligations under these agreements at their termination values of $5.7 million.

8.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2012			2013
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$294,266	$58,264	$352,530	$334,146	$60,094	$394,240
Stock-based compensation	1,908	—	1,908	2,071	—	2,071
Comprehensive income:
Net income	19,851	853	20,704	17,633	3,706	21,339
Other comprehensive income(loss)-Gain (loss) on interest rate swap (net of tax)	149	—	149	3,265	—	3,265
Total comprehensive income	20,000	853	20,853	20,898	3,706	24,604
Issuance of common stock upon exercise of stock options	946	—	946	3,955	—	3,955
Dividends declared on common stock	(7,119)	—	(7,119)	(7,884)	—	(7,884)
Distributions to non-controlling interests	—	(929)	(929)	—	(3,096)	(3,096)
Investments made by minority shareholders	—	805	805	—	135	135
Repurchase of non-controlling interests	—	(80)	(80)	—	—	—
Purchase of common shares	(184)	—	(184)	(3,640)	—	(3,640)
Equity, end of period	$309,817	$58,913	$368,730	$349,546	$60,839	$410,385

Changes in accumulated other comprehensive loss, by component, were as follows (in thousands):

	Interest Rate Swap Agreements	Projected Pension Benefit Obligation	Translation Adjustment	Total

Balance at December 31, 2012	$(6,959)	$(1,318)	$(20)	$(8,297)

Other comprehensive income before reclassifications, net of taxes of $2.2 million (1)	3,265	—	—	3,265

Balance at June 30, 2013	$(3,694)	$(1,318)	$(20)	$(5,032)

(1) Includes a reclassification to interest expense of $2.1 million, net of taxes.

9.  NET INCOME PER SHARE

For the three and six months ended June 30, 2012 and 2013, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Basic weighted-average common shares outstanding	15,535	15,706	15,495	15,647
Stock options	74	115	86	109
Diluted weighted-average common shares outstanding	15,609	15,821	15,581	15,756

The above calculations for the three months ended June 30, 2012 and 2013 do not include 381,000 and 60,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the six months ended June 30, 2012 and 2013, the calculation does not include 353,000 and 153,000 shares, respectively, related to certain stock options because the effect of such options was anti-dilutive.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$84,002	$—	$—	$—	$—	$84,002
Wholesale	51,553	—	—	—	—	51,553
International Wireless	—	6,705	13,566	—	—	20,271
Wireline	154	16,212	—	4,708	—	21,074
Equipment and Other	6,774	524	1,245	53	—	8,596
Total Revenue	142,483	23,441	14,811	4,761	—	185,496
Depreciation and amortization	18,324	4,490	2,783	693	292	26,582
Non-cash stock-based compensation	58	—	—	—	755	813
Operating income (loss)	23,978	4,141	279	(666)	(4,666)	23,066

	For the Six Months Ended June 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$170,686	$—	$—	$—	$—	$170,686
Wholesale	98,937	—	—	—	—	98,937
International Wireless	—	13,052	26,119	—	—	39,171
Wireline	297	33,003	—	9,504	—	42,804
Equipment and Other	13,445	957	2,496	87	—	16,985
Total Revenue	283,365	47,012	28,615	9,591	—	368,583
Depreciation and amortization	37,026	9,017	5,569	1,438	556	53,606
Non-cash stock-based compensation	116	—	—	—	1,792	1,908
Operating income (loss)	42,900	10,377	(1,362)	(1,089)	(9,630)	41,196

	For the Three Months Ended June 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$80,733	$—	$—	$—	$—	$80,733
Wholesale	42,030	—	—	—	—	42,030
International Wireless	—	6,530	15,307	—	—	21,837
Wireline	152	15,170	—	6,738	(1,183)	20,877
Equipment and Other	7,375	508	1,655	57	—	9,595
Total Revenue	130,290	22,208	16,962	6,795	(1,183)	175,072
Depreciation and amortization	17,170	4,535	2,560	794	395	25,454
Non-cash stock-based compensation	60	—	—	—	1,166	1,226
Operating income (loss)	17,250	6,235	2,301	(124)	(5,525)	20,137

	For the Six Months Ended June 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless:
Retail	$162,015	$—	$—	$—	$—	$162,015
Wholesale	82,332	—	—	—	—	82,332
International Wireless	—	13,284	29,983	—	—	43,267
Wireline	304	30,853	—	13,319	(3,035)	41,441
Equipment and Other	15,142	763	2,873	107	—	18,885
Total Revenue	259,793	44,900	32,856	13,426	(3,035)	347,940
Depreciation and amortization	34,985	8,925	5,155	1,436	754	51,255
Non-cash stock-based compensation	99	—	—	—	1,972	2,071
Operating income (loss)	32,267	12,568	3,935	(532)	(10,332)	37,906

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2012:
Net fixed assets	$262,372	$126,532	$33,745	$17,489	$10,409	$450,547
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	539,008	191,314	77,120	30,888	72,545	910,875
June 30, 2013:
Net fixed assets	$264,787	122,200	30,624	23,331	9,890	450,832
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets	527,689	194,590	81,816	39,420	48,997	892,512

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2012	$20,411	$4,131	$2,521	$3,538	$1,671	$32,272
2013	$35,844	$6,116	$1,910	$6,689	$1,624	$52,183

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

On June 17, 2013, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of its subsidiaries. The Company had previously amended its Amended Credit Facility to provide for an additional $55 million letter of credit sub-facility to its revolver loan to be available for issuance in connection with the Company’s Mobility Fund Grant obligations. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts and receipt of the Mobility Fund Grants is still subject to final USAC and FCC approval.  As of June 30, 2013, there were no draw downs against these letters of credit. If the Company fails to comply with certain terms and conditions upon which the Mobility Fund Grants are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties.  The results of the Company’s Mobility Fund projects, once initiated, will be included in the Company’s “U.S. Wireless” segment.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On April 4, 2013 CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes the claim is without merit and is duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on this matter since the April 2013 filing.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to its knowledge have not been the subject of other discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed above and in our Form 10-K for the year ended December 31, 2012, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2013.

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

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•                  Wireless.  In the United States, we offer wireless voice and data services to retail customers under the “Alltel” name in rural markets located principally in the Southeast and Midwest. Additionally, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, the Caribbean and smaller markets in the United States.

•                  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in Vermont and New York State.  In addition, we offer wholesale long-distance voice services to telecommunications carriers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2013:

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

We are dependent on our U.S. Wireless segment for the substantial majority of our revenue and profits. For the quarter and six months ended June 30, 2013 and June 30, 2012, our U.S. Wireless segment generated approximately 74% and 77% of our consolidated revenues, respectively.

Our U.S. retail wireless revenue is primarily driven by the number of subscribers to our services, their adoption of our enhanced service offerings and their related voice and data usage. The number of subscribers and their usage volumes and patterns also has a major impact on the profitability of our U.S. retail wireless operations. As of June 30, 2013, substantially all of our U.S. retail wireless services were provided to approximately 591,000 customers under the “Alltel” brand name. Our wireless licenses provide mobile data and voice coverage to a network footprint covering a population of approximately four and a half million people as of June 30, 2013. Through the acquisition of a portion of the former Alltel network from Verizon Wireless in April 2010 (the “Alltel Acquisition”) we acquired a regional, non-contiguous wireless network that requires continued network expansion and improvements as well as roaming support to ensure ongoing nationwide coverage.

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

Pending Sale of U.S. Retail Wireless Business

On January 21, 2013, we entered into a Purchase Agreement with AT&T Mobility LLC (“AT&T”) to sell substantially all of the assets used in our Alltel business (the “Alltel Sale”). Under the terms of the agreement, AT&T will purchase the operations in an all-cash transaction valued at approximately $780 million. For the three and six months ended June 30, 2013, our Alltel business constituted approximately $103.4 million and $211.5 million, respectively, or 59% and 61%, respectively, of our consolidated revenues and $3.8 million and $9.1 million, respectively, or 19% and 24 % respectively, of our consolidated operating income. Although the consummation of the Alltel Sale is subject to customary closing conditions, including approval of the Federal Communications Commission, the required waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976 has expired and we currently anticipate completing the transaction in the second half of 2013.  Since the Company’s application for FCC approval is still pending, the Company has reported the results of the Alltel business in continuing operations.

For the purpose of clarity and consistency, and except where expressly indicated, each of the forward-looking statements made regarding our operations in this Item 2 assumes that the Alltel Sale has not yet been consummated.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of June 30, 2013, we have spent (i) $30.6 million in capital expenditures (of which $24.5 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.1 million in capital expenditures (of which $5.0 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $34.2 million in capital expenditures (of which $24.0 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. We anticipate that the remaining capital expenditures for all three projects are $13.7 million, of which $9.6 million is expected to be funded by the federal stimulus grants.  All of our stimulus projects are anticipated to be completed by the end of 2013.

Results of Operations

Three Months Ended June 30, 2012 and 2013

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2012	2013	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$84,002	$80,733	$(3,269)	(3.9)%
Wholesale	51,553	42,030	(9,523)	(18.5)
International wireless	20,271	21,837	1,566	7.7
Wireline	21,074	20,877	(197)	(0.9)
Equipment and other	8,596	9,595	999	11.6
Total revenue	185,496	175,072	(10,424)	(5.6)
OPERATING EXPENSES:
Termination and access fees	38,994	32,857	(6,137)	(15.7)
Engineering and operations	22,469	21,781	(688)	(3.1)
Sales, marketing and customer service	31,026	28,612	(2,414)	(7.8)
Equipment expense	22,393	24,384	1,991	8.9
General and administrative	20,966	21,537	571	2.7
Transaction-related charges	—	310	310	—
Depreciation and amortization	26,582	25,454	(1,128)	(4.2)
Gain on disposition of long-lived assets	—	—	—	—
Total operating expenses	162,430	154,935	(7,495)	(4.6)
Income from operations	23,066	20,137	(2,929)	(12.7)
OTHER INCOME (EXPENSE):
Interest expense	(3,998)	(2,814)	1,184	29.6
Interest income	94	85	(9)	(9.6)
Equity in earnings of unconsolidated affiliate	930	394	(536)	(57.6)
Other income(expense), net	(346)	334	680	196.5
Other income (expense), net	(3,320)	(2,001)	1,319	39.7
INCOME BEFORE INCOME TAXES	19,746	18,136	(1,610)	(8.2)
Income taxes	7,979	6,715	(1,264)	(15.8)
NET INCOME	11,767	11,421	(346)	(2.9)
Net income attributable to non-controlling interests	(1,237)	(2,564)	(1,327)	(107.3)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$10,530	8,857	(1,673)	(15.9)

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

Retail revenue

The retail portion of our U.S. Wireless revenue was $80.7 million for the three months ended June 30, 2013, as compared to $84.0 million for the three months ended June 30, 2012, a decrease of $3.3 million, or 3.9%.  The decrease in retail U.S. Wireless revenues was primarily the result of a decline in postpaid subscribers which typically generate higher average revenues than prepaid customers.

As of June 30, 2013, we had approximately 591,000 U.S. retail wireless subscribers (including 409,000 postpaid subscribers and 182,000 prepaid subscribers), an increase of 7,000, or 1.2%, from approximately 584,000 subscribers (including 442,000 postpaid subscribers and 142,000 prepaid subscribers) we had as of June 30, 2012 and an increase of 1,000 from the 590,000 subscribers we had as of March 31, 2013.  Gross additions (New customers) to the U.S. retail wireless subscriber base increased to 71,000 for the three months ended June 30, 2013, as compared to approximately 55,000 for the three months ended June 30, 2012.

During the quarter ended June 30, 2013, we were in a period of higher than normal postpaid customer contract expirations.  Partially as a result of that, our post-paid customer churn was 2.59% for the three months ended June 30, 2013 compared to a churn rate of 2.18% for the three months ended June 30, 2012. Churn is customers voluntarily or involuntarily (e.g. Non-payment) terminating their service.  Although the ability to now offer iPhone devices, which we launched towards the end of the first quarter of 2013, may improve customer churn, we expect that further declines in postpaid subscribers will result in lower revenues in future periods.

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue decreased to $42.0 million for the three months ended June 30, 2013 from $51.6 million for the three months ended June 30, 2012, a reduction of $9.6 million or 18.6%.  The decrease occurred in our Alltel markets as a result of roaming partners moving traffic off of our network.  This decrease was partially offset by an increase in data traffic in our legacy wholesale markets despite the sale of certain spectrum and related cell sites in our Midwest U.S. markets during the fourth quarter of 2012.

We expect that data volume may increase in the next several quarters as we continue to expand our coverage areas as well as our network capacity and capabilities.  Data volumes may also increase as customer usage of data and smart phone penetration in future periods continues to grow. Any revenue derived from such increase, however, may be completely offset by a number of factors, including reductions in the roaming rates that we charge, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to continue to expand their networks in areas where we operate.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda and the Caribbean, including our operations in the U.S. Virgin Islands.

International wireless revenue increased by $1.5 million, or 7.4%  to $21.8  million for the three months ended June 30, 2013, from $20.3 million for the three months ended June 30, 2012. International Wireless revenue increased as a result of subscriber and other retail growth and roaming revenues within the Island Wireless segment.  International wireless subscribers rose from 325,000 as of June 30, 2012 to 333,000 as of June 30, 2013 of which 88% were prepaid subscribers.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale revenues in these markets are subject to seasonality and can fluctuate between quarters.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data and wholesale transport operations in New York and New England, as well as our wholesale long-distance voice services operation. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long distance or toll charges, maintenance and equipment sales.

Wireline revenue decreased by $0.2 million, or 0.9%, to $20.9 million for the three months ended June 30, 2013, from $21.1 million in the prior year period. Reductions in revenue from our local calling and international long services businesses in Guyana were partially offset by the growth in data revenue in Guyana and an increase in our wholesale long-distance voice services operation.

If we cease to be the exclusive provider of domestic fixed and international long distance services in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights, we anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share and rate changes.  We cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana.  Any loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, however, such pressure on our wireline revenue may be eventually offset by increased revenue from data services to consumers and enterprises in Guyana and wholesale transport services and large enterprise and agency sales in the United States.

Revenues from our integrated voice and data and wholesale transport operations in New England were relatively unchanged between the three months ending June 30, 2012 and 2013.  We are in the process of expanding our fiber networks in New York and Vermont and as of June 30, 2013 have received or will receive $24.5 million of the $24.7 million New York-based stimulus grant awarded to us in late 2009 and have received or will receive $24.0 million of the $33.0 million stimulus grant in connection with the expansion of our fiber network in Vermont. We expect to receive the remaining grant funds and complete the construction of these expansions by the end of 2013.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $1.0 million, or 11.6% to $9.6 million for the three months ended June 30, 2013, from $8.6 million for the three months ended June 30, 2012. Equipment revenue increased as the result of an increase in the demand for more expensive smartphone handset devices, including Alltel’s launch of iPhone sales in 2013.

We believe that equipment and other revenue will continue to increase in coming quarters. This revenue is primarily driven by the level of gross subscriber additions and device upgrades, and as such will be affected by the success of our sales efforts, including device subsidies, and the number of customers eligible for subsidized device upgrades in the period.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees decreased by $6.1 million, or 15.6% from $39.0 million for the three months ended June 30, 2012 to $32.9 million for the three months ended June 30, 2013.  The decrease was primarily the result of a reduction in roaming expenses partially offset by an increase in data usage volume which increases backhaul costs. Termination and access fees may increase in future periods with expected growth in data volume and the expansion of our networks, but we expect these fees to remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses decreased by $0.7 million, or 3.1%, from $22.5 million for the three months ended June 30, 2012 to $21.8 million for the three months ended June 30, 2013, primarily as a result of the realization of network cost  synergies following our 2011 merger in Bermuda.

We expect that engineering and operations expenses will increase over time due to an expected increase in our network capacity and geographic expansion of our networks, both of which will require additional support.

Sales, marketing and customer service expenses.  Sales, marketing and customer service expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales, marketing and customer service expenses decreased by $2.4 million, or 7.7% from $31.0 million for the three months ended June 30, 2012 to $28.6 million for the three months ended June 30, 2013 as a result of a reduction, primarily in Guyana, in advertising and promotional costs as well as lower customer care costs as compared to 2012.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses primarily consists of the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses increased by $2.0 million, or 8.9% from $22.4 million for the three months ended June 30, 2012 to $24.4 million for the three months ended June 30, 2013.  The increase in equipment expenses is the result of increased demand for more expensive smartphone handset devices.  The addition of more expensive handsets to our device lineup, such as the iPhone which we began selling at the end of the first quarter of 2013, could cause the equipment expenses to increase significantly in coming quarters.  We may also choose to increase device subsidies to attract and retain customers.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses also include internal costs associated with our performance of due-diligence on our pending or recently completed acquisitions.

General and administrative expenses increased by $0.5 million, or 2.4%, from $21.0 million for the three months ended June 30, 2012 to $21.5 million for the three months ended June 30, 2013 primarily as a result of an increase in corporate overhead expenses. We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition and disposition related activities, which are expensed as incurred. Transaction-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with any transactions or any integration-related costs.

For the three months ended June 30, 2012, we did not incur any transaction-related charges and we incurred $0.3 million for the three months ended June 30, 2013. We expect that transaction-related expenses will continue to be incurred as we continue to explore additional acquisition and investment opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $1.1 million, or 4.1%, from $26.6 million for the three months ended June 30, 2012 to $25.5 million for the three months ended June 30, 2013. The decrease is primarily due to the sale of certain network assets in our U.S. Wireless segment in late 2012 as well as certain assets in our Island Wireless segment becoming fully depreciated.

We expect depreciation expense on our tangible assets to continue to increase as a result of ongoing network investments in our businesses. Such increase, however, will be partially offset by a future decrease in the amortization of our intangible assets, which are being amortized using an accelerated amortization method, as well as certain network assets becoming fully depreciated.

Interest expense.  Interest expense represents interest incurred on our outstanding credit facilities including our interest rate swaps.

Interest expense decreased from $4.0 million for the three months ended June 30, 2012 to $2.8 million for the three months ended June 30, 2013. The decrease was the result of a reduction in our outstanding debt and a decrease in applicable margins effective with the amendment to our credit facilities on May 18, 2012. As of June 30, 2013, we had $268.2 million in outstanding debt as compared to $279.9 million as of June 30, 2012.

Interest income.  Interest income represents interest earned on our cash and cash equivalents.  Interest income was $0.1 million for the three months ended June 30, 2012 and 2013 as interest rates earned on our cash balances remained low.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate is related to a minority-owned investment in our U.S. Wireless segment and was $0.9 million for the three months ended June 30, 2012 as compared to $0.4 million for the three months ended June 30, 2013.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was an expense of $0.3 million for the three months ended June 30, 2012 and income of $0.3 million for the three months ended June 30, 2013.

Income taxes.  Our effective tax rates for the three months ended June 30, 2012 and 2013 were 40% and 37%, respectively. Our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012.  Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $1.2 million and $2.6 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2012 and 2013, respectively

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $8.9 million for the three months ended June 30, 2013 from $10.5 million for the three months ended June 30, 2012.  On a per share basis, net income decreased to $0.56 per diluted share from $0.67 per diluted share for the three months ended June 30, 2013 and 2012, respectively.

Six Months Ended June 30, 2012 and 2013

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2012	2013	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
US Wireless:
Retail	$170,686	$162,015	$(8,671)	(5.1)%
Wholesale	98,937	82,332	(16,605)	(16.8)
International Wireless	39,171	43,267	4,096	10.5
Wireline	42,804	41,441	(1,363)	(3.2)
Equipment and Other	16,985	18,885	1,900	11.2
Total revenue	368,583	347,940	(20,643)	(5.6)
OPERATING EXPENSES:
Termination and access fees	79,536	67,093	(12,443)	(15.6)
Engineering and operations	44,434	43,932	(502)	(1.1)
Sales, marketing and customer service	63,031	58,114	(4,917)	(7.8)
Equipment expense	43,085	48,941	5,856	13.6
General and administrative	43,690	40,683	(3,007)	(6.9)
Transaction-related charges	5	1,092	1,087	21,740
Depreciation and amortization	53,606	51,255	(2,351)	(4.4)
Gain on disposition of long lived assets	—	(1,076)	(1,076)	—
Total operating expenses	327,387	310,034	(17,353)	(5.3)
Income from operations	41,196	37,906	(3,290)	(8.0)
OTHER INCOME (EXPENSE):
Interest expense	(7,968)	(5,174)	2,794	35.1
Interest income	186	172	(14)	(7.5)
Equity in earnings of unconsolidated affiliate	2,331	976	(1,355)	(58.1)
Other income, net	(282)	536	818	290.1
Other income (expense), net	(5,733)	(3,490)	2,243	39.1
INCOME BEFORE INCOME TAXES	35,463	34,416	(1,047)	(3.0)
Income taxes	14,759	13,077	(1,682)	(11.4)
NET INCOME	20,704	21,339	635	3.1
Net income attributable to non-controlling interests	(853)	(3,706)	(2,853)	(334.5)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$19,851	17,633	(2,218)	(11.2)

U.S. wireless revenue.

Retail revenue

The retail portion of our U.S. Wireless revenue was $162.0 million for the six months ended June 30, 2013, as compared to $170.7 million for the six months ended June 30, 2012, a decrease of $8.7 million, or 5.1%. The decrease in retail U.S. Wireless revenues was primarily the result of a decline in postpaid subscribers which typically generate higher average revenues than prepaid customers.

Wholesale revenue

The wholesale portion of our U.S. Wireless revenue decreased to $82.3 million for the six months ended June 30, 2013 from $99.0 million for the six months ended June 30, 2012, a decrease of $16.7 million or 16.9%.  The decrease occurred primarily in our Alltel markets as a result of roaming partners moving traffic off of our network.  This decrease was partially offset by an increase in data traffic in our legacy markets despite the sale of certain spectrum and related cell sites in the Midwest U.S. during the fourth quarter of 2012.

International wireless revenue.  International wireless revenue increased by $4.1 million, or 10.5%, to $43.3 million for the six months ended June 30, 2013, from $39.2 million for the six months ended June 30, 2012. This increase was mainly due to subscriber growth as well as increased roaming revenues in the Caribbean.

Wireline revenue.  Wireline revenue decreased by $1.4 million, or 3.3%, to $41.4 million for the six months ended June 30, 2013, from $42.8 million during the six months ended June 30, 2012.  Reductions in revenue from our local calling and international long services businesses in Guyana were partially offset by the growth in data revenue in Guyana and increases in wholesale long-distance services that we offer.

Equipment and other revenue.  Equipment and other revenue increased by $2 million, or 11.8% to $18.9 million for the six months ended June 30, 2013, from $16.9 million for the six months ended June 30, 2012.  Equipment revenue increased due to an increase in subscriber contract renewals, gross subscriber additions and increased demand for more expensive smartphone handset devices.

Termination and access fee expenses.  Termination and access fees decreased by $12.4 million, or 15.6% from $79.5 million for the six months ended June 30, 2012 to $67.1 million for the six months ended June 30, 2013.  The decrease was primarily the result of a reduction in roaming expenses in the U.S. Wireless business partially offset by an increase in data usage volume which increases backhaul costs.

Engineering and operations expenses.  Engineering and operations expenses decreased by $0.5 million, or 1.1% from $44.4 million for the six months ended June 30, 2012 to $43.9 million for the six months ended June 30, 2013 primarily as a result of  the realization of operational synergies following our 2011 merger in Bermuda.

Sales, marketing and customer service expenses.  Sales and marketing expenses decreased by $4.9 million, or 7.8% from $63.0 million for the six months ended June 30, 2012 to $58.1 million for the six months ended June 30, 2013.  The decrease was a result of a reduction in advertising and promotional costs, particularly in Guyana, as well as lower customer care costs as compared to 2012.

Equipment expenses.  Equipment expenses increased by $5.8 million, or 13.5%, from $43.1 million for the six months ended June 30, 2012 to $48.9 million for the six months ended June 30, 2013. This increase is largely the result of an increase in customer contract renewals in 2013 in our U.S. Wireless business as a higher than normal portion of our two-year contracts with Alltel subscribers expired.  The increase in equipment expenses is also the result of increased demand for more expensive smartphone handset devices.

General and administrative expenses.  General and administrative expenses decreased by $3.0 million, or 6.9% from $43.7 million for the six months ended June 30, 2012 to $40.7 million for the six months ended June 30, 2013 primarily as a result of certain information technology projects, relating to our transition from the legacy Alltel systems to our own, being completed in 2012.

Transaction-related charges.  We incurred a nominal amount of acquisition-related charges during the six months ended June 30, 2012 and $1.1million of transaction-related charges for the six months ended June 30, 2013 primarily related to the pending sale of our Alltel business.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased by $2.3 million, or 4.5%, from $53.6 million for the six months ended June 30, 2012 to $51.3 million for the six months ended June 30, 2013. The decrease is primarily due to the sale of certain network assets in our U.S. Wireless segment in late 2012 as well as certain assets in our Island Wireless segment becoming fully depreciated in 2012.

Gain on disposal of long lived asset. During the six months ended June 30, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest expense.  Interest expense decreased from $8.0 million for the six months ended June 30, 2012 to $5.2 million for the six months ended June 30, 2013 due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective May 18, 2012.  As of June 30, 2013, we had $268.2 million in outstanding debt as compared to $279.9 million as of June 30, 2012.

Interest income.  Interest income decreased nominally to $0.2 million for the six months ended June 30, 2013 as interest rates earned on our cash balances remained low.

Equity in earnings of an unconsolidated affiliate.  Equity in earnings of an unconsolidated affiliate was $1.0 million for the six months ended June 30, 2013 as compared to $2.3 million for the six months ended June 30, 2012.

Other income (expense), net.  Other income (expense), net was $0.3 million of expense for the six months ended June 30, 2012 as a result of $0.7 million of deferred financing costs being expensed in connection with an amendment to our credit facility effective May 18, 2012.  For the six months ended June 30, 2013, we recorded $0.5 million of income.

Income taxes.  Our effective tax rates for the six months ended June 30, 2012 and 2013 were 42% and 38%, respectively. Our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012.  Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.

Net income attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $0.9 million and $3.7 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2012 and 2013, respectively.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $17.6 million for the six months ended June 30, 2013 from $19.9 million for the six months ended June 30, 2012.  On a per share basis, net income decreased to $1.12 per diluted share from $1.27 per diluted share for the six months ended June 30, 2013 and 2012, respectively.

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

For the six months ended June 30, 2012 and 2013, we spent approximately $32.3 million and $52.2 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2012	$20,411	$4,131	$2,521	$3,538	$1,671	$32,272
2013	35,844	6,116	1,910	6,689	1,624	52,183

We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We currently anticipate that capital expenditures for the year ended December 31, 2013 will be between $80 million and $90 million, assuming the Alltel Sale transaction is completed as anticipated in 2013.

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

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2013, dividends to our stockholders were approximately $7.9 million, which reflects dividends declared on June 20, 2013 and paid on July 8, 2013. We have paid quarterly dividends for the last 59 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of June 30, 2013 repurchasing our common stock. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity at June 30, 2012.  As of June 30, 2013, we had approximately $111.4 million in cash and cash equivalents, a decrease of $25.2 million from the December 31, 2012 balance of $136.6 million. The decrease in our cash and cash equivalents was predominately attributable to the use of cash for our capital expenditures, repayments of debt and the payments of dividends. These uses were partially offset by cash provided by our operations.

Cash provided by operations.  Cash provided by operating activities was $35.4 million for the six months ended June 30, 2013 and $79.6 million for the six months ended June 30, 2012, a decrease of $44.2 million. The decrease was predominantly driven by an increase in prepaid expenses (including income taxes) and other current assets and a decrease in accrued taxes during the six months ended June 30, 2013.

Cash used in financing activities.  Cash used in financing activities decreased by $6.3 million, from $16.2 million of cash used in financing activities for the six months ended June 30, 2012 to $10.0 million of cash used in financing activities for the six months ended June 30, 2013. The decrease was primarily the result of debt issuance costs paid in connection with the amendment of our Credit Facility which was completed in May 2012 and the timing impact of paying a dividend declared by our Board of Directors on December 6, 2012 in the fourth quarter of 2012 as opposed to in the first quarter of 2013.

Credit facilities.  On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, we further amended our Amended Credit Facility to provide for an additional letter of credit sub-facility to our revolver loan, to be available for issuance in connection with our Mobility Fund Grant obligations. Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit, which, when issued, will accrue a fee at a rate of 1.75% per annum on the outstanding amounts. On June 17, 2013, we issued approximately $29.8 million of these letters of credit to the Universal Service Administrative Company (“USAC”) to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of our subsidiaries. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts and receipt of the Mobility Fund Grants is still subject to final USAC and FCC approval.  As of June 30, 2013, there were no draw downs against these letters of credit.  If we fail to comply with certain terms and conditions upon which the Mobility Fund Grants are to be granted, or if we lose eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project, which includes penalty amounts.  The results of our Mobility Fund projects, once initiated, will be included in our “U.S. Wireless” segment.

The term loan A-1 under our Amended Credit Facility is $125 million and matures on June 30, 2017 (the “Term Loan A-1”). The term loan A-2 under our Amended Credit Facility is $150 million and matures on June 30, 2019 (the “Term Loan A-2” and collectively with the Term Loan A-1, the “Term Loans”). Each of the Term Loans have certain quarterly repayment obligations. The revolver loan under our Amended Credit Facility matures on June 30, 2017. We may prepay the Amended Credit Facility at any time without premium or penalty, other than customary fees for the breakage of London Interbank Offered Rate (LIBOR) loans.

Amounts borrowed under the Term Loan A-1 and the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swingline sub-facility, an applicable margin ranging from 0.50% to 2.00%). Amounts borrowed under the Term Loan A-2 bear interest at a rate equal to, at our option, either (i) the LIBOR plus an applicable margin ranging between 2.50% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.50% to 3.00%. The base rate is equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin is determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility).

Certain of our domestic subsidiaries, including our principal operating subsidiaries, are guarantors of our obligations under the Amended Credit Agreement. Further, our obligations are secured by (i) a first priority, perfected lien on substantially all of our property and assets and that of the guarantor subsidiaries, including our principal wholly-owned domestic operating subsidiaries and (ii) a pledge of 100% of our equity interests in certain domestic subsidiaries and up to 65% of the equity interests outstanding of certain foreign subsidiaries, in each case, including our principal operating subsidiaries.

Borrowings as of June 30, 2013, after considering the effect of the interest rate swap agreements as described in Note 7, bore a weighted-average interest rate of 4.39%. Availability under the revolver loan, net of outstanding letters of credit of $29.9 million, was $70.1 million as of June 30, 2013.

Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility as amended.

Factors Affecting Sources of Liquidity

Internally generated funds.     The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under credit facility.     The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

Capital markets.     Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 13, 2013, shelf registration statement, that registered potential future offerings of our securities, expired.  We currently intend to renew this shelf registration statement.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  The functional currency we use in Guyana is the U.S. dollar because a significant portion of our Guyana revenues and expenditures are transacted in U.S. dollars. The results of future operations nevertheless may be affected by changes in the value of the Guyana dollar; however, as the Guyanese exchange rate has remained at approximately 205 Guyana dollars to 1 U.S. dollar since 2004, we have not recorded any foreign exchange gains or losses since that time. All of our other foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency.

Interest Rate Sensitivity.  Our exposure to changes in interest rates is limited and relates primarily to our variable interest rate long-term debt. As of June 30, 2013, $144.2 million of our long term debt has a fixed rate ($140.5 million by way of interest-rate swaps that effectively hedge our interest rate risk). The remaining $124.0 million of outstanding debt as of June 30, 2013 is subject to interest rate risk. As a result of our hedging policy we believe our exposure to fluctuations in interest rates is not material.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During 2012, the Company identified violations of certain of the Company’s policies and problems in the internal control environment at its GT&T subsidiary. The Company has taken steps to address these matters, as described in the Company’s Form 10-K for the quarter ended December 31, 2012, and has taken additional steps subsequent to the year-end, including the appointment of a new chief executive officer and a new chief financial officer at GT&T effective March 1, 2013 and April 1, 2013, respectively. Other than the management change at GT&T described above, there was no change in the Company’s internal control over financial reporting that occurred during the three or six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended June 30, 2013.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2013 — April 30, 2013	—	$—	—	$2,919,965
May 1, 2013 — May 31, 2013	6,363	$50.26	—	$2,919,965
June 1, 2013 — June 30, 2013	408	$49.65	—	$2,919,965

(1)         Represents shares purchased on May 2, 2013 and June 15, 2013 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

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

Atlantic Tele-Network, Inc.

Date: August 9, 2013	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2013	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer