Form 10-Q
period 2013-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2013-11-12
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, the registrant had outstanding 15,756,840 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2013

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, wholesale revenues, and the future retention and turnover of our subscriber base; (2) our ability to maintain favorable roaming arrangements; (3) increased competition; (4) economic, political and other risks facing our foreign operations; (5) the loss of certain FCC and other licenses  or other regulatory changes affecting our businesses; (6) rapid and significant technological changes in the telecommunications industry; (7) any loss of any key members of management; (8) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure and retail wireless business; (9) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (10) the occurrence of severe weather and natural catastrophes; (11) our continued access to capital and credit markets; (12) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company;  and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of this Report as well as the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 18, 2013 and the other reports we file from time to time with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31, 2012	September 30, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$136,647	$594,340
Restricted cash	—	39,000
Accounts receivable, net of allowances of $7.9 million and $8.6 million, respectively	38,867	44,818
Materials and supplies	8,033	8,963
Deferred income taxes	8,349	1,466
Prepayments and other current assets	5,597	9,813
Assets of discontinued operations	380,765	4,923
Total current assets	578,258	703,323
Property, plant and equipment, net	238,324	253,210
Telecommunications licenses	39,905	39,501
Goodwill	45,077	45,077
Trade name license	417	417
Customer relationships, net	2,206	1,905
Restricted cash	—	39,000
Other assets	6,688	6,733
Total assets	$910,875	$1,089,166
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,680	$—
Accounts payable and accrued liabilities	29,773	44,307
Dividends payable	—	4,266
Accrued taxes	26,678	251,257
Advance payments and deposits	7,563	7,916
Other current liabilities	16,673	20,778
Liabilities of discontinued operations	73,910	17,719
Total current liabilities	170,277	346,243
Deferred income taxes	84,006	33,275
Other liabilities	11,452	6,761
Long-term debt, excluding current portion	250,900	—
Total liabilities	516,635	386,279
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc.’s Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,090,544 and 16,407,422 shares issued, respectively, and 15,576,721 and 15,755,340 shares outstanding, respectively	160	163
Treasury stock, at cost; 513,823 and 652,082 shares, respectively	(5,286)	(11,901)
Additional paid-in capital	123,253	133,576
Retained earnings	224,316	506,064
Accumulated other comprehensive loss	(8,297)	(1,312)
Total Atlantic Tele-Network, Inc.’s stockholders’ equity	334,146	626,590
Non-controlling interests	60,094	76,297
Total equity	394,240	702,887
Total liabilities and equity	$910,875	$1,089,166

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2013

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
REVENUE:
U.S. wireless	$29,042	32,796	$77,970	80,597
International wireless	21,014	22,895	60,186	66,162
Wireline	21,289	21,504	64,094	62,945
Equipment and other	1,967	2,155	5,634	6,103
Total revenue	73,312	79,350	207,884	215,807
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	14,435	14,112	42,404	40,768
Engineering and operations	9,903	9,509	29,834	28,349
Sales and marketing	4,299	4,370	14,877	13,646
Equipment expense	3,129	2,549	9,149	8,050
General and administrative	12,952	13,827	37,791	38,856
Transaction-related charges	2	2,610	7	2,674
Depreciation and amortization	12,421	12,335	38,304	36,517
Gain on disposition of long lived asset	—	—	—	(1,076)
Total operating expenses	57,141	59,312	172,366	167,784
Income from operations	16,171	20,038	35,518	48,023
OTHER INCOME (EXPENSE):
Interest expense, net	(2,985)	(7,141)	(10,755)	(12,126)
Unrealized loss on interest rate derivative contracts	—	(5,675)	—	(5,675)
Other income (expense), net	49	(226)	(442)	(198)
Other income (expense), net	(2,936)	(13,042)	(11,197)	(17,999)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,235	6,996	24,321	30,024
Income tax expense	4,145	2,481	9,032	11,294
INCOME FROM CONTINUING OPERATIONS	9,090	4,515	15,289	18,730
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	8,922	(1,960)	23,428	5,166
Gain on sale of discontinued operations, net of tax	—	305,197	—	305,197
Income from discontinued operations, net of tax	8,922	303,237	23,428	310,363

NET INCOME	18,012	307,752	38,717	329,093
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,681)	(2,945)	(2,015)	(5,934)
Discontinued operations	(365)	116	(885)	(601)
Disposal of discontinued operations	—	(28,699)	—	(28,699)
	(2,046)	(31,528)	(2,900)	(35,234)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$15,966	$276,224	$35,817	$293,859
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.48	$0.10	$0.86	$0.82
Discontinued operations:
Discontinued operations	$0.55	$(0.12)	$1.45	$0.29
Gain on sale of discontinued operations	—	17.57	—	17.64
Total discontinued operations	$0.55	$17.45	$1.45	$17.93
Total	$1.03	$17.55	$2.31	$18.75
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$0.47	$0.10	$0.85	$0.81
Discontinued operations:
Discontinued operations	$0.55	(0.12)	$1.44	0.29
Gain on sale of discontinued operations	—	17.45	—	$17.51
Total discontinued operations	$0.55	$17.33	$1.44	$17.80
Total	$1.02	$17.43	$2.29	$18.61
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,560	15,738	15,517	15,678
Diluted	15,651	15,845	15,605	15,789
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.25	$0.27	$0.71	$0.77

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2013

Net income	$38,717	$329,093
Other comprehensive income:
Unrealized (loss) gain on interest rate derivative, net of tax (benefit) of $(0.4) million and $2.0 million, respectively	(535)	6,985
Other comprehensive income, net of tax	(535)	6,985
Comprehensive income	38,182	336,078
Less: Comprehensive income attributable to non-controlling interests	(2,900)	(35,234)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$35,282	$300,844

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,717	$329,093
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	38,304	36,517
Provision for doubtful accounts	1,006	880
Amortization of debt discount and debt issuance costs	2,068	6,657
Stock-based compensation	2,585	3,419
Unrealized loss on interest rate derivative contracts	—	5,675
Deferred income taxes	136	—
Income from discontinued operations	(23,428)	(5,166)
Gain on disposition of long-lived assets	—	(1,076)
Gain on sale of discontinued operations	—	(305,197)
Changes in operating assets and liabilities:
Accounts receivable	(5,944)	(3,832)
Materials and supplies, prepayments, and other current assets	(2,268)	(3,470)
Income tax receivable	11,545	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(52)	11,623
Accrued taxes	17,181	(23,668)
Other	2,545	7,307
Net cash provided by operating activities of continuing operations	82,395	58,762
Net cash provided by operating activities of discontinued operations	55,080	25,751
Net cash provided by operating activities	137,475	84,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,575)	(55,171)
Proceeds from disposition of assets	—	1,500
Net cash used in investing activities of continuing operations	(28,575)	(53,671)
Net cash provided by (used in) investing activities of discontinued operations, net	(21,930)	711,541
Net cash provided by (used in) investing activities	(50,505)	657,870
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowing under term loan	275,000	—
Proceeds from borrowings under revolver loan	46,378	—
Principal repayments of term loan	(256,873)	(272,137)
Principal repayments of revolver loan	(74,534)	—
Proceeds from stock option exercises	1,240	1,450
Dividends paid on common stock	(10,692)	(7,839)
Distributions to non-controlling interests	(1,294)	(3,321)
Payments of debt issuance costs	(3,564)	(12)
Repurchase of non-controlling interests	(80)	—
Investments made by non-controlling interests	1,040	135
Purchase of common stock	(202)	(1,288)
Net cash used in financing activities of continuing operations	(23,581)	(283,012)
Net cash used in financing activities of discontinued operations, net	(716)	(1,678)
Net cash used in financing activities	(24,297)	(284,690)
NET CHANGE IN CASH AND CASH EQUIVALENTS	62,673	457,693
CASH AND CASH EQUIVALENTS, beginning of the period	48,735	136,647
CASH AND CASH EQUIVALENTS, end of the period	$111,408	$594,340
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	10,096	6,642
Taxes paid, net of refunds	6,225	37,597

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BUSINESS OPERATIONS

The Company provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through its operating subsidiaries, the Company offers the following principal services:

•                  Wireless.   In the United States, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest. The Company also offers wireless voice and data services to retail customers in Bermuda, Guyana, the Caribbean and smaller markets in the United States.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 11 to the Condensed Consolidated Financial Statements.

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

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company’s U.S. retail wireless business operated under the Alltel name to AT&T Mobility (“AT&T” or “AT&T Mobility”) for approximately $780 million in cash plus a sale price adjustment based on the working capital of the business.  The working capital payment is subject to adjustment based on the final working capital amount at the time of the sale.  As a result of that approval, the Company completed the sale on that date.

The operations of the Alltel business, which were previously included in the Company’s U.S. Wireless segment, have been classified as discontinued operations in all periods presented.  The gain on the sale of the Alltel business recognized during the three months ended September 30, 2013, is also included in discontinued operations.

See Note 4 for additional information.  Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

Certain revisions to correct profit and loss classifications have been made in the prior period financial statements. The changes match the elimination of income with expenses for inter-company shared services and align subsidiary accounting practices for bad debt expense presentation. The changes were not material to prior periods and did not impact operating income. The aggregate impact of the changes included a $0.4 million and $0.8 million adjustment from wireline revenue to termination and access fees and an increase of engineering and operations expense of $0.8 million and $2.4 million with a corresponding decrease in general and administrative expense for each of the three and nine month periods ended September 30, 2012, respectively.

Additionally, during the three months ended September 30, 2013, the Company recognized approximately $0.6 million in Other Income to correct for an overstatement of prepaid calling card liabilities recorded in advance payments and deposits.   The Company determined that the impact of the correction of this error was not material to the current or any prior period financial statements.

Our effective tax rates for the three months ended September 30, 2012 and 2013 were 31.3% and 35.5%, respectively. The three months ended September 30, 2012 includes a tax benefit of $1.3 million related to certain non-recurring tax credits.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The Company does not expect that the adoption of this authoritative guidance will have a material impact on its consolidated financial statements.  See Note 9 for disclosure of reclassification adjustments from accumulated other comprehensive income.

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill, the gain on sale of discontinued operations and income taxes. Actual results could differ significantly from those estimates.

4.  DISCONTINUED OPERATIONS — SALE OF U.S. RETAIL WIRELESS BUSINESS

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company’s U.S. retail wireless business operated under the Alltel name to AT&T for approximately $780.0 million in cash plus $17.4 million in working capital adjustments.  The Company previously reported the operations of this business within its U.S. Wireless segment.  As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain of approximately $305.2 million calculated as follows (in thousands):

Proceeds:
Received		$702,000
Escrowed		78,000
Working capital- preliminary		24,138
Working capital- adjusted		(6,703)
Adjust proceeds		797,435
Less: Net assets sold or impaired:

Assets sold or impaired:
Current assets	51,597
Property, plant and equipment, net	190,970
Telecommunications licenses	50,553
Other intangible assets	37,434
Other assets	13,202

Liabilities sold:
Current liabilities	(40,674)
Other liabilities	(22,796)

Net assets sold or impaired		280,286

Less: Transaction related costs		13,517

Pre-tax gain		503,632

Less: Income taxes at effective rate		198,435

Net gain on sale		$305,197

The $797.4 million in cash proceeds includes $78.0 million of cash being held in a general indemnity escrow account which, subject to the terms and conditions of the purchase agreement between AT&T Mobility and the Company governing the sale, this escrow will be released to the Company over the next eighteen months as follows; $19.5 million after 180 days; $19.5 million after 360 days; and the remaining $39.0 million after 18 months.  The Company has recorded the $78.0 million as restricted cash on its September 30, 2013 balance sheet with $39.0 million classified as a current asset and the remaining $39.0 million classified as long-term based on the timing of the expected cash proceeds.

The Alltel trade name was not sold to AT&T Mobility. Due to trade name assignment restrictions, and no planned use through operations, the trade name was fully impaired. As a result, an impairment of $11.9 million was recorded as a part of the disposal and included in the net gain calculation.

The Company also recorded $28.7 million for the minority shareholders’ interests in the sold operation which is based on the estimated final distribution to the minority shareholders and included in non-controlling interests on its September 30, 2013 balance sheet.

The Company has reclassified the assets and liabilities of its Alltel operations to assets of discontinued operations and liabilities of discontinued operations within its December 31, 2012 and September 30, 2013 balance sheets. Those assets and liabilities consist of the following (in thousands):

	December 31, 2012	September 30, 2013

Accounts receivable, net	$34,225	$—
Materials and supplies	19,047	—
Prepayments and other current assets	5,386	4,923
Property, plant and equipment, net	212,222	—
Telecommunications licenses	50,553	—
Other intangible assets	42,746	—
Other assets	16,586	—

Assets of discontinued operations	$380,765	$4,923

Accounts payable and accrued liabilities	$20,486	$17,719
Accrued taxes	3,475	—
Advance payments and deposits	11,435	—
Other current liabilities	27,440	—
Other liabilities	11,074	—

Liabilities of discontinued operations	$73,910	$17,719

Revenues and income from discontinued operations related to the Alltel business for the three and nine months ended September 30, 2012 and 2013 were as follows (in thousands):

	Three Months Ended September 30,
	2012	2013

Revenue from discontinued operations	$115,692	$88,036

Income (loss) from discontinued operations, net of tax expense (benefit) of $5,369 and $(1,020), respectively	8,922	(1,960)

	Nine Months Ended September 30,
	2012	2013

Revenue from discontinued operations	$349,703	$299,519

Income from discontinued operations, net of tax expense of $15,241 and $3,244, respectively	23,428	5,166

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013 are summarized as follows (in thousands):

	December 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	1,755	—	1,755
Total assets measured at fair value	$1,755	$363	$2,118
Interest rate derivative (Note 7)	$—	$11,142	$11,142
Total liabilities measured at fair value	$—	$11,142	$11,142

	September 30, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds (1)	80,806	—	80,806
Total assets measured at fair value	$80,806	$363	$81,169
Interest rate derivative (Note 7)	$—	$5,651	$5,651
Total liabilities measured at fair value	$—	$5,651	$5,651

(1)   Includes $78.0 million classified as restricted cash on the Company’s balance sheet.

Certificate of Deposit

As of December 31, 2012 and September 30, 2013, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2012 and September 30, 2013, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. When deemed appropriate, the Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company’s borrowings.  These derivatives were settled at approximately their September 30, 2013 carrying value on October 2, 2013.

We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2012 and September 30, 2013.  The Company did not have any transfers of assets or liabilities between levels of the fair value hierarchy during the nine months ended September 30, 2013.

6.  LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2012	September 30, 2013
Notes payable - Bank
Term loans	$268,000	$—
Revolver loan	—	—
Note Payable — Other	4,072	—
Total outstanding debt	272,072	—
Less: current portion	(15,680)	—
Total long-term debt	256,392	—
Less: debt discount	(5,492)	—
Net carrying amount	$250,900	$—

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

On October 29, 2012, the Company further amended its Amended Credit Facility to provide for an additional letter of credit sub-facility to its revolver loan, to be available for issuance in connection with its Mobility Fund Support obligations. Under the amendment, the Company has the ability to use up to $55 million of its revolving credit facility for the issuance of letters of credit and currently has approximately $29.9 million of such Mobility Fund letters of credit outstanding which accrue a fee at a rate of 1.75% per annum on the outstanding amounts.  As of September 30, 2013, there were no draw-downs against these letters of credit.  If we fail to comply with certain terms and conditions upon which the Mobility Fund Support is granted, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project, which includes penalty amounts.  The results of our Mobility Fund projects, once initiated, will be included in the Company’s “U.S. Wireless” segment. See Note 8 for additional information regarding the Mobility Fund.

On September 20, 2013 the two term loans under the Company’s Amended Credit Facility were repaid in full.  The Company incurred nominal fees for the breakage of the term loans that were incurring interest at the London Interbank Offered Rate (LIBOR) .  In addition, the Company recorded approximately $5.5 million, including $4.7 million of debt discounts,  in interest expense during the three months ended September 30, 2013 related to accelerated amortization of deferred financing costs associated with the term loans.

Amounts borrowed under the term loans bore interest through September 20, 2013 at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%.  The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility).

Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub-facility, an applicable margin ranging from 1.50% to 3.00%.)  We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility as amended.

Note Payable—Other

In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company’s Bermuda operations. This term loan, which bore interest at 7% per annum, was repaid in full in July 2013.

The Company believed that the carrying value of its debt approximated fair value which was based on quoted market prices and fell within Level 2 of the fair value measurement hierarchy.  A level 2 hierarchy was applied based on level of trade activity associated with the Company’s debt.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s objective in using interest rate derivatives was to add stability to interest expense and to manage its exposure to the interest rate movements of its variable-rate debt. To accomplish this objective, the Company primarily used interest rate derivatives as part of its interest rate risk management strategy. Interest rate derivatives designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualified as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.

The total outstanding notional amount of cash flow hedges was $140.5 million as of September 30, 2013.  As a result of the repayment of its variable-rate debt on September 20, 2013, the Company’s interest rate derivatives were determined to be ineffective and a loss of $5.7 million was recorded during the three months ending September 30, 2013.  On October 2, 2013, the Company terminated its interest rate derivatives and paid $5.4 million, the net fair value of those derivatives, to its counterparties.

Amounts reported in accumulated other comprehensive income related to the interest rate derivatives were reclassified to “Unrealized loss on interest rate derivative contracts” as of the date of the prepayment of the Company’s outstanding term notes.

The table below presents the fair value of the Company’s derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2012 and September 30, 2013 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2012	September 30, 2013
Derivatives designated as hedging instruments:
Interest Rate Derivatives	Other liabilities	$11,142	$5,651
Total derivatives designated as hedging instruments		$11,142	$5,651

The table below presents the effect of the Company’s interest rate derivatives, it’s only derivative financial instruments, on the consolidated income statements for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Effective Portion			Ineffective Portion
Three Months Ended September 30,	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2012	$(1,192)	Interest expense	$1,044	$—	Interest expense	$—
2013	—	Interest expense	—	—	Interest expense	—

	Effective Portion			Ineffective Portion
Nine Months Ended September 30,	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
2012	$(892)	Interest expense	$3,100	$—	Interest expense	$—
2013	6,255	Interest expense	6,255	—	Interest expense	764

8.  MOBILITY FUND

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $47.0 million of Mobility Fund support to its Alltel business (the “Alltel Mobility Funds”) and $21.7 million of Mobility Fund support to its wholesale wireless business (the “Wholesale Mobility Funds” and collectively with the Alltel Mobility Funds, the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. In connection with the Company’s application for the Mobility Funds, the Company issued approximately $29.9 million in letters of credit to the Universal Service Administrative Company (“USAC”) in June 2013 to secure these obligations. If the

Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

In connection with the Company’s sale of its Alltel business on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and the Company made a cash payment of approximately $4.6 million in penalty fees to USAC. The Company expects to be reimbursed for these penalty fees by AT&T Mobility. The Company expects to terminate the letters of credit securing our Alltel Mobility Funds upon receipt of the returned letters of credit from USAC.

The Company began the construction of its Wholesale Mobility Funds projects during the third quarter of 2013  and its results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2013, the Company has received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $3.1 million is recorded within other current liabilities while the remaining $4.2 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2013. The presentation is based on the timing of the expected usage of the funds.

9.  RECONCILIATION OF TOTAL EQUITY

Total equity was as follows (in thousands):

	Nine months Ended September 30,
	2012			2013
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$294,266	$58,264	$352,530	$334,146	$60,094	$394,240
Stock-based compensation	2,585	—	2,585	3,419	—	3,419
Comprehensive income:
Net income	35,817	2,900	38,717	293,859	35,234	329,093
Other comprehensive income(loss)-Gain (loss) on interest rate derivative (net of tax)	(535)	—	(535)	6,985	—	6,985
Total comprehensive income	35,282	2,900	38,182	300,844	35,234	336,078
Issuance of common stock upon exercise of stock options	1,240	—	1,240	6,778	—	6,778
Dividends declared on common stock	(11,068)	—	(11,068)	(11,982)	—	(11,982)
Distributions to non-controlling interests	—	(1,294)	(1,294)	—	(5,532)	(5,532)
Investments made by minority shareholders	—	1,040	1,040	—	135	135
Sale of non-controlling interests	—	—	—	—	(13,634)	(13,634)
Repurchase of non-controlling interests	—	(80)	(80)	—	—	—
Purchase of common shares	(202)	—	(202)	(6,615)	—	(6,615)
Equity, end of period	$322,103	$60,830	$382,933	$626,590	$76,297	$702,887

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Interest Rate Derivative Agreements	Projected Pension Benefit Obligation	Translation Adjustment	Total

Balance at December 31, 2012	$(6,959)	$(1,318)	$(20)	$(8,297)

Other comprehensive income before reclassifications, net of taxes of $2.5 million (1)	3,753	—	—	3,735

Amounts reclassified from accumulated other comprehensive income, net of taxes of $2.0 million	3,206	—	—	3,206

Balance at September 30, 2013	$—	$(1,318)	$(20)	$(1,312)

(1) Includes a reclassification unrealized loss on interest rate derivative contracts of $3.1 million.

10.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2012 and 2013, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2013	2012	2013
Basic weighted-average common shares outstanding	15,560	15,738	15,517	15,678
Stock options	91	107	88	111
Diluted weighted-average common shares outstanding	15,651	15,845	15,605	15,789

The above calculations for the three months ended September 30, 2012 and 2013 do not include 322,000 and 29,000 shares, respectively, related to certain stock options because the effects of such were anti-dilutive. For the nine months ended September 30, 2012 and 2013, the calculation does not include 362,000 and 80,000 shares, respectively, related to certain stock options because the effect of such options was anti-dilutive.

11. SEGMENT REPORTING

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

The following tables provide information for each operating segment.  Previous periods have been restated to remove our discontinued operations which were previously reported within our U.S. Wireless segment (in thousands):

	For the Three Months Ended September 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$29,042	$—	$—	$—	$—	$29,042
International wireless	—	6,838	14,176	—	—	21,014
Wireline	152	16,351	—	4,786	—	21,289
Equipment and other	85	377	1,451	54	—	1,967
Total Revenue	29,279	23,566	15,627	4,840	—	73,312
Depreciation and amortization	4,200	4,406	2,875	697	243	12,421
Non-cash stock-based compensation	—	—	—	—	774	774
Operating income (loss)	14,879	6,596	1,043	(566)	(5,781)	16,171

	For the Nine months Ended September 30, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$77,970	$—	$—	$—	$—	$77,970
International wireless	—	19,891	40,295	—	—	60,186
Wireline	450	49,354	—	14,290	—	64,094
Equipment and other	212	1,334	3,947	141	—	5,634
Total Revenue	78,632	70,579	44,242	14,431	—	207,884
Depreciation and amortization	13,634	13,424	8,444	2,135	667	38,304
Non-cash stock-based compensation	—	—	—	—	2,566	2,566
Operating income (loss)	35,799	16,973	(319)	(1,655)	(15,280)	35,518

	For the Three Months Ended September 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$32,796	$—	$—	$—	$—	$32,796
International wireless	—	7,046	15,849	—	—	22,895
Wireline	152	15,640	—	5,712	—	21,504
Equipment and other	109	388	1,594	64	—	2,155
Total revenue	33,057	23,074	17,443	5,776	—	79,350
Depreciation and amortization	4,039	4,551	2,551	816	378	12,335
Non-cash stock-based compensation	—	—	—	—	926	926
Operating income (loss)	18,293	7,028	3,292	(255)	(8,320)	20,038

	For the Nine months Ended September 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$80,597	$—	$—	$—	$—	$80,597
International wireless	—	20,330	45,832	—	—	66,162
Wireline	457	46,493	—	15,995	—	62,945
Equipment and other	313	1,151	4,468	171	—	6,103
Total revenue	81,367	67,974	50,300	16,166	—	215,807
Depreciation and amortization	12,119	13,476	7,705	2,252	965	36,517
Non-cash stock-based compensation	—	—	—	—	2,898	2,898
Operating income (loss)	40,472	19,596	7,226	(786)	(18,485)	48,023

	Segment Assets
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2012:
Net fixed assets	$52,944	$126,532	$33,745	$17,489	$7,614	$238,324
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets (1)	161,038	191,314	77,120	30,888	69,750	530,110
September 30, 2013:
Net fixed assets	$69,291	$118,143	$30,568	$25,858	$9,350	$253,210
Goodwill	32,148	—	5,438	7,491	—	45,077
Total assets (1)	725,836	195,412	79,343	43,859	44,716	1,089,166

(1)   Total assets do not include $380,765 and $4,923 of assets associated with our discontinued operations as of December 31, 2012 and September 30, 2013, respectively.

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine months Ended September 30,
2012	$7,516	$7,362	$3,915	$7,280	$2,502	$28,575
2013	27,736	9,039	4,014	11,231	3,151	55,171

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

In August 2013, the Company received FCC final approval for approximately $47.0 million of Mobility Fund support to its Alltel business (the “Alltel Mobility Funds”) and $21.7 million of Mobility Fund support to its wholesale wireless business.  See Note 8 for further discussion.

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

The Guyana Parliament is continuing to consider the telecommunications legislation originally introduced in August 2012, which, if passed and assented to by the President, would, among other things, effectively terminate GT&T’s exclusive right to provide international long distance services.

Historically, the Company has been subject to litigation proceedings and other disputes in Guyana that while not conclusively resolved, to the Company’s knowledge have not been the subject of other discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on its consolidated financial position, results of operation or liquidity.  For all of the regulatory, litigation, or related matters listed above and in our Form 10-K for the year ended December 31, 2012, the Company believes some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2013.

13.  SUBSEQUENT EVENT

See Note 7 for the termination of our interest rate derivates on October 2, 2013.

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

Overview

We provide wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. Through our operating subsidiaries, we offer the following principal services:

•                  Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, the Caribbean and smaller markets in the United States.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from consolidated subsidiaries are eliminated in consolidation.

Discontinued Operations — Sale of U.S. Retail Wireless Business

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of our U.S. retail wireless business operated under the Alltel name to AT&T for approximately $780 million in cash plus a sale price adjustment based on the working capital of the business.  The working capital payment is subject to adjustment based on the final working capital amount at the time of the sale.  As a result of that approval, we completed the sale on that date.

The operations of the Alltel business, which were previously included in our U.S. Wireless segment, have been classified as discontinued operations in all periods presented.  The gain on the sale of the Alltel business recognized during the three months ended September 30, 2013, is also included in discontinued operations.  Unless indicated otherwise, the information in this Management’s Discussion and Analysis relates to our continuing operations.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of September 30, 2013, we have spent (i) $34.8 million in capital expenditures (of which $27.5 million has been or will be funded by the federal stimulus grant) in connection with our ION Upstate New York Rural Broadband Initiative, which involves building ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.4 million in capital expenditures (of which $5.2 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $39.4 million in capital expenditures (of which $27.6 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. We anticipate that the remaining capital expenditures for all three projects are $9.5 million, of which $5.6 million is expected to be funded by the federal stimulus grants.  All of our stimulus projects are anticipated to be completed by the end of 2013.

Mobility Funds

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, we received FCC final approval for approximately $47.0 million of Mobility Fund support to our Alltel business (the “Alltel Mobility Funds”) and $21.7 million of Mobility Fund support to our wholesale wireless business (the “Wholesale Mobility Funds” and collectively with the Alltel Mobility Funds, the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. In connection with our application for the Mobility Funds, we issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company (“USAC”) in June 2013 to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, the FCC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.

In connection with our sale of our Alltel business on September 20, 2013, we notified the FCC and USAC that we would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and we made a cash payment of approximately $4.6 million in penalty fees to USAC. We expect to be reimbursed for these penalty fees by AT&T Mobility. We expect to terminate the letters of credit securing our Alltel Mobility Funds upon receipt of the returned letters of credit from USAC.

The Company began the construction of its Wholesale Mobility Funds projects during the third quarter of 2013  and its results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2013, the Company has received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $3.1 million is recorded within other current liabilities while the remaining $4.2 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2013. The presentation is based on the timing of the expected usage of the funds.

Results of Operations (in thousands)

Three Months Ended September 30, 2012 and 2013

	Three Months Ended September 30,		Amount of	Percent
	2012	2013	Increase (Decrease)	Increase (Decrease)
REVENUE:
U.S. wireless	$29,042	$32,796	$3,754	12.9%
International wireless	21,014	22,895	1,881	9.0
Wireline	21,289	21,504	215	1.0
Equipment and other	1,967	2,155	188	9.6
Total revenue	73,312	79,350	6,038	8.2
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	14,435	14,112	(323)	(2.2)
Engineering and operations	9,903	9,509	(394)	(4.0)
Sales and marketing	4,299	4,370	71	1.7
Equipment expense	3,129	2,549	(580)	(18.5)
General and administrative	12,952	13,827	875	6.8
Transaction-related charges	2	2,610	2,608	130,400.0
Depreciation and amortization	12,421	12,335	(86)	(0.7)
Gain on disposition of long lived asset	—	—	—	—
Total operating expenses	57,141	59,312	2,171	3.8
Income from operations	16,171	20,038	3,867	23.9
OTHER INCOME (EXPENSE):
Interest expense, net	(2,985)	(7,141)	(4,156)	139.2
Unrealized loss on interest rate derivative contracts	—	(5,675)	(5,675)	—
Other income (expense), net	49	(226)	(275)	(561.2)
Other income (expense), net	(2,936)	(13,042)	(10,106)	344.2
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,235	6,996	(6,239)	(47.1)
Income tax expense	4,145	2,481	(1,664)	(40.1)
INCOME FROM CONTINUING OPERATIONS	9,090	4,515	(4,575)	(50.3)
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	8,922	(1,960)	(10,882)	(122.0)
Gain on sale of discontinued operations, net of tax	—	305,197	305,197	—
Income from discontinued operations	8,922	303,237	294,315	3,298.8

NET INCOME	18,012	307,752	289,740	1,608.6
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,681)	(2,945)	(1,264)	(75.2)
Discontinued operations	(365)	116	481	131.8
Disposal of discontinued operations	—	(28,699)	(28,699)	—
	(2,046)	(31,528)	(29,482)	1441.0
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$15,966	$276,224	260,258	1,630.1

U.S. wireless revenue.  U.S. wireless revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services, certain transport services using our wireless networks and some retail operations in certain rural areas covered by our wholesale network.  Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rate we get paid from other carrier customers for serving that traffic.

The most significant competitive factor we face in our U.S. wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets

Our U.S. Wireless revenue increased to $32.8 million for the three months ended September 30, 2013 from $29.0 million for the three months ended September 30, 2012, an increase of $3.8 million or 13.1%.  The increase was a result of an increase in data traffic in our wholesale markets despite the sale of certain spectrum and related cell sites in our Midwest U.S. markets during the fourth quarter of 2012.  Data revenues accounted for 56% of our U.S. wireless revenues during the three months ended September 30, 2013 as compared to 45% during the three months ended September 30, 2012.  As of September 30, 2013, we had 579 base stations in service as compared to 659 base stations as of September 30, 2012.  The decline in the number of base stations was mainly the result of the sale of our Midwest U.S. markets.

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

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from international operations in Bermuda, the Caribbean, including our operations in the U.S. Virgin Islands, and Guyana.

International wireless revenue increased by $1.9 million, or 9.0%  to $22.9 million for the three months ended September 30, 2013, from $21.0 million for the three months ended September 30, 2012. International Wireless revenue increased as a result of subscriber and other retail growth and roaming revenues within the Island Wireless segment.  International wireless subscribers rose from 326,000 subscribers as of September 30, 2012 to 327,000 subscribers as of September 30, 2013 of which 88% were prepaid subscribers.

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

Wireline revenue increased by $0.2 million, or 0.9%, to $21.5 million for the three months ended September 30, 2013, from $21.3 million for the three months ended September 30, 2012. The increase was primarily a result of increased revenue from our wholesale long-distance voice service business and increased broadband revenue in Guyana.  These increases, however, were mostly offset by declines in local landline revenue and international calls into Guyana.

If we cease to be the exclusive provider of domestic fixed and international long distance services in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights, we anticipate that wireline revenue from our international long distance business in Guyana will be negatively impacted, principally through the loss of market share and rate changes.  We cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana.  Any loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, however, such pressure on our wireline revenue may be eventually offset by increased revenue from increases in local calling revenues as well as data services to consumers and enterprises in Guyana and wholesale transport services and large enterprise and agency sales in the United States.

Revenues from our integrated voice and data and wholesale transport operations in New England were relatively unchanged between the three months ending September 30, 2012 and 2013, with the growth in carrier backhaul revenues being offset by pricing erosion in the enterprise market.  We are in the process of expanding our fiber networks in upstate New York and Vermont and as of September 30, 2013 have received predominantly all of the $27.5 million New York-based stimulus grant awarded to us in late 2009 and have received or will receive $27.6 million of the $33.0 million stimulus grant in connection with the expansion of our fiber network in Vermont. We expect to receive the remaining grant funds and complete the construction of these expansions by the end of 2013.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $0.2 million, or 10.0% to $2.2 million for the three months ended September 30, 2013, from $2.0 million for the three months ended September 30, 2012. Equipment revenue increased as the result of an increase in subscribers in our Island Wireless segment.

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

Termination and access fees decreased by $0.3 million, or 2.1% from $14.4 million for the three months ended September 30, 2012 to $14.1million for the three months ended September 30, 2013.  The decrease was the result of the sale of certain network assets in our U.S. Wireless segment in late 2012 and a reduction in costs in our Island Wireless segment.  These decreases were partially offset by an increase in data usage volume which increases backhaul costs and an increase in volume in our wholesale long-distance voice service business. Termination and access fees may increase in future periods with expected growth in data volume and the expansion of our networks, but we expect these fees to remain fairly proportionate to their related revenue.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses decreased by $0.4 million, or 4.0%, from $9.9 million for the three months ended September 30, 2012 to $9.5 million for the three months ended September 30, 2013, primarily as a result of the realization of network cost synergies following our 2011 merger in Bermuda.

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

Sales and marketing expenses increased by $0.1 million, or 2.3% from $4.3 million for the three months ended September 30, 2012 to $4.4 million for the three months ended September 30, 2013 as a result of a an increase in advertising and promotional costs in our U.S. Wireless segment’s retail operations mostly offset by a reduction in such costs within our International Integrated Telephony segment.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses primarily consist of the costs of our handset and customer resale equipment at our retail wireless businesses.

Equipment expenses decreased by $0.6 million, or 19.4% from $3.1 million for the three months ended September 30, 2013 to $2.5 million for the three months ended September 30, 2012.  The decrease in equipment expenses is the result of decreased demand for more expensive smartphone handset devices in our International Integrated Telephony segment. We expect that equipment expense will remain fairly consistent in relation to equipment revenue although we may also choose to increase device subsidies to attract and retain customers in future periods.

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

General and administrative expenses increased by $0.8 million, or 6.2%, from $13.0 million for the three months ended September 30, 2012 to $13.8 million for the three months ended September 30, 2013 primarily as a result of an increase in overhead costs in our Island Wireless and U.S. Wireless segments needed to support their increased revenues. We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

Transaction-related charges.  Transaction-related charges, which are expensed as incurred, include the external costs, such as legal, accounting, and consulting fees directly associated with acquisition and disposition related activities as well as certain management bonuses directly related to the success of acquisitions or dispositions. Other than the management bonuses, transaction-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with any transactions or any integration-related costs.

For the three months ended September 30, 2012, we incurred a nominal amount of transaction-related charges and $2.6 million during the three months ended September 30, 2013 in connection with our sale of the Alltel business. We expect that transaction-related expenses will continue to be incurred as we continue to explore additional acquisition and investment opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.1 million, or 0.8%, from $12.4 million for the three months ended September 30, 2012 to $12.3 million for the three months ended September 30, 2013. The decrease is primarily due to the sale of certain network assets in our U.S. Wireless segment in late 2012 as well as certain assets in our Island Wireless segment becoming fully depreciated.  Such decreases were partially offset by increases in depreciation expense associated with our wholesale long-distance voice services business as well as corporate overhead depreciation expense. We expect depreciation expense to remain fairly consistent in relation to our revenues but could increase as a result of possible network upgrades.

Interest expense, net.  Interest expense, net represents interest incurred on our outstanding credit facilities, including our interest rate derivatives, net of interest income.

Interest expense, net increased $4.1 million from $3.0 million of expense to $7.1 million of expense for the three months ended September 30, 2012 and 2013, respectively (including a one-time charge relating to the repayment of outstanding term loans).  Specifically, as the result of the repayment of our outstanding term loans with our bank on September 20, 2013, we recorded $5.5 million of deferred financing costs, including $4.7 million of debt discounts, to interest expense during the quarter.  This was partially offset by the repayment of the term loans with our bank, the repayment of a term loan to an affiliate and decreases in applicable margins as a result of amendments to our credit facilities effective May 18, 2012.

Unrealized loss on interest rate derivative contracts.  As a result of the repayment of our variable-rate debt on September 20, 2013, our interest rate derivatives were determined to be ineffective.  As a result, we recognized an unrealized loss on our interest rate derivative contracts of $5.7 million during the three months ended September 30, 2013.  On October 2, 2013, we terminated our interest rate derivatives and paid $5.4 million, the net fair value of those derivatives, to our counterparties.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. We recognized a nominal amount of other income for the three months ended September 30, 2012 and expense of $0.2 million for the three months ended September 30, 2013.

Income taxes. Our effective tax rates for the three months ended September 30, 2012 and 2013 were 31.3% and 35.5%, respectively. The three months ended September 30, 2012 includes a tax benefit of $1.3 million related to certain non-recurring tax credits.  Excluding those tax credits, our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012.  Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax was $8.9 million and $303.2 million for the three months ended September 30, 2012 and 2013, respectively.  Included within the income (loss) from discontinued operations, net of tax for the three months ended September 30, 2013 was $305.2 million relating to the gain on the sale of our Alltel business.  Excluding the effect of the gain on the sale of the Alltel business, the decline in income from discontinued operations was the result of declines in high margin wholesale revenues generated by the Alltel business.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $2.0 million and $31.5 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2012 and 2013, respectively.  Included within these amounts was $0.4 million and $28.6 million relating to our discontinued operations for the three months ended September 30, 2012 and 2013, respectively.  Net income attributable to non-controlling interests of discontinued operations for the three months ended September 30, 2013 is inclusive of $28.7 million in non-controlling interests related to the gain on the sale of the Alltel business.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $276.2 million for the three months ended September 30, 2013 from $16.0 million for the three months ended September 30, 2012.  Included within these amounts was $274.7 and $8.6 million, net of amounts attributable to non-controlling interests, relating to discontinued operations for the three months ended September 30, 2013 and 2012, respectively.  For the three months ended September 30, 2013, net income attributable to Atlantic Tele-Network, Inc. stockholders included a gain on the sale of discontinued operations of $276.5 million, net of non-controlling interests.

On a per share basis, net income increased to $17.43 per diluted share from $1.02 per diluted share for the three months ended September 30, 2013 and 2012, respectively. Included within net income per diluted share was $17.33 and $0.55 of net income per diluted share of discontinued operations for the three months ended September 30, 2013 and 2012, respectively. The three months ended September 30, 2013 also includes net income per diluted share of $17.45 relating to the gain on the sale of discontinued operations.

Nine months Ended September 30, 2012 and 2013

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2012	2013	(Decrease)	(Decrease)
REVENUE:
U.S. wireless	$77,970	$80,597	$2,627	3.4%
International wireless	60,186	66,162	5,976	9.9
Wireline	64,094	62,945	(1,149)	(1.8)
Equipment and other	5,634	6,103	469	8.3
Total revenue	207,884	215,807	7,923	3.8
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	42,404	40,768	(1,636)	(3.9)
Engineering and operations	29,834	28,349	(1,485)	(5.0)
Sales and marketing	14,877	13,646	(1,231)	(8.3)
Equipment expense	9,149	8,050	(1,099)	(12.0)
General and administrative	37,791	38,856	1,065	2.8
Transaction-related charges	7	2,674	2,667	38,100.0
Depreciation and amortization	38,304	36,517	(1,787)	(4.7)
Gain on disposition of long lived asset	—	(1,076)	(1,076)	—
Total operating expenses	172,366	167,784	(4,582)	(2.7)
Income from operations	35,518	48,023	12,505	35.2
OTHER INCOME (EXPENSE):
Interest expense, net	(10,755)	(12,126)	(1,371)	12.7
Unrealized loss on interest rate derivative contracts	—	(5,675)	(5,675)	—
Other income (expense), net	(442)	(198)	244	(55.2)
Other income (expense), net	(11,197)	(17,999)	(6,802)	60.7
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,321	30,024	5,703	23.4
Income tax expense	9,032	11,294	2,262	25.0
INCOME FROM CONTINUING OPERATIONS	15,289	18,730	3,441	22.5
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	23,428	5,166	(18,262)	(77.9)
Gain on sale of discontinued operations, net of tax	—	305,197	305,197	—
Income from discontinued operations	23,428	310,363	286,935	(1,224.8)

NET INCOME	38,717	329,093	290,376	750.0
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,015)	(5,934)	(3,919)	194.5
Discontinued operations	(885)	(601)	284	32.1
Disposal of discontinued operations	—	(28,699)	(28,699)	—
	(2,900)	(35,234)	(32,334)	1,115.0
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,817	$293,859	$258,042	720.4

U.S. wireless revenue.  Our U.S. wireless revenue increased to $80.6 million for the nine months ended September 30, 2013 from $78.0 million for the nine months ended September 30, 2012, an increase of $2.6 million or 3.3%.  The increase was a result of an increase in data traffic in our wholesale markets despite the sale of certain spectrum and related cell sites in our Midwest U.S. markets during the fourth quarter of 2012.  As of September 30, 2013, we had 579 base stations in service as compared to 659 base stations as of September 30, 2012.  The decline in the number of base stations was mainly the result of the sale of our Midwest U.S. markets.

International wireless revenue.  International wireless revenue increased by $6.0 million, or 10.0%, to $66.2 million for the nine months ended September 30, 2013, from $60.2 million for the nine months ended September 30, 2012. This increase was mainly due to subscriber growth and other retail growth as well as increased roaming revenues in the Caribbean.

Wireline revenue.  Wireline revenue decreased by $1.1 million, or 1.7%, to $63.0 million for the nine months ended September 30, 2013, from $64.1 million during the nine months ended September 30, 2012.  The decrease was primarily a result of declines in local landline revenue and international calls into Guyana.  These decreases were partially offset by increased revenue from our wholesale long-distance voice service business and increased broadband revenue in Guyana.

Equipment and other revenue.  Equipment and other revenue increased by $0.5 million, or 8.9% to $6.1 million for the nine months ended September 30, 2013, from $5.6 million for the nine months ended September 30, 2012.  Equipment revenue increased as the result of an increase in subscribers in our Island Wireless segment.

Termination and access fee expenses.  Termination and access fees decreased by $1.6 million, or 3.8% from $42.4 million for the nine months ended September 30, 2012 to $40.8 million for the nine months ended September 30, 2013.  The decrease was the result of the sale of certain network assets in our U.S. Wireless segment in late 2012 and a reduction in costs in our Island Wireless segment.  These decreases were partially offset by an increase in data usage volume which increases backhaul costs and an increase in volume in our wholesale long-distance voice service business.

Engineering and operations expenses.  Engineering and operations expenses decreased by $1.5 million, or 5.0% from $29.8 million for the nine months ended September 30, 2012 to $28.3 million for the nine months ended September 30, 2013 primarily as a result of the realization of operational synergies following our 2011 merger in Bermuda.

Sales and marketing expenses decreased by $1.3 million, or 8.7% from $14.9 million for the nine months ended September 30, 2012 to $13.6 million for the nine months ended September 30, 2013 as a result of a reduction in advertising and promotional costs in our International Integrated Telephony segment, partially offset by an increase in such costs in our U.S. Wireless segment’s retail operations.

Equipment expenses.  Equipment expenses decreased by $1.1 million, or 12.0%, from $9.1 million for the nine months ended September 30, 2012 to $8.0 million for the nine months ended September 30, 2013. The decrease in equipment expenses is the result of decreased demand for more expensive smartphone handset devices in our International Integrated Telephony segment partially offset by higher demand in our Island Wireless segment and our U.S. Wireless segment’s retail operations.

General and administrative expenses.  General and administrative expenses increased by $1.1 million, or 2.9% from $37.8 million for the nine months ended September 30, 2012 to $38.9 million for the nine months ended September 30, 2013 primarily as a result of an increase in overhead costs in our U.S. Wireless, Island Wireless, and U.S. Wireline operations in support of their increased revenues.

Transaction-related charges.  For the nine months ended September 30, 2012, we incurred a nominal amount of transaction-related charges and $2.7 million for the nine months ended September 30, 2013 in connection with our sale of the Alltel business.

Depreciation and amortization expenses decreased by $1.8 million, or 4.7%, from $38.3 million for the nine months ended September 30, 2012 to $36.5 million for the nine months ended September 30, 2013. The decrease is primarily due to the sale of certain network assets in our U.S. Wireless segment in late 2012 as well as certain assets in our Island Wireless segment becoming fully depreciated.  Such decreases were partially offset by increases in depreciation expense associated with our wholesale long-distance voice services business as well as corporate overhead depreciation expense.

Gain on disposal of long lived asset. During the nine months ended September 30, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest expense, net increased $1.3 million from $10.8 million of expense to $12.1 million of expense for the nine months ended September 30, 2012 and 2013, respectively (including a one-time charge relating to the repayment of outstanding term loans).  Specifically, as the result of the repayment of our outstanding term loans with our bank on September 20, 2013, we recorded $4.7 million of deferred financing costs to interest expense during the quarter.  This was partially offset by the repayment of the term loans with our bank, the repayment of a term loan to an affiliate and decreases in applicable margins as a result of amendments to our credit facilities effective May 18, 2012.

Unrealized loss on interest rate derivative contracts.  As a result of the repayment of our variable-rate debt on September 20, 2013, our interest rate derivatives were determined to be ineffective.  As a result, we recognized an unrealized loss on our interest rate derivative contracts of $5.7 million during the nine months ended September 30, 2013.  On October 2, 2013, we terminated our interest rate derivatives and paid $5.4 million, the net fair value of those derivatives, to our counterparties.

Other income (expense), net.  Other income (expense), net was $0.4 million and $0.2 million of expense for the nine months ended September 30, 2012 and 2013.

Income taxes. Our effective tax rates for the nine months ended September 30, 2012 and 2013 were 37.1% and 37.6%, respectively. The nine months ended September 30, 2012 includes a tax benefit of $1.3 million related to certain non-recurring tax credits.  Excluding those tax credits, our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012.  Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax was $23.4 million and $310.4 million for the nine months ended September 30, 2012 and 2013, respectively.  Included within the income (loss) from discontinued operations, net of tax for the nine months ended September 30, 2013 was $305.2 million relating to the gain on the sale of our Alltel business.  Excluding the effect of the gain on the sale of this operation, the decrease in income generated by the Alltel business was primarily the result of declines in high margin wholesale revenues and attrition of higher revenue postpaid subscribers during the nine months ended September 30, 2013 as compared with the prior year.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $2.9 million and $35.2 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2012 and 2013, respectively.  Included within these amounts was $0.9 million and $29.3 million relating to our discontinued operations for the three months ended September 30, 2012 and 2013, respectively.  Net income attributable to non-controlling interests for the nine months ended September 30, 2013 is inclusive of $28.7 million in non-controlling interests related to the gain on the sale of the Alltel business.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $293.9 million for the nine months ended September 30, 2013 from $35.8 million for the nine months ended September 30, 2012.  Included within these amounts was $281.1 and $22.5 million, net of non-controlling interests, relating to discontinued operations for the nine months ended September 30, 2013 and 2012, respectively.  For the nine months ended September 30, 2013, net income attributable to Atlantic Tele-Network, Inc. stockholders included a gain on the sale of discontinued operations of $276.5 million, net of non-controlling interests.

On a per share basis, net income increased to $18.61 per diluted share from $2.29 per diluted share for the nine months ended September 30, 2013 and 2012, respectively Included within net income per diluted share was $17.80 and $1.44 of net income per diluted share of discontinued operations for the nine months ended September 30, 2013 and 2012, respectively. The nine months ended September 30, 2013 also includes net income per diluted share of $17.51 relating to the gain on the sale of discontinued operations.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 12 to the Consolidated Financial Statements included in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months for working capital and capital expenditures.

Uses of Cash

Capital expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our networks.

For the nine months ended September 30, 2012 and 2013, we spent approximately $28.6 million and $55.2 million, respectively, on capital expenditures related to our continuing operations. The following details our capital expenditures from our continuing operations, by operating segment, for these periods (in thousands):

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine months Ended September 30,
2012	$7,516	$7,362	$3,915	$7,280	$2,502	$28,575
2013	27,736	9,039	4,014	11,231	3,151	55,171

We are continuing to invest in expanding our networks in many of our markets and developing updated operating and business support systems. We currently anticipate that capital expenditures for our continuing operations for the year ended December 31, 2013 will be between $70 million and $80 million.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from our operations.

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

Income taxes.  We use cash-on-hand to make payments for income taxes and plan to pay income taxes on the gain we recognized on the sale of the Alltel business before December 31, 2013.

Dividends.  We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2013, dividends to our stockholders were approximately $12.1 million, which reflects dividends declared on September 12, 2013 and paid on October 7, 2013. We have paid quarterly dividends for the last 60 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million as of September 30, 2013 repurchasing our common stock. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity at September 30, 2012.  As of September 30, 2013, we had approximately $672.3 million in cash, cash equivalents and restricted cash, an increase of $535.7 from the December 31, 2012 balance of $136.6 million. This increase was primarily the result of our sale of our Alltel business for adjusted proceeds of $797.4 million and cash provided by our operating activities partially offset by the repayment of our outstanding debt of $272.1 million, the use of cash for our capital expenditures and payment of dividends.

Cash provided by operations.  Cash provided by operating activities was $84.5 million for the nine months ended September 30, 2013 and $137.5 million for the nine months ended September 30, 2012, a decrease of $53.0 million. The decrease was predominantly driven by decreases in i) our net income of $14.8 million (net of the gain on the sale of discontinued operations), ii) cash provided by our discontinued operations of $29.3 million and iii) and various fluctuations in our operating assets and liabilities totaling approximately $35.0 million. These fluctuations are partially offset by an increase in non-cash charges including our unrealized loss on our interest rate derivative contracts and the amortization of our debt discount and issuance costs which was accelerated as a result of the repayment of our term loan debt .

Cash used in financing activities.  Cash used in financing activities increased by $260.4 million, from $24.3 million of cash used in financing activities for the nine months ended September 30, 2012 to $284.7 million of cash used in financing activities for the nine months ended September 30, 2013. The increase in usage was primarily the result of the repayment of our term loans subsequent to the sale of our Alltel business..

On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB (the “Amended Credit Facility”) providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

On October 29, 2012, we further amended our Amended Credit Facility to provide for an additional letter of credit sub-facility to our revolver loan, to be available for issuance in connection with our Mobility Fund Support obligations. Under the amendment, we have the ability to use up to $55 million of our revolving credit facility for the issuance of letters of credit and currently have approximately $29.9 million of such Mobility Fund letters of credit outstanding which accrue a fee at a rate of 1.75% per annum on the outstanding amounts.  As of September 30, 2013, there were no draw downs against these letters of credit.  If we fail to comply with certain terms and conditions upon which the Mobility Fund Support is granted, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project, which includes penalty amounts.  The results of our Mobility Fund projects, once initiated, will be included in our “U.S. Wireless” segment.

On September 20, 2013 the two term loans under our Amended Credit Facility that previously had quarterly repayment obligations, were repaid in full.  We incurred nominal fees for the breakage of loans that were incurring interest at the London Interbank Offered Rate (LIBOR) rate.

Amounts borrowed under the term loans bore interest through September 20, 2013 at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from

1.00% to 3.00%.  The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility).

Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub-facility, an applicable margin ranging from 1.50% to 3.00%.)  We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility as amended.

Factors Affecting Sources of Liquidity

Internally generated funds.     The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under credit facility.     The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

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

Interest Rate Sensitivity.  With the repayment of our variable interest rate debt, our interest rate sensitivity decreased significantly. However, interest rate derivatives as of September 30, 2013, which are subject to fluctuations in interest rates, were settled until October 2, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three or nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended September 30, 2013.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2013 — July 31, 2013	—	$—	—	$2,919,965
August 1, 2013 — August 31, 2013	58,639	$50.79	—	$2,919,965
September 1, 2013 — September 30, 2013	—	$—	—	$2,919,965

(1)         Represents shares purchased on August 2, 2013 and August 9, 2013 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits

2.1

Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele-Network, Inc. and Allied Wireless Communications Corporation. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 24, 2013).

3.1	By-Laws of Atlantic Tele-Network, Inc., as amended and restated on September 12, 2013.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 12, 2013	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 12, 2013	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer