Form 10-K
period 2013-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2014-03-17
CIK 879585

Use these links to rapidly review the document

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2011, 2012 and 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 28, 2013, was approximately $352 million based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 17, 2014, the registrant had 16,500,275 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business operations and plans, future economic and political conditions in Guyana, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, the pace of our network expansion and improvement, our future prospects for growth, our continued access to the credit and capital markets, our ability to maintain or increase our market share, demands for our services and industry trends, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Business," as well as in this Report generally.

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

 PART I

ITEM 1.    BUSINESS

Overview

        We are a telecommunications holdings company that, through our operating subsidiaries, provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional investment and acquisition opportunities, both domestic and international, that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see "Risk Factors—We are actively evaluating strategic investment and acquisition opportunities, which may affect our long-term growth prospects."

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

  •
  Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily in Vermont and New York State. In addition, we offer wholesale long-distance voice services to telecommunications carriers.

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and assets, see Note 16 to the Consolidated Financial Statements included in this Report.

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

  •
  Target Under-served Markets Where We Can Compete Successfully.  We operate primarily in smaller, rural or under-served markets where we believe we are or will be one of the leading providers of telecommunications services. Our businesses typically have strong local brand identities and market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base and revenues. We are particularly interested in investing in businesses that have the potential to provide a platform for future organic and strategic growth.

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

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions or dispositions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early-stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow potential. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

Discontinued Operations—Alltel Sale

        In the third quarter of 2013, we completed the sale to AT&T Mobility LLC ("AT&T") of our former U.S. retail wireless business that provided voice and data services in rural markets of the United States under the "Alltel" brand name (the "Alltel Sale"). On September 20, 2013, the sale was completed for $780 million in cash plus a sale price adjustment of $16.8 million based on the working capital of the business. The operations of our former Alltel business, which were previously included in our U.S. Wireless segment, have been classified as discontinued operations in all periods presented. The gain on the sale of the Alltel business recognized during the three months ended September 30, 2013, is also included in discontinued operations. Unless indicated otherwise, the information in this Report relates to our continuing operations.

Our Services

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Currently, the U.S. portion of our business constitutes a significant portion of our consolidated revenue. Our revenues from U.S. wireless services were approximately 38% of our consolidated revenues for fiscal year 2011, and approximately 37% of our consolidated revenues for each of fiscal years 2012 and 2013. Our U.S. wireless service revenues have historically had higher operating margins and therefore contributed a larger percentage of operating income.

  U.S. Wireless Segment

        In the United States, we provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers. Our largest wholesale networks are located principally in the western United States. We also offer wireless voice and data services to retail customers in much smaller markets in the United States.

        Services.    The revenue and profits of our U.S. wholesale wireless business are primarily driven by the number of sites and base stations in operation, the amount of voice and data traffic that each of these sites generates, and the rates we receive from our carrier customers on that traffic. Many of our sites are located in popular tourist and seasonal visitor areas, which has resulted in higher wholesale revenues in those areas during the summer months.

        We currently have roaming agreements with approximately 55 United States-based wireless service providers and, as of December 31, 2013, had long-term roaming agreements with each of the four U.S. national wireless network operators: AT&T, Sprint, T-Mobile and Verizon Wireless. Our standard roaming agreements are usually terminable within 30 days. Occasionally, we may agree or strategically decide to build a new mobile network at a specified location as part of a long-term roaming agreement to offer our roaming partner pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from the use of that network under existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. In 2013, four national wireless service providers together accounted for a substantial portion of our wholesale wireless revenues.

        Network and Operations.    Our roaming network uses GSM/GPRS technology that often will be deployed at a single cell site location along with CDMA coverage in order to maximize revenue opportunities. The majority of our GSM/GPRS sites are equipped with EDGE data technologies. In 2014, we plan to continue the efforts we began in the 2013 fiscal year to install UMTS and other advanced mobile technologies in many areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

        As of December 31, 2013, we owned and operated a total of approximately 640 base stations on nearly 385 owned and leased sites, a Network Operations Center (or "NOC") and a switching center. Our switching center routes calls, supervises call originations and terminations at cell sites and manages call handoffs. This location also houses platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24-hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In 2013, we continued to expand and improve our network, adding more than 60 new base stations and 30 new sites and upgrading more than 40 sites to more advanced mobile data technologies.

        Competition.    We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive factors we face in our U.S. wholesale wireless business are the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate. From time to time, we have also agreed to sell some network assets and spectrum licenses to carrier customers pursuant to pre-existing agreements as a means of obtaining spectrum or securing roaming traffic from our carrier customers in areas currently outside our network coverage area. For example, in December 2012, we sold a significant portion of our network to a roaming partner pursuant to an existing buyout option contained in our roaming and build out agreement with that partner. Despite this sale, our revenues for 2013 did not decrease due to increased data revenues in other markets during this period, but future periods may be reduced as a result of this transaction or the exercise by our roaming partners of other buyout options. Our ability to maintain appropriate capacity and relevant technology to respond to our roaming partners' needs also shapes our competitive profile in the markets in which we operate.

        We believe we compete for wholesale roaming customers based on price, network coverage and quality of service. We expect competition in the rural wireless sector to be dynamic as competitors and customers expand their networks and as new products and services that require supporting connectivity are developed.

  Island Wireless Segment

        We provide wireless voice and data service to retail and business customers in Bermuda. In May 2011, we merged our Bermuda operations with that of another wireless provider in Bermuda, bringing our combined market share to just over a majority of subscribers in Bermuda. As a result of the merger, our 58% ownership interest was reduced to a controlling 42% interest in the combined entity, which we continue to control through majority board membership. We also provide wireless voice and data service in Turks and Caicos, the U.S. Virgin Islands and in Aruba under a number of brand names. We provide roaming services for many of the largest U.S providers' customers visiting these islands.

        Products and Services.    In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which allow customers to select a plan with a given amount of voice minutes, text messaging, data and other features that recur on a monthly basis. A substantial majority of our customers in other markets in our Island Wireless segment subscribe to our prepaid plans, which require customers to purchase an amount of voice minutes, text messages or data prior to use. In the U.S. Virgin Islands and other island markets, we also provide Internet access services via a variety of wireless broadband technologies. At December 31, 2013, we had approximately 63,000 retail subscribers in our Island Wireless segment.

        Network.    We currently operate multiple advanced wireless voice and data technologies in Bermuda, including UMTS/HSPA and CDMA/EVDO, in the 850 MHz frequency band and operate mainly in the1900 MHz frequency bands in our other island markets. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Off-island connectivity is provided by leased, fiber-based interconnections.

        Sales and Marketing.    We maintain retail stores in our markets and allow customers to pay their bills and "top up", or add additional minutes to their prepaid plans, through payment terminals at local stores or our website. We advertise frequently through print and electronic media, radio station spots and sponsor various events and initiatives.

        Handsets and Accessories.    We offer a diverse line-up of wireless devices and accessories designed to meet both the personal and professional needs of our customers. Our device assortment includes a wide range of smartphones featuring the Android operating system in addition to a full line of feature phones, wireless hot spots and various wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after-market accessories that allow our customers to personalize their wireless experience, including phone protection, battery charging solutions and Bluetooth hands-free kits.

        Competition.    We believe we compete for wireless retail customers in our island properties based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against Digicel, which is a large mobile telecommunications company in the Caribbean region, and in some markets, against the wireless division of the incumbent telephone companies.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment includes wireless telephone service we offer in Guyana. We offer these services in the vast majority of populated areas, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of the country's coastal plain where 70% of its population is concentrated. Although approximately 40% of the population subscribes to our wireless service, because our subscriber base is mostly prepaid, it is difficult to determine how many of our subscribers also may subscribe to our competitor. As of December 31, 2013, we had approximately 263,000 wireless subscribers, down 6% from approximately

279,000 subscribers as of December 31, 2012. As of December 31, 2013, more than 96% of our wireless subscribers in Guyana were on prepaid plans.

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

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our competitor, entered the market in late 2006 and has used an aggressive marketing approach to acquire, and now retain, market share. Since their initial push into the market, our continued investments in our network and customer offerings have enabled us to retain substantially all of our market share of customers. We believe we compete for customers primarily based on price, promotions, coverage and quality of service.

Wireline Services

        Our wireline services include operations in Guyana and the mainland United States. Our revenues from wireline services were approximately 32%, 31% and 29% for fiscal years 2011, 2012 and 2013, respectively, of our consolidated revenues.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment consists of wireline services we provide in Guyana, where we are the exclusive licensed provider of domestic wireline local and long-distance telephone services into and out of the country. As of December 31, 2013, we had approximately 157,000 access lines in service, which represent both residential and commercial subscribers. This represents an increase of approximately 2%, or 3,000 net new lines, compared to lines in service at December 31, 2012. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities, and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two thirds of the wireline local telephone service revenue while commercial customers account for approximately one third. We also provide high-speed DSL Internet service marketed to customers under the "eMagine" name in Guyana, which accounted for 12% of our revenues in our International Integrated Telephony segment in 2013. As of December 31, 2013, we had approximately 37,000 Internet customers, an increase of 28% from approximately 29,000 customers at the end of 2012.

        With respect to our international long-distance business, we collect a payment from foreign carriers for handling international long-distance calls originating from the foreign carriers' country and terminating in Guyana. We also make payments to foreign carriers for international calls from Guyana terminating in the foreign carrier's country and are entitled to collect from our subscribers (and from competing wireless carriers) a rate that is regulated by the Public Utilities Commission ("PUC") of Guyana.

        Network.    All of our fixed access lines are digitally switched from our switching center in Georgetown, Guyana. Our switching center provides dedicated monitoring of our network to ensure quality and reliable service to our customers.

        Our international long-distance network is linked with the rest of the world principally through our fiber-optic submarine cable into Guyana, through our ownership of a portion of the Americas II undersea fiber-optic cable and by leasing capacity on several other cables. The Suriname-Guyana Submarine Cable System, which we co-own with Telesur, the government-owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services such as our "eMagine" Internet service. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

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

        Network.    We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate high capacity fiber-optic ring networks in Vermont and New York State that we use to connect our enterprise markets and to provide wholesale data transport services to other carriers. As of December 31, 2013, we had approximately 120,000 business and 5,000 residential access line equivalents ("ALEs"), in billing. ALEs are calculated by determining the number of individual voice or data lines, in 64 kbps segments, that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2013, we also provided broadband services to approximately 4,000 accounts in Vermont and western New Hampshire.

        In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of a 1,300 mile fiber-optic, middle-mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber-optic middle mile network in Vermont. We began construction on our New York project in late 2010 and completed it by the end of 2013. We began construction on our Vermont project in late 2011 and expect to complete it by the latter half of 2014.

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

        Competition.    We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers by providing superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete with cable companies, such as Comcast, and other competitive service providers who target small and medium sized businesses. Our wholesale competitors include Level3 and Verizon Communications, other regional wholesale providers and cable television companies that operate fiber-optic networks.

Employees

        As of December 31, 2013, we had approximately 1,000 employees, of whom approximately 350 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ our executive management team and staff. More than half of our Guyana full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. We do not have any other union employees. We believe we have good relations with our employees.

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

U.S. Federal Regulation

        Our wireless and wireline operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or "Communications Act"), the implementing regulations adopted thereunder by the Federal Communications Commission ("FCC"), judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes.

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

        Future Spectrum Allocations.    In 2010, the FCC released its National Broadband Plan, which indicates that the FCC will seek to allocate 300 to 500 MHz of additional spectrum below 2.5 GHz over the next five to ten years to support the provision of wireless broadband services. To that end, the FCC has initiated a series of proceedings designed to identify additional spectrum that can be repurposed or reallocated. Congress has provided the FCC with authority to conduct incentive auctions, including an incentive auction of television broadcaster spectrum, and Congress has also passed legislation requiring the FCC to auction and license up to 65 MHz of spectrum, including the AWS-3 block, by early 2015. In addition, the National Telecommunications and Information Administration, or NTIA, has issued a report identifying 155 MHz of spectrum for fast track evaluation and sets a timetable for making a total of 500 MHz of spectrum available through government coordination and reallocation. There is no certainty as to whether or not such additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of the auction of any such spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

        Construction Obligations.    The FCC conditions licenses on the satisfaction of certain obligations to construct networks covering a specified geographic area or population by specific dates. The obligations vary depending on the licensed service. Failure to satisfy an applicable construction requirement can result in the assessment of fines and forfeitures by the FCC, a reduced license term, or automatic license cancellation. We are in compliance with the applicable construction requirements that have arisen for the licenses we currently hold and expect to meet our future construction requirements as well. If we do not meet initial construction requirements in December of 2016 for our 700 MHz licenses, or obtain a waiver of the construction requirements, the license term for such licenses will be shortened to June of 2017, and, we may be subject to fines and forfeitures and/or a reduction of our licensed service area. If we fail to meet the build out requirements by the end of the license term for our 700 MHz licenses, we will lose our authority to serve any unserved area within our 700 MHz licensed area and also could be subject to fines and forfeitures, including a revocation of our 700 MHz licenses. We currently expect to meet the build out or waiver requirements with respect to our 700 MHz licenses.

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

        In reviewing proposed transactions that involve the transfer or assignment of mobile wireless spectrum, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. A transaction will trigger additional FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 102 MHz, 121 MHz, 132 MHz, or 151 MHz, depending on the availability of BRS and Advanced Wireless Services (or "AWS") spectrum in an overlap area. The FCC's additional scrutiny would also be triggered if a proposed transaction results in a material change in the post-transaction market share in a particular market as measured by the Herfindahl-Hirschman Index. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry. The FCC currently is considering revising its approach on spectrum aggregation in the context of transactions involving the acquisition of spectrum. We are unable to predict with any certainty the likely timing or outcome of any FCC action with respect to this review.

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

        The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by-market basis as emergency service providers request the implementation of E-911 services within their locales. The FCC is considering changes to its rules and policies concerning E-911 location accuracy. We are unable at this time to predict the likely outcome of this proceeding. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets. In December 2012, the four nationwide wireless carriers agreed to voluntarily provide text-to-911 services to capable PSAPs beginning in June 2014 and bounce-back messages by June 2013 to customers indicating the unavailability of such services. In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic 'bounce-back' text message to consumers who try to text 911 where text-to-911 is not available, indicating the unavailability of such services. The FCC continues to consider the application of additional text-to-911 obligations to all wireless carriers. We currently are evaluating these additional rules, which could require significant capital expenditures to comply with.

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

        The FCC has long required CMRS providers to permit customers of other carriers to roam "manually" on their networks, for example, by supplying a credit card number, provided that the roaming customer's handset is technically capable of accessing the roamed-on network. The FCC has also ruled that automatic voice roaming is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in-network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-off of subscriber calls. The FCC has held that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a particular roaming request is reasonable, the FCC will consider the totality of the circumstances and may consider a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available. In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, should be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. The FCC may use a number of factors to determine commercial reasonableness of a particular request for such automatic data roaming services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available.

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

        In November 2011, the FCC released an order reforming the USF program to phase out the current level of high-cost USF support for wireless carriers over a period of five years, beginning in 2012. Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, we believe the changes are likely to impact our USF funding negatively, and consequently, our efforts to build and maintain networks in certain rural markets and our ability to provide services currently offered to very low income consumers supported by USF funds. The FCC's overhaul of the rules governing the distribution of USF currently are subject to various petitions for review before the United States Court of Appeals for the 10th Circuit and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions. As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the use of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or under-served by voice and broadband service providers and will be initiated during the phase out of USF support.

        During this five year phase-out period, the FCC will begin to distribute funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one-time distribution of up to $300 million intended to stimulate third- and fourth-generation wireless coverage in unserved and under-served geographic areas. A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $21.7 million in one-time support to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements.

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

        In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or "BOCs") have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a "just and reasonable" pricing standard. Over time, the FCC has removed the BOCs' obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on the financial condition or operations of our U.S. Wireline segment. We operate in a region where the ILEC is required to comply with the above-mentioned statutory provisions, and, accordingly, we have benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and have benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens. The FCC recently initiated a proceeding to gather information regarding a potential future transition from TDM to IP. The FCC has explicitly stated that it will consider the regulatory obligations that would apply to any transition of services from TDM to IP at a later time. We cannot predict with any certainty the FCC's approach regarding the application of particular regulations in an IP-based regime.

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

        In December 2010, the FCC adopted network neutrality regulations that would apply to broadband Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier's network. Mobile wireless broadband Internet providers also would not be able to block consumers from accessing lawful websites, nor block applications that compete with the provider's voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, which remains in effect, as exceeding the FCC's authority. The FCC, in February 2014, stated that it will soon initiate a notice of proposed rulemaking to consider the adoption of additional network neutrality rules that would be consistent with the Court's ruling. The FCC also noted that it is committed to the principles of network neutrality and would be vigilant in watching carrier's actions. We cannot predict with any certainty the likely timing or outcome of any FCC action.

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

        As a BTOP awardee, we are also required to comply with other terms and conditions of the individual DOC grants, including reporting, transparency and audit requirements pursuant to Section 1512 of the ARRA, and notification and reporting obligations set forth in the Office of Management and Budget Memorandum, Implementing Guidance for Reports on Use of Funds Pursuant to the American Recovery and Reinvestment Act of 2009 (OMB M-09-21, June 22, 2009). We believe we are currently in material compliance with all BTOP and DOC requirements applicable to our grants.

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

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. This proposed legislation would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While no action was taken on the proposed legislation in 2013, we cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

        FCC Rule-Making and International Long-Distance Rates.    The actions of foreign telecommunications regulators, especially the FCC in the United States, can affect the settlement or termination rate payable by foreign carriers to GT&T for incoming international voice calls. While the FCC continues to monitor and evaluate termination rate levels and benchmarks, the Company cannot predict when and if the FCC will further reduce settlement rates or the effect lower rates will have on revenue in the Company's International Integrated Telephony segment.

Caribbean and Other Regulation

        In Bermuda, we were subject to Bermuda's Telecommunications Act of 1986 that authorized it to use spectrum to deliver services under its "Class B" license. Beginning in 2013, the government of Bermuda began implementing each of the Electronic Communications Act of 2011 and the Regulatory Authority Act of 2011. The Electronic Communications Act eliminated the previous three class tier system of telecommunications licenses, which limited the telecommunications services that could be provided under a particular class of license, in favor of a universal licensing scheme that permits communications service providers to enter new lines of business and introduce competition in the sector. As a result, the new license has permitted us to provide additional services in Bermuda to supplement and add additional value to our current wireless services. We may also face additional competition from new entrants seeking to offer services that were historically only offered by Class B licensees. The Regulatory Authority Act of 2011 created an independent regulatory entity with oversight of electronic communications services and networks and spectrum management. The Regulatory Authority was established in January 2013 and oversees implementation of the Electronic Communications Act and a competitive market going forward.

        As the government of Bermuda continues to reform the local telecommunications market it is possible that new or amended regulations may establish regulatory and other fees that could increase our regulatory costs. We cannot predict when or if these proposals will be adopted, or, if adopted, the impact that their implementation will have on our Island Wireless Segment.

        The term of the Company's telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). While the Company has contested the assessment of such fee, it is continuing to operate and is actively working with the Aruba government to reach a resolution with respect to the fees, if any, to be paid with respect to a renewed license.

        Our Turks and Caicos operations are subject to the Turks and Caicos Islands Telecommunications Ordinance of 2004.

Available Information

        Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. Investors may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the "Financial Information" portion of the "Investor Relations" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge upon request by writing to us at 600 Cummings Center, Beverly, Massachusetts 01915, Attention: Investor Relations, by calling us at (978) 619-1300 or by emailing us at ir@atni.com.

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

We are actively evaluating strategic investment and acquisition opportunities, which may affect our long-term growth prospects.

        We are actively evaluating strategic acquisitions and investment opportunities, both domestic and international, that that range in size and meet our return-on-investment and other acquisition criteria. Any future transactions we pursue may focus on: (i) opportunities that we believe have potential for long-term organic and strategic growth, including in underserved markets, (ii) telecommunications infrastructure investments and (iii) areas that may not be seen by the broader market as timely today. There can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments. Any such acquisitions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt. As of December 31, 2013, we had approximately $434.6 million in cash, cash equivalents and restricted cash primarily as a result of the proceeds from our Alltel Sale, and no long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Following the Alltel Sale, our reliance on revenues derived from services in our International Integrated Telephony and Island Wireless segments has substantially increased.

        Revenues derived from our Alltel business generated approximately 50% of our wholesale revenues and approximately 63% of our total consolidated revenues for the year ended December 31, 2012 and 38% of our wholesale revenues and approximately 58% of our total consolidated revenues for the nine-month period ended September 30, 2013. Following the Alltel Sale, our U.S. wireless wholesale revenues have substantially decreased, and approximately 37% of our total consolidated revenues are derived from our U.S. wholesale wireless business, 32% from our International Integrated Telephony segment in Guyana and 31% from all other segments as of December 31, 2013. As a result, our exposure to political and regulatory uncertainty in Guyana and the Caribbean will have a greater impact on our revenues as a whole. We cannot guarantee that we will be able to find growth or expansion opportunities in the United States or other jurisdictions that provide more regulatory or political certainty to our investors.

Risks Related to our Wireless Businesses

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers.

        A substantial majority of our U.S. wholesale wireless revenues, which accounted for approximately 36% of our consolidated revenue and approximately 86% of our operating income in 2013, are generated from four national wireless service providers.

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

We may have difficulty meeting the growing demand for data services.

        Demand for smartphones and data services continues to grow across all of our wireless markets and our value to our customers in some markets depends in part on our network's ability to provide high-quality and high capacity network service to smartphone devices. Indeed, much of the revenue growth in our U.S. Wireless segment in 2013 has been attributable to increased demand for data services. However, if data usage increases faster than we anticipate and exceeds the then-available capacity of any of our networks, our costs to deliver roaming services may be higher than we anticipate or the quality of our service may be negatively affected. In addition, the dearth of available spectrum in our industry means that we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all to ensure our ability to maintain or grow our business and traffic volumes. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our wholesale roaming partners' demand for these services without substantial upgrades and additional capital expenditures, which could have an adverse effect on our results of operations and financial condition.

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

        We source wireless devices for our retail wireless businesses from a small number of handset resellers and to a lesser extent, equipment manufacturers and depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel-Lucent and

Nokia in the United States. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Risks Relating to Our Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

        Since 1991, our subsidiary Guyana Telephone and Telegraph, Ltd. ("GT&T") has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010, which was renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 years. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our license had been renewed until such time that new legislation is in place with regard to the Government's intention to expand competition within the sector; however, we believe our exclusive license continues to be valid unless and until such time as we enter into a negotiated settlement with the Government.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. The proposed legislation would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. We cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

        In addition, since 2009, we have been engaged in lawsuits in Guyana challenging the legality of GT&T's exclusive license rights under Guyana's constitution. As recently as 2012, a trial court made findings calling into question the validity of our exclusive license, prompting Digicel, our main competitor in Guyana, to begin connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana PUC. In response, the Guyana PUC ordered Digicel to cease providing service at such rates, and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T's network. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court's findings regarding the exclusivity of GT&T's license and its application to VoIP services.

        We are dependent on GT&T for approximately 32% of our total consolidated revenues. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic and as a result, a loss in that portion of our wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect our revenues and profits and diminish the value of our investment in Guyana.

 Other Risks Relating to Our Businesses and Industry

Our wireless and wireline revenues depend on the reliability and performance of our network infrastructure.

        We must operate our wireless and wireline networks so as to minimize any disruption that may occur to our services. The continued operation and growth of our networks and the implementation of new technologies and services involve operating risks that may disrupt our services or cause losses in revenue. Other risks that may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology upgrades could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

The loss of certain licenses could adversely affect our ability to provide wireless and broadband services.

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

        In our international markets, telecommunications licenses are typically issued and regulated by the applicable telecommunications ministry. The application and renewal process for these licenses may be lengthy, require us to expend substantial renewal fees, and/or be subject to regulatory uncertainty, such as we are experiencing in Guyana, as described above. Failure to comply with these regulatory requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties.

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

        Our operations in the United States are subject to the Telecommunications Act of 1996 (or "1996 Act"). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act and other regulation in the next few years. While we believe we are in compliance with federal and state regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities. Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding our consumer marketing practices and the contents of our bills, on an on-going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our licenses to provide service should not be revoked.

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

        We face competition in the markets in which we operate. For example:

  •
  In the United States, our greatest competitive risk is the possibility that our current roaming customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as "over-building." If our roaming customers, who generally have greater financial resources and access to capital than we do, determine to over-build our network, their need for our roaming services will be significantly reduced or eliminated.

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

        Over the last several years, an increase in competition has contributed to a decline in prices for communication services, including local and long-distance telephone service, data services and mobile wireless services. Increased competition may decrease prices further. In addition, increased competition could reduce our customer base, require us to invest in new facilities and capabilities and reduce revenues, margins and returns.

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

Our ability to recruit and retain experienced management and technical personnel could adversely affect our results of operations and ability to maintain internal controls.

        The success of our business is largely dependent on our executive officers and the officers of our operating units, as well as on our ability to attract and retain other highly qualified technical and management personnel. We believe that there is, and will continue to be, strong competition for qualified personnel in the communications industry and in our markets, and we cannot be certain that we will be able to attract and retain the personnel necessary for the development of our business. We rely heavily on local management to run our operating units. Many of the markets we operate in are small and remote, making it difficult to attract and retain talented and qualified managers and staff in those markets. The loss of key personnel or the failure to attract or retain personnel with the sophistication to run complicated telecommunications equipment, networks and systems could have a material adverse effect on our business, financial condition and results of operations. We do not currently maintain "key person" life insurance on any of our key employees and none of the executives at our parent company are under employment agreements.

        In addition, cultural differences abroad and local practices of conducting business in our foreign operations may not be in line with the business practices, recordkeeping and ethics standards in the United States. In order to continue to ensure compliance with foreign and U.S. laws, accounting standards and our own corporate policies, we have implemented financial and operational controls, created an internal audit team responsible for monitoring and ensuring compliance with our internal accounting controls, and routinely train our employees, vendors and consultants. However, having substantial foreign operations also increases the complexity and difficulty of developing, implementing and monitoring these internal controls and procedures. For example, in 2012, we identified violations of certain of the Company's policies and procedures at our GT&T subsidiary, which we remedied by, among other things, replacing certain GT&T senior personnel and in 2013, we identified material weaknesses in our internal control over financial reporting resulting from the implementation of a new billing system in Guyana and the accounting personnel in our GT&T subsidiary possessing insufficient accounting knowledge, experience and training. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Our ability to remediate these material weaknesses, or our discovery of additional weaknesses, could adversely affect our results of operations.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. As disclosed in "Controls and Procedures" in Part II, Item 9A of this Report, we have identified material weaknesses as of December 31, 2013 in our internal control over financial reporting resulting from ineffective controls in a new customer billing system in Guyana and insufficient training and complement of resources at our GT&T subsidiary.

        Failure to have effective internal control over financial reporting could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements. If, as a result of deficiencies in our internal control over financial reporting, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in investigations or sanctions by regulatory authorities.

        Our management has taken action to begin remediating these material weaknesses, however, certain other remedial actions have not been completed or have only recently been undertaken, and while we expect to continue to implement our remediation plan through 2014, we cannot be certain as to when remediation will be fully completed. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

        If we fail to remediate these material weaknesses and maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results.

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

        The impact, if any, that these events might have on us and our business is uncertain.

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

        Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities, affiliates and family members (including our Chief Executive Officer), approximately 40% of our outstanding Common Stock. As a result, he is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has the ability to exert significant influence over other matters brought before our Board of Directors, such as proposed changes in our strategy or business plans and our major financing decisions. His interests may not always coincide with the interests of other holders of our Common Stock.

Low trading volume of our stock may limit our shareholders ability to sell shares and/or result in lower sale prices.

        For the three months prior to March 1, 2014, the average daily trading volume of our Common Stock was approximately 50,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

We may not pay dividends in the future.

        Our stockholders may receive dividends out of legally available funds if, and when, they are declared by our Board of Directors. We have consistently paid quarterly dividends in the past, but may cease to do so at any time. Our credit facility sets certain limitations on our ability to pay dividends on, or repurchase, our capital stock. We may incur additional indebtedness in the future that may further restrict our ability to declare and pay dividends. We may also be restricted from paying dividends in the future due to restrictions imposed by applicable state laws, our financial condition and results of operations, capital requirements, covenants contained in our financing agreements, management's assessment of future capital needs and other factors considered by our Board of Directors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 18,000 square feet of office space at 600 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

Type of space	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline
Office	22,000	219,000	16,000	17,000
Retail stores	4,000	108,000	13,000	—
Technical operations	16,000	1,239,000	15,000	24,000

        All of the above locations are leased except for the office and technical space within our International Integrated Telephony segment, which we own. As of December 31, 2013, we operated three retail stores in our U.S. Wireless segment, eight retail stores in our International Integrated Telephony segment and eleven retail stores in our Island Wireless segment.

        Our offices and technical operations are in the following locations:

U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline
Little Rock, AR	Georgetown, Guyana	Bermuda	Bellows Falls, VT
Castle Rock, CO		Turks & Caicos	Albany, NY
Atlanta, GA		U.S. Virgin Islands
Aruba

        Globally, we also own 232 towers, lease an additional 312 towers and have five switch locations within rented locations. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.    LEGAL PROCEEDINGS

        Currently, our Guyana subsidiary, Guyana Telephone & Telegraph, Ltd. ("GT&T") holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years was scheduled to expire at the end of 2010, allowed for GT&T, at its sole option, to extend the term for an additional twenty years, until December 2030. GT&T exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating our exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the "Draft Laws"). These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While no substantive actions were taken on the Draft Laws in 2013, we cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009 and again on April 4, 2013, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes these claims are without merit and are duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on these matters since the April 2013 filing.

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

        On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T's exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol ("VoIP"). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service and are now temporarily stayed pending further court proceedings. Digicel, our main competitor in Guyana, in response to the trial court's findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana PUC. In response, the Guyana PUC ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T's network and GT&T has sued Digicel to recover damages that it incurred as a result of Digicel's bypass during this time period. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court's findings regarding the exclusivity of GT&T's license and its application to VoIP services.

        GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $33.2 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T's return on investment was no less than 15% per annum for the relevant periods.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2012
Quarter ended March 31	$41.05	$34.54
Quarter ended June 30	$41.66	$30.63
Quarter ended September 30	$45.62	$33.26
Quarter ended December 31	$44.83	$34.92

	High	Low
2013
Quarter ended March 31	$49.95	$35.63
Quarter ended June 30	$51.86	$46.55
Quarter ended September 30	$55.69	$45.00
Quarter ended December 31	$58.10	$51.73

        The approximate number of holders of record of Common Stock as of March 1, 2014 was 176.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	$0.23	$0.23	$0.25	$0.25
2013	$0.25	$0.25	$0.27	$0.27

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our Amended Credit Facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2012 and 2013, we declared a total annual dividend of $0.96 and $1.04 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

 Issuer Purchases of Equity Securities in the Fourth Quarter of 2013

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2013 - October 31, 2013	—		$—	—	$2,919,965
November 1, 2013 - November 30, 2013	26,348	(2)	55.69	—	2,919,965
December 1, 2013 - December 31, 2013	364	(3)	54.03	—	2,919,965

Total	26,712		$55.64	—	$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock (the "Plan"). The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on November 15, 2013, November 21, 2013 and November 22, 2013 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such dates. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the NASDAQ Stock Market on the dates those shares were purchased.

(3)
Represents shares purchased on December 14, 2013 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the NASDAQ Stock Market on the date those shares were purchased.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements for the years ended December 31, 2011, 2012 and 2013 and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Note 3 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions and our gain on bargain purchase and discontinued operations.

	Year Ended December 31,
	2009	2010	2011	2012(4)	2013
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$242,281	$241,914	$262,807	$277,796	$292,835
Operating expenses(1)	172,590	205,012	219,445	221,158	228,750

Income from operations	69,691	36,902	43,362	56,638	64,085
Other income (expense):
Interest income (expense), net	(2,553)	(9,349)	(16,859)	(13,709)	(11,933)
Other, net(2)	605	(181)	(208)	1,867	(5,679)

Other income (expense), net	(1,948)	(9,530)	(17,067)	(11,842)	(17,612)

Income from continuing operations before income taxes	67,743	27,372	26,295	44,796	46,473
Income taxes	31,160	17,625	14,620	20,831	9,536

Income from continuing operations	36,583	9,747	11,675	23,965	36,937
Income from discontinued operations, net of tax	—	27,640	10,222	29,202	5,166
Gain on sale of discontinued operations, net of tax(3)	—	—	—	—	307,102

Net income	36,583	37,387	21,897	53,167	349,205
Net (income) loss attributable to non-controlling interests, net of tax	(1,044)	1,067	(103)	(4,235)	(37,489)

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$35,539	$38,454	$21,794	$48,932	$311,716

Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. Stockholders:
Continuing operations	$2.33	$0.71	$0.47	$1.34	$1.84
Discontinued operations	—	1.80	0.95	1.81	18.01

Total	$2.33	$2.51	$1.42	$3.15	$19.85

Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. Stockholders:
Continuing operations	$2.32	$0.70	$0.47	$1.33	$1.83
Discontinued operations	—	1.78	0.94	1.80	17.88

Dividends per share applicable to common stock	$2.32	$2.48	$1.41	$3.13	$19.71

	2009	2010	2011	2012	2013
	(In thousands)
Balance Sheet Data (as of December 31,):
Cash and investments	$90,247	$37,797	$48,735	$136,647	$434,607
Assets of discontinued operations(3)	—	393,721	394,434	380,765	4,748
Working capital	79,628	299,889	330,239	407,981	350,930
Fixed assets, net	217,015	243,933	249,835	238,324	254,632
Total assets	446,554	807,156	851,810	910,875	859,719
Short-term debt (including current portion of long-term debt)	3,694	12,194	25,068	15,680	—
Liabilities of discontinued operations(3)	—	100,355	93,759	73,910	11,187
Long-term debt, net	69,551	272,049	257,146	250,900	—
Atlantic Tele-Network, Inc. stockholders' equity	255,746	283,768	294,266	334,146	643,330
Statement of Cash Flow Data (for the years ended December 31,):
Net cash provided by (used in):
Operating activities:
Continuing operations	$92,626	$58,138	$67,204	$114,884	$(131,396)
Discontinued operations	—	44,663	65,399	72,587	19,394
Investing activities:
Continuing operations	(62,060)	(58,297)	(35,577)	(26,991)	(67,816)
Discontinued operations	—	(298,107)	(60,070)	(35,267)	710,934
Financing activities:
Continuing operations	(19,984)	201,231	(24,755)	(36,370)	(308,796)
Discontinued operations	—	(488)	(796)	(931)	(1,678)
Capital expenditures	(59,718)	(63,079)	(41,331)	(42,154)	(69,316)

(1)
The Company recognized an impairment charge on Goodwill and on its telecommunications licenses during the year ended December 31, 2012. See Note 7 to the Company's Consolidated Financial Statements for additional information.

(2)
During the year ended December 31, 2013, the Company recognized an unrealized loss on interest rate derivative contracts. See Note 9 to the Company's Consolidated Financial Statements for additional information.

(3)
During the year ended December 31, 2013, the Company recognized a gain on the Alltel Sale. See Note 4 to the Company's Consolidated Financial Statements for additional information.

(4)
Certain revisions to the correct profit and loss classifications have been made in prior period financial statements. See Note 2 to the Company's Consolidated Financial Statements for additional information

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a telecommunications holdings company that, through our operating subsidiaries, provides wireless and wireless telecommunications services in North America, Bermuda and the Caribbean. We are actively evaluating strategic acquisitions and investment opportunities, both domestic and international, that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see "Risk Factors—We are actively evaluating strategic investment and acquisition opportunities, which may affect our long-term growth prospects."

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

  •
  Wireline. Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in Vermont and New York State. In addition, we offer wholesale long-distance voice services to telecommunications carriers.

        The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Discontinued Operations—Sale of U.S. Retail Wireless Business

        On September 20, 2013, the Federal Communications Commission announced its approval of, and we completed, our previously announced proposed sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC for approximately $796.8 million in cash that included a sale price adjustment for the working capital of the business of $16.8 million (the "Alltel Sale").

        The operations of the Alltel business, which were previously included in our U.S. Wireless segment, have been classified as discontinued operations in all periods presented. The gain on the sale of the Alltel business recognized during 2013 is also included in discontinued operations. Unless indicated otherwise, the information in this Management's Discussion and Analysis relates only to our continuing operations.

 Stimulus Grants

        We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of December 31, 2013, we have spent (i) $35.9 million in capital expenditures (of which $27.5 million has been or will be funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been or will be funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $44.1 million in capital expenditures (of which $30.9 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our "U.S. Wireline" segment and the results of our Navajo stimulus project are included in our "U.S. Wireless" segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and we anticipate that it will incur an additional $3.0 million of capital expenditures of which $2.1 million is expected to be funded by the federal stimulus grants.

Mobility Fund

        As part of the Federal Communications Commission's ("FCC") reform of its Universal Service Fund ("USF") program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, we received FCC final approval for approximately $47.0 million of Mobility Fund support to our Alltel business (the "Alltel Mobility Funds") and $21.7 million of Mobility Fund support to our wholesale wireless business (the "Wholesale Mobility Funds" and collectively with the Alltel Mobility Funds, the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. In connection with our application for the Mobility Funds, we issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company ("USAC") in June 2013 to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.

        In connection with our sale of our Alltel business on September 20, 2013, we notified the FCC and USAC that we would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letters of credit securing the Alltel Mobility Funds and we made a cash payment of approximately $4.6 million in penalty fees to USAC. We terminated $19.9 million of the letters of credit securing our Alltel Mobility Funds upon receipt of the returned letters of credit from USAC and were reimbursed for these penalty fees by AT&T Mobility LLC in January 2014.

        We began the construction of our Wholesale Mobility Funds projects during the fourth quarter of 2013 and its results are included in our "U.S. Wireless" segment. As of December 31, 2013, we have received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $1.1 million has been recorded as an offset to the cost of the property, plant and equipment associated with these projects and, consequentially, a reduction of the future depreciation expense, $2.4 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in our consolidated balance sheet as of December 31, 2013. The presentation of current versus long-term is based on the timing of the expected usage of the funds which will reduce future operation expenses.

 Results of Operations:

Years Ended December 31, 2012 and 2013

	Year End December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2012	2013
REVENUE:
U.S. wireless	$102,817	$107,930	$5,113	5.0%
International wireless	81,463	91,432	9,969	12.2
Wireline	85,524	84,585	(939)	(1.1)
Equipment and other	7,992	8,888	896	11.2

Total revenue	$277,796	$292,835	$15,039	5.4%

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	56,814	55,747	(1,067)	(1.9)
Engineering and operations	40,018	38,904	(1,114)	(2.8)
Sales and marketing	18,981	17,757	(1,224)	(6.4)
Equipment expense	13,381	12,876	(505)	(3.8)
General and administrative	49,625	53,093	3,468	7.0
Transaction-related charges	7	2,712	2,705	38,642.9
Depreciation and amortization	50,587	48,737	(1,850)	(3.7)
Impairment of Intangible Assets	3,350	—	(3,350)	(100.0)
Gain on disposition of long lived asset	(11,605)	(1,076)	10,529	(90.7)

Total operating expenses	$221,158	$228,750	$7,592	3.4%

Income from operations	$56,638	$64,085	$7,447	13.1%

OTHER INCOME (EXPENSE):
Interest income (expense), net	(13,709)	(11,933)	1,776	(13.0)
Unrealized loss on interest rate derivative contracts	—	(5,408)	(5,408)	—
Other income (expense), net	1,867	(271)	(2,138)	(114.5)

Other income (expense), net	$(11,842)	$(17,612)	$(5,770)	48.7%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,796	46,473	1,677	3.7
Income tax expense	20,831	9,536	(11,295)	(54.2)

INCOME FROM CONTINUING OPERATIONS	23,965	36,937	12,972	54.1
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	29,202	5,166	(24,036)	(82.3)
Gain on sale of discontinued operations, net of tax	—	307,102	307,102	—

Income from discontinued operations	$29,202	$312,268	$283,066	969.3%

NET INCOME	53,167	349,205	296,038	556.8
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(3,145)	(7,989)	(4,844)	154.0
Discontinued operations	(1,090)	(601)	489	(44.9)
Disposal of discontinued operations	—	(28,899)	(28,899)	—

	$(4,235)	$(37,489)	$(33,254)	785.2%

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$48,932	$311,716	$262,784	537.0%

        U.S. wireless revenue.    The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the years ended December 31, 2012 and 2013, wholesale revenue represented 98% and 97% of total U.S. wireless revenue, respectively. In addition, U.S. wireless revenue also includes a small amount of retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

        The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets.

        Our U.S. wireless revenue increased to $107.9 million for the year ended December 31, 2013 from $102.8 million for the year ended December 31, 2012, an increase of $5.1 million or 5.0%. The revenue growth was a result of an increase in the demand for data services and an increase in our base stations from 569 as of December 31, 2012 to 640 as of December 31, 2013. Revenue growth was also enhanced as we upgraded our network capacities and data speeds at many of our cell sites, generating higher data volumes as compared to 2012.

        The U.S. wireless revenue growth in 2013 was offset by the sale of certain spectrum and related cell sites in our Midwest U.S. markets. These sites, which were sold during the fourth quarter of 2012, generated approximately $16.0 million of revenue during the year ended December 31, 2012.

        We expect that data volumes will continue to increase during 2014, although at a lower rate than we experienced in 2013, as we expand our coverage with additional base stations and continue to perform technology and capacity upgrades. Any revenue derived from such an increase in volumes, however, may be offset by a number of factors, including reductions in the roaming rates that we charge, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to continue to expand their networks in areas where we operate.

        International wireless revenue.    International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

        International wireless revenue increased by $9.9 million, or 12.0%, to $91.4 million for the year ended December 31, 2013, from $81.5 million for the year ended December 31, 2012. This increase was mainly due to subscriber growth in our Island Wireless segment as well as increased roaming revenues in Bermuda and the Caribbean.

        In total, our international wireless subscribers decreased from approximately 333,000 as of December 31, 2012 to 325,000 as of December 31, 2013. However, while lower revenue generating subscribers in our International Integrated Telephony segment decreased by 6.0% from December 31, 2012 to December 31, 2013, our higher revenue generating subscribers in our Island Wireless segment increased 16.7% from December 31, 2012 to December 31, 2013, respectively. While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale roaming revenues in these markets are subject to seasonality and can fluctuate between quarters.

        Wireline revenue.    Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England, our wholesale transport operations in New York State and our wholesale long-distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance and equipment sales.

        Wireline revenue decreased by $1.0 million, or 1.1%, to $84.5 million for the year ended December 31, 2013, from $85.5 million during the year ended December 31, 2012. Declines in local landline revenue and international calls into Guyana resulted in a decrease of $3.5 million in wireline revenue within our International Integrated Telephony segment. These decreases were partially offset by a $2.6 million increase in revenue from our wholesale long-distance voice service business in the United States.

        We anticipate that wireline revenue from our international long-distance business in Guyana will continue to be negatively impacted, principally through the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, and increased wholesale transport services and large enterprise and agency sales in the United States.

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

        Equipment and other revenue increased by $0.9 million, or 11.3% to $8.9 million for the year ended December 31, 2013, from $8.0 million for the year ended December 31, 2012. Equipment revenue primarily increased as the result of an increase in subscribers in our Island Wireless segment.

        We believe that equipment and other revenue could continue to increase as a result of gross subscriber additions, more aggressive subsidies driving demand for devices and the continued growth in smartphone penetration.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

        Termination and access fees decreased by $1.1 million, or 1.9%, from $56.8 million for the year ended December 31, 2012 to $55.7 million for the year ended December 31, 2013. Our U.S. Wireless segment reported a decrease in termination and access fees of $0.5 million as a result of the sale of certain network assets in late 2012. While the sale of the assets reduced the U.S. Wireless segment's termination and access fees by $4.8 million, the segment incurred an offsetting increase of $5.3 million in these costs as the result of an increase in the number of base stations and data traffic volumes. The remaining $0.6 million reduction in our termination and access fees were incurred across all of our other segments as increased operational synergies, primarily in Bermuda, offset the increase in traffic volume costs.

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

        Engineering and operations expenses decreased by $1.1 million, or 2.8%, from $40.0 million for the year ended December 31, 2012 to $38.9 million for the year ended December 31, 2013 primarily as a result of the realization of operational synergies following our 2011 merger in Bermuda.

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

        Sales and marketing expenses decreased by $1.2 million, or 6.3%, from $19.0 million for the year ended December 31, 2012 to $17.8 million for the year ended December 31, 2013. Sales and marketing expenses in our International Integrated Telephony segment decreased by $2.7 million, primarily as a result of a reduction in advertising and promotional costs. This decrease was partially offset by an increase of $1.6 million in such costs in our U.S. Wireless segment's retail operations which incurred only nominal sales and marketing costs during 2012.

        We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

        Equipment expenses.    Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

        Equipment expenses decreased by $0.5 million, or 3.8%, from $13.4 million for the year ended December 31, 2012 to $12.9 million for the year ended December 31, 2013. The decrease in equipment expenses is the result of decreased costs for handset devices in our International Integrated Telephony segment partially offset by higher demand in our Island Wireless segment and our U.S. Wireless segment's retail operations.

        We believe that equipment expenses could continue to rise, from time to time, as we may choose to raise device subsidies to attract and retain customers.

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

        General and administrative expenses increased by $3.5 million, or 7.0% from $49.6 million for the year ended December 31, 2012 to $53.1 million for the year ended December 31, 2013 as a result of an increase in overhead costs within all of our operating segments as well as the parent company absorbing additional costs that were shared with the Alltel business.

        We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

        Transaction related charges.    Transaction related charges include the external costs, such as legal, tax and accounting, and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

        We incurred $2.7 million of transaction related charges for the year ended December 31, 2013 and a nominal amount during the year ended December 31, 2012.

        We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

        Depreciation and amortization expenses decreased by $1.9 million, or 3.7%, from $50.6 million for the year ended December 31, 2012 to $48.7 million for the year ended December 31, 2013. The decrease was primarily due to certain assets in our U.S. Wireless, International Integrated Telephony and Island Wireless segments becoming fully depreciated. The decrease in depreciation and amortization expenses in our U.S. Wireless segment was also reduced by $0.7 million as a result of the sale of certain network assets in late 2012.

        We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our networks.

        Impairment of intangible assets.    We performed our annual impairment assessments of our telecommunications licenses as of December 31, 2012 and 2013. As a result of our assessment completed as of December 31, 2012, we determined that one of our telecommunications licenses used in our Island Wireless segment was impaired. As a result, we recorded a non-cash impairment charge for the entire $3.4 million net book value of the license during the year ended December 31, 2012. No impairment charge was recorded during 2013 as a result of the assessment that we made as of December 31, 2013.

        Gain on disposition of long-lived assets.    During the year ended December 31, 2012, we sold certain network assets and spectrum in the Midwestern United States and used in our wholesale U.S. Wireless business for proceeds of $15.6 million and recognized a gain on such disposition of $11.6 million. Additionally, during the year ended December 31, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

        Interest income (expense), net.    Interest income (expense), net represents commitment fees and interest incurred on our outstanding credit facilities, including our interest rate derivatives, net of interest income.

        Interest income (expense), net decreased $1.8 million from $13.7 million of expense to $11.9 million of expense for the years ended December 31, 2012 and 2013, respectively. The decrease was primarily a result of the repayment of our long-term debt on September 20, 2013. This decrease was partially offset by a $4.7 million charge relating to the expensing of deferred financing costs to interest expense upon the repayment of our term loans.

        Unrealized loss on interest rate derivative contracts.    As a result of the repayment of our variable-rate term loans on September 20, 2013, our interest rate derivatives were terminated. As a result, we recognized an unrealized loss on our interest rate derivative contracts of $5.4 million during the year ended December 31, 2013.

        Other income (expense), net.    Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was

$1.9 million of income and $0.3 million of expense for the year ended December 31, 2012 and 2013, respectively, and the change is primarily driven by a correction of prior period errors booked in the quarter ended September 30, 2013 as described in Note 2.

        Income taxes.    Our effective tax rates for the years ended December 31, 2012 and 2013 were 46.5% and 20.5%, respectively. The year ended December 31, 2013 includes a tax benefit of $8.6 million related to the non-recurring write-down in the US of an intercompany note receivable. Excluding this item our effective tax rate for the year ended December 31, 2013 was 38.6%. The year ended December 31, 2012 includes a tax benefit of $1.0 million related to certain non-recurring tax credits. Excluding those tax credits, our effective tax rate declined in 2013 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2012. Our effective tax rate in 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit because they are non-tax jurisdictions. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

        Income from discontinued operations, net of tax.    Income from discontinued operations, net of tax was $29.2 million and $5.2 million for the year ended December 31, 2012 and 2013, respectively. The decrease in income generated by the Alltel business was primarily the result of declines in high margin wholesale revenues and attrition of higher revenue postpaid subscribers during the year ended December 31, 2013 as compared with the prior year.

        Gain on disposal of discontinued operations, net of tax.    Gain on disposal of discontinued operations, net of tax of $307.1 million relates to the gain on our Alltel sale.

        Net income attributable to non-controlling interests.    Net income attributable to non-controlling interests reflected an allocation of $4.2 million and $37.5 million of income generated by our less than wholly-owned subsidiaries for the years ended December 31, 2012 and 2013, respectively. Included within these amounts was $3.1 million and $8.0 million relating to our continuing operations for the year ended December 31, 2012 and 2013, respectively. In addition, we recorded $1.1 million and $0.6 million relating to our discontinued operations for the years ended December 31, 2012 and 2013 and $28.9 million relating to the gain on the Alltel sale.

        Net income attributable to Atlantic Tele-Network, Inc. stockholders.    Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $311.7 million for the year ended December 31, 2013 from $48.9 million for the year ended December, 2012. Included within these amounts was $4.6 million and $28.1 million, net of non-controlling interests, relating to discontinued operations for the years ended December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, net income attributable to Atlantic Tele-Network, Inc. stockholders also included a gain on the sale of discontinued operations of $278.2 million, net of tax and non-controlling interests.

        On a per share basis, net income increased to $19.71 per diluted share from $3.13 per diluted share for the years ended December 31, 2013 and 2012, respectively. Included within net income per diluted share was $0.29 and $1.80 of net income per diluted share of discontinued operations for the years ended December 31, 2013 and 2012, respectively. The year ended December 31, 2013 also includes net income per diluted share of $17.59 relating to the gain on the sale of our discontinued operations.

Results of Operations

Years Ended December 31, 2011 and 2012

	Year Ended December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2011	2012
	(In thousands)
REVENUE:
U.S. Wireless	$98,704	$102,817	$4,113	4.2%
International Wireless	73,004	81,463	8,459	11.6
Wireline	84,957	85,524	567	0.7
Equipment and Other	6,142	7,992	1,850	30.1

Total revenue	$262,807	$277,796	14,989	5.7

OPERATING EXPENSES:
Termination and access fees	57,681	56,814	(867)	(1.5)
Engineering and operations	33,692	40,018	6,326	18.8
Sales, marketing and customer services	20,232	18,982	(1,250)	(6.2)
Equipment expense	9,737	13,380	3,643	37.4
General and administrative	46,053	49,625	3,572	7.8
Transaction-related charges	772	7	(765)	(99.1)
Depreciation and amortization	51,250	50,587	(663)	(1.3)
Impairment of Intangible Assets	2,425	3,350	925	38.1
Gain on disposition of long-lived assets	(2,397)	(11,605)	(9,208)	384.1

Total operating expenses	$219,445	$221,158	$1,713	0.8%

Income from operations	43,362	56,638	13,276	30.6

OTHER INCOME (EXPENSE):
Interest expense	(16,859)	(13,709)	3,128	(19.1)
Other income (expense), net	(208)	1,867	2,075	(997.6)

Other income, net	(17,067)	(11,842)	5,224	(30.5)

INCOME BEFORE INCOME TAXES	26,295	44,796	18,479	70.3
Income taxes	14,619	20,831	2,180	11.7

INCOME FROM CONTINUING OPERATIONS	11,676	23,965	16,299	213.2
INCOME FROM DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of tax	10,221	29,202	19,024	186.0

NET INCOME	21,897	53,167	31,291	142.9
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(463)	(3,145)	(2,682)	579.3
Discontinued operations	360	(1,091)	(1,451)	(403.1)
Disposal of discontinued operations	—	—	—	—

	(103)	(4,235)	(4,133)	4,012.6

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$21,794	$48,952	27,158	124.6

        U.S. wireless revenue.    Our U.S. wireless revenue increased to $102.8 million for the year ended December 31, 2012 from $98.7 million for the year ended December 31, 2011, an increase of $4.1 million or 4.2%. The increase was a result of an increase in data traffic in our wholesale markets.

        International wireless revenue.    International wireless revenue increased by $8.5 million, or 11%, to $81.5 million for the year ended December 31, 2012, from $73.0 million for the year ended December 31, 2011. This increase primarily resulted from our completion of the Bermuda Merger in 2011 and a $2.4 million increase in wireless revenues in Guyana as a result of increased voice and data usage.

        Wireline revenue.    Wireline revenue increased by $0.5 million, or 1%, to $85.5 million for the year ended December 31, 2012 from $85.0 million for the year ended December 31, 2011. In Guyana, a $3.1 million decrease in international long-distance revenue was offset by data revenue growth from our newly built fiber optic submarine cable. Wireline revenue in the U.S. remained relatively consistent compared with the previous year as we saw increased revenue from our upstate New York wholesale transport service business. We continued to add business customers in the U.S. for our voice and data services; however, the overall revenue increase was offset by a decline in the residential data business in Vermont and New Hampshire, including dial-up internet services.

        Equipment and other revenue.    Equipment and other revenue increased by $1.9 million, or 30%, to $8.0 million for the year ended December 31, 2012, up from $6.1 million for the year ended December 31, 2011. The increase was the result of an increase in smart-phone sales in our International Integrated Telephony segment which reported an increase in equipment and other revenue of $0.9 million. We also had an increase in our equipment and other revenue in our Island Wireless segment primarily due to the Bermuda Merger, completed in May 2011.

        Termination and access fee expenses.    Termination and access fees decreased by $0.9 million, or 1.5%, from $57.7 million for the year ended December 31, 2011 to $56.8 million for the year ended December 31, 2012. Our Island Wireless segment recorded a decrease in its termination and access fees of $1.4 million primarily driven by the realized synergies of our Bermuda merger in 2011. Termination and access fees in our International Integrated Telephony segment decreased by $1.0 million as a result of a decrease in voice traffic volume and a reduction in bad debt expense. These decreases were partially offset by the termination and access fees in our U.S. Wireline segment increased by approximately $1.7 million as a result of the expansion of our wholesale transport networks in Vermont and New York State.

        Engineering and operations expenses.    Engineering and operations expenses increased by $6.3 million, or 19%, from $33.7 million for the year ended December 31, 2011 to $40.0 million for the year ended December 31, 2012. Engineering and operations increased primarily as a result of the continued expansion of our U.S. Wireless and International Integrated Telephony networks which resulted in increases in engineering and operations expenses of $2.6 million and $2.1 million, respectively. The remainder of the increase was the result of the completion of our Bermuda Merger in May 2011 and the expansion of networks and new services being offered in our international subsidiaries.

        Sales and marketing expenses.    Sales and marketing expenses decreased by $1.2 million, or 6.2%, from $20.2 million for the year ended December 31, 2011 to $19.0 million for the year ended December 31, 2012. The decrease was primarily within our Island Wireless segment which experienced an increase in its sales and marketing expenses during 2011 in connection with the Bermuda Merger and cost reductions during 2012 in other Island Wireless businesses.

        Equipment expenses.    Equipment expenses increased by $3.6 million from $9.7 million, or 37%, for the year ended December 31, 2011 to $13.4 million for the year ended December 31, 2012. The increase was primarily the result of increased sales of smart-phones in Guyana.

        General and administrative expenses.    General and administrative expenses increased by $3.6 million, or 8%, from $46.1 million for the year ended December 31, 2011 to $49.6 million for the year ended December 31, 2012 as a result of an increase in overhead costs within all of our operating segments as well as the parent company in support of our increased revenues.

        Transaction-related charges.    For the year ended December 31, 2011, acquisition-related charges were $0.8 million, as compared to a nominal amount incurred during the year ended December 31, 2012.

        Depreciation and amortization expenses.    Depreciation and amortization expenses decreased by $0.7 million from $51.3 million for the year ended December 31, 2011 to $50.6 million for the year ended December 31, 2012. The increase was primarily due to the addition of the tangible and intangible assets acquired with the Bermuda Merger as well as additional fixed assets from our network expansion in our U.S. Wireless and International Integrated Telephony segments as well as other Island Wireless segment businesses outside of Bermuda.

        Impairment of intangible assets.    We performed our annual impairment assessment of our goodwill and other indefinite-lived intangible assets as of December 31, 2012. The prolonged economic downturn caused slower growth in new subscribers in one of the reporting units in our Island Wireless segment, which contributed to a decline in expected future cash flows. As a result, we determined that the book value of this reporting unit exceeded its fair value and concluded that the entire goodwill recorded by that reporting unit was impaired. In connection with this assessment, we recorded a non-cash goodwill impairment charge of $2.4 million during the year ended December 31, 2011. We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2012 and determined that one of our telecommunications licenses used in our Island Wireless segment was impaired. As a result, we recorded a non-cash impairment charge for the entire $3.4 million net book value of the license during the year ended December 31, 2012.

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

        Interest income (expense), net.    Interest income (expense), net decreased from $16.9 million for the year ended December 31, 2011 to $13.7 million for the year ended December 31, 2012, due to a reduction in our outstanding debt and decreases in applicable margins as a result of amendments to our credit facilities effective September 16, 2011 and May 18, 2012.

        Other income (expense), net.    Other income (expense), net was an expense of $0.2 million and income of $1.9 million for the years ended December 31, 2011 and 2012, respectively.

        Income taxes.    Our effective tax rates for the year ended December 31, 2011 and 2012 were 55.6% and 46.5%, respectively. The year ended December 31, 2012 includes a tax benefit of $1.0 million related to certain non-recurring tax credits. Excluding those tax credits, our effective tax rate declined in 2012 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2011. Our effective tax rate in 2011 and 2012 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

        Income (loss) from discontinued operations, net of tax. Income (loss) from discontinued operations, net of tax was $10.2 million and $29.2 million for the year ended December 31, 2011 and

2012, respectively. The increase in income generated by the Alltel business was primarily the result of our completion of the transition of our Alltel customers from the legacy Alltel information technology systems, platforms and customer care centers to our own and, as a result, eliminated many of the duplicate costs associated with the migration in the second half of 2011 and into 2012.

        Net (Income) Loss Attributable to Non-Controlling Interests.    Net income attributable to non-controlling interests reflected an allocation of $0.1 million and $4.2 million of income generated by our less than wholly-owned subsidiaries for the year ended December 31, 2011 and 2012, respectively. Included within these amounts was $0.5 million of income and $3.1 million of income relating to our continuing operations for the year ended December 31, 2011 and 2012, respectively. In addition, we recorded $0.4 million of losses and $1.1 million of income relating to our discontinued operations for the year ended December 31, 2011 and 2012, respectively. .

        Net income attributable to Atlantic Tele-Network, Inc. stockholders.    Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $48.9 million for the year ended December 31, 2012 from $21.8 million for the year ended December, 2011. Included within these amounts was $14.6 million and $28.1 million, net of non-controlling interests, relating to discontinued operations for the year ended December 31, 2011 and 2012, respectively.

        On a per share basis, net income increased to $3.13 per diluted share from $1.41 per diluted share for the year ended December 31, 2013 and 2012, respectively. Included within net income per diluted share was $1.80 and $0.94 of net income per diluted share of discontinued operations for the years ended December 31, 2012 and 2011, respectively.

  Regulatory and Tax Issues

        We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 14 to the Consolidated Financial Statements included in this Report.

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

        For the years ended December 31, 2012 and 2013, we spent approximately $42.2 million and $69.3 million, respectively, on capital expenditures related to our continuing operations. The following details our capital expenditures from our continuing operations, by operating segment, for these periods (in thousands):

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2012	$9,792	$14,369	$4,529	$10,508	$2,956	$42,154
2013	34,895	12,452	5,536	12,552	3,881	69,316

        We are continuing to invest in upgrading and expanding our networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for our continuing operations for the year ended December 31, 2014 will be between $65 million and $70 million.

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

        Income taxes.    We use cash-on-hand to make payments for income taxes. As of December 31, 2013, we have made tax payments of approximately 90% of the expected tax liability owed on the gain we recognized on the sale of the Alltel business before December 31, 2013. The balance of the tax liability on the gain is expected to be made in the first half of 2014.

        Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2013, dividends to our stockholders were approximately $16.4 million, which reflects dividends declared on December 11, 2013 and paid on January 6, 2014. We have paid quarterly dividends for the last 61 fiscal quarters.

        Stock repurchase plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through December 31, 2013. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

        Debt Service and Other Contractual Commitments Table.    The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2013 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In millions)
Debt	$—	$—	$—	$—	$—
Uncertain tax positions	14.1	14.1	—	—	—
Pension obligations	7.1	0.4	1.0	1.3	4.4
Mobility fund grants	6.2	2.4	3.8	—	—
Operating lease obligations	48.3	13.8	18.4	10.1	6.0
Total	$75.7	$30.7	$23.2	$11.4	$10.4

  Sources of Cash

        Total liquidity at December 31, 2013.    As of December 31, 2013, we had approximately $434.6 million in cash, cash equivalents and restricted cash, an increase of $297.8 million from the December 31, 2012 balance of $136.6 million. This increase was primarily the result of the Alltel Sale, which yielded proceeds net of transaction costs and payments made to Alltel's minority shareholders of $764.6 million, offset by $256.8 million paid in taxes and the repayment of our outstanding long-term debt of $272.1 million.

        Cash provided by operations.    Cash used by operating activities was $112.0 million for the year ended December 31, 2013 as compared to cash provided by operating activities of $187.5 million for the year ended December 31, 2012, a decrease of $299.5 million. The decrease was predominantly driven by decreases in (i) our net income of $11.0 million (net of the gain on the sale of discontinued operations), (ii) cash provided by our discontinued operations of $53.2 million and (iii) accrued taxes, net of prepaid taxes, which decreased by $334.3 million, primarily as a result of the gain on our Alltel Sale. These fluctuations were partially offset by an increase in non-cash charges including deferred income taxes, our unrealized loss on our interest rate derivative contracts which were terminated during 2013 and the amortization of our debt discount and issuance costs which was accelerated as a result of the repayment of our term loan debt.

        Cash used in investing activities.    Cash provided by investing activities was $643.1 million for the year ended December 31, 2013 which included $718.8 million in proceeds from the sale of our Alltel business (net of escrowed proceeds of $78.0 million) and $1.5 million in proceeds from the sale of certain network assets partially offset by our capital expenditures from our continuing operations of $69.3 million and capital expenditures within our discontinued operations. For the year ended December 31, 2012, cash used in investing activities was $62.3 million which included capital expenditures from our continuing operations of $42.2 million, capital expenditures from our discontinued operations of $35.3 million partially offset by the proceeds from the sale of certain network assets of $15.2 million.

        Cash used in financing activities.    Cash used in financing activities increased by $272.6 million, from $37.3 million of cash used in financing activities for the year ended December 31, 2012 to $310.5 million of cash used in financing activities for the year ended December 31, 2013. The increase in usage was primarily the result of the repayment of our term loans subsequent to our Alltel Sale, distributions to Alltel's minority shareholders and dividends to our common shareholders.

        On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB and a syndicate of other lenders (the "Amended Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        On June 17, 2013, we issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of our subsidiaries. In connection with our Alltel Sale on September 20, 2013, we notified the FCC and USAC that we would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and we terminated $19.9 million in letters of credit on November 14, 2013.

        On September 20, 2013 we repaid the two term loans under our Amended Credit Facility in full. We incurred nominal fees for the breakage of the term loans that were incurring interest at the London Interbank Offered Rate (LIBOR). In addition, we recorded approximately $4.7 million in interest expense during the year ended December 31, 2013 related to accelerated amortization of deferred financing costs associated with the term loans.

        Amounts we may borrow under the term loans bore interest through September 20, 2013 at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility).

        Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub-facility, an applicable margin ranging from 0.50% to 2.00%). We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

        The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum leverage ratio of indebtedness to EBITDA of 3:1, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments of 2.25:1 and (iii) require a minimum ratio of equity to consolidated assets of 0.35:1. As of December 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

  Factors Affecting Sources of Liquidity

        Internally generated funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

        Restrictions under Amended Credit Facility.    Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of December 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility.

        Capital markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission ("SEC") requirements for the offering of securities. On May 13, 2013, our shelf registration statement that registered potential future offerings of our securities expired. We intend to renew this shelf registration statement in 2014.

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

  Critical Accounting Policies

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

        Our estimates of the future cash flows attributable to our long-lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management's assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material. As noted in Note 7, reporting units with fair values not significantly higher than their carrying values have goodwill of $7.5 million. In the future, some portion of this goodwill could be impaired.

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

        We assess the recoverability of the value of our telecommunications licenses using a market approach. We believe that our telecommunications licenses have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, we may be required to record an impairment charge. We test the impairment of our telecommunications licenses annually or whenever events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

        We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2013, and it was determined that no impairment of any of our telecommunications licenses existed during the year ended December 31, 2013.

        Contingencies.    We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 14 to the Financial Statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $39.9 million at December 31, 2013, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. Of the matters discussed in this Report, we believe some adverse outcome is probable and have accordingly accrued $5.0 million as of December 31, 2013.

  Recent Accounting Pronouncements

        In February 2013, the FASB issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012. The adoption of the new guidance did not have an impact on the Company's consolidated balance sheet, income statement or cash flows. See Note 2 for disclosure of reclassification adjustments from accumulated other comprehensive income.

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task

Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The Company does not expect that the adoption of this authoritative guidance will have a material impact on its consolidated financial statements

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    With the exception of GT&T, all of our foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency. The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately $210 to 1 U.S. dollar as of December 31, 2013. Accordingly, the Company recorded a nominal amount of currency losses during 2013. The results of future operations may be affected by changes in the value of the Guyana dollar.

        Interest Rate Sensitivity.    As of December 31, 2013, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Amended Credit Facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this Report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective because of material weaknesses in the Company's internal control over financial reporting described below. Notwithstanding the material weaknesses described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (1992). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Our management identified the following control deficiencies as of December 31, 2013 that constituted material weaknesses:

Ineffective Controls Surrounding the New Customer Billing System at our GT&T Subsidiary

        We did not design and maintain effective controls surrounding the implementation and integration of a new billing system at our GT&T subsidiary in 2013. Specifically, we did not implement adequate controls around the segregation of duties in the new IT environment, and the interfaces between the subsidiary's new billing system and its financial records. This limited our ability, in certain areas, to adequately or sufficiently perform many controls and procedures in a timely manner, which then placed an extraordinary burden on the accounting and finance personnel to ensure accurate financial reporting.

Insufficient Training and Complement of Resources at our GT&T Subsidiary

        We did not maintain a sufficient level of training and complement of resources at our GT&T subsidiary with the knowledge, experience and training in the Company's business processes and accounting policies to enable them to make accounting and reporting decisions in a manner consistent with our financial reporting and US GAAP requirements on the timeline needed to report these results. These resource constraints were exacerbated by personnel changes within the organization and the implementation of the new billing system described above. This limited our ability, in certain areas, to ensure the necessary consistent communication, reinforcement, and application of Company-wide accounting policies to make appropriate accounting adjustments and disclosure decisions and resulted in ineffective review of certain elements of the closing process.

        These material weaknesses did not result in any material misstatements of the Company's financial statements and disclosures and instead resulted in out-of-period adjustments to increase revenues in our International Integrated Telephony segment during the quarter ended December 31, 2013. However, the material weaknesses could result in a misstatement of accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. As a result, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective.

        Our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

Remediation Plan

        Our management team has taken immediate action to begin remediating the material weaknesses disclosed above, including:

  •
  continue to invest in the external resources necessary to improve our technical ability to report information from the billing system to our financial reporting systems;

  •
  providing additional enhanced local and centralized oversight and management of the accounting and IT services provided by our local personnel; and

  •
  providing increased training on our internal controls and procedures, including these remedial measures, to our personnel.

While certain aspects of these remedial actions have been completed, we continue to actively plan for and implement additional control procedures to improve our overall control environment and expect these efforts to continue throughout 2014.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 17, 2014, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	49	President and Chief Executive Officer
Justin D. Benincasa	52	Chief Financial Officer and Treasurer
William F. Kreisher	51	Senior Vice President, Corporate Development
Leonard Q. Slap	54	Senior Vice President, General Counsel and Secretary
Karl D. Noone	45	Senior Vice President and Corporate Controller

        Michael T. Prior is our President and Chief Executive Officer and serves as a member of the Board of Directors. Mr. Prior joined the company in 2003 as Chief Financial Officer and Treasurer and became the company's Chief Executive Officer in 2005. Before joining the company, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors. Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton in London and New York. He received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School. Mr. Prior currently serves as Secretary and a member of the board of directors of the Competitive Carriers Association. Michael is also an active member of the Board of Trustees of Essex County Community Foundation, an area non-profit organization which serves to promote philanthropy and support charitable activities in the community.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (or "2014 Proxy Statement") under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2014 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive and director compensation will be set forth in our 2014 Proxy Statement under "Executive Officer Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2014 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2014 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2014 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2014 Proxy Statement under "Independent Auditor" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 17th day of March, 2014.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 2014.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
December 31, 2011, 2012 and 2013

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to (i) ineffective controls surrounding a new billing system and (ii) insufficient training and complement of resources at a subsidiary existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 17, 2014

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2013

(In Thousands, Except Share Data)

	December 31,
	2012	2013
ASSETS
Current Assets:
Cash and cash equivalents	$136,647	$356,607
Restricted cash	—	39,000
Accounts receivable, net of allowances of $7.9 million and $9.7 million, respectively	38,867	37,680
Materials and supplies	8,033	7,269
Deferred income taxes	8,349	1,994
Prepayments and other current assets	5,597	24,705
Assets of discontinued operations	380,765	4,748

Total current assets	578,258	472,003

Fixed Assets:
Property, plant and equipment	545,776	606,912
Less accumulated depreciation	(307,452)	(352,280)

Net fixed assets	238,324	254,632

Telecommunication licenses	39,905	39,687
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	2,206	1,807
Restricted cash	—	39,000
Other assets	6,688	7,096

Total assets	$910,875	$859,719

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$15,680	$—
Accounts payable and accrued liabilities	29,773	41,709
Dividends payable	—	4,279
Accrued taxes	26,678	36,081
Advance payments and deposits	7,563	8,327
Deferred income taxes	—	1,601
Other current liabilities	16,673	17,889
Liabilities of discontinued operations	73,910	11,187

Total current liabilities	170,277	121,073

Deferred income taxes	84,006	26,007
Other liabilities	11,452	12,784
Long-term debt, excluding current portion	250,900	—

Total liabilities	516,635	159,864

Commitments and contingencies (Note 14)
Atlantic Tele-Network, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,090,544 and 16,494,982 shares issued, respectively, and 15,576,721 and 15,816,189 shares outstanding, respectively	160	164
Treasury stock, at cost; 513,823 and 678,793 shares, respectively	(5,286)	(13,389)
Additional paid-in capital	123,253	139,106
Retained earnings	224,316	519,651
Accumulated other comprehensive loss	(8,297)	(2,202)

Total Atlantic Tele-Network, Inc. stockholders' equity	334,146	643,330

Non-controlling interests	60,094	56,525

Total equity	394,240	699,855

Total liabilities and equity	$910,875	$859,719

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2011, 2012 and 2013

(In Thousands, Except Per Share Data)

	December 31,
	2011	2012	2013
REVENUE:
U.S. wireless	$98,704	$102,817	$107,930
International wireless	73,004	81,463	91,432
Wireline	84,957	85,524	84,585
Equipment and other	6,142	7,992	8,888

Total revenue	262,807	277,796	292,835

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	57,681	56,814	55,747
Engineering and operations	33,692	40,018	38,904
Sales and marketing	20,232	18,981	17,757
Equipment expense	9,737	13,381	12,876
General and administrative	46,053	49,625	53,093
Transaction-related charges	772	7	2,712
Depreciation and amortization	51,250	50,587	48,737
Impairment of intangible assets	2,425	3,350	—
Gain on disposition of long-lived assets	(2,397)	(11,605)	(1,076)

Total operating expenses	219,445	221,158	228,750

Income from operations	43,362	56,638	64,085

OTHER INCOME (EXPENSE)
Interest expense, net	(16,859)	(13,709)	(11,933)
Loss on interest rate derivative contracts	—	—	(5,408)
Other income (expense), net	(208)	1,867	(271)

Other income (expense), net	(17,067)	(11,842)	(17,612)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,295	44,796	46,473
Income taxes	14,620	20,831	9,536

INCOME FROM CONTINUING OPERATIONS	11,675	23,965	36,937
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	10,222	29,202	5,166
Gain on sale of discontinued operations, net of tax	—	—	307,102

Income from discontinued operations, net of tax	10,222	29,202	312,268

NET INCOME	21,897	53,167	349,205
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(463)	(3,145)	(7,989)
Discontinued operations	360	(1,090)	(601)
Disposal gain on sale of discontinued operations	—	—	(28,899)

	(103)	(4,235)	(37,489)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$21,794	$48,932	$311,716

NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.47	$1.34	$1.84
Discontinued operations:
Discontinued operations	$0.95	$1.81	$0.29
Gain on sale of discontinued operations	—	—	$17.72

Total discontinued operations	$0.95	$1.81	$18.01

Total	$1.42	$3.15	$19.85

NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$0.47	$1.33	$1.83
Discontinued operations:
Discontinued operations	$0.94	$1.80	$0.29
Gain on sale of discontinued operations	—	—	$17.59

Total discontinued operations	$0.94	$1.80	$17.88

Total	$1.41	$3.13	$19.71

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,396	15,531	15,704

Diluted	15,495	15,619	15,817

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.90	$0.96	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2011, 2012, and 2013

(in thousands)

	Year Ended December 31,
	2011	2012	2013
Net income	$21,897	$53,167	$349,205
Other comprehensive income:
Foreign currency translation adjustment	13	—	(259)
Projected pension benefit obligation, net of tax expense(benefit) of $0.2 million, $(1.2) million and $0.2 million	(274)	1,395	(631)
Unrealized (loss) gain on interest rate swap, net of tax expense (benefit) of $1.7 million, $(0.1) million, and $(3.6) million	(2,579)	207	6,985

Other comprehensive (loss) income, net of tax	(2,840)	1,602	6,095

Comprehensive income	19,057	54,769	355,300
Less: Comprehensive income attributable to non-controlling interests	(103)	(4,235)	(37,489)

Comprehensive income attributable to Atlantic Tele-Network, Inc.	$18,954	$50,534	$317,811

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2012, and 2013

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2010	$159	$(4,724)	$113,002	$182,390	$(7,059)	$283,768	$45,268	$329,036
Issuance of 51,602 shares of common stock upon exercise of stock options	1	—	1,174	—	—	1,175	—	1,175
Purchase of 5,470 shares of common stock	—	(218)	—	—	—	(218)	—	(218)
Stock-based compensation	—	—	3,249	—	—	3,249	—	3,249
Dividends declared on common stock	—	—	—	(13,857)	—	(13,857)	(2,813)	(16,670)
Non-controlling interest in equity acquired, net of tax of $2,280	—	—	1,195	—	—	1,195	11,923	13,118
Investments made by minority shareholders	—	—	—	—	—	—	3,783	3,783
Comprehensive income:
Net income (loss)	—	—	—	21,794	—	21,794	103	21,897
Other comprehensive income, net of tax benefit of $1,327	—	—	—	—	(2,840)	(2,840)	—	(2,840)

Total comprehensive income						18,954	103	19,057

Balance, December 31, 2011	160	(4,942)	118,620	190,327	(9,899)	294,266	58,264	352,530
Issuance of 62,575 shares of common stock upon exercise of stock options	—	—	1,452	—	—	1,452	—	1,452
Purchase of 9,175 shares of common stock	—	(344)	—	—	—	(344)	—	(344)
Stock-based compensation	—	—	3,543	—	—	3,543	—	3,543
Dividends declared on common stock	—	—	—	(14,943)	—	(14,943)	(3,389)	(18,332)
Tax benefit from stock options exercised	—	—	(362)	—	—	(362)	—	(362)
Non-controlling interest in equity acquired	—	—	—	—	—	—	(77)	(77)
Investments made by minority shareholders	—	—	—	—	—	—	1,061	1,061
Comprehensive income:
Net income (loss)	—	—	—	48,932	—	48,932	4,235	53,167
Other comprehensive income, net of tax of $1,315	—	—	—	—	1,602	1,602	—	1,602

Total comprehensive income	—	—	—	—	—	50,534	4,235	54,769

Balance, December 31, 2012	160	(5,286)	123,253	224,316	(8,297)	334,146	60,094	394,240
Issuance of 303,536 shares of common stock upon exercise of stock options	4	—	9,298	—	—	9,302	—	9,302
Purchase of 163,222 shares of common stock	—	(8,103)	—	—	—	(8,103)	—	(8,103)
Stock-based compensation	—	—	4,454	—	—	4,454	—	4,454
Dividends declared on common stock	—	—	—	(16,381)	—	(16,381)	(27,832)	(44,213)
Excess tax benefits from share-based compensation	—	—	2,101	—	—	2,101	—	2,101
Investments made by minority shareholders	—	—	—	—	—	—	407	407
Sale of non-controlling interest	—	—	—	—	—	—	(13,633)	(13,633)
Comprehensive income:
Net income	—	—	—	311,716	—	311,716	37,489	349,205
Other comprehensive income, net of tax of $2,316	—	—	—	—	6,095	6,095	—	6,095

Total comprehensive income						317,811	37,489	355,300

Balance, December 31, 2013	$164	$(13,389)	$139,106	$519,651	$(2,202)	$643,330	$56,525	$699,855

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2012 and 2013

(In Thousands)

	December 31,
	2011	2012	2013
Cash flows from operating activities:
Net income	$21,897	$53,167	$349,205
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	51,250	50,587	48,737
Provision for doubtful accounts	4,407	1,494	1,163
Amortization and write off of debt discount and debt issuance costs	1,962	2,388	6,681
Stock-based compensation	2,737	3,323	4,454
Loss on interest rate derivative contracts	—	—	5,408
Deferred income taxes	14,748	2,502	(4,849)
Income from discontinued operations	(10,222)	(29,202)	(5,166)
Gain on disposition of long-lived assets	(2,397)	(11,605)	(1,076)
Impairment of intangibles	2,425	3,350	—
Gain on sale of discontinued operations	—	—	(307,102)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(10,390)	(1,951)	2,233
Materials and supplies, prepayments, and other current assets	3,219	(700)	(17,117)
Income tax receivable	(1,922)	11,545	14,251
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(12,163)	(4,404)	10,472
Accrued taxes	3,758	26,416	(242,696)
Other	1,926	7,974	4,006

Net cash provided by (used in) operating activities of continuing operations	71,235	114,884	(131,396)
Net cash provided by operating activities of discontinued operations	61,368	72,587	19,394

Net cash provided by operating activities	132,603	187,471	(112,002)

Cash flows from investing activities:
Capital expenditures	(41,331)	(42,154)	(69,316)
Cash acquired in business combinations	4,087	—	—
Proceeds from disposition of long-lived assets	1,200	15,163	1,500
Decrease in restricted cash	467	—	—

Net cash used in investing activities of continuing operations	(35,577)	(26,991)	(67,816)
Net cash provided by (used in) investing activities of discontinued operations, net	(60,070)	(35,267)	710,934

Net cash provided by (used in) investing activities	(95,647)	(62,258)	643,118

Cash flows from financing activities:
Dividends paid on common stock	(13,703)	(18,491)	(12,096)
Distribution to minority stockholders	(2,018)	(2,458)	(26,155)
Payment of debt issuance costs	(1,037)	(3,564)	(12)
Proceeds from stock option exercises	1,175	1,452	2,669
Principal repayments of term loan	(13,450)	(260,793)	(272,137)
Principal repayments of revolver loan	(132,911)	(74,534)	—
Purchase of common stock	(218)	(344)	(1,473)
Investments made by minority shareholders in consolidated affiliates	784	1,061	408
Proceeds from borrowings under term loan	—	275,000	—
Proceeds from borrowings under revolver loan	137,069	46,378	—
Repurchase of non-controlling interests	(446)	(77)	—

Net cash used in financing activities of continuing operations	(24,755)	(36,370)	(308,796)
Net cash used in financing activities of discontinued operations, net	(796)	(931)	(1,678)

Net cash used in financing activities	(25,551)	(37,301)	(310,474)

Effect of foreign currency exchange rates on cash and cash equivalents	—	—	(682)
Net change in cash and cash equivalents	11,405	87,912	219,960
Cash and cash equivalents, beginning of year	37,330	48,735	136,647

Cash and cash equivalents, end of year	$48,735	$136,647	$356,607

Supplemental cash flow information:
Interest paid	$18,173	$14,388	$4,857

Taxes paid , net	$3,902	$8,841	$256,819

Dividends declared, not paid	$154	$3,548	$4,285

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

  •
  Wireline.  The Company's local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services to enterprise and residential customers in New England, primarily in Vermont, and wholesale transport services in Vermont and New York State. In addition, the Company offers wholesale long-distance voice services to telecommunications carriers.

        The following chart summarizes the operating activities of the Company's principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of December 31, 2013:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, EssexTel

        The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the Company's business segments and geographical information about its revenue, operating income and long-lived assets, see Note 16 to the Consolidated Financial Statements.

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

        Certain revisions to correct profit and loss classifications have been made in the prior period financial statements. The change aligns subsidiary accounting practices for bad debt expense presentation. The change was not material to prior periods and did not impact operating income. The impact of the change was a $0.8 million and $1.3 million adjustment from wireline revenue to termination and access fees for the years ended December 31, 2011 and 2012, respectively.

        During the three months ended September 30, 2013, the Company recognized approximately $0.6 million in Other Income to correct for an overstatement of prepaid calling card liabilities recorded in advance payments and deposits. The errors arise in the year ended December 31, 2010 and period through June 30, 2013. Additionally, during the three months ended December 31, 2013, the Company recognized approximately $2.3 million of previously unrecorded international wireless revenues that were related to earlier periods in 2013. These revenues were generated by the Company's International Integrated Telephony segment. The Company determined that the impact of the correction of these errors was not material to the current or any prior period financial statements.

        On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company's U.S. retail wireless business operated under the Alltel name to AT&T for approximately $780.0 million in cash plus $16.8 million in working capital. The Company previously reported the operations of this business within its U.S. Wireless segment. As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain of approximately $307.1 million.

        The operations of the Alltel business, which were previously included in the Company's U.S. Wireless segment, have been classified as discontinued operations in all periods presented. The gain on the sale of the Alltel business is also included in discontinued operations See Note 4 for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates to our continuing operations.

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

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2013, the Company

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

had deposits with banks in excess of FDIC insured limits and $71.9 million of its cash is on deposit with non-insured institutions such as corporate money market issuers and cash held in foreign banks. The Company's cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2012 and 2013, the Company held $23.4 million and $36.9 million, respectively, of its cash in Guyanese dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

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

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a reduction of depreciation expense over time the useful lives of the assets and as a reduction of capital expenditures of $1.1 million in the statements of cash flows for the year ended December 31, 2013.

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $2.5 million and $2.2 million as of December 31, 2012 and 2013, respectively, for estimated costs associated with asset retirement obligations.

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

        The Company determined that there was no impairment of its fixed assets in any of the three years in the period ended December 31, 2013.

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

        A significant majority of the Company's telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that there may be impairment. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis and as a part of the test the Company assesses the appropriateness of the application of the indefinite-lived assertion.

        As of December 31, 2013, the Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) and determined that no impairment charge was required. The Company performed its annual impairment test as of December 31, 2012 and determined that $3.4 million of its telecommunications licenses were impaired. See Note 7 for further details.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Customer relationships are amortized over their estimated lives of 12 years, which are based on the pattern in which economic benefit of the customer relationship is estimated to be realized.

Interest Rate Derivatives

        As required by the authoritative guidance on accounting for derivative instruments and hedging activities, the Company recorded all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.

Risk Management Objective of Using Derivatives

        The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company managed economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arose from business activities that resulted in the payment of future known and uncertain cash amounts, the value of which were determined by interest rates. The Company's derivative financial instruments were used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company's borrowings. As a result of the repayment of its variable rate debt on September 20, 2013, the Company terminated its derivative financial instruments during 2013. See Note 9 for further details.

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

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Commnet's consolidated subsidiaries, Islandcom and Sovernet and its consolidated subsidiaries, along with their proportional share of the earnings or losses, net of any distributions. As described in Note 3, the Company reduced its ownership interest in its

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bermuda wireless operations to a 42% controlling interest upon the completion of the merger with M3 Wireless, Ltd. in May 2011. The non-controlling interests in the accompanying consolidated balance sheets relating to the Company's Bermuda operations include the original investments of the remaining 58% ownership interests along with their proportional share of the earnings or losses, net of any distributions.

Changes in Accumulated Other Comprehensive Income (Loss)

        Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Interest Rate Derivative Agreements	Projected Pension Benefit Obligation	Translation Adjustment	Total
Balance at December 31, 2012	$(6,985)	$(1,318)	$6	$(8,297)
Adjust funded status of pension plan, net of tax of $0.2 million	—	(631)	—	(631)
Foreign currency translation adjustment	—	—	(259)	(259)
Other comprehensive income before reclassifications, net of taxes of $2.5 million(1)	3,753	—	—	3,753
Amounts reclassified from accumulated other comprehensive income, net of taxes of $2.0 million	3,232	—	—	3,232
Balance at December 31, 2013	$—	$(1,949)	$(253)	$(2,202)

(1)
Includes a reclassification of an unrealized loss on interest rate derivative contracts of $3.1 million.

Revenue Recognition

        Service revenues are primarily derived from providing access to and usage of the Company's networks and facilities. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding service is rendered to customers. Revenues derived from usage of the Company's networks, including airtime, roaming, long-distance and Universal Service Fund revenues, are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires. The Company offers enhanced services including caller identification, call waiting, call forwarding, three-way calling, voice mail, and text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased usage through utilization of the features. Other optional services such as roadside assistance and other equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage-based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut-off times, management must estimate service revenues earned but not yet billed at the end of each reporting period.

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

Accounting for Grants

        The Company has received funding from the U.S. Government and its agencies under Stimulus and Universal Service Fund programs. These are generally designed to fund telecommunications infrastructure expansion into rural or underserved areas of the United States. The fund programs are evaluated to determine if they represent funding related to capital expenditures (capital grants) or operating activities (income grants).

        Funding received from Stimulus programs is on a cost-reimbursement basis for capital expenditures incurred by the Company to expand its network and is considered a capital grant. Accordingly, reimbursements for eligible expenditures under the Stimulus programs are recorded as a reduction to property, plant and equipment on the Company's consolidated balance sheets, an investing cash inflow and a future reduction in depreciation expense in the consolidated income statements. The depreciable period for the grant is commensurate with the related assets which typically range from 5 to 20 years. As of December 31, 2013, the Company has spent $80.2 million in capital expenditures of which $58.6 million has been or will be funded by the Stimulus programs. Accordingly, funding received for capital expenditures from the Stimulus Programs is recorded as a reduction to property, plant and equipment on the Company's consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company's operating expenses in its consolidated statements of income and an operating cash inflow.

        Funding received from Universal Service Fund programs is received over time for operating the Company's network in certain rural geographical areas and is considered an income grant. Accordingly, such funding is recognized as operating cash inflows. Once services are provided, revenue is recognized in the Company's consolidated income statements. During the year ended December 31, 2013 the Company received approximately $1.5 million from the Universal Service Fund programs to support our U.S. wireless businesses relating to high-cost areas.

        Funding received from the Mobility Fund, as further described in Note 10, is for the use of both capital expenditures and operating costs incurred by the Company. Accordingly, funding received for capital expenditures from the Mobility Fund is recorded as a reduction to property, plant and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

equipment on the Company's consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company's operating expenses in its consolidated statements of income and an operating cash inflow.

        Compliance with grant requirements is reviewed at each balance date to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized.

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

        The Company previously had significant deferred tax assets, resulting from tax credit carryforwards and deductible temporary differences. The Company examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has placed a full valuation allowance against those credits.

        The Company's estimate of the value of its tax reserves contains assumptions based on past experiences and judgments about the interpretation of statutes, rules and regulations by taxing jurisdictions. It is possible that the ultimate resolution of these matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be more than the ultimate assessment, a further charge to expense would result.

        The Company evaluated its uncertain tax positions relating to its various tax matters and rulings in Guyana and has reserved the estimated settlement amounts of such matters. As noted in Note 14, due to various arrangements and relationships in place with the government of Guyana, there is no expectation that interest and penalties will be assessed upon reaching final settlement of the matters. There is no expected settlement date and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

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

Customer	2011	2012	2013
Verizon	10%	11%	13%
AT&T	20%	20%	18%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company's consolidated accounts receivable, net of allowances, as of December 31, 2012 and 2013:

Customer	2012	2013
AT&T	31%	29%
Verizon	9%	10%

Foreign Currency Gains and Losses

        With regard to Guyana operations, for which the Guyanese dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. For 2011 and 2012, the value of the Guyana dollar remained relatively constant at approximately G$205 to one U.S. dollar and, as a result, no foreign currency gains or losses were recorded. Beginning in 2013, the value increased to approximately G$210 to one U.S. Dollar. Accordingly, the Company recognized a nominal foreign currency loss during the year ended December 31, 2013.

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

        Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2012 and 2013 are summarized as follows, excluding goodwill related to the Island Wireless segment which was impaired by $3.4 million to an adjusted carrying value of $0 at December 31, 2012:

	December 31, 2012
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	1,755	$—	1,755

Total assets measured at fair value	$1,755	$363	$2,118

Interest rate derivative (Note 9)	$—	$11,142	$11,142

Total liabilities measured at fair value	$—	$11,142	$11,142

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,244	$—	$2,244

Total assets measured at fair value	$2,244	$363	$2,607

Interest rate derivative (Note 9)	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—

Certificate of Deposit

        As of December 31, 2012 and December 31, 2013, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

        As of December 31, 2012 and December 31, 2013, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets

Derivatives

        The Company was exposed to certain risks arising from both its business operations and economic conditions. When deemed appropriate, the Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arose from business activities that resulted in the payment of future known and uncertain cash amounts, the value of which were determined by interest rates. The Company's derivative financial instruments were used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company's borrowings. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ended December 31,
	2011	2012	2013
Basic weighted-average common shares outstanding	15,396	15,531	15,704
Stock options	99	88	113

Diluted weighted-average common shares outstanding	15,495	15,619	15,817

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive (in thousands of shares):

	For the Year Ended December 31,
	2011	2012	2013
Stock options	274	367	61

Total	274	367	61

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock-based compensation and is expensing the fair value of grants of options to purchase common stock over their vesting period of four years. The Company granted 146,500 options in 2011 and 64,000 options in 2012, and none in 2013. Relating to grants of options, the Company recognized $1.6 million, $1.8 million and $1.4 million of non-cash, share-based compensation expense during 2011, 2012 and 2013, respectively. See Note 11 for assumptions used to calculate the fair value of the options granted.

        The Company also issued 21,925 restricted shares of common stock in 2011; 72,083 restricted shares of common stock in 2012 and 100,902 restricted shares of Common Stock in 2013. These shares are being charged to income based upon their fair values over their vesting period of four years. Non-cash equity-based compensation expense, related to the vesting of restricted shares issued was $1.6 million, $1.8 million and $3.1 million in 2011, 2012 and 2013, respectively.

        Stock-based compensation expense is recognized within general and administrative expenses within the Consolidated Income Statements.

Recent Accounting Pronouncements

        In February 2013, the FASB issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. This new guidance is effective for fiscal periods beginning after December 15, 2012. The adoption of the new guidance did not have an impact on the Company's consolidated balance sheet, income statement or cash flows. See Note 2 for disclosure of reclassification adjustments

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from accumulated other comprehensive income. See earlier in Note 2 for disclosure of reclassification adjustments from accumulated other comprehensive income.

        In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The Company does not expect that the adoption of this authoritative guidance will have a material impact on its consolidated financial statements.

3. ACQUISITIONS

Merger with M3 Wireless, Ltd.

        On May 2, 2011, the Company completed the merger of its Bermuda wireless operations, Bermuda Digital Communications, Ltd. ("BDC"), with that of M3 Wireless, Ltd. ("M3"), a wireless provider in Bermuda (the "CellOne Merger"). As part of the CellOne Merger, M3 merged with and into BDC, and the combined entity will continued to operate under BDC's CellOne brand. As a result of the CellOne Merger, the Company's 58% ownership interest in BDC was reduced to a controlling 42% interest in the combined entity. Since the Company has the right to designate the majority of seats on the combined entity's board of directors and therefore controls its management and policies, the Company has consolidated the results of the combined entity in its consolidated financial statements effective on the date of the CellOne Merger.

        The CellOne Merger was accounted for using the purchase method and M3's results of operations since May 2, 2011 have been included in the Company's Island Wireless segment as reported in Note 16. The total consideration of the CellOne Merger was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the CellOne Merger as determined by management. The consideration paid for M3 was determined based on the estimated fair value of the equity of M3. The table below represents the assignment of the total consideration to the tangible and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

intangible assets and liabilities of M3 based on their merger date fair values (in thousands) noting that Bermuda is a non-taxable jurisdiction:

Total consideration	$6,655

Purchase price allocation:
Net working capital	$675
Property, plant and equipment	10,577
Customer relationships	2,600
Telecommunications licenses	6,100
Goodwill	3,105
Note payable-affiliate (see Note 8)	(7,012)
Other long term liabilities	(200)
Non-controlling interests	(9,190)

Net assets acquired	$6,655

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

        The following table reflects unaudited pro forma results of operations of the Company for the year ended December 31, 2011 assuming that the acquisition of M3 had occurred on January 1, 2011 (in thousands, except per share data):

	Year Ended December 31, 2011
	As Reported	Pro Forma (unaudited)
Revenue	$262,807	$268,895
Net income attributable to ATN stockholders	21,794	22,329
Earnings per basic shares:
Continuing Operations	0.47	0.50
Discontinued Operations	0.95	0.95

Total	1.42	1.45

Earnings per diluted shares:
Continuing Operations	0.47	0.50
Discontinued Operations	0.94	0.94

Total	1.41	1.44

Shares:
Basic	15,396	15,396
Diluted	15,495	15,495

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

4. DISCONTINUED OPERATIONS—SALE OF U.S. RETAIL WIRELESS BUSINESS

        On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company's U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC for approximately $780.0 million in cash plus $16.8 million in working capital. The Company previously reported the operations of this business within its U.S. Wireless segment. As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain of approximately $307.1 million calculated as follows (in thousands):

Proceeds:
Received		$702,000
Escrowed		78,000
Working capital		16,828

Adjusted proceeds		796,828
Less: Net assets sold or impaired:
Assets sold or impaired:
Current assets	51,597
Property, plant and equipment, net	190,970
Telecommunications licenses	50,553
Other intangible assets	37,434
Other assets	13,202
Liabilities sold:
Current liabilities	(40,674)
Other liabilities	(22,796)

Net assets sold or impaired		280,286
Less: Transaction related costs		(13,517)

Pre-tax gain		503,025
Less: Income taxes at effective rate		195,923

Net gain on sale		$307,102

        Of the total $307.1 million gain, the Company recognized $305.2 million during the nine months ended September 30, 2013 and an additional $1.9 million during the three months ended December 31, 2013 related to final working capital settlements and changes in tax estimates.

        The $796.8 million in cash proceeds includes $78.0 million of cash being held in a general indemnity escrow account which, subject to the terms and conditions of the purchase agreement between AT&T Mobility LLC and the Company governing the sale, will be released to the Company as follows: $19.5 million in March 2014; $19.5 million in September 2014; and the remaining $39.0 million

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISCONTINUED OPERATIONS—SALE OF U.S. RETAIL WIRELESS BUSINESS (Continued)

in March 2015. The Company has recorded the $78.0 million as restricted cash on its December 31, 2013 balance sheet with $39.0 million classified as a current asset and the remaining $39.0 million classified as long-term based on the timing of the expected cash proceeds.

        The Alltel trade name was not sold to AT&T Mobility LLC. Due to trade name assignment restrictions, and no planned use through continuing operations, the trade name was fully impaired. As a result, an impairment of $11.9 million was recorded as a part of the disposal and included in the net gain calculation.

        The Company also recorded $28.9 million for the minority shareholders' interests in the sold operation which is based on the estimated final distribution to the minority shareholders. In 2013 $18.9 million was distributed to minority shareholders and $10.0 million is included in non-controlling interests on its December 31, 2013 balance sheet.

        The Company has reclassified the assets and liabilities of its Alltel operations to assets of discontinued operations and liabilities of discontinued operations within its December 31, 2012 and December 31, 2013 balance sheets. Those assets and liabilities consist of the following (in thousands):

	December 31, 2012	December 31, 2013
Accounts receivable, net	$34,225	$—
Materials and supplies	19,047	—
Prepayments and other current assets	5,386	4,748
Property, plant and equipment, net	212,222	—
Telecommunications licenses	50,553	—
Other intangible assets	42,746	—
Other assets	16,586	—

Assets of discontinued operations	$380,765	$4,748

Accounts payable and accrued liabilities	$20,486	$11,187
Accrued taxes	3,475	—
Advance payments and deposits	11,435	—
Other current liabilities	27,440	—
Other liabilities	11,074	—

Liabilities of discontinued operations	$73,910	$11,187

        Revenues and income from discontinued operations related to the Alltel business for the years ended December 31, 2011, 2012 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2011	2012	2013
Revenue from discontinued operations	$496,390	$464,382	$299,519
Income from discontinued operations, net of tax expense (benefit) of $1,967, $13,816 and $2,512 respectively	10,222	29,202	5,166

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACCOUNTS RECEIVABLE:

        As of December 31, 2012 and 2013, accounts receivable consist of the following (in thousands):

	2012	2013
Retail	$28,593	$19,833
Wholesale	17,960	27,539
Other	218	54

Accounts receivable	46,771	47,426
Less: allowance for doubtful accounts	(7,904)	(9,746)

Total accounts receivable, net	$38,867	$37,680

6. FIXED ASSETS:

        As of December 31, 2012 and 2013, property, plant and equipment consisted of the following (in thousands):

	Useful Life (in Years)	2012	2013
Telecommunications equipment and towers	5 - 15	$442,010	$471,265
Office and computer equipment	3 - 10	37,322	46,680
Buildings	15 - 39	17,600	18,002
Transportation vehicles	3 - 10	6,696	6,984
Leasehold improvements	Shorter of useful life or lease term	10,671	11,380
Land	—	1,157	1,162
Furniture and fixtures	5 - 10	5,030	5,778

Total plant in service		520,486	561,125
Construction in progress		25,290	45,661

Total property, plant, and equipment		545,776	606,912
Less: Accumulated depreciation		(307,452)	(352,280)

Net fixed assets		$238,324	254,632

        Depreciation and amortization of fixed assets, using the straight-line method over the assets' estimated useful life, for the years ended December 31, 2011, 2012 and 2013 was $51.3 million, $50.6 million and $48.7million, respectively.

        For the years ended December 31, 2011, 2012 and 2013, amounts of capital expenditures were offset by grants of $11.8 million, $30.6 million and $31.6 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The Company tests goodwill for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests goodwill between annual tests if an

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

        The Company employs both qualitative and quantitative tests of its goodwill. For some of the Company's reporting units, the Company performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For other reporting units the Company evaluated goodwill using a quantitative model. Our quantitative test for goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted-average cost of capital ("WACC"), which represents the average rate a business must pay its providers of debt and equity. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

        The second step of our quantitative test for goodwill impairment compares the implied fair value of the reporting unit's goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The Company performed its annual impairment assessments of its goodwill as of December 31, 2012 and December 31, 2013 and determined that no impairment charges were required, as the fair value of each reporting unit exceeded its book value. Accordingly, there were no changes in the carrying amounts of goodwill during these years. With the exception of one reporting unit which had fair value 9% higher than its carrying value, all tests yielded a significant cushion. For this reporting unit, key dependencies in the assessment include the timing of fiber-optic network build-out and customer migration to the network. Variations in the future could result in an impairment of some portion of the reporting unit's goodwill balance which is $7.5 million.

Telecommunications Licenses

        The Company tests telecommunication licenses for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests telecommunication licenses between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

        Telecommunications licenses are tested for impairment on a subsidiary by subsidiary basis using both quantitative and qualitative assessments. As of December 31, 2012 the Company performed a

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

quantitative assessment using a discounted cash flow model (the Greenfield Approach). The Greenfield Approach assumes a company initially owns only the telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain financial factors, including revenue growth rates, margins, and churn rates.

        This model then incorporates cash flow assumptions regarding investment in the network, development of distribution channels and the subscriber base, and other inputs for making the business operational. The Company based the assumptions, which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model on a combination of average marketplace participant data and our historical results, trends and business plans. The Company also used operating metrics such as capital investment per subscriber, acquisition costs per subscriber, minutes of use per subscriber, etc., to the telecommunications licenses. The terminal value of the subsidiary, which incorporates an assumed sustainable growth rate, is also discounted and is likewise attributed to the licenses. We used a discount rate based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity, to calculate the present value of the projected cash flows.

        The Company performed its annual impairment assessment of its telecommunications licenses as of December 31, 2012, and it was determined that no impairment of any of the Company's telecommunications licenses existed during the year ended December 31, 2012 except for one of the Company's reporting units in the Island Wireless segment. The impairment arose from a culmination of factors arising from poor economic conditions in the geographic region which resulted in a fair value determination that was below the book value of the reporting unit's telecommunications license. As a result, the Company recorded a non-cash impairment charge of $3.4 million during the year ended December 31, 2012. The Company performed a qualitative assessment for its annual impairment assessment of substantially all of its telecommunications licenses as of December 31, 2013 and determined that there were no indications of potential impairment, except for one which was tested on a basis in line with the 2012 tests described above. No impairment was identified.

        The changes in the carrying amount of the Company's telecommunications licenses, by operating segment, for the three years ended December 31, 2013 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2011	$20,016	$31	$23,118	$43,165
Acquired licenses	90	—	—	90
Impairment charge	—	—	(3,350)	(3,350)

Balance at December 31, 2012	$20,106	$31	$19,768	$39,905
Acquired licenses	186	—	—	186
Licenses sold	(404)	—	—	(404)

Balance at December 31, 2013	$19,888	$31	$19,768	$39,687

        The licenses acquired during 2012 and 2013 were acquired in all cash transactions from various parties and related to licenses expected to be available for use into perpetuity.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

Customer Relationships

        The customer relationships, all of which are included in the Island Wireless segment, are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $0.8 million, $0.4 million, and $0.4 million of amortization related to customer relationships during 2011, 2012, and 2013 respectively.

        Future amortization of customer relationships, in our Island Wireless segment, is as follows (in thousands):

Future Amortization
2014	376
2015	343
2016	309
2017	276
2018	200
2018	303

Total	$1,807

8. LONG-TERM DEBT

        Long-term debt comprises the following (in thousands):

	December 31, 2012	December 31, 2013
Notes payable—Bank:
Term loans	$268,000	$—
Revolver loan	—	—
Note payable—other	4,072	—

Total outstanding debt	272,072	—
Less: current portion	(15,680)	—

Total long-term debt	256,392	—
Less: debt discount	(5,492)	—

Net carrying amount	$250,900	$—

Loan Facilities—Bank

        On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB and a syndicate of other lenders (the "Amended Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        The Company had previously amended its Amended Credit Facility to provide for an additional $55 million letter of credit sub-facility to its revolver loan to be available for issuance in connection with the Company's Mobility Fund Grant obligations. On June 17, 2013, the Company issued

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of its subsidiaries. In connection with the Company's sale of its Alltel business on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and the Company terminated $19.9 million in letters of credit on November 14, 2013. See Note 10 for further information about the Mobility Fund.

        On September 20, 2013 the two term loans under the Company's Amended Credit Facility were repaid in full. The Company incurred nominal fees for the breakage of the term loans that were incurring interest at the London Interbank Offered Rate (LIBOR). In addition, the Company recorded approximately $4.7 million in interest expense during the year ended December 31, 2013 related to accelerated amortization of deferred financing costs associated with the term loans.

        Amounts borrowed under the term loans bore interest through September 20, 2013 at a rate equal to, at the Company's option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Amended Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Amended Credit Facility) to our EBITDA (as defined in the Amended Credit Facility).

        Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub-facility, an applicable margin ranging from 0.50% to 2.00%.) We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

        The Amended Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of December 31, 2013, we were in compliance with all of the financial covenants of the Amended Credit Facility as amended.

Note Payable—Other

        In connection with the CellOne Merger with M3 Wireless, Ltd., the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 and current 42% minority shareholder in the Company's Bermuda operations. This term loan, which bore interest at 7% per annum, was repaid in full in July 2013.

        The Company believed that the carrying value of its loan facilities and note payable approximated fair value which was based on quoted market prices and fell within Level 2 of the fair value measurement hierarchy. A level 2 hierarchy was applied based on level of trade activity associated with the Company's debt.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's objective in using interest rate derivatives was to add stability to interest expense and to manage its exposure to the interest rate movements of its variable-rate debt. To accomplish this objective, the Company primarily used interest rate derivatives as part of its interest rate risk management strategy. Interest rate derivatives designated as cash flow hedges involved the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

        The effective portion of changes in the fair value of interest rate derivatives designated and that qualified as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.

        As a result of the repayment of its variable-rate debt on September 20, 2013, the Company terminated its interest rate derivatives and paid $5.4 million, the net fair value of those derivatives, to its counterparties. The Company recognized this amount as an expense during the year ended December 31, 2013 and as a separate line in the consolidated income statements.

        Amounts previously reported in accumulated other comprehensive income related to the interest rate derivatives were reclassified to "Unrealized loss on interest rate derivative contracts" as of the date of the prepayment of the Company's outstanding term notes.

        The table below presents the fair value of the Company's derivative financial instruments as well as its classification on the consolidated balance sheet as of December 31, 2012 and December 31, 2013 (in thousands):

	Liability Derivatives
		Fair Value as of
	Balance Sheet Location	December 31, 2012	December 31, 2013
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other liabilities	$11,142	—
Total derivatives designated as hedging instruments		$11,142	—

        The table below presents the effect of the Company's derivative financial instruments on the consolidated income statements for the years ended December 31, 2012 and 2013 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2012	Interest Rate Swap	$3,959	Interest expense	$(4,154)
2013	Interest Rate Swap	$6,255	Interest expense	$764

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. MOBILITY FUND GRANTS

        As part of the Federal Communications Commission's ("FCC") reform of its Universal Service Fund ("USF") program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $47.0 million of Mobility Fund support to its Alltel business (the "Alltel Mobility Funds") and $21.7 million of Mobility Fund support to its wholesale wireless business (the "Wholesale Mobility Funds" and collectively with the Alltel Mobility Funds, the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company's application for the Mobility Funds, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company ("USAC") in June 2013 to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

        In connection with the Company's sale of its Alltel business on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and the Company made a cash payment of approximately $4.6 million in penalty fees to USAC. The Company was reimbursed for these penalty fees by AT&T Mobility in January 2014. The Company terminated $19.9 million of letters of credit securing the Alltel Mobility Funds on November 13, 2013.

        The Company began the construction of its Wholesale Mobility Funds projects during the third quarter of 2013 and its results are included in the Company's "U.S. Wireless" segment. As of December 31, 2013, the Company has received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $1.1 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.4 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2013. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

11. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY (Continued)

Treasury Stock

        During 2011, 2012 and 2013, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

Year Ended December 31	Shares Repurchased	Aggregate Cost (in thousands)	Average Repurchase Price
2011	5,470	218	39.90
2012	9,175	344	37.51
2013	163,222	8,103	49.64

Stock-Based Compensation

        In May 2008, at the Company's Annual Meeting of Stockholders, the Company's stockholders approved the 2008 Equity Incentive Plan (the "2008 Plan") to replace the previous 1998 Stock Option Plan (collectively with the 2008 Plan, the "Share Based Plans"). The 2008 Plan allows for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture. The 2008 Plan was amended in 2011 to increase the total number of shares reserved to be granted under the 2008 Plan from 1,500,000 to 2,000,000.

Stock Options

        Stock options issued under the Share Based Plans have a term of ten years and vest annually and ratably over a period of four years.

        The following table summarizes stock option activity under the Company's Share-Based Plans for the years ended December 31, 2012 and 2013:

Year Ended December 31, 2012
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	720,648	$33.07
Granted	64,000	37.36
Forfeited	(1,625)	32.02
Exercised	(62,575)	23.22

Outstanding at December 31, 2012	720,448	34.31	6.3	3,499,252

Vested and expected to vest at December 31, 2012	713,728	34.28	6.3	3,488,633

Exercisable at December 31, 2012	453,698	32.02	5.3	2,987,705

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY (Continued)

Year Ended December 31, 2013
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	720,448	$34.31
Exercised	(303,536)	30.64
Forfeited—Vested	(11,625)	46.01
Forfeited—Unvested	(4,000)	45.22

Outstanding at December 31, 2013	401,287	36.63	6.0	$8,000,149

Vested and expected to vest at December 31, 2013	398,036	35.86	6.0	$7,934,478

Exercisable at December 31, 2013	241,662	35.86	5.2	$5,004,299

        The unvested options as of December 31, 2013 represent $1.4 million in unamortized stock-based compensation which will be recognized over a weighted average term of 1.5 years.

        The following table summarizes information relating to options granted and exercised during 2011, 2012 and 2013 (in thousands, except fair value of options granted data):

	2011	2012	2013
Weighted-average fair value of options granted	$13.18	$15.27	N/A
Aggregate intrinsic value of options exercised	822	938	6,111
Cash proceeds received upon exercise of options	1,175	1,452	2,669
Excess tax benefits from share-based compensation	—	362	(2,102)

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

        The estimated fair value of the options granted were determined using a Black Scholes option pricing model, based on the following weighted average assumptions:

	Options Granted in
	2011	2012
Risk-free interest rate	2.1%	1.4%
Expected dividend yield	2.7%	2.5%
Expected life	6.25 years	6.25 years
Expected volatility	51%	53%

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY (Continued)

        The Company recognized $1.6 million, $1.8 million and $1.4 million, respectively, of stock compensation expense relating to the granted options during 2011, 2012 and 2013, respectively.

Restricted Stock

        Restricted stock issued under the Share Based Plans vest ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2012	68,773	41.39
Granted	72,083	36.93
Forfeited	(1,499)	38.60
Vested and issued	(35,504)	37.58

Unvested as of December 31, 2012	103,853	39.63

        The following table summarizes restricted stock activity during the year ended December 31, 2013:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2013	103,853	39.63
Granted	100,902	48.54
Forfeited	(250)	46.85
Vested and issued	(49,986)	43.96

Unvested as of December 31, 2013	154,519	44.04

        In connection with the grant of restricted shares, the Company recognized $1.6 million, $1.8 million and $3.1 million of compensation expense within its income statements for 2011, 2012 and 2013, respectively.

        The unvested shares as of December 31, 2013 represent $5.1 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.8 years.

12. INCOME TAXES

        The components of income before income taxes for the years ended December 31, 2011, 2012 and 2013 are as follows (in thousands):

	2011	2012	2013
Domestic	$12,227	$26,249	$13,697
Foreign	14,068	18,547	32,776

Total	$26,295	$44,796	$46,473

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2011, 2012, and 2013 (in thousands):

	2011	2012	2013
Tax computed at statutory U.S. federal income tax rates	$9,203	$15,679	$16,270
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	2,096	812	701
Bermuda and Turks & Caicos	2,854	503	(3,203)
Turks & Caicos intercompany note receivable write-down	—	—	(8,572)
Valuation allowance	—	832	711
Foreign tax reserve	556	2,359	2,081
State taxes	(76)	906	1,032
Research and development credit	—	(1,971)	—
Other, net	(13)	1,711	516

Income tax expense	$14,620	$20,831	$9,536

        The components of income tax expense (benefit) for the years ended December 31, 2011, 2012 and 2013 are as follows (in thousands):

	2011	2012	2013
Current:
United States—Federal	$(13,243)	$4,812	$1,703
United States—State	394	2,418	895
Foreign	12,721	11,099	11,787

Total current income tax expense (benefit)	(128)	$18,329	$14,385

Deferred:
United States—Federal	$17,357	$4,050	$(5,273)
United States—State	(439)	(1,011)	169
Foreign	(2,170)	(537)	255

Total deferred income tax expense (benefit)	14,748	2,502	(4,849)

Consolidated:
United States—Federal	$4,113	$8,862	$(3,570)
United States—State	(44)	1,407	1,064
Foreign	10,551	10,562	12,042

Total income tax expense	$14,620	$20,831	$9,536

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2012 and 2013 (in thousands):

	2012	2013
Deferred tax assets:
Receivables reserve	$4,589	$1,225
Temporary differences not currently deductible for tax	12,540	6,690
Deferred compensation	1,851	1,702
Foreign tax credit carryforwards	15,395	13,575
Interest rate swap	4,457	—
Net operating losses	1,732	2,822
Valuation allowance	(16,788)	(16,312)

Total deferred tax asset	23,776	9,702

Deferred tax liabilities:
Property, plant and equipment, net	$58,521	$23,866
Intangible assets, net	38,034	11,245
Market discount	2,280	—
Pension	598	205

Total deferred tax liabilities	99,433	35,316

Net deferred tax liabilities	$75,657	$25,614

        Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2012	2013
Deferred tax assets:
Current	$8,349	$1,994
Long term	—	—

Total deferred tax asset	$8,349	$1,994

Deferred tax liabilities:
Current	$—	$1,601
Long term	84,006	26,007

Total deferred tax liabilities	$84,006	$27,608

Net deferred tax liabilities	$75,657	$25,614

        As of December 31, 2013, the Company estimated that it had state and foreign net operating loss carryforwards of $1.2 million and $1.6 million respectively that begin to expire in 2023 and 2014, respectively.

        Similar to prior years, the Company re-examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

has placed a full valuation allowance against those credits during 2010. As of December 31, 2013, the Company continued to maintain a full valuation allowance against those credits.

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

        Company had net unrecognized tax benefits of $14.0 million as of December 31, 2013, $10.3 million as of December 31, 2012 and $7.0 million as of December 31, 2011. During the third quarter of 2013, the net reserve for uncertain tax positions was reduced by $0.4 million as a result of a settlement with the Internal Revenue Service. The remainder of the change in the reserve during 2013 is due to various additions for uncertain tax positions taken in the current and prior years, reductions resulting from the lapse of statutes of limitations and other settlements with taxing authorities.

        The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2013 (in thousands):

Gross unrecognized tax benefits at December 31, 2010	6,412
Increase in uncertain tax positions	590
Lapse in statute of limitations	(50)

Gross unrecognized tax benefits at December 31, 2011	6,952
Increase in uncertain tax positions	3,384
Lapse in statute of limitations	—

Gross unrecognized uncertain tax benefits at December 31, 2012	10,336
Increase in uncertain tax positions	4,137
Lapse in statute of limitations	—
Settlements	(423)

Gross unrecognized uncertain tax benefits at December 31, 2013	$14,050

        ATN's accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $0.4 million as of December 31, 2013, $0.5 million as of December 31, 2012 and $0.1 million as of December 31, 2011.

        All $14.0 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material.

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2007. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company's State of Massachusetts tax return is currently being audited for the years 2009 and 2010. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The Company also files an income tax return in Guyana. See Note 14 relating to certain tax matters pertaining to those filings. There is no expected settlement date of those matters and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

        On September 13, 2013 the U.S. Department of the Treasury and Internal Revenue Service released final tangible property regulations that provide guidance on the tax treatment regarding the deduction and capitalization of expenditures related to tangible property. While early adoption is available, the effective date to implement these regulations is for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact to its financial statements, if any, but believes adoption of these regulations will not have a material impact on its consolidated results of operations, cash flows or financial position.

13. RETIREMENT PLANS

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

        The weighted-average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2011, 2012 and 2013:

	2011	2012	2013
Discount rate	6.25%	6.00%	5.75%
Annual salary increase	7.50%	7.50%	7.50%
Expected long-term return on plan assets	8.00%	8.00%	7.00%

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2012 and 2013 (in thousands):

	2012	2013
Projected benefit obligations:
Balance at beginning of year:	$13,355	$11,660
Service cost	612	543
Interest cost	810	665
Benefits and settlements paid	(674)	(1,444)
Actuarial (loss) gain	(2,443)	1,127
Exchange rate adjustment	—	(314)

Actuarial loss	$11,660	$12,237

Plan net assets:
Balance at beginning of year:	$11,994	$12,932
Actual return on plan assets	759	657
Company contributions	853	854
Benefits and settlements paid	(674)	(1,444)
Exchange rate adjustment	—	(326)

Balance at end of year	$12,932	$12,673

Over funded status of plan	$1,272	$436

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

        The fair values for the pension plan's net assets, by asset category, at December 31, 2013 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$10,008	$9,331	$—	$—
Equity securities	1,438	1,438	—	—
Fixed income securities	1,552	841	1,388	—

Total	$12,998	$11,610	$1,388	$—

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        The plan's weighted-average asset allocations at December 31, 2012 and 2013, by asset category are as follows:

	2012	2013
Cash, cash equivalents, money markets and other	78.7%	77.0%
Equity securities	9.2	11.1
Fixed income securities	12.1	11.9

Total	100.0%	100%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2012	2013
Other assets	$1,272	$436
Accumulated other comprehensive loss, net of tax	(1,318)	(1,949)

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2012	2013
Net actuarial loss	$(2,918)	$(2,154)
Prior service cost	—	—

Accumulated other comprehensive loss, pre-tax	$(2,918)	$(2,154)

Accumulated other comprehensive loss, net of tax	$(1,318)	$(1,949)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2011, 2012 and 2013 (in thousands):

	2011	2012	2013
Service cost	$617	$612	$543
Interest cost	865	810	665
Expected return on plan assets	(961)	(972)	(949)
Amortization of unrecognized net actuarial loss	229	242	150
Amortization of prior service costs	11	—	—

Net periodic pension cost	$761	$692	$409

        For 2014, the Company expects to contribute approximately $518,000 to its pension plan.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2014	$355
2015	492
2016	534
2017	562
2018	730
2019 - 2023	4,401

$7,074

14. COMMITMENTS AND CONTINGENCIES

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

        The Company had previously amended its Amended Credit Facility to provide for an additional $55 million letter of credit sub-facility to its revolver loan to be available for issuance in connection with the Company's Mobility Fund Grant obligations. On June 17, 2013, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of its subsidiaries. In connection with the Company's sale of its Alltel business on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and the Company terminated $19.9 million in letters of credit on November 14, 2013. See Note 10 for further information about the Mobility Fund. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. As of December 31, 2013 the Company had approximately $9.9 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no draw downs against these letters of credit. If the Company fails to comply with certain terms and conditions upon which the Mobility Fund Grants are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The results of the Company's Mobility Fund projects, once initiated, will be included in the Company's "U.S. Wireless" segment.

        Currently, the Company's Guyana subsidiary, GT&T, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

exclusivity and other rights under the existing agreement and license. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the "Draft Laws"). These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While no substantive actions were taken on the Draft Laws in 2013, the Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

        In a letter dated September 8, 2006, the National Frequency Management Unit ("NFMU") agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T's inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecoms for decision of the matter. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

        In November 2007, Caribbean Telecommunications Limited ("CTL") filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009 and again on April 4, 2013, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The Company believes these claims are without merit and are duplicative of a previous claim filed by CTL in Guyana that was dismissed. There has been no action on these matters since the April 2013 filing.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

        GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $33.2 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T's return on investment was no less than 15% per annum for the relevant periods.

        The term of the Company's telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). While the Company has contested the assessment of such fee, it is continuing to operate and is actively working with the Aruba government to reach a resolution with respect to the fees, if any, to be paid with respect to a renewed license. The amount sought is not expected to be paid nor is the Company willing to pay such amounts.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments and Other Obligations

        The Company leases approximately 1.7 million square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non-cancelable operating leases. The Company's obligations for payments under these leases are as follows at December 31, 2013 (in thousands):

2014	13,790
2015	10,827
2016	7,579
2017	5,974
2018	4,095
Thereafter	6,049

Total obligations under operating leases	$48,314

        Rent expense for the years ended December 31, 2011, 2012 and 2013 was $13.7 million, $13.7 million and $12.7 million, respectively.

15. RELATED-PARTY TRANSACTIONS

Aruba

        In June 2010, the Company entered into a joint venture to purchase a controlling interest in a wireless telecommunications enterprise in bankruptcy proceedings and operating on the island of Aruba. The joint venture, which is consolidated in the Company's financial statements, is conducted through a newly-created company named Caribbean Telecom Partners, LLC ("CTP"), in which it invested $3.1 million in exchange for a 51% controlling interest. CTP is governed by a three-member board of directors, which consists of two members designated by the Company and one member designated by a former member of the Company's Board of Directors, Brian A. Schuchman, who, through a company wholly-owned by him, owns the remaining 49% interest. Mr. Schuchman had historically overseen the day-to-day management of CTP and, through CTP, the day-to-day management of the underlying Aruba telecommunications business. While he remains involved in the Company's Aruba operations, Mr. Schuchman no longer serves as principal operating officer of CTP, effective July 1, 2012 and no longer serves on the Company's Board of Directors, effective June 18, 2013. The Audit Committee of the Company's Board approved the above-described arrangement with Mr. Schuchman after review in accordance with the Company's Related Person Transaction policy.

16. SEGMENT REPORTING

        The Company has four reportable segments for separate disclosure in accordance with the FASB's authoritative guidance on disclosures about segments of an enterprise. Those four segments are: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

revenues in and has all of its assets located in the United States. The operating segments are managed separately because each offers different services and serves different markets.

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2011
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$98,704	$—	$—	$—	$—	$98,704
International Wireless	—	27,138	45,866	—	—	73,004
Wireline	556	64,471	—	19,930	—	84,957
Equipment and Other	—	832	5,310	—	—	6,142

Total Revenue	99,260	92,441	51,176	19,930	—	262,807
Depreciation and amortization	18,266	18,058	9,855	3,182	1,889	51,250
Non-cash stock-based compensation	—	—	—	—	2,766	2,766
Operating income (loss)	41,021	26,734	(7,728)	255	(16,920)	43,362

For the Year Ended December 31, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$102,817	$—	$—	$—	$—	$102,817
International Wireless	—	27,084	54,379	—	—	81,463
Wireline	603	65,313	—	19,608	—	85,524
Equipment and Other	348	1,738	5,717	189	—	7,992

Total Revenue	103,768	94,135	60,096	19,797	—	277,796
Depreciation and amortization	16,072	17,963	11,067	2,860	2,625	50,587
Non-cash stock-based compensation	—	—	—	—	3,324	3,324
Operating income (loss)	60,290	23,203	(3,334)	(2,481)	(21,040)	56,638

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

For the Year Ended December 31, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$107,930	$—	$—	$—	$—	$107,930
International Wireless	—	30,334	61,098	—	—	91,432
Wireline	610	61,475	—	22,500	—	84,585
Equipment and Other	465	1,637	6,555	231	—	8,888

Total Revenue	109,005	93,446	67,653	22,731	—	292,835
Depreciation and amortization	14,308	17,975	10,305	3,182	2,967	48,737
Non-cash stock-based compensation	—	—	—	—	3,805	3,805
Operating income (loss)	54,867	28,212	8,610	(1,076)	(25,978)	64,085

	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items		Consolidated
December 31, 2012:
Net fixed assets	$47,148	$127,988	$33,745	$17,489	$11,954		$238,324
Goodwill	32,148	—	5,438	7,491	—		45,077
Total assets	161,038	193,153	77,120	30,888	448,676	(1)	910,875
December 31, 2013:
Net fixed assets	$73,592	$118,917	$29,310	$26,082	$6,731		$254,632
Goodwill	32,148	—	5,438	7,491	—		45,077
Total assets	146,346	197,903	74,427	45,351	395,692	(1)	859,719

(1)
Includes $380,765 and $4,748 of assets associated with our discontinued operations as of December 31, 2012 and 2013 respectively.

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
2011	7,773	19,317	7,485	3,336	3,420	41,331
2012	9,792	14,369	4,529	10,508	2,956	42,154
2013	34,895	12,452	5,536	12,552	3,881	69,316

        Reconciling items refer to corporate overhead matters and consolidating adjustments.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2012 and 2013 (in thousands):

	2012 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$65,745	$68,827	$73,312	$69,912
Operating expenses	57,331	57,894	57,141	48,792

Income from operations	8,414	10,933	16,171	21,120
Other income (expense), net	(3,826)	(4,435)	(2,936)	(645)

Income from continuing operations before income taxes	4,588	6,498	13,235	20,475
Income tax provision	2,214	2,673	4,145	11,799

Income from continuing operations	2,374	3,825	9,090	8,676
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	6,563	7,942	8,922	5,775
Income from discontinued operations, net of tax	6,563	7,942	8,922	5,775

Net income	8,937	11,767	18,012	14,451
Net income attributable to non-controlling interests, net of tax:
Continuing operations	522	(856)	(1,681)	(1,130)
Discontinued operations	(138)	(382)	(365)	(205)
Disposal of discontinued operations	—	—	—	—

	384	(1,238)	(2,046)	(1,335)
Net income attributable to Atlantic Tele-Network, Inc. stockholders	9,321	10,529	15,966	13,116
Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.19	0.19	0.48	0.48
Discontinued operations:
Discontinued operations	0.42	0.49	0.55	0.36
Gain on Sale of discontinued operations	—	—	—	—

Total discontinued operations	0.42	0.49	0.55	0.36

Total	0.61	0.68	1.03	0.84

Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.19	0.19	0.47	0.48
Discontinued operations:
Discontinued operations	0.41	0.48	0.55	0.36
Gain on Sale of discontinued operations	—	—	—	—

Total discontinued operations	0.41	0.48	0.55	0.36

Total	0.60	0.67	1.02	0.84

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2013 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$64,832	$71,625	$79,350	77,028
Operating expenses	52,754	55,719	59,312	60,965

Income from operations	12,078	15,906	20,038	16,063
Other income (expense), net	(2,249)	(2,707)	(13,042)	386

Income from continuing operations before income taxes	9,829	13,199	6,996	16,449
Income taxes	3,945	4,868	2,481	(1,758)

Income from continuing operations	5,884	8,331	4,515	18,207
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	4,034	3,092	(1,960)	—
Gain on sale of discontinued operations, net of tax	—	—	305,197	1,905
Income from discontinued operations, net of tax	4,034	3,092	303,237	1,905

Net income	9,918	11,423	307,752	20,112
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,055)	(1,934)	(2,945)	(2,055)
Discontinued operations	(87)	(630)	116	—
Disposal of discontinued operations	—	—	(28,699)	(200)

	(1,142)	(2,564)	(31,528)	(2,255)
Net income attributable to Atlantic Tele-Network, Inc. stockholders	8,776	8,859	276,224	17,857
Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.31	0.41	0.10	1.02
Discontinued operations:
Discontinued operations	0.25	0.16	(0.12)	—
Gain on sale of discontinued operations	—	—	17.57	0.15

Total discontinued operations	0.25	0.16	17.45	0.15

Total	0.56	0.57	17.55	1.17

Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.31	0.40	0.10	1.02
Discontinued operations:
Discontinued operations	0.25	0.16	(0.12)	—
Gain on Sale of discontinued operations	—	—	17.45	0.14

Total discontinued operations	0.25	0.16	17.33	0.14

Total	0.56	0.56	17.43	1.16

        Certain revisions to correct profit and loss classifications have been made in prior period financial statements. See Note 2 for additional information. The effect on the quarters ended March 31, 2013, June 30, 2013, and September 30, 2013 was an understatement of revenue of $0.8 million, $0.8 million and $0.2 million, respectively.

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2011
Description:
Valuation allowance on foreign tax credit carryforwards	$16,983	$—	$228	$16,755
Valuation allowance on foreign net operating losses	—	560	—	560
Allowance for doubtful accounts	4,318	3,647	905	7,060

	$21,301	$4,207	$1,133	$24,375

YEAR ENDED, December 31, 2012
Description:
Valuation allowance on foreign tax credit carryforwards	$16,755	$—	$1,359	$15,396
Valuation allowance on foreign net operating losses	560	338	—	898
Valuation allowance on state net operating losses	—	494	—	494
Allowance for doubtful accounts	7,060	1,490	646	7,904

	$24,375	$2,322	$2,005	$24,692

YEAR ENDED, December 31, 2013
Description:
Valuation allowance on foreign tax credit carryforwards	$15,396	$—	$1,820	$13,576
Valuation allowance on foreign net operating losses	898	712	—	1,610
Valuation allowance on state net operating losses	494	632	—	1,126
Allowance for doubtful accounts	7,904	1,462	361	9,005

	$24,692	$2,806	$2,181	$25,317

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2013

2.1		Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele-Network, Inc. and Allied Wireless Communications Corporation. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on January 24, 2013).

3.1		Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele-Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed August 14, 2006).

3.3		By-Laws of Atlantic Tele-Network, Inc., as amended and restated on September 12, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2013 filed November 12, 2013).

10.1	*	Offer Letter by and between Atlantic Tele-Network, Inc. and Leonard Q. Slap, dated May 27, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 27, 2010).

10.2	*	Offer Letter by and between Atlantic Tele-Network, Inc. and Karl D. Noone, dated August 9, 2010 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on August 11, 2010).

10.3	*	Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).

10.4	*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.5	*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.6	*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).

10.7	*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

10.8	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.9	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

Ex-1

10.10	*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.11	*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.12	*	Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).

10.13		Third Amended and Restated Agreement dated as of May 18, 2012 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2012).

10.14		First Amendment to Third Amended and Restated Agreement dated as of October 29, 2012 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) filed on November 9, 2012).

10.15		Consent to Third Amended and Restated Agreement dated as of February 28, 2013, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.16		Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).

10.20		Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.21		Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.22		Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.23		Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

Ex-2

10.24		Allied Wireless Communications Corporation Form of Shareholder Agreement (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

21	**	Subsidiaries of Atlantic Tele-Network, Inc.

23.1	**	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.

Ex-3