Form 10-Q
period 2014-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2014-05-12
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, the registrant had outstanding 15,909,815 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2014

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, wholesale revenues, and the future growth and retention of our subscriber base; (2) regulatory changes affecting our businesses, including the loss of certain FCC and other telecommunications licenses; (3) economic, political and other risks facing our foreign operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) the loss of or our inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) our continued access to capital and credit markets; and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forwardlooking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014 and the other reports we file from time to time with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to Atlantic Tele-Network, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN, and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	March 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$356,607	$352,826
Restricted cash	39,000	58,796
Accounts receivable, net of allowances of $9.7 million and $9.8 million, respectively	37,680	37,526
Materials and supplies	7,269	8,124
Deferred income taxes	1,994	1,994
Prepayments and other current assets	24,705	21,700
Assets of discontinued operations	4,748	163
Total current assets	472,003	481,129
Fixed Assets:
Property, plant and equipment	606,912	614,148
Less: accumulated depreciation	(352,280)	(361,845)
Net fixed assets	254,632	252,303
Telecommunication licenses, net	39,687	39,532
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,807	1,723
Restricted cash	39,000	—
Other assets	7,096	6,341
Total assets	$859,719	$826,522
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,709	$40,767
Dividends payable	4,279	4,307
Accrued taxes	36,081	8,363
Advance payments and deposits	8,327	6,679
Deferred income taxes	1,601	1,601
Other current liabilities	17,889	14,975
Liabilities of discontinued operations	11,187	4,173
Total current liabilities	121,073	80,865
Deferred income taxes	26,007	26,406
Other liabilities	12,784	14,550
Total liabilities	159,864	121,821
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,494,982 and 16,613,957 shares issued, respectively, and 15,816,189 and 15,907,315 shares outstanding, respectively	164	165
Treasury stock, at cost; 678,793 and 706,642 shares, respectively	(13,389)	(15,144)
Additional paid-in capital	139,106	141,093
Retained earnings	519,651	523,186
Accumulated other comprehensive loss	(2,202)	(2,202)
Total Atlantic Tele-Network, Inc. stockholders’ equity	643,330	647,098
Non-controlling interests	56,525	57,603
Total equity	699,855	704,701
Total liabilities and equity	$859,719	$826,522

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2014

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2014
REVENUE:
U.S. wireless	$21,213	$28,392
International wireless	21,430	23,148
Wireline	20,564	21,530
Equipment and other	1,625	2,104
Total revenue	64,832	75,174
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	13,055	15,862
Engineering and operations	9,658	9,630
Sales and marketing	4,489	5,020
Equipment expense	2,667	2,715
General and administrative	11,909	13,698
Transaction-related charges	63	21
Depreciation and amortization	11,988	11,980
Gain on disposition of long lived assets	(1,076)	—
Total operating expenses	52,753	58,926
Income from operations	12,079	16,248
OTHER INCOME (EXPENSE):
Interest expense, net	(2,264)	(186)
Other income (expense), net	14	(109)
Other income (expense), net	(2,250)	(295)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,829	15,953
Income tax expense	3,945	5,552
INCOME FROM CONTINUING OPERATIONS	5,884	10,401
Income from discontinued operations, net of tax	4,034	—
NET INCOME	9,918	10,401
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,055)	(2,560)
Discontinued operations	(87)	—
	(1,142)	(2,560)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,776	$7,841
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.31	$0.50
Discontinued operations	0.25	—
Total	$0.56	$0.50

NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$0.31	$0.49
Discontinued operations	0.25	—
Total	$0.56	$0.49
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,588	15,830
Diluted	15,695	15,950
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.25	$0.27

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2014

Net income	$9,918	$10,401
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax expense of $0.4 million and $0.0 million, respectively	641	—
Other comprehensive income, net of tax	641	—
Comprehensive income	10,559	10,401
Less: Comprehensive income attributable to non-controlling interests	(1,142)	(2,560)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$9,417	$7,841

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities:
Net income	$9,918	$10,401
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,988	11,980
Provision for doubtful accounts	256	914
Amortization of debt discount and debt issuance costs	321	24
Stock-based compensation	806	1,058
Income from discontinued operations, net of tax	(4,034)	—
Gain on disposition of long-lived assets	(1,076)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(2)	(761)
Materials and supplies, prepayments, and other current assets	(1,921)	(2,323)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	11,911	(2,585)
Accrued taxes	(18,481)	(23,128)
Other	(666)	(2,186)
Net cash provided by (used in) operating activities of continuing operations	9,020	(6,606)
Net cash provided by (used in) operating activities of discontinued operations	15,961	(2,429)
Net cash provided by (used in) operating activities	24,981	(9,035)
Cash flows from investing activities:
Capital expenditures	(15,355)	(8,736)
Proceeds from disposition of long-lived assets	1,500	1,371
Decrease in restricted cash	—	19,204
Net cash provided by (used in) investing activities of continuing operations	(13,855)	11,839
Net cash provided by (used in) investing activities of discontinued operations, net	(5,521)	—
Net cash provided by (used in) investing activities	(19,376)	11,839
Cash flows from financing activities:
Dividends paid on common stock	—	(4,278)
Distributions to non-controlling interests	(577)	(1,482)
Payment of debt issuance costs	(5)	—
Proceeds from stock option exercises	297	435
Purchase of common stock	(879)	(1,260)
Investments made by minority shareholders in consolidated affiliates	60	—
Net cash used in financing activities of continuing operations	(1,104)	(6,585)
Net cash used in financing activities of discontinued operations, net	(358)	—
Net cash used in financing activities	(1,462)	(6,585)
Net change in cash and cash equivalents	4,143	(3,781)
Cash and cash equivalents, beginning of period	136,647	356,607
Cash and cash equivalents, end of period	$140,790	$352,826

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        ORGANIZATION AND BUSINESS OPERATIONS

The Company is a telecommunications holdings company that, through its operating subsidiaries, provides wireless and wireless telecommunications services in North America, Bermuda and the Caribbean. The Company is actively evaluating strategic acquisitions and investment opportunities, both domestic and international, that meet its return-on-investment and other acquisition criteria.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2014:

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

2.        BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K.

See Note 4 for information regarding the Company’s sale of its U.S. retail wireless business operated under the Alltel name.  The assets, liabilities and operations of the Alltel business have been classified as discontinued for all periods presented.  Unless indicated otherwise, the information in the notes to the Condensed Consolidated Financial Statements refer to our continuing operations.

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

During the three months ended March 31, 2014, the Company recognized approximately $0.7 million in general and administrative expenses to correct for an understatement of transactional tax liabilities generated in periods during 2013.   The Company determined that the impact of the correction of this error was not material to the current or any prior period financial statements.

The Company’s effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  The Company’s effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of the Company’s earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions. The Company’s effective tax rates for the three months ended March 31, 2013 and 2014 were 40.1% and 34.8%, respectively.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation — Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

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

4.  DISCONTINUED OPERATIONS — SALE OF U.S. RETAIL WIRELESS BUSINESS

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company’s U.S. retail wireless business operated under the Alltel name to AT&T Mobility for approximately $780.0 million in cash plus $16.8 million in working capital adjustments.  The Company previously reported the operations of this business within its U.S. Wireless segment.  As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date.

The $796.8 million in cash proceeds included $78.0 million of cash to be held in a general indemnity escrow account.  Subject to the terms and conditions of the purchase agreement between AT&T Mobility and the Company governing the sale, the restrictions on $19.5 million of these funds expired March 2014. The remaining $58.5 million has been recorded as restricted cash on the Company’s March 31, 2014 balance sheet and classified as a current asset since $19.5 million and $39.0 million will be released, subject to any indemnity claims, to the Company in September 2014 and March 2015, respectively.

As of March 31, 2014, the Company has also recorded $10.2 million for the minority shareholders’ interests in the sold operation which is based on the estimated final distributions to the minority shareholders and is included in non-controlling interests on its balance sheet.

The Company has reclassified the assets of its Alltel operations, consisting of prepaid expenses and other current assets, and liabilities of its Alltel operations, consisting of accounts payable and other current liabilities, to assets of discontinued operations and liabilities of discontinued operations, respectively, within its December 31, 2013 and March 31, 2014 balance sheets.

Revenues and income from discontinued operations related to the Alltel business for the three months ended March 31, 2013 and 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2013	2014

Revenue from discontinued operations	$108,037	$—

Income from discontinued operations, net of tax expense of $2,417	4,034	—

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 are summarized as follows (in thousands):

	December 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,244	$—	$2,244
Total assets measured at fair value	$2,244	$363	$2,607

	March 31, 2014
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificate of deposit	$—	$363	$363
Money market funds	$2,538	$—	$2,538
Total assets measured at fair value	$2,538	$363	$2,901

Certificate of Deposit

As of December 31, 2013 and March 31, 2014, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2013 and March 31, 2014, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

6.        LONG-TERM DEBT

The Company has a credit facility (the “Credit Facility”) which previously included two term loans and currently provides for a revolver loan of up to $100.0 million.  The revolver loan also has a $10.0 million swingline sub-facility and a $55.0 million letter of credit sub-facility for issuance in connection with the Company’s Mobility Fund Grant obligations (see Note 8).

On September 20, 2013 the Company repaid its outstanding term loans in full. Amounts borrowed under the term loans bore interest at a rate equal to, at the Company’s option, either (i) at the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Credit Facility) to our EBITDA (as defined in the Credit Facility).

Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub- facility, an applicable margin ranging from 0.50% to 2.00%.) We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

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

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three months ended March 31, 2013 and 2014 (in thousands):

Three Months Ended March 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$(1,068)	Interest expense	$1,033
2014	Interest Rate Swap	$—	Interest expense	$—

8. GOVERNMENT GRANTS

The Company has received funding from the U.S. Government and its agencies under Stimulus and Universal Services Fund programs.  These are generally designed to fund telecommunications infrastructure expansion into rural or underserved areas of the United States.  The fund programs are evaluated to determine if they represent funding related to capital expenditures (capital grants) or operating activities (income grants).

Stimulus Grants

The Company was awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of March 31, 2014, the Company has spent (i) $35.7 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with the Company’s build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with the Company’s last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $44.8 million in capital expenditures (of which $31.4 million has been or will be funded by the federal stimulus grant) in connection with the Company’s fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of the Company’s New York and Vermont stimulus projects are included in the Company’s “U.S. Wireline” segment and the results of the Company’s Navajo stimulus project are included in the Company’s “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and the Company anticipates that it will incur an additional $3.0 million of capital expenditures of which $2.1 million is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $21.7 million of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has posted approximately $9.9 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.  As of March 31, 2014, all of the letters of credit remain outstanding. and no amounts have been drawn thereon

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of March 31, 2014, the Company has received approximately $7.3 million in Mobility Funds. Of these funds, $1.0 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $6.3 million was recorded as a liability to reduce future operating expenses.. The balance sheet presentation is based on the timing of the expected recognition of the funds and accordingly, $2.5 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

9.        EQUITY

Stockholders’ equity was as follows (in thousands):

	Three Months Ended March 31,
	2013			2014
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$334,146	$60,094	$394,240	$643,330	$56,525	$699,855
Stock-based compensation	844	—	844	1,058	—	1,058
Comprehensive income:
Net income	8,776	1,142	9,918	7,841	2,560	10,401
Other comprehensive income-Gain on interest rate swap (net of tax)	641	—	641	—	—	—
Total comprehensive income	9,417	1,142	10,559	7,841	2,560	10,401
Issuance of common stock upon exercise of stock options	2,667	—	2,667	930	—	930
Dividends declared on common stock	(3,933)	—	(3,933)	(4,305)	—	(4,305))
Distributions to non-controlling interests	—	(1,469)	(1,469)	—	(1,482)	(1,482)
Investments made by minority shareholders	—	60	60	—	—	—
Purchase of treasury stock	(3,272)	—	(3,272)	(1,756)	—	(1,756)
Equity, end of period	$339,869	$59,827	$399,696	$647,098	$57,603	$704,701

10.                               NET INCOME PER SHARE

For the three months ended March 31, 2013 and 2014, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Basic weighted-average common shares outstanding	15,588	15,830
Stock options	107	120
Diluted weighted-average common shares outstanding	15,695	15,950

The above calculation for the three months ended March 31, 2013 does not include 240,000 shares related to certain stock options because the effects of such were anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2014.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$21,213	$—	$—	$—	$—	$21,213
International wireless	—	6,754	14,676	—	—	21,430
Wireline	152	15,683	—	6,581	(1,852)	20,564
Equipment and other	103	254	1,218	50	—	1,625
Total revenue	21,468	22,691	15,894	6,631	(1,852)	64,832
Depreciation and amortization	3,611	4,781	2,595	642	359	11,988
Non-cash stock-based compensation	—	—	—	—	806	806
Operating income (loss)	9,717	5,942	1,634	(408)	(4,806)	12,079

	For the Three Months Ended March 31, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$28,392	$—	$—	$—	$—	$28,392
International wireless	—	6,897	16,251	—	—	23,148
Wireline	152	14,706	—	7,308	(636)	21,530
Equipment and other	179	194	1,672	59	—	2,104
Total revenue	28,723	21,797	17,923	7,367	(636)	75,174
Depreciation and amortization	3,303	4,313	2,608	1,140	616	11,980
Non-cash stock-based compensation	—	—	—	—	1,058	1,058
Operating income (loss)	13,589	5,635	3,426	(1,074)	(5,328)	16,248

	Segment Assets
	U.S. Wireless		International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2013:
Net fixed assets	$73,592		$118,917	$29,310	$26,082	$6,731	$254,632
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	151,094	(1)	197,903	74,427	45,351	390,944	859,719
March 31, 2014:
Net fixed assets	$67,550		$115,465	$27,363	$26,447	$15,478	$252,303
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	153,675	(1)	201,665	76,476	43,542	351,164	826,522

(1)                                 Includes $4,748 and $163 of assets associated with our discontinued operations as of December 31, 2013 and March 31, 2014, respectively.

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2013	$4,480	$4,120	$1,111	$5,095	$549	$15,355
2014	5,337	2,176	366	430	427	8,736

12.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2013, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license rights under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009 and the case is pending.  The Company believes that any legal challenge to GT&T’s exclusive license rights granted in 1990 is without merit and the Company is vigorously defending against the legal challenge.

In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector.  As the government of Bermuda continues to reform the local telecommunications market it is possible that new or amended regulations may establish regulatory and other fees that could increase our regulatory costs. We cannot predict when or if these proposals will be adopted, or, if adopted, the impact that their implementation will have on our Island Wireless Segment.

The term of the Company’s telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of approximately $4.0 million.  In addition, the government of Aruba demanded that the Company pay overdue spectrum invoices in the amount of approximately $1.0 million no later than May 1, 2014.  While the Company has contested the assessment of these fees, it is continuing to operate and is actively seeking to reach a resolution with the Aruba government with respect to the fees, if any, to be paid in relation to a renewed license and the assessed spectrum fees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2013, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a telecommunications holdings company that, through our operating subsidiaries, provides wireless and wireless telecommunications services in North America, Bermuda and the Caribbean. We are actively evaluating strategic acquisitions and investment opportunities, both domestic and international, that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating strategic investment and acquisition opportunities, which may affect our long-term growth prospects” in our Form 10-K for the year ended December 31, 2013

We offer the following principal services:

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2014:

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

Discontinued Operations—Sale of U.S. Retail Wireless Business

On September 20, 2013, the Federal Communications Commission announced its approval of, and we completed, our previously announced proposed sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC for approximately $796.8 million in cash that included a sale price adjustment for the working capital of the business of $16.8 million (the “Alltel Sale”).

The operations of the Alltel business, which were previously included in our U.S. Wireless segment, have been classified as discontinued operations in all periods presented. Unless indicated otherwise, the information in this Management’s Discussion and Analysis relates only to our continuing operations.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of March 31, 2014, we have spent (i) $35.7 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $44.8 million in capital expenditures (of which $31.4 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and we anticipate that it will incur an additional $3.0 million of capital expenditures of which $2.1 million is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, we received FCC final approval for approximately $21.7 million of Mobility Fund support to our wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. In connection with our application for the Mobility Funds, we posted approximately $9.9 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.  As of March 31, 2014, all of the letters of credit remain outstanding and no amounts have been drawn thereon.

We began the construction of our Mobility Funds projects during the fourth quarter of 2013 and its results are included in our “U.S. Wireless” segment. As of March 31, 2014, we have received approximately $7.3 million in Mobility Funds. Of these funds, $1.0 million has been recorded as an offset to the cost of the property, plant and equipment associated with these projects and, consequentially, a reduction of the future depreciation expense and $6.3 million was recorded as a liability to reduce future operating expenses.. The presentation of current versus long-term is based on the timing of the expected usage of the funds and accordingly, $2.5 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

Results of Operations

Three Months Ended March 31, 2013 and 2014

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2013	2014	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$21,213	$28,392	$7,179	33.8%
International Wireless	21,430	23,148	1,718	8.0
Wireline	20,564	21,530	966	4.7
Equipment and Other	1,625	2,104	479	29.5
Total revenue	64,832	75,174	10,342	16.0
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	13,055	15,862	2,807	21.5
Engineering and operations	9,658	9,630	(28)	(0.3)
Sales, marketing and customer services	4,489	5,020	531	11.8
Equipment expense	2,667	2,715	48	1.8
General and administrative	11,909	13,698	1,789	15.0
Transaction-related charges	63	21	(42)	(66.7)
Depreciation and amortization	11,988	11,980	(8)	(0.1)
Gain on disposition of long lived assets	(1,076)	—	1,076	100.0
Total operating expenses	52,753	58,926	6,173	11.7
Income from operations	12,079	16,248	4,169	34.5
OTHER INCOME (EXPENSE):
Interest income (expense), net	(2,264)	(186)	2,078	(91.8)
Other income (expense), net	14	(109)	(123)	(878.6)
Other income (expense), net	(2,250)	(295)	1,955	(86.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,829	15,953	6,124	62.3
Income tax expense	3,945	5,552	1,607	40.7
INCOME FROM CONTINUING OPERATIONS	5,884	10,401	4,517	76.8
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	4,034	—	(4,034)	(100.0)
Income from discontinued operations	4,034	—	(4,034)	(100.0)
NET INCOME	9,918	10,401	483	4.9
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,055)	(2,560)	(1,505)	142.7
Discontinued operations	(87)	—	87	(100.0)
	(1,142)	(2,560)	(1,418)	124.2
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,776	$7,841	$(935)	(10.7)%

U.S. wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the three months ended March 31, 2013 and 2014 wholesale revenue represented 97% of total U.S. wireless revenue. In addition, U.S. wireless revenue also includes a small amount of retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in our markets, reducing or eliminating their need for our services in those markets.

Our U.S. wireless revenue increased to $28.4 million for the three months ended March 31, 2014 from $21.2 million for the three months ended March 31, 2013, an increase of $7.2 million or 34%. The revenue growth was a result of capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the base stations used in our wholesale operations from 567 as of March 31, 2013 to 605 as of March 31, 2014.

We expect to see continued growth in domestic data traffic in 2014, offset by an expected decline in contracted wholesale data prices.  As a result, we expect revenue to increase in future periods although at a slower growth rate than what we experienced during the quarter ended March 31, 2014.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

International wireless revenue increased by $1.7 million, or 8%, to $23.1 million for the three months ended March 31, 2014, from $21.4 million for the three months ended March 31, 2013. This increase was mainly due to subscriber growth in our Island Wireless segment as well as increased roaming revenues in Bermuda and the Caribbean. International wireless, which includes subscribers in our Island Wireless segment as well as Guyana, subscribers decreased from 335,000 subscribers as of March 31, 2014 to 323,000 subscribers as of March 31, 2013 of which 88% were prepaid subscribers.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale revenues in these markets are subject to seasonality and can fluctuate between quarters.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England, our wholesale transport operations in New York State and our wholesale long-distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long- distance or toll charges, and maintenance and equipment sales.

Wireline revenue increased by $0.9 million, or 4%, to $21.5 million for the three months ended March 31, 2014, from $20.6 million during the three months ended March 31, 2013. Revenues from our domestic wireline businesses increased by $1.9 million.  This increase, however, was partially offset by a $1.0 million decline in local landline revenue and international calls into Guyana.

We anticipate that wireline revenue from our international long-distance business in Guyana will be negatively impacted, principally through the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long-distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, and increased wholesale transport services and large enterprise and agency sales in the United States.

We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See “Business—Guyana Regulation”.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue increased by $0.5 million, or 29% to $2.1 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013. Equipment revenue primarily increased as the result of an increase in subscribers in our Island Wireless segment.

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

Termination and access fees increased by $2.8 million, or 21%, from $13.1 million for the three months ended March 31, 2013 to $15.9 million for the three months ended March 31, 2014. This increase in our termination and access fees was incurred across all of our segments. Our U.S. Wireless segment reported an increase of $1.5 million in these costs as the result of us expanding and upgrading our networks and increased data traffic volumes.  Increased traffic volumes and roaming costs in our Island Wireless segment resulted in a $0.3 million increase in termination and access fee.  The remaining increase was experienced in our U.S. Wireline segment as a result of increased volumes.

Termination and access fees are expected to increase in future periods with expected growth in volume but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding networks, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses decreased by $0.1 million from $9.7 million to $9.6 million for the three months ended March 31, 2013 and 2014, respectively.  The decrease in engineering and operations was predominantly caused by a decrease of $0.4 million in our Island Wireless segment due to the continuing realization of operational synergies, particularly in Bermuda.  This decrease was partially offset by an increase in our other segments as a result of the expansion and upgrades to our networks.

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

Sales and marketing expenses increased by $0.5 million, or 11%, from $4.5 million for the three months ended March 31, 2013 to $5.0 million for the three months ended March 31, 2014. Sales and marketing expenses increased $0.3 million in our U.S.Wireless segment’s retail operations and an increase of $0.2 million in our U.S. Wireline segment wholesale transport services in New York State.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses remained consistent at $2.7 million for the three months ended March 31, 2013 and 2014, respectively.

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

General and administrative expenses increased by $1.8 million, or 15% from $11.9 million for the three months ended March 31, 2013 to $13.7 million for the three months ended March 31, 2014 as a result of an increase in overhead costs within all of our operating segments as well as the parent company in order to support out increased revenues.

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

We incurred nominal transaction related charges for the three months ended March 31, 2013 and 2014 respectively.

We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to explore additional acquisition or disposition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses remained consistent at $12.0 million for the three months ended March 31, 2013 and 2014 respectively. Increases in depreciation expense in a majority of our operating segments and corporate overhead were offset by a decrease in our U.S. Wireless segment of $0.3 million a result of the sale of certain network assets.

We expect depreciation expense to increase as a result of ongoing network investments in our businesses.

Gain on disposition of long-lived assets.  During the three months ended March 31, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest income (expense), net.  Interest income (expense), net represents commitment fees and interest incurred on our outstanding credit facilities, including our interest rate derivatives, net of interest income.

Interest income (expense), net decreased $2.1 million from $2.3 million of expense to $0.2 million of expense for the three months ended March 31, 2013 and 2014, respectively.  The decrease was primarily the result of the repayment of our long-term debt on September 20, 2013 and the termination of our interest rate derivative contracts.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended March 31, 2013 and 2014 respectively,

Income taxes.  Our effective tax rates for the three months ended March 31, 2013 and 2014 were 40.1% and 34.8%, respectively. Our effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  Our effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $4.0 million and zero for the three months ended March 31, 2013 and March 31, 2014 respectively.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $1.1 million and $2.6 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2013 and 2014, respectively. Included within these amounts was $0.1 million related to our discontinued operations for the three months ended March 31, 2013.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $7.8 million for the three months ended March 31, 2014 from $8.8 million for the three months ended March 31, 2013.

On a per share basis, net income decreased to $0.49 per diluted share from $0.56 per diluted share for the three months ended March 31, 2014 and 2013, respectively. Included within net income per diluted share was $0.25 of net income per diluted share of discontinued operations for the three months ended March 31, 2013.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 12 to the Consolidated Financial Statements in this report.

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

For the three months ended March 31, 2013 and 2014, we spent approximately $15.4 million and $8.7 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures (in thousands)
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Three Months Ended March 31,
2013	$4,480	$4,120	$1,111	$5,095	$549	$15,355
2014	5,337	2,176	366	430	427	8,736

We are continuing to invest in upgrading and expanding our networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for our continuing operations for the year ended December 31, 2014 will be between $65 million and $70 million.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

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

As of March 31, 2014, we had approximately $411.6 million in cash, cash equivalents and restricted cash primarily as a result of the proceeds from our Alltel Sale, and no long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We use cash-on-hand to make payments for income taxes. As of March 31, 2014, we have made tax payments for substantially all of the expected tax liability owed on the gain we recognized on the sale of the Alltel business.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2014, our Board declared dividends to our stockholders, which includes a $0.27 per share dividend declared on March 24, 2014, and paid on April 4, 2014, of $4.3 million. We have declared quarterly dividends for the last 62 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through March 31, 2014. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of March 31, 2014, we had approximately $411.6 million in cash, cash equivalents and restricted cash, a decrease of $23.0 million from the December 31, 2013 balance of $434.6 million. The decrease is attributable to cash used by our operating activities of $9.0 million (which includes income tax payments of $32.9 million during the three months ended March 31, 2014, primarily related to taxes owed from the 2013 gain on the sale of the Alltel business), cash used in our investing activities of $7.4 million and cash used in our financing activities of $6.6 million.

Cash generated (used in) by operations.     Cash used by operating activities was $9.0 million for the three months ended March 31, 2014.  Cash provided by operating activities was $25.0 million for the three months ended March 31, 2013. The decrease of $34.0 million was predominately driven by a decrease in cash provided by our discontinued operations of $18.4 million, an increase in cash used for accounts payable and other current liabilities of $14.5 million and a change in accrued taxes of $4.6 million.

Cash used in investing activities.     Cash used in investing activities was $19.4 million for the three months ended March 31, 2013.  Cash provided by investing activities was $11.8 million for the three months ended March 31, 2014.  The $31.2 million increase was predominately the result of a decrease in the restricted cash of $19.2 million, a decrease in capital expenditures of $6.6 million and no effect from our discontinued operations during 2014 as compared to a usage of cash of $5.5 million during 2013.  The three months ended March 31, 2014 also included $1.4 million in proceeds from the sale of certain network equipment used in our U.S. Wireless segment.  The $1.1 million gain on this sale is being deferred over ten years, the life of the lease which was entered into by us for the purpose of leasing the sold assets.

Cash used in financing activities.     Cash used in financing activities increased by $5.1 million, from $1.5 million for the three months ended March 31, 2013 to $6.6 million of cash for the three months ended March 31, 2014. The increase was primarily the result of the timing impact of paying a dividend declared by our Board of Directors on December 6, 2012 in the fourth quarter of 2012 as opposed to in the first quarter of 2013.

Credit facilities.     We have a credit facility (the “Credit Facility”) which previously included two term loans and currently provides for a revolver loan of up to $100.0 million.  The revolver loan also has a $10.0 million swingline sub-facility and a $55.0 million letter of credit sub-facility for issuance in connection with our Mobility Fund Grant obligations (see Note 8).

On September 20, 2013 we repaid our outstanding term loans in full. Amounts borrowed under the term loans bore interest at a rate equal to, at our option, either (i) at the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio of our indebtedness (as defined in the Credit Facility) to our EBITDA (as defined in the Credit Facility).

Amounts borrowed under the revolver loan bear interest at a rate equal to, at our option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub- facility, an applicable margin ranging from 0.50% to 2.00%.) We must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

Factors Affecting Sources of Liquidity

Internally generated funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under Credit Facility.  Our Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of March 31, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  With the exception of GT&T, all of our foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency. The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of December 31, 2013. The exchange rate remained consistent at 210 Guyana dollars to 1 U.S. dollar during the three months ended March 31, 2014. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of March 31, 2014, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the material weaknesses disclosed in Item 9A- Controls and Procedures — “Management’s Report on Internal Control over Financial Reporting” as described in our Annual Report on Form 10-K as filed with the SEC on March 17, 2014 resulting from the implementation of a new billing system in Guyana and the accounting personnel in our GT&T subsidiary possessing insufficient experience and training in the Company’s business processes and accounting policies to enable them to make accounting and reporting decisions in a manner consistent with our financial reporting and U.S. GAAP timeline requirements continued to exist as of March 31, 2014 and as a result, our disclosure controls and procedures were not effective as of that date.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely basis.  Notwithstanding the previously identified material weakness, management, based on the work performed as part of our remediation plan, has concluded that the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles.

Remediation Plan

As discussed in our Annual Report on Form 10-K as filed with the SEC on March 17, 2014, our management team took immediate action to begin remediating the material weaknesses, including (i) improving our technical ability to report information from the billing system to our financial reporting systems and (ii) providing increased training on our internal controls and procedures, including these remedial measures, to our personnel and (iii) providing additional enhanced local and centralized oversight and management of the accounting and IT services provided by our local personnel.  The Company believes that these procedures will remediate the material weaknesses described above. While certain aspects of these remedial actions have been completed, we expect these efforts to continue through 2014 as we continue to actively plan for and implement additional control procedures to improve our overall control environment.

Changes in internal control over financial reporting.  Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K as filed with the SEC on March 17, 2014. The risks described in our 2013 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended March 31, 2014.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2014 — January 31, 2014	7,082	$59.23	—	$2,919,965
February 1, 2014 — February 28, 2014	3,998	$58.45	—	$2,919,965
March 1, 2014 — March 31, 2014	16,769	$65.76	—	$2,919,965

(1)         Represents shares purchased on January 17, 2014, February 11, 2014, March 15, 2014, and March 27, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits :

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

Atlantic Tele-Network, Inc.

Date: May 12, 2014	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 12, 2014	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer