Form 10-Q
period 2014-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2014-08-11
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, the registrant had outstanding 15,924,748 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2014

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, wholesale revenues, and the future growth and retention of our subscriber base; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses; (3) economic, political and other risks facing our foreign operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) the loss of or our inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather and natural catastrophes; (12) our continued access to capital and credit markets; and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014 and the other reports we file from time to time with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$356,607	$348,804
Restricted cash	39,000	58,794
Accounts receivable, net of allowances of $9.7 million and $9.1 million, respectively	37,680	44,598
Materials and supplies	7,269	8,507
Deferred income taxes	1,994	1,994
Prepayments and other current assets	24,705	21,182
Assets of discontinued operations	4,748	169
Total current assets	472,003	484,048
Fixed Assets:
Property, plant and equipment	606,912	626,716
Less: accumulated depreciation	(352,280)	(373,689)
Net fixed assets	254,632	253,027
Telecommunication licenses, net	39,687	40,301
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,807	1,647
Restricted cash	39,000	—
Other assets	7,096	6,247
Total assets	$859,719	$830,764
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,709	$39,892
Dividends payable	4,279	4,311
Accrued taxes	36,081	6,441
Advance payments and deposits	8,327	7,784
Deferred income taxes	1,601	1,601
Other current liabilities	17,889	3,353
Liabilities of discontinued operations	11,187	13,698
Total current liabilities	121,073	77,080
Deferred income taxes	26,007	25,428
Other liabilities	12,784	16,655
Total liabilities	159,864	119,163
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,494,982 and 16,631,797 shares issued, respectively, and 15,816,189 and 15,924,748 shares outstanding, respectively	164	166
Treasury stock, at cost; 678,793 and 707,049 shares, respectively	(13,389)	(15,166)
Additional paid-in capital	139,106	142,589
Retained earnings	519,651	530,399
Accumulated other comprehensive loss	(2,202)	(2,199)
Total Atlantic Tele-Network, Inc. stockholders’ equity	643,330	655,789
Non-controlling interests	56,525	55,812
Total equity	699,855	711,601
Total liabilities and equity	$859,719	$830,764

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2014

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
REVENUE:
U.S wireless	$26,589	$37,456	$47,802	$65,848
International wireless	21,837	22,422	43,267	45,570
Wireline	20,877	21,283	41,441	42,813
Equipment and other	2,323	2,108	3,948	4,212
Total revenue	71,626	83,269	136,458	158,443
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	13,601	16,231	26,656	32,093
Engineering and operations	9,182	9,521	18,840	19,151
Sales and marketing	4,787	4,926	9,276	9,946
Equipment expense	2,834	3,273	5,501	5,988
General and administrative	13,120	14,435	25,029	28,133
Transaction-related charges	—	346	63	367
Depreciation and amortization	12,195	12,930	24,183	24,910
Gain on disposition of long lived asset	—	—	(1,076)	—
Total operating expenses	55,719	61,662	108,472	120,588
Income from operations	15,907	21,607	27,986	37,855
OTHER INCOME (EXPENSE):
Interest expense, net	(2,722)	(20)	(4,986)	(207)
Other income (expense), net	13	73	27	(36)
Other income (expense), net	(2,709)	53	(4,959)	(243)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,198	21,660	23,027	37,612
Income tax expense	4,868	7,338	8,813	12,890
INCOME FROM CONTINUING OPERATIONS	8,330	14,322	14,214	24,722
Income from discontinued operations, net of tax	3,091	—	7,125	—
NET INCOME	11,421	14,322	21,339	24,722
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,934)	(2,809)	(2,989)	(5,368)
Discontinued operations	(630)	—	(717)	—
	(2,564)	(2,809)	(3,706)	(5,368)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,857	$11,513	$17,633	$19,354
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.41	$0.72	$0.72	$1.22
Discontinued operations	0.16	—	0.41	—
Total	$0.57	$0.72	$1.13	$1.22
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.40	$0.72	$0.71	$1.21
Discontinued operations	0.16	—	0.41	—
Total	$0.56	$0.72	$1.12	$1.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,706	15,915	15,647	15,873
Diluted	15,821	16,023	15,756	15,986
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.25	$0.27	$0.50	$0.54

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2014

Net income	$21,339	24,722
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax expense of $2.2 million and $0.0 million, respectively	3,265	—
Other comprehensive income, net of tax	3,265	—
Comprehensive income	24,604	24,722
Less: Comprehensive income attributable to non-controlling interests	(3,706)	(5,368)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$20,898	19,354

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,339	$24,722
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24,183	24,910
Provision for doubtful accounts	569	256
Amortization of debt discount and debt issuance costs	631	48
Stock-based compensation	1,972	2,379
Income from discontinued operations, net of tax	(7,125)	—
Gain on disposition of long-lived assets	(1,076)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(6,104)	(7,174)
Materials and supplies, prepayments, and other current assets	(7,216)	(3,336)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	10,026	(641)
Accrued taxes	(24,028)	(23,952)
Other	(653)	(1,905)
Net cash provided by operating activities of continuing operations	12,518	15,307
Net cash provided by (used in) operating activities of discontinued operations	22,917	(3,255)
Net cash provided by operating activities	35,435	12,052
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,696)	(25,104)
Proceeds from disposition of long-lived assets	1,500	1,371
Decrease in restricted cash	—	19,206
Net cash used in investing activities of continuing operations	(38,196)	(4,527)
Net cash used in investing activities of discontinued operations	(12,487)	—
Net cash used in investing activities	(50,683)	(4,527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(3,919)	(8,574)
Distributions to non-controlling interests	(1,624)	(6,081)
Payment of debt issuance costs	(12)	—
Principal repayment of term loan	(3,920)	—
Proceeds from stock option exercises	1,232	610
Purchase of common stock	(915)	(1,283)
Investments made by minority shareholders in consolidated affiliates	135	—
Net cash used in financing activities of continuing operations	(9,023)	(15,328)
Net cash used in financing activities of discontinued operations,	(938)	—
Net cash used in financing activities	(9,961)	(15,328)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,209)	(7,803)
CASH AND CASH EQUIVALENTS, beginning of the period	136,647	356,607
CASH AND CASH EQUIVALENTS, end of the period	$111,438	$348,804

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

The Company is a telecommunications holdings company that, through its operating subsidiaries, provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean.

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2014:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, EssexTel

The Company is actively evaluating potential strategic acquisitions and investment opportunities, both domestic and international, that meet its return-on-investment and other acquisition criteria.  The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 11 to the Condensed Consolidated Financial Statements.

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

See Note 4 for information regarding the Company’s sale of its U.S. retail wireless business operated under the Alltel name.  The assets, liabilities and operations of the Alltel business have been classified as discontinued for all periods presented.  Unless indicated otherwise, the information in the notes to the Condensed Consolidated Financial Statements refer only to our continuing operations.

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

During the six months ended June 30, 2014, the Company recognized approximately $0.7 million in general and administrative expenses to correct for an understatement of transactional tax liabilities generated in periods during 2013.   The Company determined that the impact of the correction of this error was not material to the current or any prior period financial statements.

The Company’s effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  The Company’s effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of the Company’s earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions. The Company’s effective tax rates for the three months ended June 30, 2013 and 2014 were 36.9% and 33.9%, respectively. The Company’s effective tax rates for the six months ended June 30, 2013 and 2014 were 38.3% and 34.3%, respectively.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation — Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU  No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3.  USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates

4.  DISCONTINUED OPERATIONS — SALE OF U.S. RETAIL WIRELESS BUSINESS

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

The $796.8 million in cash proceeds included $78.0 million of cash to be held in a general indemnity escrow account.  Subject to the terms and conditions of the purchase agreement between AT&T Mobility and the Company governing the sale, the restrictions on $19.5 million of these funds expired March 2014. The remaining $58.5 million has been recorded as restricted cash on the Company’s June 30, 2014 balance sheet and classified as a current asset since $19.5 million and $39.0 million will be released, subject to any indemnity claims, to the Company in September 2014 and March 2015, respectively.

As of June 30, 2014, the Company has also recorded $7.3 million for the minority shareholders’ interests in the sold operation which is based on the estimated final distributions to the minority shareholders and is included in non-controlling interests on its balance sheet.

The Company has reclassified the assets of its Alltel operations, consisting of prepaid expenses and other current assets, and liabilities of its Alltel operations, consisting of accounts payable and other current liabilities, to assets of discontinued operations and liabilities of discontinued operations, respectively, within its December 31, 2013 and June 30, 2014 balance sheets.

Revenues and income from discontinued operations related to the Alltel business for the three months and six months ended June 30, 2013 and 2014 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue from discontinued operations	$103,446	$—	$211,483	$—

Income from discontinued operations, net of tax expense of $1.8 million and $4.3 million for the three and six months ended June 30, 2013 respectively	3,091	—	7,125	—

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 are summarized as follows (in thousands):

	December 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,244	$—	$2,244
Total assets measured at fair value	$2,244	$363	$2,607

	June 30, 2014
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificate of deposit	$—	$363	$363
Money market funds	$2,039	$—	$2,039
Total assets measured at fair value	$2,039	$363	$2,402

Certificate of Deposit

As of December 31, 2013 and June 30, 2014, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2013 and June 30, 2014, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

Amounts borrowed under the revolver loan bear interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub- facility, an applicable margin ranging from 0.50% to 2.00%.) The Company must also pay a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee is payable in arrears on the last day of each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

Note Payable—Other

In connection with the Company’s merger of its Bermuda subsidiary with M3 Wireless, Ltd. in May 2011, the Company assumed a term loan of approximately $7.0 million owed to Keytech Ltd., the former parent company of M3 Wireless, Ltd. and current 42% minority shareholder in the Company’s Bermuda operations. This term loan, which bore interest at 7% per annum, was repaid in full in July 2013.

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s objective in using interest rate derivatives was to add stability to interest expense and to manage its exposure to the interest rate movements of its variable-rate debt. To accomplish this objective, the Company primarily used interest rate derivatives as part of its interest rate risk management strategy. Interest rate derivatives, designated as cash flow hedges, involved the receipt of variable-rate amounts from counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of interest rate derivatives that qualified as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.

As a result of the repayment of its variable-rate debt on September 20, 2013, the Company terminated its interest rate derivatives in October 2013.

Amounts previously reported in accumulated other comprehensive income related to the interest rate derivatives were reclassified to “Unrealized loss on interest rate derivative contracts” as of the date of the prepayment of the Company’s outstanding term notes.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and six months ended June 30, 2013 and 2014 (in thousands):

Three Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$4,373	Interest expense	$1,039
2014	Interest Rate Swap	$—	Interest expense	$—

Six Months Ended June 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$5,441	Interest expense	$(2,022)
2014	Interest Rate Swap	$—	Interest expense	$—

8. GOVERNMENT GRANTS

The Company has received funding from the U.S. Government and its agencies under Stimulus and Mobility Fund programs.  These are generally designed to fund telecommunications infrastructure expansion into rural or underserved areas of the United States.  The fund programs are evaluated to determine if they represent funding related to capital expenditures (capital grants) or operating activities (income grants).

Stimulus Grants

The Company was awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of June 30, 2014, the Company has spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with the Company’s build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with the Company’s last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $45.4 million in capital expenditures (of which $31.8 million has been or is expected to be funded by the federal stimulus grant) in connection with the Company’s fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of the Company’s New York and Vermont stimulus projects are included in the Company’s “U.S. Wireline” segment and the results of the Company’s Navajo stimulus project are included in the Company’s “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and the Company anticipates that it will incur an additional $3.0 million of capital expenditures of which $2.1 million is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Mobility Fund and the Tribal Mobility Fund, each a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $21.7 million of Mobility Fund support and in June 2014, approximately $2.4 million of Tribal Mobility fund support to its wholesale wireless business (collectively the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has posted approximately $11.0 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.  As of June 30, 2014, all of the letters of credit remain outstanding and no amounts have been drawn thereon.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of June 30, 2014, the Company has received approximately $7.3 million in Mobility Funds. Of these funds, $1.4 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $6.1 million was recorded as a liability to reduce future operating expenses. The balance sheet presentation is based on the timing of the expected recognition of the funds and accordingly, $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

9. EQUITY

Total equity was as follows (in thousands):

	Six Months Ended June 30,
	2013			2014
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$334,146	$60,094	$394,240	$643,330	$56,525	$699,855
Stock-based compensation	2,071	—	2,071	2,379	—	2,379
Comprehensive income:
Net income	17,633	3,706	21,339	19,354	5,368	24,722
Other comprehensive income-Gain on interest rate swap (net of tax)	3,265	—	3,265	—	—	—
Total comprehensive income	20,898	3,706	24,604	19,354	5,368	24,722
Issuance of common stock upon exercise of stock options	3,955	—	3,955	1,109	—	1,109
Dividends declared on common stock	(7,884)	—	(7,884)	(8,605)	—	(8,605)
Distributions to non-controlling interests	—	(3,096)	(3,096)	—	(6,081)	(6,081)
Investments made by non-controlling interests	—	135	135	—	—	—
Purchase of treasury stock	(3,640)	—	(3,640)	(1,778)	—	(1,778)
Equity, end of period	$349,546	$60,839	$410,385	$655,789	$55,812	$711,601

10.  NET INCOME PER SHARE

For the three and six months ended June 30, 2013 and 2014, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Basic weighted-average common shares outstanding	15,706	15,915	15,647	15,873
Stock options	115	108	109	113
Diluted weighted-average common shares outstanding	15,821	16,023	15,756	15,986

The above calculation for the three months ended June 30, 2013 does not include 60,000 shares related to certain stock options because the effects of such options were anti-dilutive. For the six months ended June 30, 2014 the calculation does not include 153,000 shares related to certain stock options because the effect of such options was anti-dilutive.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended June 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$26,589	$—	$—	$—	$—	$26,589
International wireless	—	6,530	15,307	—	—	21,837
Wireline	152	15,170	—	5,555	—	20,877
Equipment and other	103	508	1,655	57	—	2,323
Total revenue	26,844	22,208	16,962	5,612	—	71,626
Depreciation and amortization	3,997	4,535	2,560	794	309	12,195
Non-cash stock-based compensation	—	—	—	—	1,166	1,166
Operating income (loss)	12,934	6,235	2,301	(124)	(5,439)	15,907

	For the Six Months Ended June 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$47,802	$—	$—	$—	$—	$47,802
International wireless	—	13,284	29,983	—	—	43,267
Wireline	305	30,853	—	10,283	—	41,441
Equipment and other	205	763	2,873	107	—	3,948
Total revenue	48,312	44,900	32,856	10,390	—	136,458
Depreciation and amortization	8,080	8,925	5,155	1,436	587	24,183
Non-cash stock-based compensation	—	—	—	—	1,972	1,972
Operating income (loss)	22,179	12,568	3,935	(532)	(10,164)	27,986

	For the Three Months Ended June 30, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$37,456	$—	$—	$—	$—	$37,456
International wireless	—	6,758	15,664	—	—	22,422
Wireline	152	14,445	—	6,686	—	21,283
Equipment and other	207	194	1,641	66	—	2,108
Total revenue	37,815	21,397	17,305	6,752	—	83,269
Depreciation and amortization	3,453	4,400	2,607	1,186	1,284	12,930
Non-cash stock-based compensation	—	—	—	—	1,323	1,323
Operating income (loss)	22,651	4,594	2,552	(966)	(7,224)	21,607

	For the Six Months Ended June 30, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$65,848	$—	$—	$—	$—	$65,848
International wireless	—	13,655	31,915	—	—	45,570
Wireline	305	29,151	—	13,357	—	42,812
Equipment and other	386	389	3,313	125	—	4,212
Total revenue	66,538	43,195	35,228	13,482	—	158,443
Depreciation and amortization	6,756	8,713	5,215	2,327	1,899	24,910
Non-cash stock-based compensation	—	—	—	—	2,379	2,379
Operating income (loss)	36,239	10,229	5,978	(2,040)	(12,480)	37,855

	Segment Assets
	U.S. Wireless		International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2013:
Net fixed assets	$73,592		$118,917	$29,310	$26,082	$6,731	$254,632
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	151,094	(1)	197,903	74,427	45,351	390,944	859,719
June 30, 2014:
Net fixed assets	$72,244		$114,557	$26,450	$25,987	$13,778	$253,027
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	244,308	(1)	200,209	76,897	43,034	266,314	830,764

(1)                                 Includes $4,748 and $169 of assets associated with our discontinued operations as of December 31, 2013 and June 30, 2014, respectively.

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2013	$23,357	$6,116	$1,911	$6,689	$1,623	$39,696
2014	$14,845	$6,072	$1,958	$976	$1,253	$25,104

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

The term of the Company’s telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of approximately $4.0 million.  In addition, the government of Aruba demanded that the Company pay overdue spectrum invoices in the amount of approximately $2.0 million no later than July 31, 2014. The Company continues to contest the assessment of these fees, and continues to operate actively seek a resolution with the Aruba government with respect to the fees, if any, to be paid in relation to a renewed license and the assessed spectrum fees.

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

Overview

We are a telecommunications holdings company that, through our operating subsidiaries, provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. We are actively evaluating strategic acquisitions and investment opportunities, both domestic and international, that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating strategic investment and acquisition opportunities, which may affect our long-term growth prospects” in our Form 10-K for the year ended December 31, 2013.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2014:

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

Discontinued Operations—Sale of U.S. Retail Wireless Business

On September 20, 2013, the Federal Communications Commission announced its approval of our previously announced proposed sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC for approximately $796.8 million in cash that included a sale price adjustment for the working capital of the business of $16.8 million (the “Alltel Sale”).  As a result of that approval, we completed the sale of certain U.S. retail wireless assets on that date.

The operations of the Alltel business, which were previously included in our U.S. Wireless segment, have been classified as discontinued operations in all periods presented. Unless indicated otherwise, the information in this Management’s Discussion and Analysis relates only to our continuing operations.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of June 30, 2014, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $45.4 million in capital expenditures (of which $31.8 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and we anticipate that it will incur an additional $3.0 million of capital expenditures of which $2.1 million is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Mobility Fund and the Tribal Mobility Fund, each a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $21.7 million of Mobility Fund support and in June 2014, approximately $2.4 million of Tribal Mobility Fund support to its wholesale wireless business (collectively the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has posted approximately $11.0 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.  As of June 30, 2014, all of the letters of credit remain outstanding and no amounts have been drawn thereon.

We began the construction of our Mobility Funds projects during the fourth quarter of 2013 and its results are included in our “U.S. Wireless” segment. As of June 30, 2014, we have received approximately $7.3 million in Mobility Funds. Of these funds, $1.4 million has been recorded as an offset to the cost of the property, plant and equipment associated with these projects and, consequentially, a reduction of the future depreciation expense and $6.1 million was recorded as a liability to reduce future operating expenses. The balance sheet presentation of current versus long-term is based on the timing of the expected usage of the funds and accordingly, $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

Results of Operations

Three Months Ended June 30, 2013 and 2014

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2013	2014	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$26,589	$37,456	$10,867	40.9%
International Wireless	21,837	22,422	585	2.7
Wireline	20,877	21,283	406	1.9
Equipment and Other	2,322	2,108	(214)	(9.2)
Total revenue	71,626	83,269	11,643	16.3
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	13,601	16,231	2,630	19.3
Engineering and operations	9,182	9,521	339	3.7
Sales, marketing and customer services	4,787	4,926	139	2.9
Equipment expense	2,834	3,273	439	15.5
General and administrative	13,120	14,435	1,315	10.0
Transaction-related charges	—	346	346	100.0
Depreciation and amortization	12,195	12,930	735	6.0
Total operating expenses	55,719	61,662	5,943	10.7
Income from operations	15,907	21,607	5,700	35.8
OTHER INCOME (EXPENSE):
Interest income (expense), net	(2,722)	(20)	2,702	(99.3)
Other income (expense), net	13	73	60	461.5
Other income (expense), net	(2,709)	53	2,762	(102.0)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,198	21,660	8,462	64.1
Income tax expense	4,868	7,338	2,470	50.7
INCOME FROM CONTINUING OPERATIONS	8,330	14,322	5,992	71.9
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	3,091	—	(3,091)	(100.0)
Income from discontinued operations	3,091	—	(3,091)	(100.0)
NET INCOME	11,421	14,322	2,901	25.4
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(1,934)	(2,809)	(875)	45.2
Discontinued operations	(630)	—	630	(100.0)
	(2,564)	(2,809)	(245)	9.6
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$8,857	$11,513	$2,656	30.0%

U.S. Wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the three months ended June 30, 2013 and 2014 wholesale revenue represented 96% and 97%, respectively, of total U.S. wireless revenue. In addition, U.S. wireless revenue also includes a small amount of retail revenue generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in our markets, reducing or eliminating their need for our services in those markets.

Our U.S. wireless revenue increased to $37.5 million for the three months ended June 30, 2014 from $26.6 million for the three months ended June 30, 2013, an increase of $10.9 million or 41%. The revenue growth was a result of capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the base stations used in our wholesale operations from 572 as of June 30, 2013 to 654 as of June 30, 2014.

We expect to see continued growth in domestic data traffic in 2014, offset by an expected decline in contracted wholesale data prices.  As a result, we expect to see modest year-on-year growth in U.S. Wireless revenue in the second half of 2014.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

International wireless revenue increased by $0.6 million, or 3%, to $22.4 million for the three months ended June 30, 2014, from $21.8 million for the three months ended June 30, 2013. This increase was due to an increase in retail revenue of $0.9 million partially offset by a decrease in wholesale roaming revenue of $0.3 million.

The increase in retail revenue was a result of subscriber growth in our Island Wireless segment (which does not include Guyana) resulting in a $0.6 million increase in revenue and revenue growth in Guyana of $0.3 million.  Our total International Wireless subscribers, which include subscribers in our Island Wireless segment as well as Guyana, decreased from 333,000 subscribers as of June 30, 2013 to 321,000 subscribers as of June 30, 2014 of which 88% were prepaid subscribers.  The increase in retail revenues was partially offset by a decrease in wholesale roaming revenues in certain of our Island Wireless properties due primarily to rate reductions.

While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale revenues in these markets are subject to seasonality and can fluctuate between quarters.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England, our wholesale transport operations in New York State and our wholesale long-distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges and long- distance or toll charges.

Wireline revenue increased by $0.4 million, or 2%, to $21.3 million for the three months ended June 30, 2014, from $20.9 million during the three months ended June 30, 2014. Revenues from our domestic wireline businesses increased by $1.1 million as a result of higher wholesale long distance voice service revenue and increased wholesale transport operations.  This increase, however, was partially offset by a $0.7 million decline in wireline revenues in Guyana where increases in high speed data services were more than offset by decreases in local landline telephone revenue and international calls into Guyana.

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

We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See “Business—Guyana Regulation” with the Company’s 2013 Annual Report on Form 10-K.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue decreased by $0.2 million, or 9% to $2.1 million for the three months ended June 30, 2014, from $2.3 million for the three months ended June 30, 2013. Equipment revenue decreased primarily as the result of a $0.3 million decrease in revenue in our International Integrated Telephony segment as a result of a decrease in subscriber additions  offset by a $0.1 million increase in our U.S Wireless segment’s retail operations as a result of an increase in subscriber additions.

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

Termination and access fees increased by $2.6 million, or 19%, from $13.6 million for the three months ended June 30, 2013 to $16.2 million for the three months ended June 30, 2014. This increase in our termination and access fees was incurred across all of our segments. Our U.S. Wireless segment reported an increase of $1.2 million in these costs as the result of increased data volumes due to the expansion and upgrades to our networks.  Our U.S. Wireline segment experienced an increase of $1.2 million in termination and access fees as a result of the increased operating costs associated with the completion of our fiber network in our wholesale transport services operations and increased traffic volumes in our wholesale long-distance service business.

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

Engineering and operations expenses increased by $0.3 million, or 3%, from $9.2 million to $9.5 million for the three months ended June 30, 2013 and 2014, respectively. The increase in engineering and operations expenses was primarily the result of a $0.7 million increase in our International Integrated Telephony segment as a result of increased maintenance costs on our network and billing systems partially offset by a $0.2 million decrease in our Island Wireless segment due to its continuing realization of operational synergies, particularly in Bermuda.

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

Sales and marketing expenses increased by $0.1 million, or 2%, from $4.8 million for the three months ended June 30, 2013 to $4.9 million for the three months ended June 30, 2014. Sales and marketing expenses increased $0.3 million in our U.S.Wireless segment’s retail operations to support its increasing revenues offset by a $0.2 million reduction in sales and marketing expenses in our International Integrated Telephony segment.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses increased by $0.4 million, or 14%, from $2.8 million for the three months ended June 30, 2013 to $3.2 million for the three months ended June 30, 2014, respectively, primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations.

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

General and administrative expenses increased by $1.3 million, or 10% from $13.1 million for the three months ended June 30, 2013 to $14.4 million for the three months ended June 30, 2014 primarily as the result of an increase in overhead costs in our i )  corporate and shared services functions in order to support our increased revenues; ii) U.S. Wireline segment in connection with bringing our expanded fiber network into service and iii) Island Wireless segment in order to support our expanding network and customer bases.

We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax and accounting, and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction- related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred $0.3 million of transaction-related charges during the three months ended June 30, 2014 and a nominal amount of transaction-related charges for the three months ended June 30, 2013.

We expect that transaction-related charges will continue to be incurred from time to time as we continue to explore additional acquisition or disposition opportunities and the extent of such charges will vary from period to period.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $0.7 million from $12.2 million for the three months ended June 30, 2013 to $12.9 million for the three months ended June 30, 2014.  The increase was primarily the result of a $0.4 million increase in depreciation expense in our U.S. Wireline segment as a result of certain network assets relating to our fiber network expansion in New York being placed into service during 2014.  In addition, our corporate overhead depreciation expense increased by $0.4 million as a result of its retention of certain assets previously held by the Company’s Alltel business which were not sold to AT&T Mobility LLC in September 2013.  These increases were offset by a $0.1 million reduction in depreciation expense in the Company’s other operating segments.

We expect depreciation expense to increase as a result of ongoing network investments in our businesses.

Interest income (expense), net.  Interest income (expense), net represents interest expense and fees incurred on our outstanding credit facilities and interest rate derivatives, net of interest income earned on our cash balances.

Interest income (expense), net decreased $2.7 million from $2.7 million of expense for the three months ended June 30, 2013 to a nominal amount for the three months ended June 30, 2014.  The decrease was primarily the result of the repayment of our outstanding long-term debt in September 2013 and the termination of our interest rate derivative contracts in October 2013.  During the three months ended June 30, 2014, we had no borrowings outstanding under our credit facilities.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended June 30, 2013 and 2014.

Income taxes.  Our effective tax rates for the three months ended June 30, 2013 and 2014 were 36.9% and 33.9%, respectively.  Our effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  Our effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $3.1 million for the three months ended June 30, 2013.  We did not recognize any income from discontinued operations during the three months ended June 30, 2014.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $2.6 million and $2.8 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2013 and 2014, respectively. Included within these amounts was $0.6 million related to our discontinued operations for the three months ended June 30, 2013.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $11.5 million for the three months ended June 30, 2014 from $8.9 million for the three months ended June 30, 2013.

On a per share basis, net income increased to $0.72 per diluted share from $0.56 per diluted share for the three months ended June 30, 2014 and 2013, respectively. Included within net income per diluted share for the three months ended June 30, 2013 was $0.16 of net income per diluted share from discontinued operations.

Six Months Ended June 30, 2013 and 2014

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2013	2014	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$47,802	$65,848	$18,046	37.8%
International Wireless	43,267	45,570	2,303	5.3
Wireline	41,441	42,813	1,372	3.3
Equipment and Other	3,948	4,212	264	6.7
Total revenue	136,458	158,443	21,985	16.1
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	26,656	32,093	5,437	20.4
Engineering and operations	18,840	19,151	311	1.7
Sales, marketing and customer services	9,276	9,946	670	7.2
Equipment expense	5,501	5,988	487	8.9
General and administrative	25,029	28,133	3,104	12.4
Transaction-related charges	63	367	304	482.5
Depreciation and amortization	24,183	24,910	727	3.0
Gain on disposition of long lived assets	(1,076)	—	1,076	(100.0)
Total operating expenses	108,472	120,588	12,116	11.2
Income from operations	27,986	37,855	9,869	35.3
OTHER INCOME (EXPENSE):
Interest income (expense), net	(4,986)	(207)	4,779	(95.8)
Other income (expense), net	27	(36)	(63)	(233.3)
Other income (expense), net	(4,959)	(243)	4,716	(95.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	23,027	37,612	14,585	63.3
Income tax expense	8,813	12,890	4,077	46.3
INCOME FROM CONTINUING OPERATIONS	14,214	24,722	10,508	73.9
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	7,125	—	(7,125)	(100.0)
Income from discontinued operations	7,125	—	(7,125)	(100.0)
NET INCOME	21,339	24,722	3,383	15.9
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,989)	(5,368)	(2,379)	79.6
Discontinued operations	(717)	—	717	(100.0)
	(3,706)	(5,368)	(1,662)	44.8
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$17,633	19,354	$1,721	9.8%

U.S. wireless revenue. US wireless revenue increased by $18.0 million, or 38%, to $65.8 million for the six months ended June 30, 2014, from $47.8 million for the six months ended June 30, 2013. The revenue growth was a result of capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the base stations used in our wholesale operations from 572 as of June 30, 2013 to 654 as of June 30, 2014.

International wireless revenue.  International wireless revenue increased by $2.3 million, or 5%, to $45.6 million for the six months ended June 30, 2014, from $43.3 million for the three months ended June 30, 2013. This increase was due to an increase in retail revenue of $2.2 million and an increase in wholesale roaming revenue of $0.1 million.

The increase in retail revenues was a result of subscriber growth in our Island Wireless segment (which does not include Guyana) resulting in a $1.8 million increase in revenue and revenue growth in Guyana of $0.4 million.  Our total International Wireless subscribers, which include subscribers in our Island Wireless segment as well as Guyana, decreased from 333,000 subscribers as of June 30, 2013 to 321,000 subscribers as of June 30, 2014 of which 88% were prepaid subscribers.  The increase in wholesale roaming revenues was the result of increased volume, partially offset by some rate reductions, in our Island Wireless segment.

Wireline revenue.  Wireline revenue increased by $1.4 million, or 3%, to $42.8 million for the six months ended June 30, 2014, from $41.4 million during the six months ended June 30, 2013. Revenues from our domestic wireline businesses increased by $3.1 million.  This increase, however, was partially offset by a $1.7 million decline in wireline revenues in our International Integrated Telephony segment, where an increase in high-speed data service revenue was more than offset by decreases in local landline revenue and inbound international calls.

Equipment and other revenue.  Equipment and other revenue increased by $0.3 million, or 5% to $4.2 million for the six months ended June 30, 2014, from $3.9 million for the six months ended June 30, 2013. Equipment revenue primarily increased as the result of an increase in subscribers in our Island Wireless segment and in our U.S. Wireless segment’s retail operations where equipment revenues increased by $0.4 million and $0.2 million, respectively.  These increases were partially offset by a $0.4 million decrease in our International Integrated Telephony segment due to lower wireless subscriber additions.

Termination and access fee expenses. Termination and access fees increased by $5.4 million, or 20%, from $26.7 million for the six months ended June 30, 2013 to $32.1 million for the six months ended June 30, 2014. This increase in our termination and access fees was incurred across all of our segments. Our U.S. Wireless segment reported an increase of $2.7 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Increased traffic volumes in our U.S. Wireline segment resulted in a $1.1 million increase in termination and access fees.  In addition, increased traffic volumes and roaming costs in our Island Wireless segment resulted in a $0.3 million increase in these costs.

Engineering and operations expenses.  Engineering and operations expenses increased by $0.4 million from $18.8 million to $19.2 million for the six months ended June 30, 2013 and 2014, respectively.  The increase in engineering and operations was predominantly caused by an increase across most of our segments as a result of the expansion and upgrades to our networks partially offset by a decrease of $0.6 million in our Island Wireless segment due to its continuing realization of operational synergies, particularly in Bermuda.

Sales, marketing and customer service expenses.  Sales and marketing expenses increased by $0.6 million, or 6%, from $9.3 million for the six months ended June 30, 2013 to $9.9 million for the six months ended June 30, 2014. Sales and marketing expenses increased $0.7 million in our U.S.Wireless segment’s retail operations to support its increased revenues and subscriber base and increased $0.3 million in our U.S. Wireline segment wholesale transport services in New York State.  These increases were partially offset by a $0.3 million reduction in sales and marketing expense in our International Integrated Telephony segment.

Equipment expenses.  Equipment expenses increased by $0.5 million from $5.5 million for the six months ended June 30, 2013 to $6.0 million for the six months ended June 30, 2014, primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations.

General and administrative expenses.  General and administrative expenses increased by $3.1 million, or 12% from $25.0 million for the six months ended June 30, 2013 to $28.1 million for the six months ended June 30, 2014 primarily as the result of an increase in overhead costs in our i )  corporate and shared services functions in order to support our increased revenues; ii) U.S.

Wireline segment in connection with bringing our expanded fiber network into service and iii) Island Wireless segment in order to support our expanding network and customer bases.

Transaction-related charges.  We incurred nominal transaction-related charges for the six months ended June 30, 2013 and $0.4 million for the six months ended June 30, 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $0.7 million from $24.2 million for the six months ended June 30, 2013 to $24.9 million for the six months June 30, 2014 respectively. The increase was primarily the result of a $0.4 million increase in depreciation expense in our U.S. Wireline segment as a result of certain network assets relating to our fiber network expansion in New York being placed into service during 2014.  In addition, our corporate overhead depreciation expense increased by $0.4 million as a result of its retention of certain assets previously held by the Company’s Alltel business which were not sold to AT&T Mobility LLC in September 2013.  These increases were offset by a $0.1 million reduction in depreciation expense in the Company’s other operating segments.

Gain on disposal of long lived asset. During the six months ended June 30, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest income (expense), net.  Interest income (expense), net decreased $4.8 million from $4.9 million of expense to $0.2 million of expense for the six months ended June 30, 2013 and 2014, respectively.  The decrease was primarily the result of the repayment of our long-term debt in September 2013 and the termination of our interest rate derivative contracts in October 2013.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the six months ended June 30, 2013 and 2014.

Income taxes.  Our effective tax rates for the six months ended June 30, 2013 and 2014 were 38.3% and 34.3%, respectively. Our effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  Our effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $7.1 million for the six months ended June 30, 2013.  We did not recognize any income from discontinued operations during the six months ended June 30, 2014.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $3.7 million and $5.4 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2013 and 2014, respectively. Included within these amounts was $0.7 million related to our discontinued operations for the six months ended June 30, 2013.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders increased to $19.4 million for the six months ended June 30, 2014 from $17.6 million for the six months ended June 30, 2013.

On a per share basis, net income increased to $1.21 per diluted share from $1.12 per diluted share for the six months ended June 30, 2014 and 2013, respectively. Included within net income per diluted share for the six months ended June 30, 2013 was $0.41 of net income per diluted share from discontinued operations.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 12 to the Unaudited Condensed Consolidated Financial Statements in this Report.

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

For the six months ended June 30, 2013 and 2014, we spent approximately $39.7 million and $25.1 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Six Months Ended June 30,
2013	$23,357	$6,116	$1,911	$6,689	$1,623	$39,696
2014	$14,845	$6,072	$1,958	$976	$1,253	$25,104

We are continuing to invest in upgrading and expanding our networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for our continuing operations for the year ended December 31, 2014 will be between $60.0 million and $65.0 million.

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

As of June 30, 2014, we had approximately $348.8 million in cash and cash equivalents and $58.8 million of restricted cash primarily as a result of the proceeds from our Alltel Sale, and no long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We use cash-on-hand to make payments for income taxes. As of June 30, 2014, we have made tax payments for substantially all of the expected tax liability owed on the gain we recognized on the sale of the Alltel business.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2014, our Board declared dividends to our stockholders, which includes a $0.27 per share dividend declared on June 19, 2014, and paid on July 10, 2014, of $8.6 million. We have declared quarterly dividends for the last 63 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through June 30, 2014. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs

Sources of Cash

Total liquidity.   As of June 30, 2014, we had approximately $348.8 million in cash and cash equivalents, a decrease of $7.8 million from the December 31, 2013 balance of $356.6 million. The decrease is primarily attributable to cash provided by our operating activities of $12.1 million (which is net of income tax payments of $32.9 million during the six months ended June 30, 2014, primarily related to taxes owed from the 2013 gain on the sale of the Alltel business), cash used for capital expenditures of $25.1 million and cash used in our financing activities of $15.3 million.  In addition to our cash and cash equivalents, we also have restricted cash totaling $58.8 million as of June 30, 2014, related to an indemnity escrow from our Alltel sale.

Cash provided by operations.     Cash provided by operating activities was $12.1 million for the six months ended June 30, 2014 and $35.4 million for the six months ended June 30, 2013, a decrease of $23.3 million. During the six months ended June 30, 2014, cash provided by operations was negatively impacted by a decrease in cash provided by our discontinued operations of $26.2 million and an increase in cash used for accounts payable and other current liabilities of $10.7 million in comparison to the six months ended June 30, 2013.  These items were partially offset by an increase in net income of $3.4 million and the absence of net income for our discontinued operations of $7.1 million in comparison to the six months ended June 30, 2013.

Cash used in investing activities.     Cash used in investing activities was $50.7 million for the six months ended June 30, 2013.  Cash provided by investing activities was $4.5 million for the six months ended June 30, 2014.  The $46.2 million decrease was predominately the result of a decrease in the restricted cash of $19.2 million, a decrease in capital expenditures of $14.6 million and no effect from our discontinued operations during 2014 as compared to a usage of cash of $12.5 million during 2013.  The six months ended June 30, 2014 also included $1.4 million in proceeds from the sale of certain network equipment used in our U.S. Wireless segment.  The $1.1 million gain on this sale is being deferred over ten years, the life of the lease which was entered into by us for the purpose of leasing the sold assets.

Cash used in financing activities.     Cash used in financing activities increased by $5.3 million, from $10.0 million for the six months ended June 30, 2013 to $15.3 million of cash for the six months ended June 30, 2014.  The increase was primarily the result of the timing impact of paying a $3.9 million dividend declared by our Board of Directors on December 6, 2012 in the fourth quarter of 2012 as opposed to in the first quarter of 2013 and increase in our distributions to non-controlling interests of $4.5 million which included a $2.9 million distribution to the non-controlling shareholders of the Alltel business.  These increases were partially offset by a $3.9 million reduction in the repayments of our term loans which were repaid in full in September 2013.

Credit facilities.  We have a credit facility (the “Credit Facility”) which previously included two term loans and currently provides for a revolver loan of up to $100.0 million.  The revolver loan also has a $10.0 million swingline sub-facility and a $55.0 million letter of credit sub-facility for issuance in connection with our Mobility Fund Grant obligations (see Note 8) to the Condensed Consolidated Financial Statements.

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

The Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

Factors Affecting Sources of Liquidity

Internally generated funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under Credit Facility.  Our Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of June 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications industry, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On June 6, 2014, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offerings of our securities.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” ASU 2013-05 provides clarification regarding whether ASC 810-10, “Consolidation — Overall” or ASC 830-30, “Foreign Currency Matters—Translation of Financial Statements,” applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued ASU  No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company’s condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  With the exception of GT&T, all of our foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency. The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of December 31, 2013. The exchange rate remained consistent at 210 Guyana dollars to 1 U.S. dollar during the six months ended June 30, 2014. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of June 30, 2014, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons described below.

As disclosed in our Annual Report on Form 10-K as filed with the SEC on March 17, 2014,  we identified material weaknesses in our internal control over financial reporting as of December 31, 2013 relating  to (i) the implementation of a new billing system in Guyana and (ii) the accounting personnel in our GT&T subsidiary possessing insufficient experience and training in the Company’s business processes and accounting policies to enable them to make accounting and reporting decisions in a manner consistent with our financial reporting and U.S. GAAP timeline requirements.

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

Remediation Plan

As discussed in our Annual Report on Form 10-K, our management team took immediate action to begin remediating the material weaknesses, including (i) improving our technical ability to report information from the billing system to our financial reporting systems and (ii) providing increased training on our internal controls and procedures, including these remedial measures, to our personnel and (iii) providing additional enhanced local and centralized oversight and management of the accounting and IT services provided by our local personnel.  The Company believes that these procedures will remediate the material weaknesses described above. While certain aspects of these remedial actions have been completed, we expect these efforts to continue through 2014 as we continue to actively plan for and implement additional control procedures to improve our overall control environment.

Changes in internal control over financial reporting.  Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended June 30, 2014.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
April 1, 2014 — April 30, 2014	—	$—	—	$2,919,965
May 1, 2014 — May 31, 2014	—	$—	—	$2,919,965
June 1, 2014 — June 30, 2014	407	$55.21	—	$2,919,965

(1)         Represents shares purchased on June 15, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased

Item 6. Exhibits

10.1	Terms of employment of Barry C. Fougere, dated May 20, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: August 11, 2014	By:	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 11, 2014	By:	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer