Form 10-Q
period 2014-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2014-11-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, the registrant had outstanding 15,919,318 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2014

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of litigation and regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future.  These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) the general performance of our operations, including operating margins, wholesale revenues, and the future growth and retention of our subscriber base; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses; (3) economic, political and other risks facing our foreign operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (6) the loss of or our inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (10) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (11) the occurrence of severe weather, natural catastrophes and cyber attacks; (12) our continued access to capital and credit markets; and (13) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements contained herein are set forth more fully under Item 1A “Risk Factors” of this Report and of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 17, 2014 and the other reports we file from time to time with the SEC. The Company undertakes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	September 30,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$356,607	$384,426
Restricted cash	39,000	39,293
Accounts receivable, net of allowances of $9.7 million and $10.8 million, respectively	37,680	44,197
Materials and supplies	7,269	9,352
Deferred income taxes	1,994	2,504
Prepayments and other current assets	24,705	12,450
Assets of discontinued operations	4,748	175
Total current assets	472,003	492,397
Fixed Assets:
Property, plant and equipment	606,912	639,172
Less: accumulated depreciation	(352,280)	(385,664)
Net fixed assets	254,632	253,508
Telecommunication licenses, net	39,687	44,245
Goodwill	45,077	45,077
Trade name license	417	417
Customer relationships, net	1,807	1,572
Restricted cash	39,000	—
Other assets	7,096	6,215
Total assets	$859,719	$843,431
LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$41,709	$42,209
Dividends payable	4,279	4,628
Accrued taxes	36,081	3,331
Advance payments and deposits	8,327	7,945
Deferred income taxes	1,601	1,601
Other current liabilities	17,889	10,302
Liabilities of discontinued operations	11,187	2,002
Total current liabilities	121,073	72,018
Deferred income taxes	26,007	27,554
Other liabilities	12,784	18,940
Total liabilities	159,864	118,512
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,494,982 and 16,631,797 shares issued, respectively, and 15,816,189 and 15,915,010 shares outstanding, respectively	164	165
Treasury stock, at cost; 678,793 and 716,787 shares, respectively	(13,389)	(15,239)
Additional paid-in capital	139,106	143,592
Retained earnings	519,651	541,950
Accumulated other comprehensive loss	(2,202)	(2,199)
Total Atlantic Tele-Network, Inc. stockholders’ equity	643,330	668,269
Non-controlling interests	56,525	56,650
Total equity	699,855	724,919
Total liabilities and equity	$859,719	$843,431

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2014

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
REVENUE:
U.S wireless	$32,796	$44,306	$80,597	$110,153
International wireless	22,895	21,557	66,162	67,127
Wireline	21,504	21,531	62,945	64,344
Equipment and other	2,155	1,999	6,103	6,212
Total revenue	79,350	89,393	215,807	247,836
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	14,112	16,018	40,768	48,110
Engineering and operations	9,509	9,788	28,349	28,939
Sales and marketing	4,370	5,489	13,646	15,440
Equipment expense	2,549	2,912	8,050	8,897
General and administrative	13,827	14,213	38,856	42,343
Transaction-related charges	2,610	(27)	2,674	341
Depreciation and amortization	12,335	12,842	36,517	37,752
Gain on disposition of long lived assets	—	—	(1,076)	—
Total operating expenses	59,312	61,235	167,784	181,822
Income from operations	20,038	28,158	48,023	66,014
OTHER INCOME (EXPENSE):
Interest expense, net	(7,141)	(13)	(12,126)	(220)
Unrealized loss on interest rate swap contracts	(5,675)	—	(5,675)	—
Other income (expense), net	(226)	338	(198)	302
Other income (expense), net	(13,042)	325	(17,999)	82
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,996	28,483	30,024	66,096
Income tax expense	2,481	9,569	11,294	22,460
INCOME FROM CONTINUING OPERATIONS	4,515	18,914	18,730	43,636
Income (loss) from discontinued operations, net of tax	(1,960)	—	5,166	—
Gain on sale of discontinued operations, net of tax	305,197	—	305,197	—
Income from discontinued operations, net of tax	303,237	—	310,363	—
NET INCOME	307,752	18,914	329,093	43,636
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,945)	(2,747)	(5,934)	(8,116)
Discontinued operations	116	—	(601)	—
Disposal of discontinued operations	(28,699)	—	(28,699)	—
	(31,528)	(2,747)	(35,234)	(8,116)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$276,224	16,167	$293,859	35,520
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.10	$1.02	$0.82	$2.24
Discontinued operations :
Discontinued operations	(0.12)	—	0.29	—
Gain on sale of discontinued operations	17.57	—	17.64	—
Total discontinued operations	17.45	—	17.93	—
Total	$17.55	$1.02	$18.75	$2.24
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.10	$1.01	$0.81	$2.22
Discontinued operations
Discontinued operations	(0.12)	—	0.29	—
Gain on sale of discontinued operations	17.45	—	17.51	—
Total discontinued operations	17.33	—	17.80	—
Total	$17.43	$1.01	$18.61	$2.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,738	15,923	15,678	15,890
Diluted	15,845	16,030	15,789	16,001
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.27	$0.29	$0.77	$0.83

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2014

Net income	$329,093	43,636
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax expense of $2.0 million and $0.0 million, respectively	6,985	—
Other comprehensive income, net of tax	6,985	—
Comprehensive income	336,078	43,636
Less: Comprehensive income attributable to non-controlling interests	(35,234)	(8,116)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$300,844	35,520

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2014

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$329,093	$43,636
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	36,517	37,752
Provision for doubtful accounts	880	1,313
Amortization of debt discount and debt issuance costs	6,657	72
Stock-based compensation	2,898	3,381
Unrealized loss on interest rate derivative contracts	5,675	—
Income from discontinued operations, net of tax	(5,166)	—
Gain on disposition of long-lived assets	(1,076)	—
Gain on sale of discontinued operations	(305,197)	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(3,832)	(7,830)
Materials and supplies, prepayments, and other current assets	(3,470)	(1,921)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	11,623	1,444
Accrued taxes	(23,668)	(18,401)
Other	7,828	(3,785)
Net cash provided by operating activities of continuing operations	58,762	55,661
Net cash provided by (used in) operating activities of discontinued operations	25,751	(4,612)
Net cash provided by operating activities	84,513	51,049
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(55,171)	(41,699)
Proceeds from disposition of long-lived assets	1,500	1,371
Decrease in restricted cash	—	38,707
Net cash used in investing activities of continuing operations	(53,671)	(1,621)
Net cash provided by investing activities of discontinued operations	711,541	—
Net cash provided by (used in) investing activities	657,870	(1,621)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stock	(7,839)	(12,873)
Distributions to non-controlling interests	(3,321)	(7,932)
Payment of debt issuance costs	(12)	—
Principal repayments of term loan	(272,137)	—
Proceeds from stock option exercises	1,450	610
Purchases of common stock	(1,288)	(1,355)
Repurchases of non-controlling interests	—	(59)
Investments made by minority shareholders in consolidated affiliates	135	—
Net cash used in financing activities of continuing operations	(283,012)	(21,609)
Net cash used in financing activities of discontinued operations	(1,678)	—
Net cash used in financing activities	(284,690)	(21,609)
NET CHANGE IN CASH AND CASH EQUIVALENTS	457,693	27,819
CASH AND CASH EQUIVALENTS, beginning of the period	136,647	356,607
CASH AND CASH EQUIVALENTS, end of the period	$594,340	384,426

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2014:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T, eMagine
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, EssexTel

The Company is actively evaluating potential acquisitions, investment opportunities or other strategic transactions, both domestic and international, that meet its return-on-investment and other criteria.  The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 11 to the Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2014, the Company recognized approximately $0.7 million in general and administrative expenses to correct for an understatement of transactional tax liabilities generated in periods during 2013.  The Company determined that the impact of the correction of this error was not material to the current or any prior period financial statements.

The Company’s effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  The Company’s effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of the Company’s earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions. The Company’s effective tax rates for the three months ended September 30, 2013 and 2014 were 35.5% and 33.6%, respectively. The Company’s effective tax rates for the nine months ended September 30, 2013 and 2014 were 37.6% and 33.9%, respectively.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company does not expect ASU No. 2014-15 to have a material impact on the consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. The Company does not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

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

The $796.8 million in cash proceeds included $78.0 million of cash to be held in a general indemnity escrow account.  Subject to the terms and conditions of the purchase agreement between AT&T Mobility and the Company governing the sale, the restrictions on $19.5 million of these funds expired March 2014 and September 2014, respectively, for a total of $39.0 million year to date. The remaining $39.0 million has been recorded as restricted cash on the Company’s September 30, 2014 balance sheet and classified as a current asset since $39.0 million and is expected to be released, subject to any indemnity claims, to the Company in March 2015.

As of September 30, 2014, the Company has also recorded $7.3 million for the minority shareholders’ interests in the sold operation which is based on the estimated final distributions to the minority shareholders and is included in non-controlling interests on its balance sheet.

The Company has reclassified the assets of its Alltel operations, consisting of prepaid expenses and other current assets, and liabilities of its Alltel operations, consisting of accounts payable and other current liabilities, to assets of discontinued operations and liabilities of discontinued operations, respectively, within its December 31, 2013 and September 30, 2014 balance sheets.

Revenues and income from discontinued operations related to the Alltel business for the three months and nine months ended September 30, 2013 and 2014 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue from discontinued operations	$88,036	$—	$299,519	$—

Income from discontinued operations, net of tax expense (benefit) of ($1.9) and $5.2 million for the three and nine months ended September 30, 2013 respectively	(1,960)	—	5,166	—

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 are summarized as follows (in thousands):

	December 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,244	$—	$2,244
Total assets measured at fair value	$2,244	$363	$2,607

	September 30, 2014
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificate of deposit	$—	$363	$363
Money market funds	$2,407	$—	$2,407
Total assets measured at fair value	$2,407	$363	$2,770

Certificate of Deposit

As of December 31, 2013 and September 30, 2014, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2013 and September 30, 2014, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

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

The Credit Facility contains customary representations, warranties and covenants, including covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by the Company that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

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

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the three and nine months ended September 30, 2013 and 2014 (in thousands):

Three Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$—	Interest expense	$—
2014	Interest Rate Swap	$—	Interest expense	$—

Nine Months Ended September 30,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$6,255	Interest expense	$6,255
2014	Interest Rate Swap	$—	Interest expense	$—

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

Stimulus Grants

The Company was awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of September 30, 2014, the Company has spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with the Company’s build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with the Company’s last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.8 million in capital expenditures (of which $33.0 million has been or is expected to be funded by the federal stimulus grant) in connection with the Company’s fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of the Company’s New York and Vermont stimulus projects are included in the Company’s “U.S. Wireline” segment and the results of the Company’s Navajo stimulus project are included in the Company’s “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and the Company anticipates that it will incur an additional nominal amount of capital expenditures of which none is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Mobility Fund and the Tribal Mobility Fund, each a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $21.7 million of Mobility Fund support and in June 2014, approximately $2.4 million of Tribal Mobility fund support to its wholesale wireless business (collectively the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has posted approximately $10.5 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.  As of September 30, 2014, all of the letters of credit remain outstanding and no amounts have been drawn thereon.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2014, the Company has received approximately $7.4 million in Mobility Funds. Of these funds, $1.3 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $6.1million was recorded as a liability to reduce future operating expenses. The balance sheet presentation is based on the timing of the expected recognition of the funds and accordingly, $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

9. EQUITY

Total equity was as follows (in thousands):

	Nine Months Ended September 30,
	2013			2014
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$334,146	$60,094	$394,240	$643,330	$56,525	$699,855
Stock-based compensation	3,419	—	3,419	3,381	—	3,381
Comprehensive income:
Net income	293,859	35,234	329,093	35,520	8,116	43,636
Other comprehensive income-Gain on interest rate swap (net of tax)	6,985	—	6,985	—	—	—
Total comprehensive income	300,844	35,234	336,078	35,520	8,116	43,636
Issuance of common stock upon exercise of stock options	6,778	—	6,778	1,106		1,106
Dividends declared on common stock	(11,982)	—	(11,982)	(13,218)	—	(13,218)
Distributions to non-controlling interests	—	(5,532)	(5,532)	—	(7,932)	(7,932)
Investments made by non-controlling interests	—	135	135	—	—	—
Sale of non-controlling interests	—	(13,634)	(13,634)	—	(59)	(59)
Purchase of treasury stock	(6,615)	—	(6,615)	(1,850)	—	(1,850)
Equity, end of period	$626,590	$76,297	$702,887	$668,269	$56,650	$724,919

10.  NET INCOME PER SHARE

For the three and nine months ended September 30, 2013 and 2014, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Basic weighted-average common shares outstanding	15,738	15,923	15,678	15,890
Stock options	107	107	111	111
Diluted weighted-average common shares outstanding	15,845	16,030	15,789	16,001

The above calculation for the three months ended September 30, 2013 does not include 29,000 shares related to certain stock options because the effects of such options were anti-dilutive. For the nine months ended September 30, 2013 the calculation does not include 80,000 shares related to certain stock options because the effect of such options was anti-dilutive. There were not any anti-dilutive shares for either the three or nine months ended September 30, 2014.

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

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended September 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$32,796	$—	$—	$—	$—	$32,796
International wireless	—	7,046	15,849	—	—	22,895
Wireline	152	15,640	—	5,712	—	21,504
Equipment and other	109	388	1,594	64	—	2,155
Total revenue	33,057	23,074	17,443	5,776	—	79,350
Depreciation and amortization	4,039	4,551	2,551	816	378	12,335
Non-cash stock-based compensation	—	—	—	—	926	926
Operating income (loss)	18,293	7,028	3,292	(255)	(8,320)	20,038

	For the Nine Months Ended September 30, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$80,597	$—	$—	$—	$—	$80,597
International wireless	—	20,330	45,832	—	—	66,162
Wireline	457	46,493	—	15,995	—	62,945
Equipment and other	313	1,151	4,468	171	—	6,103
Total revenue	81,367	67,974	50,300	16,166	—	215,807
Depreciation and amortization	12,119	13,476	7,705	2,252	965	36,517
Non-cash stock-based compensation	—	—	—	—	2,898	2,898
Operating income (loss)	40,472	19,596	7,226	(786)	(18,485)	48,023

	For the Three Months Ended September 30, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$44,306	$—	$—	$—	$—	$44,306
International wireless	—	6,399	15,158	—	—	21,557
Wireline	152	15,249	—	6,130	—	21,531
Equipment and other	278	183	1,469	69	—	1,999
Total revenue	44,736	21,831	16,627	6,199		89,393
Depreciation and amortization	3,657	4,397	2,596	1,193	999	12,842
Non-cash stock-based compensation	—	—	—	—	1,002	1,002
Operating income (loss)	27,585	5,065	2,231	(471)	(6,252)	28,158

	For the Nine Months Ended September 30, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. wireless	$110,153	$—	$—	$—	$—	$110,153
International wireless	—	20,054	47,073	—	—	67,127
Wireline	457	44,399	—	19,488	—	64,344
Equipment and other	663	573	4,782	194	—	6,212
Total revenue	111,273	65,026	51,855	19,682		247,836
Depreciation and amortization	10,413	13,111	7,810	3,519	2,899	37,752
Non-cash stock-based compensation	—	—	—	—	3,381	3,381
Operating income (loss)	63,826	15,293	8,210	(2,511)	(18,804)	66,014

	Segment Assets
	U.S. Wireless		International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
December 31, 2013:
Net fixed assets	$73,592		$118,917	$29,310	$26,082	$6,731	$254,632
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	151,094	(1)	197,903	74,427	45,351	390,944	859,719
September 30, 2014:
Net fixed assets	$75,930		$110,870	$26,622	$26,930	$13,156	$253,508
Goodwill	32,148		—	5,438	7,491	—	45,077
Total assets	178,208	(1)	200,770	78,417	43,359	342,677	843,431

(1)                                 Includes $4,748 and $73,492 of assets associated with our discontinued operations as of December 31, 2013 and September 30, 2014, respectively.

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine Months Ended September 30,
2013	$27,736	$9,039	$4,014	$11,231	$3,151	$55,171
2014	$26,496	$6,816	$3,966	$2,325	$2,096	$41,699

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

In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector.  As the government of Bermuda continues to reform the local telecommunications market it is possible that new or amended regulations may establish regulatory and other fees, additional regulation or result in other circumstances that could increase our regulatory costs or otherwise impact our operations.  For instance, in October 2014, the Bermuda Regulatory Authority issued a draft decision that, if implemented, would prevent the Company from using a portion of existing spectrum held by its Bermuda subsidiary reserved for the launch of next generation services in accordance with the Company's plans and demands of its customers in Bermuda.  This could damage the competitive position of the Company's business in Bermuda and limit its ability to grow.  Although the Company believes that it would be entitled to compensation for any involuntary recapture and re-assignment of its spectrum rights in Bermuda, it cannot be sure that it would prevail in a proceeding to enforce its rights or that such actions would effectively halt any unilateral action by the Regulatory Authority. Although the Company believes that the Regulatory Authority will make a decision on the matter in the near future, it cannot predict when or if these proposals will be adopted, or, if adopted, the impact that their implementation will have on the Company's Island Wireless Segment.

The term of the Company’s telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of approximately $4.0 million.  In addition, the government of Aruba demanded that the Company pay overdue spectrum invoices in the amount of approximately $2.0 million no later than July 31, 2014. The Company is actively contesting the assessment of these fees through judicial proceedings as it continues to operate while also seeking to resolve with the Aruba government the amount of fees, if any, to be paid in relation to a renewed license and the assessed spectrum fees.

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

Overview

We are a telecommunications holdings company that, through our operating subsidiaries, provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean. We are actively evaluating potential domestic and international acquisition, investment or other strategic opportunities, both within and outside of the telecommunications industry, that meet our return-on-investment and other criteria.  For a discussion of our investment strategy and risks involved, see “—Potential Acquisitions, Investments and Other Strategic Opportunities” below and Part II, Item 1A, “Risk Factors—We are actively evaluating investment, acquisition or other strategic opportunities, which may affect our long-term growth prospects.”.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2014:

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

Potential Acquisitions, Investments and Other Strategic Opportunities

Our considerable cash position resulting, in large part, from the successful sale of our Alltel retail wireless business in September 2013 provides us with substantial financial resources to pursue domestic and international acquisition, investment and other strategic opportunities, both within and outside of the telecommunications industry.  We have invested significantly in upgrades to our wholesale wireless network to further our organic growth and continue to evaluate making additional such investments.  We also actively evaluate acquisition and investment opportunities within the telecommunications and related industries, as well as outside of these industries on a highly selective basis.  Also as part of our active management of our operating companies and investments, we may from time to time consider opportunities to divest portions of our business where we believe it to be to our strategic advantage to do so.  How and when we deploy our balance sheet capacity and any divestiture activity may engage in will figure prominently in our longer-term growth prospects and stockholder returns.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of September 30, 2014, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.8 million in capital expenditures (of which $33.0 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project will be completed during the latter half of 2014 and the Company anticipates that it will incur an additional nominal amount of capital expenditures of which none is expected to be funded by the federal stimulus grants.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Mobility Fund and the Tribal Mobility Fund, each a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, we received FCC final approval for approximately $21.7 million of Mobility Fund support and in June 2014, we received approximately $2.4 million of Tribal Mobility Fund support to our wholesale wireless business (collectively the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with our application for the Mobility Funds, we have posted approximately $10.5 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.  As of September 30, 2014, all of the letters of credit remain outstanding and no amounts have been drawn thereon.

We began the construction of our Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2014, we have received approximately $7.4 million in Mobility Funds. Of these funds, $1.3 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $6.1million was recorded as a liability to reduce future operating expenses. The balance sheet presentation is based on the timing of the expected recognition of the funds and accordingly, $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities.

Results of Operations

Three Months Ended September 30, 2013 and 2014

	Three Months Ended September 30,		Amount of Increase	Percent Increase
	2013	2014	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$32,796	$44,306	$11,510	35.1%
International Wireless	22,895	21,557	(1,338)	(5.8)
Wireline	21,504	21,531	27	0.1
Equipment and Other	2,155	1,999	(156)	(7.2)
Total revenue	79,350	89,393	10,043	12.7
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	14,112	16,018	1,906	13.5
Engineering and operations	9,509	9,788	279	2.9
Sales, marketing and customer services	4,370	5,489	1,119	25.6
Equipment expense	2,549	2,912	363	14.2
General and administrative	13,827	14,213	386	2.8
Transaction-related charges	2,610	(27)	(2,637)	(101.0)
Depreciation and amortization	12,335	12,842	507	4.1
Total operating expenses	59,312	61,235	1,923	3.2
Income from operations	20,038	28,158	8,120	40.5
OTHER INCOME (EXPENSE):
Interest income (expense), net	(7,141)	(13)	7,128	(99.8)
Unrealized loss on interest rate derivative contracts	(5,675)	—	5,675	(100.0)
Other income (expense), net	(226)	338	564	(249.6)
Other income (expense), net	(13,042)	325	13,367	(102.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,996	28,483	21,487	307.1
Income tax expense	2,481	9,569	7,088	285.7
INCOME FROM CONTINUING OPERATIONS	4,515	18,914	14,399	318.9
INCOME FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	(1,960)	—	1,960	100.0
Gain on sale of discontinued operations, net of tax	305,197	—	(305,197)	(100.0)
Income from discontinued operations	303,237	—	(303,237)	(100.0)
NET INCOME	307,752	18,914	(288,838)	(93.9)
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,945)	(2,747)	198	(6.7)
Discontinued operations	116	—	(116)	(100.0)
Disposal of discontinued operations	(28,699)	—	28,699	(100.0)
	(31,528)	(2,747)	28,781	(91.3)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$276,224	$16,167	$(260,057)	(94.1)%

U.S. Wireless revenue.  A substantial majority of U.S. wireless revenue consists of wholesale revenue. For the three months ended September 30, 2013 and 2014 wholesale revenue represented 97% and 95%, respectively, of total U.S. wireless revenue.  The remaining U.S. wireless revenue is composed of retail revenue generated by our operations in certain smaller rural markets covered by, or adjacent to, our wholesale network in the western United States. Wholesale revenue is generated by providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic.  The Company ended the third quarter with 716 wholesale-only base stations in service compared to 579 at the end of last year’s third quarter.  Data revenues accounted for 68% of U.S. wireless revenue for the three months ended September 30, 2014, compared to 56% in the three months ended September 30, 2013.

The capital investment needed to upgrade networks and expand our coverage areas to meet increasing market demands for mobile data services has typically been a substantial portion of our total capital investments.  In order to balance our customers’ need for our networks to be a cost effective solution for them, from time to time we may amend our roaming contracts to re-align traffic volumes, pricing and the contract length.

The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in our markets, reducing or eliminating their need for our services in those markets.

Occasionally we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area.   Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions.  In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and term.  These arrangements typically include a right, or “call option”, in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when such call option is exercised. For example, as previously disclosed, in December 2012, we sold a portion of our network to a carrier customer pursuant to a call option contained in our roaming and buildout agreement with that carrier.  This portion of network accounted for approximately $15.1 million in wholesale revenue during the year ended December 31, 2011 and $12.1 million during the nine months ended September 30, 2012.

We currently have one buildout arrangement of approximately 100 newly built cell sites, which arrangement provides the carrier with a call option to purchase such sites exercisable beginning no earlier than 2017. At this time, we cannot predict the level of roaming traffic that will develop on this newly built network or whether the call option will be exercised.

Our U.S. wireless revenue increased to $44.3 million for the three months ended September 30, 2014 from $32.8 million for the three months ended September 30, 2013, an increase of $11.5 million or 35.1%. The revenue growth was a result of increased data traffic volumes resulting from capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the coverage areas and number of base stations used in our wholesale network operations from 579 as of September 30, 2013 to 716 as of September 30, 2014.

We expect to see continued growth in domestic data traffic for the remainder of 2014 and into 2015, offset by an expected significant decline in contracted wholesale data prices.  As a result, we expect to see more modest year-on-year growth in U.S. Wireless revenue for the remainder of 2014.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands and Guyana.

For the nine months ended September 30, 2014, International wireless revenues accounted for approximately $24% of our consolidated revenues. International wireless revenue decreased by $1.3 million, or 5.7%, to $21.6 million for the three months ended September 30, 2014 from $22.9 million for the three months ended September 30, 2013. This decrease was due to a decrease in retail revenue of $0.9 million and by a decrease in wholesale roaming revenue of $0.4 million.

The decrease in retail revenue was primarily the result of a decrease in subscribers in Guyana.  As a result of strong competition, our total International Wireless subscribers, which include subscribers in our Island Wireless segment as well as Guyana, decreased from 327,000 subscribers as of September 30, 2013 to 320,000 subscribers as of September 30, 2014 of which 88% were prepaid subscribers.  The decrease in wholesale roaming revenues was the result of rate reductions in certain of our Island Wireless properties which we expect will continue to decline.

While we have historically experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods. Additionally, wholesale roaming revenues in these markets are subject to seasonality and can fluctuate between quarters.

Recent regulatory developments may affect the cost and timing of deploying network upgrades in Bermuda.  In October 2014, the Bermuda Regulatory Authority issued a draft decision that, if implemented, would potentially recapture and re-assign a portion of our existing Bermuda spectrum reserved for the launch of next generation services in accordance with our plans and demands of our customers.  The loss of such spectrum could damage our competitive position and limit our ability to grow.  Although we believe that we would be entitled to compensation for any involuntary recapture and re-assignment of our spectrum rights in Bermuda, we cannot be sure that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Regulatory Authority. Although we believe that the Regulatory Authority will make a decision on the matter in the near future, we cannot predict when or if the Regulatory Authority’s proposed action will be adopted, or, if adopted, the impact that its implementation will have on our International wireless revenues.

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

Wireline revenue remained relatively consistent at $21.5 million during the three months ended September 30, 2013 and 2014. Revenues from our domestic wireline businesses increased by $0.4 million as a result of higher wholesale long distance voice service revenue and increased wholesale transport operations as a result of our fiber network expansion in New York State.  This increase, however, was partially offset by a $0.4 million decline in wireline revenues in Guyana where increases in high speed data services were more than offset by decreases in local landline telephone revenue and international calls into Guyana.

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

We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See “Business—Guyana Regulation” in the Company’s 2013 Annual Report on Form 10-K.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets to retail customers, and other miscellaneous revenue items.

Equipment and other revenue decreased by $0.2 million, or 9.0% to $2.0 million for the three months ended September 30, 2014, from $2.2 million for the three months ended September 30, 2013. Equipment revenue decreased primarily as the result of a $0.4 million decrease in revenue in our International Integrated Telephony and Island Wireless segments as a result of a decrease in equipment sales offset by a $0.2 million increase in our U.S Wireless segment’s retail operations as a result of an increase in subscriber additions.

We believe that equipment and other revenue could increase as a result of gross subscriber additions, more aggressive subsidies driving demand for devices and the continued growth in smartphone penetration.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

Termination and access fees increased by $1.9 million, or 13.5%, from $14.1 million for the three months ended September 30, 2013 to $16.0 million for the three months ended September 30, 2014. This increase in our termination and access fees was incurred across all of our segments as a result of increased data traffic volumes but primarily within our U.S. Wireless segment which reported an increase of $1.2 million in these costs due to the expansion and upgrades to our networks.

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

Engineering and operations expenses increased by $0.3 million, or 3.2%, from $9.5 million to $9.8 million for the three months ended September 30, 2013 and 2014, respectively. The increase in engineering and operations expenses was primarily the result of increased maintenance costs on our network and billing systems in our International Integrated Telephony segment.

We expect that engineering and operations expenses will increase over time due to an expected increase in our network capacity and in the geographic expansion of our networks, both of which will require additional support.

Sales, marketing and customer service expenses.  Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $1.1 million, or 25.0%, from $4.4 million for the three months ended September 30, 2013 to $5.5 million for the three months ended September 30, 2014 primarily as the result of an increase of $0.9 million in our U.S.Wireless segment’s retail operations to support new coverage areas and its increasing revenues.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses increased by $0.4 million, or 16.0%, from $2.5 million for the three months ended September 30, 2013 to $2.9 million for the three months ended September 30, 2014 primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations.

We believe that equipment expenses could continue to rise, from time to time, as we may choose to raise device subsidies to attract and retain customers.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. If applicable, general and administrative expenses also include internal costs associated with our performance of due-diligence on possible acquisitions.

General and administrative expenses increased by $0.4 million, or 2.9% from $13.8 million for the three months ended September 30, 2013 to $14.2 million for the three months ended September 30, 2014 primarily as the result of a $0.2 million increase of corporate and shared services costs to support our increased revenues, and $0.4 million in our International Integrated Telephony segment to support the implementation of a new billing system.  These increases were partially offset by a $0.2 million decrease in our other operating segments, predominately our Island Wireless segment, as a result of overhead cost reduction measures.

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

We did not incur any transaction-related charges during the three months ended September 30, 2014 and there were $2.7 million of transaction-related charges, incurred in connection with our sale of our Alltel business, for the three months ended September 30, 2013.

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

Depreciation and amortization expenses increased by $0.5 million from $12.3 million for the three months ended September 30, 2013 to $12.8 million for the three months ended September 30, 2014.  The increase was primarily the result of a $0.4 million increase in depreciation expense in our U.S. Wireline network assets relating to our fiber network expansion in New York being placed into service during 2014.  In addition, our corporate overhead depreciation expense increased by $0.6 million due to retention of certain assets previously held by the Company’s Alltel business which were not sold to AT&T Mobility LLC in September 2013.  These increases were offset by a $0.5 million reduction in depreciation expense in the Company’s other operating segments as certain assets became fully depreciated in 2014.

We expect depreciation expense to increase as a result of ongoing network investments in our businesses.

Interest expense, net.  Interest expense, net represents interest expense and fees incurred on our outstanding credit facilities and interest rate derivatives, net of interest income earned on our cash balances.

Interest expense, net decreased $7.1 million from $7.1 million of expense for the three months ended September 30, 2013 to a nominal amount for the three months ended September 30, 2014.  The decrease was primarily the result of the repayment of our outstanding long-term debt in September 2013 and the termination of our interest rate derivative contracts in October 2013.  During the three months ended September 30, 2014, we had no borrowings outstanding under our credit facilities.

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

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended September 30, 2013 and 2014.

Income taxes.  Our effective tax rates for the three months ended September 30, 2013 and 2014 were 35.5% and 33.6%, respectively.  Our effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  Our effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $303.2 million for the three months ended September 30, 2013.  Income from discontinued operations, net of tax for the three months ended September 30, 2013 included a $2.0 million loss on the operations of our Alltel business and a $305.2 million gain on the sale of our Alltel business. We did not recognize any income from discontinued operations during the three months ended September 30, 2014.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $31.5 million and $2.7 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2013 and 2014, respectively. Included within these amounts was $28.6 million related to our discontinued operations for the three months ended September 30, 2013.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $16.2 million for the three months ended September 30, 2014 from $276.2 million for the three months ended September 30, 2013.

On a per share basis, net income decreased to $1.00 per diluted share from $17.43 per diluted share for the three months ended September 30, 2014 and 2013, respectively. Included within net income per diluted share for the three months ended September 30, 2013 was $0.12 of net loss per diluted share from discontinued operations and $17.45 of net income per diluted share relating to the gain on the sale of our Alltel business.

Nine Months Ended September 30, 2013 and 2014

	Nine Months Ended September 30,		Amount of Increase	Percent Increase
	2013	2014	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$80,597	$110,153	$29,556	36.7%
International Wireless	66,162	67,127	965	1.5
Wireline	62,945	64,344	1,399	2.2
Equipment and Other	6,103	6,212	109	1.8
Total revenue	215,807	247,836	32,029	14.8
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	40,768	48,110	7,342	18.0
Engineering and operations	28,349	28,939	590	2.1
Sales, marketing and customer services	13,646	15,440	1,794	13.1
Equipment expense	8,050	8,897	847	10.5
General and administrative	38,856	42,343	3,487	9.0
Transaction-related charges	2,674	341	(2,333)	(87.2)
Depreciation and amortization	36,517	37,752	1,235	3.4
Gain on disposition of long lived assets	(1,076)	—	1,076	(100.0)
Total operating expenses	167,784	181,822	14,038	8.4
Income from operations	48,023	66,014	17,991	37.5
OTHER INCOME (EXPENSE):
Interest income (expense), net	(12,126)	(220)	11,906	(98.2)
Unrealized loss on interest rate derivative contracts	(5,675)	—	5,675	(100.0)
Other income (expense), net	(198)	302	500	(252.5)
Other income (expense), net	(17,999)	82	18,081	(100.5)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	30,024	66,096	36,072	120.1
Income tax expense	11,294	22,460	11,166	98.9
INCOME FROM CONTINUING OPERATIONS	18,730	43,636	24,906	133.0
INCOME FROM DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of tax	5,166	—	(5,166)	(100.0)
Gain on sale of discontinued operations, net of tax	305,197	—	(305,197)	(100.0)
Income from discontinued operations	310,363	—	(310,363)	(100.0)
NET INCOME	329,093	43,636	(285,457)	(86.7)
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(5,934)	(8,116)	(2,182)	36.8
Discontinued operations	(601)	—	601	(100.0)
Disposal of discontinued operations	(28,699)	—	28,699	(100.0)
	(35,234)	(8,116)	27,118	(77.0)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$293,859	$35,520	$(258,339)	(87.9)%

U.S. wireless revenue. US wireless revenue increased by $29.6 million, or 36.7%, to $110.2 million for the nine months ended September 30, 2014, from $80.6 million for the nine months ended September 30, 2013. The revenue growth was a result of increased data traffic volumes resulting from capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the coverage area and number of base stations used in our wholesale network operations from 579 as of September 30, 2013 to 716 as of September 30, 2014.

International wireless revenue.  International wireless revenue increased by $0.9 million, or 1.4%, to $67.1 million for the nine months ended September 30, 2014, from $66.2 million for the nine months ended September 30, 2013. This increase was due to an increase in retail revenue of $1.1 million offset by a decrease in wholesale roaming revenue of $0.2 million.

The increase in retail revenues was a result of subscriber growth in our Island Wireless segment (which does not include Guyana) resulting in a $1.2 million increase in revenue offset by a decrease in revenue in Guyana of $0.3 million.  As a result of strong competition in Guyana, our total International Wireless subscribers, which include subscribers in our Island Wireless segment as well as Guyana, decreased from 327,000 subscribers as of September 30, 2013 to 320,000 subscribers as of September 30, 2014 of which 88% were prepaid subscribers.  The decrease in wholesale roaming revenues was the result of rate reductions in our Island Wireless segment which we expect will continue to decline, partially offset by increased volume.

Wireline revenue.  Wireline revenue increased by $1.4 million, or 2.2%, to $64.3 million for the nine months ended September 30, 2014, from $63.0 million during the nine months ended September 30, 2013. Revenues from our domestic wireline businesses increased by $3.5 million as a result of higher wholesale long distance voice service revenue and increased wholesale transport operations.  This increase, however, was partially offset by a $2.1 million decline in wireline revenues in our International Integrated Telephony segment, where an increase in high-speed data service revenue was more than offset by decreases in local landline revenue and inbound international calls.

Equipment and other revenue.  Equipment and other revenue increased by $0.1 million, or 1.6 % to $6.2 million for the nine months ended September 30, 2014, from $6.1 million for the nine months ended September 30, 2013. Equipment revenue primarily increased as the result of an increase in subscribers in our Island Wireless segment and in our U.S. Wireless segment’s retail operations where equipment revenues increased by $0.3 million and $0.4 million, respectively.  These increases were partially offset by a $0.6 million decrease in our International Integrated Telephony segment due to lower wireless subscriber additions.

Termination and access fee expenses. Termination and access fees increased by $7.3 million, or 17.9%, from $40.8 million for the nine months ended September 30, 2013 to $48.1 million for the nine months ended September 30, 2014. This increase in our termination and access fees was incurred across substantially all of our segments. Our U.S. Wireless segment reported an increase of $3.9 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Increased traffic volumes in our U.S. Wireline segment resulted in a $2.9 million increase in termination and access fees.  In addition, increased traffic volumes and roaming costs in our Island Wireless segment resulted in a $0.5 million increase in these costs.

Engineering and operations expenses.  Engineering and operations expenses increased by $0.6 million from $28.3 million to $28.9 million for the nine months ended September 30, 2013 and 2014, respectively.  The increase in engineering and operations was predominantly caused by an increase across most of our segments as a result of the expansion and upgrades to our networks partially offset by a decrease of $0.4 million in our Island Wireless segment due to its continuing realization of operational synergies, particularly in Bermuda.

Sales, marketing and customer service expenses.  Sales and marketing expenses increased by $1.8 million, or 13.2%, from $13.6 million for the nine months ended September 30, 2013 to $15.4 million for the nine months ended September 30, 2014. Sales and marketing expenses increased $1.6 million in our U.S.Wireless segment’s retail operations to support its increased revenues and subscriber base and increased $0.5 million in our U.S. Wireline segment’s wholesale transport services in New York State.  These increases were partially offset by a $0.3 million reduction in sales and marketing expense in our International Integrated Telephony segment.

Equipment expenses.  Equipment expenses increased by $0.8 million from $8.1 million for the nine months ended September 30, 2013 to $8.9 million for the nine months ended September 30, 2014, primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations.

General and administrative expenses.  General and administrative expenses increased by $3.5 million, or 9.0 % from $38.9 million for the nine months ended September 30, 2013 to $42.3 million for the nine months ended September 30, 2014 primarily as the result of an increase in overhead costs in our i )  corporate and shared services functions of $1.1 million in order to support our increased revenues; ii) U.S.

Wireline segment of $0.4 million in connection with bringing our expanded fiber network into service; iii) International Integrated Telephony segment of $1.5 million predominately to support the implementation of a new billing system and increased security costs iv) Island Wireless and U.S. Wireless segments in order to support their expanding network and customer bases.

Transaction-related charges.  We incurred $2.7 million of transaction-related charges relating to our sale of the Alltel business for the nine months ended September 30, 2013 and $0.3 million for the nine months ended September 30, 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $1.3 million from $36.5 million for the nine months ended September 30, 2013 to $37.8 million for the nine months ended September 30, 2014 respectively. The increase was primarily the result of a $1.1 million increase in depreciation expense in our U.S. Wireline network assets relating to our fiber network expansion in New York being placed into service during 2014.  In addition, our corporate overhead depreciation expense increased by $1.7 million due to retention of certain assets previously held by the Company’s Alltel business which were not sold to AT&T Mobility LLC in September 2013.  These increases were offset by a $1.5 million reduction in depreciation expense in the Company’s other operating segments as certain assets became fully depreciated in 2014.

Gain on disposal of long lived assets. During the nine months ended September 30, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest expense, net.  Interest expense, net decreased $11.9 million from $12.1 million to $0.2 million for the nine months ended September 30, 2013 and 2014, respectively.  The decrease was primarily the result of the repayment of our long-term debt in September 2013 and the termination of our interest rate derivative contracts in October 2013.

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

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the nine months ended September 30, 2013 and 2014.

Income taxes.  Our effective tax rates for the nine months ended September 30, 2013 and 2014 were 37.6% and 33.9%, respectively. Our effective tax rate declined in 2014 as the result of increased income in lower taxed jurisdictions, such as Bermuda, as compared to 2013.  Our effective tax rate in 2013 was higher than the statutory federal income tax rate of 35% (plus applicable statutory state income tax rates) due primarily to (i) the portion of our earnings that are taxed in Guyana at 45%, and (ii) a portion of our earnings that include losses generated in foreign jurisdictions for which we receive no tax benefit since these are non-tax jurisdictions.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $310.4 million for the nine months ended September 30, 2013.  Included within the income from discontinued operations, net of tax for the nine months ended September 30, 2013 was $305.2 million relating to the gain on the sale of our Alltel business.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $35.2 million and $8.1 million of income generated by our less than wholly-owned subsidiaries for the nine months ended September 30, 2013 and 2014, respectively. Included within these amounts was $29.3 million related to our discontinued operations for the nine months ended September 30, 2013.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased to $35.5 million for the nine months ended September 30, 2014 from $293.9 million for the nine months ended September 30, 2013.  Included within net income attributed to Atlantic Tele-Network, Inc. stockholders for the nine months ended September 30, 2013 is income from discontinued operations, net of non-controlling interests of $4.6 million and a gain on the sale of our Alltel business, net of non-controlling interests of $276.5 million.

On a per share basis, net income decreased to $2.22 per diluted share from $18.61 per diluted share for the nine months ended September 30, 2014 and 2013, respectively. Included within net income per diluted share for the nine months ended September 30, 2013 was $0.29 of net income per diluted share from discontinued operations and $17.51 of net income per diluted share relating to the gain on the sale of our Alltel business.

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

For the nine months ended September 30, 2013 and 2014, we spent approximately $55.2 million and $41.7 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Nine Months Ended September 30,
2013	$27,736	$9,039	$4,014	$11,231	$3,151	$55,171
2014	$26,496	$6,816	$3,966	$2,325	$2,096	$41,699

We are continuing to invest in upgrading and expanding our networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for the year ended December 31, 2014 will be between $60.0 million and $65.0 million.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Acquisitions and investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities.

We continue to explore opportunities to expand our existing communications properties and licenses or acquire new businesses in the United States, the Caribbean and elsewhere. Such acquisitions may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

As of September 30, 2014, we had approximately $384.4 million in cash and cash equivalents and $39.3 million of restricted cash from the sale of our Alltel business, and no long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We use cash-on-hand to make payments for income taxes. As of September 30, 2014, we have made tax payments for substantially all of the expected tax liability owed on the gain we recognized on the sale of the Alltel business.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2014, our Board declared dividends to our stockholders, which includes a $0.29 per share dividend declared on September 19, 2014 and paid on October 10, 2014, of $13.2 million. We have declared quarterly dividends for the last 64 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through September 30, 2014. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.   As of September 30, 2014, we had approximately $384.4 million in cash and cash equivalents, an increase of $27.8 million from the December 31, 2013 balance of $356.6 million. The increase is primarily attributable to cash provided by our operating activities of $51.0 million (which is net of income tax payments of $41.2 million during the nine months ended September 30, 2014, primarily related to taxes owed from the 2013 gain on the sale of the Alltel business), cash used for capital expenditures of $41.7 million partially offset by a decrease in restricted cash of $38.7 million and cash used in our financing activities of $21.6 million.  We also have restricted cash totaling $39.3 million as of September 30, 2014, primarily related to an indemnity escrow from our Alltel sale.  In addition, approximately $90.4 m of our cash balance is held in our businesses outside the United States, predominately Guyana and Bermuda.

Cash provided by operations.  Cash provided by operating activities was $51.0 million for the nine months ended September 30, 2014 and $84.5 million for the nine months ended September 30, 2013, a decrease of $33.5 million. During the nine months ended September 30, 2014, cash provided by operations was negatively impacted by a decrease in cash provided by our discontinued operations of $30.4 million.  Cash from our continuing operations decreased by $3.1 million, from $58.8 million to $55.7 million for the nine months ended September 30, 2013 and 2014, respectively. This decrease was primarily the result of an increase in net income (net of the effects of the 2013 income and gain on the sale from our discontinued operations) of $25.0 million offset by increased usages of $15.4 million for the payment of our accounts payable and accrued liabilities as well as an aggregate $12.2 million reduction in the amortization of debt discounts issuance costs and the loss on our interest rate derivative contracts as a result of our repayment of our long-term debt in 2013.

Cash used in investing activities.  Cash provided by investing activities was $657.9 million for the nine months ended September 30, 2013 and $1.6 million for the nine months ended September 30, 2014.  The $659.5 million decrease was predominately the result of cash of $711.5 million being provided by our discontinued operations during the nine months ended September 30, 2013, a decrease in restricted cash of $38.7 million and a decrease in capital expenditures of $13.5 million.  The nine months ended September 30, 2014 also included $1.4 million in proceeds from the sale and leaseback of certain network equipment used in our U.S. Wireless segment.  The $1.1 million gain on this sale is being deferred over ten years, the life of the lease which was entered into by us for the purpose of leasing the sold assets.

Cash used in financing activities.   Cash used in financing activities decreased by $263.1 million, from $284.7 million for the nine months ended September 30, 2013 to $21.6 million of cash for the nine months ended September 30, 2014.  The decrease in usage in 2014 was primarily the result of the 2013 repayments of our $272.1 million term loans subsequent to the sale of our Alltel business

Credit facilities.  We have a credit facility (the “Credit Facility”) which previously included two term loans and currently provides for a revolver loan of up to $100.0 million.  The revolver loan also has a $10.0 million swingline sub-facility and a $55.0 million letter of credit sub-facility for issuance in connection with our Mobility Fund Grant obligations (see Note 8) to the Condensed Consolidated Financial Statements.

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

The Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum leverage ratio of indebtedness to EBITDA, (ii) require a minimum debt service ratio of EBITDA to principal, interest and taxes payments and (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

Factors Affecting Sources of Liquidity

Internally generated funds.  The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

Restrictions under Credit Facility.  Our Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains financial covenants by us that (i) impose a maximum ratio of indebtedness to EBITDA (ii) require a minimum ratio of EBITDA to principal and interest payments and cash taxes and, (iii) require a minimum ratio of equity to consolidated assets. As of September 30, 2014, we were in compliance with all of the financial covenants of the Credit Facility.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We do not expect ASU No. 2014-15 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued a standards update on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after a requisite service period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect this standard update to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective beginning January 1, 2017, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  With the exception of GT&T, all of our foreign subsidiaries operate in jurisdictions where the U.S. dollar is the recognized currency. The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of December 31, 2013. For the three and nine months ended September 30, 2014, our Guyana revenues were negatively impacted by $0.5 million and $1.4 million, respectively. For the three and nine months ended September 30, 2014, our Guyana expenses were positively impacted by $0.3 million and $0.9 million, respectively. The exchange rate remained consistent at 210 Guyana dollars to 1 U.S. dollar during the nine months ended September 30, 2014. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of September 30, 2014, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective for the reasons described below.

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

Remediation Plan

As discussed in our Annual Report on Form 10-K, our management team took immediate action to begin remediating the material weaknesses, including (i) improving our technical ability to report information from the billing system to our financial reporting systems, (ii) providing increased training on our internal controls and procedures, including these remedial measures, to our personnel and (iii) providing additional enhanced local and centralized oversight and management of the accounting and IT services provided by our local personnel.  The Company believes that these procedures will remediate the material weaknesses described above. While certain aspects of these remedial actions have been completed, we expect these efforts to continue through 2014 as we continue to actively plan for and implement additional control procedures to improve our overall control environment.

Changes in internal control over financial reporting.  Except as noted above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.

We are actively evaluating acquisition, investment and other strategic opportunities, both domestic and international, in telecommunications and other industries, including in areas that may not be seen by the broader market as timely today. We may focus on opportunities that we believe have potential for long-term organic and strategic growth or that may otherwise satisfy our return and other investment criteria.  Any acquisition or investment that we might make outside of the telecommunications industry would pose the risk inherent in us entering into a new, unrelated business, including the ability of our holding company management team to effectively oversee the management team of such operations.  There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or divest any businesses or assets or that we will be able to successfully integrate the business or realize the perceived benefits of any acquisition. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. As of September 30, 2014, we had approximately $384.4 million in cash, cash equivalents and restricted cash primarily as a result of the proceeds from our Alltel Sale, and no long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that directly impact our business, including the following:

•evolving industry standards;

•requirements resulting from changing regulatory regimes;

•the allocation of radio frequency spectrum in which to license and operate advanced wireless services;

•ongoing improvements in the capacity and quality of digital technology;

•changes in end-user requirements and preferences;

•convergence between video and data services;

•development of data and broadband capabilities and rapidly expanding demand for those capabilities; and

•migration to new-generation services such as LTE or “4G” network technology.

For us to keep up with these technological changes and remain competitive, at a minimum we will be required to continue to make significant capital expenditures to add to our networks’ capacity, coverage and technical capability. For example, we have spent considerable amounts adding higher speed, higher capacity mobile data services to many of our networks in recent years and we think it likely that more such expenditures, including adding LTE mobile data technologies, will be needed over the next few years.

We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. For example, to accommodate the demand by our wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum, however, we have had difficulty finding spectrum for sale or on terms that are acceptable to us. In our Bermuda market, any action taken by the Regulatory Authority to recapture spectrum we currently hold would have an impact on our ability to deploy next generation mobile technologies.  In addition, usage of wireless voice or broadband services in excess of our expectations could strain our capacity, causing service disruptions and result in higher operating costs and capital expenditures. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us on attractive terms or at all. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost could have a material adverse effect on our ability to compete with carriers in our markets.

General economic factors, domestically and internationally, may adversely affect our business, financial condition and results of operations.

General economic factors could adversely affect demand for our products and services, require a change in the services we sell or have a significant impact in our operating costs.  Energy costs are historically volatile and are subject to fluctuations arising from changes in domestic and international supply and demand, labor costs, competition, market speculation, government regulations, or weather conditions. Rapid and significant changes in these and other commodity prices may affect our sales and profit margins.  General economic conditions can also be affected by the outbreak of war, acts of terrorism, or other significant national or international events.

                                                In addition, an economic downturn in our markets or the global market may lead to slower economic activity, increased unemployment, concerns about inflation, decreased consumer confidence and other adverse business conditions that could have an impact on our businesses. For example, among other things:

•                  A decrease in tourism could negatively affect revenues and growth opportunities from operations in the islands and in a number of areas covered by U.S. rural and wholesale wireless operations that serve tourist destinations.

•                  An increase in “bad debt”, or the amounts that we have to write off of our accounts receivable could result from our inability to collect subscription fees from our subscribers.

•                  We rely on the population of Guyanese living abroad who initiate calls to Guyana or are responsible for remittances to relatives living in Guyana. A prolonged economic downturn in the U.S. or Canadian economies could affect inbound calling and, therefore, our revenue in Guyana.

The impact, if any, that these events might have on us and our business, is uncertain.

Failure of network or information technology systems, including as a result of security breaches, could have an adverse effect on our business.

We are highly dependent on our information technology (IT) systems for the operation of our network, delivery of services to our customers and compilation of our financial results. Failure of these IT systems, through cyberattacks, breaches of security, or otherwise, may cause disruptions to our operations. Our inability to operate our network and backoffice systems as a result of such events, even for a limited period of time, may result in significant expenses and/ impact the timely and accurate delivery of our services or other information. Other risks that may also cause interruptions in service or reduced capacity for customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

In addition to the risk factors listed above and the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K as filed with the SEC on March 17, 2014. The risks described in our 2013 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended September 30, 2014.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
July 1, 2014 — July 31, 2014	—	$—	—	$2,919,965
August 1, 2014 — August 31, 2014	1,238	$58.91	—	$2,919,965
September 1, 2014 — September 30, 2014	—	$—	—	$2,919,965

(1)         Represents shares purchased on August 8, 2014 and August 28, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our common stock on the Nasdaq Stock Market on the date those shares were purchased

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

Atlantic Tele-Network, Inc.

Date: November 10, 2014	By:	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 10, 2014	By:	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer