Form 10-K
period 2014-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2015-03-16
CIK 879585

Use these links to rapidly review the document

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE December 31, 2012, 2013 and 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2014, was approximately $644 million based on the closing price of the registrant's Common Stock as reported on the NASDAQ Global Select Market.

          As of March 16, 2015, the registrant had 15,931,498 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K (this "Report") contains statements about future events and expectations, or forward-looking statements, all of which are inherently uncertain. We have based those forward-looking statements on our current expectations and projections about future results. When we use words such as "anticipates," "intends," "plans," "believes," "estimates," "expects," or similar expressions, we do so to identify forward-looking statements. Examples of forward-looking statements include statements we make regarding our business operations and plans, future economic and political conditions in the markets in which we operate, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, the pace of our network expansion and improvement, our future prospects for growth, our continued access to the credit and capital markets, our ability to maintain or increase our market share, demands for our services and industry trends, our future operating results and our future capital expenditure levels. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward-looking statements may be found under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and "Business," as well as in this Report generally.

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

 PART I

ITEM 1.    BUSINESS

Overview

        We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see "Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects."

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

  •
  Renewable Energy.  In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

        We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 16 to the Consolidated Financial Statements included in this Report.

        Our principal corporate offices are located at 600 Cummings Center, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619-1300.

Strategy

        The key elements of our strategy consist of the following:

  •
  Target Under-served Markets or Industries Where We Can Compete Successfully.  We operate our telecommunications businesses primarily in smaller, rural or under-served markets where we believe we are or will be one of the leading providers of telecommunications services. Our recent investment in our solar company has afforded us entry into an emerging industry in which we believe there are attractive investment return opportunities and potential to expand our business. Our businesses typically have strong local brand identities and market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base and revenues. We are particularly interested in investing in businesses that have the potential to provide a platform for future organic and strategic growth.

  •
  Collaborate with Local Management.  We believe that strong local management enhances our close relationship with customers and reduces risk. Wherever feasible, we seek to partner with local investors, owners or management teams who have demonstrated a successful track record or have extensive knowledge of the industry. We seek to enhance our strong market position by maintaining these relationships and by leveraging our comprehensive management experience and technical and financial expertise to assist them in further improving operations.

  •
  Maintain a Disciplined Earnings-Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions or dispositions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early- stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow potential. We consider new investments, acquisitions and dispositions on a disciplined, return-on-investment basis.

Our Services

Wireless Services

        We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Currently, the U.S. portion of our business constitutes a significant portion of our consolidated revenue. Our revenues from U.S. wireless services were approximately 37% of our consolidated revenues for each of fiscal years 2012 and 2013, and approximately 46% of our consolidated revenues for fiscal year 2014. Our U.S. wireless service revenues have historically had high operating margins and therefore contributed a large percentage of operating income.

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

        We currently have roaming agreements with approximately 60 United States- based wireless service providers and, as of December 31, 2014, had long- term roaming agreements with each of the four U.S. national wireless network operators: AT&T, Sprint, T-Mobile and Verizon Wireless. Our standard roaming agreements are usually terminable within 30 days. Occasionally, we may agree or strategically decide to build a new mobile network at a specified location as part of a long-term roaming agreement to offer our roaming partner pricing certainty in exchange for priority designation with respect to their customers' wireless traffic. Once we complete building a rural network, we then benefit from the use of that network under existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. In 2014, the four national wireless service providers together accounted for a substantial portion of our wholesale wireless revenues, with AT&T and Verizon accounting for 26% and 16%, respectively, of our consolidated revenue for the year.

        Network and Operations.    Our roaming network uses GSM/GPRS technology that often will be deployed at a single cell site location along with CDMA coverage in order to maximize revenue opportunities. The majority of our GSM/GPRS sites are equipped with EDGE data technologies. In 2015, we plan to continue the efforts we began in the 2013 fiscal year to install UMTS and other advanced mobile technologies in many areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

        As of December 31, 2014, we owned and operated a total of approximately 760 base stations on nearly 500 owned and leased sites, a Network Operations Center (or "NOC") and a switching center. Our switching center routes calls, supervises call originations and terminations at cell sites and manages call handoffs. This location also houses platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24-hour, year-round monitoring of our network to ensure quality and reliable service to our customers. In 2014, we continued to expand and improve our network, adding nearly 175 new base stations and approximately 115 new sites and upgrading more than 75 sites to more advanced mobile data technologies.

        Competition.    We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive challenge we face in our U.S. wholesale wireless business is the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our services in those markets.

        Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and term. These arrangements typically include a right, or "call option", in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when the call option is exercised. For example, as previously disclosed, in December 2012, we sold a portion of our network to a carrier customer pursuant to a call option contained in a roaming and buildout agreement with that carrier. We currently have one buildout arrangement of approximately 100 newly built cell sites that provides the carrier with a call option to purchase such sites exercisable beginning no earlier than 2018. This portion of network accounted for approximately $6.5 million in wholesale revenue during the three months ended December 31, 2014. At this time, we cannot predict the level of roaming traffic that we will receive on this newly built network or whether the call option will be exercised.

        Our ability to maintain appropriate capacity and relevant technology to respond to our roaming partners' needs also shapes our competitive profile in the markets in which we operate.

  Island Wireless Segment

        We provide wireless voice and data service to retail and business customers in Bermuda. In May 2011, we merged our Bermuda operations with that of another wireless provider in Bermuda, bringing our combined market share to just over a majority of subscribers in Bermuda. As a result of the merger, our 58% ownership interest was reduced to a controlling 43% interest in the combined entity, which we continue to control through majority board membership. We also provide wireless voice and data service in Turks and Caicos, the U.S. Virgin Islands and in Aruba under different brand names. We provide roaming services for many of the largest U.S providers' customers visiting these islands.

        Products and Services.    In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which allow customers to select a plan with a given amount of voice minutes, text messaging, data and other features that recur on a monthly basis. A substantial majority of our customers in other markets in our Island Wireless segment subscribe to our prepaid plans, which require customers to purchase an amount of voice minutes, text messages or data prior to use. In the U.S. Virgin Islands and other island markets, we also provide Internet access services via a variety of wireless broadband technologies. At December 31, 2014, we had approximately 66,000 retail subscribers in our Island Wireless segment.

        Network.    We currently operate multiple advanced wireless voice and data technologies in our island markets in the 850 and 1900 MHz frequency bands, including GSM/EDGE, UMTS/HSPA+ and CDMA/EVDO. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Off-island connectivity is provided by leased, fiber-based interconnections.

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

        On February 12, 2015, we signed an agreement to sell certain assets of our retail wireless business in the Turks and Caicos islands to Cable & Wireless (TCI) Limited. We expect this transaction will be completed in the first quarter of 2015. For additional information, see Note 18 to the Consolidated Financial Statements included in this Report.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment includes wireless telephone service we offer in Guyana. We offer these services in the vast majority of populated areas, including Georgetown (Guyana's capital and largest city) and the surrounding area and substantially all of the country's coastal plain where the majority of its population is concentrated. As of December 31, 2014, we had approximately 258,000 wireless subscribers, down 2% from approximately 263,000 subscribers as of December 31, 2013. As of December 31, 2014, more than 96% of our wireless subscribers in Guyana were on prepaid plans.

        Network.    Our GSM network operates in approximately 12 MHz of spectrum in the 900 MHz band and 36 MHz of spectrum in the 1800 MHz band. We estimate that substantially all of the country's population resides in areas covered by our wireless network.

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

        Competition.    We provide wireless services in Guyana pursuant to a non-exclusive license. Digicel, our competitor, entered the market in late 2006 and has used an aggressive marketing approach to acquire, and now retain, market share. However, our continued investments in our network and customer offerings have enabled us to retain substantially all of our market share of customers. We believe we compete for customers primarily based on price, promotions, coverage and quality of service.

Wireline Services

        Our wireline services include operations in Guyana and the mainland United States. Our revenues from wireline services were approximately 31%, 29% and 25% for fiscal years 2012, 2013 and 2014, respectively, of our consolidated revenues.

  International Integrated Telephony Segment

        A portion of our International Integrated Telephony segment consists of wireline services we provide in Guyana, where we are the exclusive licensed provider of domestic wireline local and long-distance telephone services into and out of the country. As of December 31, 2014, we had approximately 160,000 access lines in service, which represent both residential and commercial subscribers. This represents an increase of approximately 2%, or 3,000 net new lines, compared to lines in service at December 31, 2013. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities, and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two -thirds of the wireline local telephone service revenue while commercial customers account for approximately one -third. We also provide high-speed DSL Internet service in Guyana, which accounted for 14% of our revenues in our International Integrated Telephony segment in 2014. As of December 31, 2014, we had approximately 34,000 Internet customers, a decrease of 8% from approximately 37,000 customers at the end of 2013.

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

        Our international long-distance network is linked with the rest of the world principally through our fiber-optic submarine cable into Guyana, through our ownership of a portion of the Americas II undersea fiber-optic cable and by leasing capacity on several other cables. The Suriname-Guyana Submarine Cable System, which we co-own with Telesur, the government-owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services such as Internet service. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

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

        Network.    We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate high capacity fiber-optic ring networks in Vermont and New York State that we use to connect our enterprise markets and to provide wholesale data transport services to other carriers. As of December 31, 2014, we had approximately 192,000 business and 4,000 residential access line equivalents ("ALEs"), in billing. ALEs are calculated by determining the number of individual voice or data lines, in 64 kbps segments, that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2014, we also provided broadband services to approximately 4,000 accounts in Vermont and western New Hampshire.

        In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of a 1,300 mile fiber-optic, middle-mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber-optic middle mile network in Vermont. Our New York project was completed in 2013 and our Vermont project was completed in 2014.

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

        Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers, which are served by our direct sales force. We expect to expand our customer base in New York State to include more large-scale end users such as large enterprises, governmental agencies and educational institutions, and with the completion of our Vermont stimulus project build in the fourth quarter of 2014, to add wholesale transport and capacity customers in Vermont.

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

Renewable Energy Services

        On December 24, 2014, we acquired a provider of distributed generation solar power services in the United States, specifically, in Massachusetts, California and New Jersey (the "Ahana Acquisition"). As of December 31, 2014, we owned and operated 28 commercial solar projects at 59 sites (each, a "Facility") with an aggregate 45.7 megawatts DC ("MWs") of electricity generating capacity. We own the Facilities through various indirect subsidiaries that were formed for the purpose of financing the development of, and owning and operating, the Facilities (the "Special Purpose Entities").

        Services.    Generally, our solar projects are in the "commercial and industrial" (C&I) sector of the solar market, which is distinguished from utilities and residential customers. Our customers or "offtakers" include high-credit quality corporates, utilities, schools, and municipalities, which purchase electricity from us under the terms of long-term power purchase agreements ("PPAs"). Each Facility is built on the customer's owned or leased site and reduces the customer's dependence on traditional energy suppliers, thereby mitigating the price volatility often associated with traditional energy suppliers and transmissions systems. Our PPA terms range from ten to twenty-five years in duration and are typically priced at or below local retail electricity rates, allowing the customer to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, the PPAs provide us with high-quality contracted cash flows, which will continue over their average remaining life, weighted by MWs, of 14.4 years as of December 31, 2014. Certain of our PPAs provide for early termination for a variety of reasons, including in the event that (a) an offtaker is unable to appropriate funds from state and local governments, (b) there is a change of law that substantially reduces the value of utility credits, (c) termination for convenience, or (d) the Facility causes damage to the premises or roof and our customer fails to repair or causes the customer to be in violation of law, or the customer ceases to hold tenancy or fee interest in the premises. All of our Facilities have been in commercial operation for at least a year and are located as follows:

State	Number of Facilities	Total Capacity (MW-DC)
California	33	17.271
Massachusetts	16	26.999
New Jersey	10	1.524

Total	59	45.794

        In developing each solar project, we facilitate the project's design, development and construction and obtain project-level financing, and we take a controlling interest in the Special Purpose Entity that owns the project Facility in exchange for a PPA. Our solar projects may be financed using a combination of tax equity, bank financing that we secure and our cash on hand. A substantial majority of our acquired Facilities received tax equity financing, pursuant to which third party investors hold equity in the Special Purpose Entities that were formed to finance the development of, and own and operate, such Facilities. In return, the tax equity investors receive a preferred return on their investment up to a contractually agreed amount and the benefits of various tax credits those Facilities generate. In addition, the Facilities located in California receive revenue from performance based incentive payments ("PBIs") and those located in Massachusetts and New Jersey receive revenue from the sale of solar renewable energy credit ("SREC") contracts, which revenue we retain as the Facilities' operator. In the future, we intend to focus on growing our project portfolio through additional investments with high credit quality offtakers in markets that offer favorable government policies to encourage renewable energy projects and where our projects can generate electricity at a cost that is less than or equal to the price of purchasing power from traditional energy sources.

        We contract with utilities through an interconnection agreement to export excess energy generated by our Facilities to another offtaker and/or the utility electrical grid.

  Infrastructure.

        Our existing Facilities are comprised of rooftop, ground-mounted and elevated solar support structure photovoltaic ("PV") installations. Our Facilities are located on our customers' buildings, parking structures, landfill sites and other locations pursuant to leases or easements granted to us by our customers. These Facilities use crystalline silicon PV modules mounted in ballasted, tracking or roof penetrating fixed-tilt configurations. All of our existing Facilities were designed, engineered and constructed by Borrego Solar Systems, Inc. ("Borrego"), a former sister company of our acquired solar operations, pursuant to engineering, procurement and construction, or "EPC", agreements. Borrego now also maintains our Facilities at a committed fee through long-term Operations and Maintenance Agreements ("O&M Agreements"). Each O&M Agreement commits Borrego to provide maintenance of a Facility for ten years after such Facility is placed in service, including systems monitoring and troubleshooting, inspection, preventative maintenance and any other services on an as-needed basis at our request at an additional cost.

        We are dependent on a limited number of key suppliers for the PV modules that we purchase for installation at our Facilities, with the majority of Facilities constructed with PV modules supplied by Yingli Green Energy Holding Company Limited, a Chinese company that sources cells from Taiwanese manufactures and assembles them in China. Typically, the PV modules carry materials and workmanship warranties from 5-10 years in duration, with power warranties for a 25-year useful life.

  Competition.

        We compete within the traditional electric power industry, as well as with larger solar energy companies that may have greater financial resources or brand name recognition than we do, disadvantaging our ability to attract new customers. The solar energy industry is highly competitive and continually evolving and as such, we expect to compete for future project opportunities with new entrants in the distribution solar energy generation industry as well. We believe that we compete with the traditional utilities primarily based on price and the predictability of that price, while we compete with other solar energy providers based on our ability to structure the development and financing of a project for our potential customers or developers on favorable terms.

Employees

        As of December 31, 2014, we had approximately 1,000 employees, of whom approximately 400 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ our executive management team and staff. More than half of our Guyana full-time work force is represented by the Guyana Postal and Telecommunications Workers Union. We do not have any other union employees. We believe we have good relations with our employees.

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

U.S. Federal Regulation

        Our wireless and wireline operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or "Communications Act"), the implementing regulations adopted thereunder by the Federal Communications Commission ("FCC"), judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes. Our solar operations are regulated by the Federal Energy Regulatory Commission ("FERC") and the mandatory reliability requirements imposed by the North American Electric Reliability Corporation.

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

        Licenses.    We provide our wireless services under various commercial mobile radio services (or "CMRS") licenses, such as cellular, broadband Personal Communications Services (or "PCS") or 700 MHz licenses, and broadband radio service (or "BRS") licenses granted by the FCC and pursuant to leases of spectrum from FCC-licensed operators. Some of these licenses are site- based while others cover specified geographic market areas, typically Cellular Market Areas (or "CMAs") and Basic Trading Areas (or "BTAs"), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally allocates CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC. There is no certainty as to whether or not such additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of the auction of any such spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

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

        In reviewing proposed transactions that involve the transfer or assignment of mobile wireless spectrum, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. The FCC in June 2014 adopted an Order which updated the spectrum screen that the FCC uses in order to conduct its competitive review of proposed secondary market transactions. The FCC's Order continued the FCC's policy of conducting a case-by-case analysis of a combined entity's spectrum screen holdings for proposed transactions, revised its existing spectrum screen to reflect the current suitability and availability of spectrum for mobile wireless services, and adopted certain limitations with respect to the purchase and transfer of 600 MHz spectrum. A transaction will trigger additional FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 141 MHz, 163.5 MHz, 171 MHz, or 194 MHz, depending on the availability of BRS and Advanced Wireless Services (or "AWS") spectrum in an overlap area. A transaction will also be reviewed by the FCC with heightened scrutiny if it will result in the resulting entity having over 45 MHz of spectrum under 1 GHz. The FCC's additional scrutiny would also be triggered if a proposed transaction results in a material change in the post-transaction market share in a particular market as measured by the Herfindahl-Hirschman Index. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry. Various parties have filed petitions for reconsideration of the FCC Order revising the spectrum screen, and we are unable to predict with any certainty the likely timing or outcome of these petitions.

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

        The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E-911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market-by- market basis as emergency service providers request the implementation of E- 911 services within their locales. As part of its E-911 initiatives, the FCC recently adopted stronger rules regarding E-911 location accuracy. The extent to which we are required to deploy E-911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

        In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic 'bounce-back' text message to consumers who try to text 911 where text-to-911 is not available, indicating the unavailability of such services. In August 2014, the FCC required all wireless carriers, such as ourselves, as well as other providers of interconnected text messaging applications, to be capable of supporting text-to-911 service by December 31, 2014, and to provide such service to requesting PSAPs by June 30, 2015 or six months after a request from a PSAP, whichever is later. The FCC has also sought further comment regarding additional regulations pertaining to the provision of text-to-911 service.

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

        The FCC has long required CMRS providers to permit customers of other carriers to roam "manually" on their networks, for example, by supplying a credit card number, provided that the roaming customer's handset is technically capable of accessing the roamed-on network. The FCC has also ruled that automatic voice roaming is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non-discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic voice roaming obligation extends to services such as ours that are real-time, two-way switched voice or data services that are interconnected with the public switched network and utilize an in- network switching facility that enables the provider to reuse frequencies and accomplish seamless hand-off of subscriber calls. The FCC has held that the automatic voice roaming obligations of broadband CMRS providers extend to both in-market and out-of-market automatic voice roaming provided that the request is reasonable. In assessing whether a particular roaming request is reasonable, the FCC will consider the totality of the circumstances and may consider a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available. In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, should be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. The FCC may use a number of factors to determine commercial reasonableness of a particular request for such automatic data roaming services, including the technical compatibility of the roamer, the extent of the requesting carrier's build-out where it holds spectrum, and whether alternative roaming partners are available.

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

Wireless and Wireline Services

        Universal Service.    In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or "USF"), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high-cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue and some states have similar programs that also require contribution. The FCC is examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States and the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies and we are subject to audit by the Universal Service Administration Corporation (or "USAC"). We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

        In November 2011, the FCC released an order reforming the USF program to phase out the current level of high-cost USF support for wireless carriers over a period of five years, beginning in 2012. The scheduled phase out, however, was suspended in 2013 as the FCC addresses a delay in implementing phase two of its Mobility Fund program. Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, we believe the changes are likely to impact our USF funding negatively, and consequently, our efforts to build and maintain networks in certain rural markets and our ability to provide services currently offered to very low income consumers supported by USF funds. The FCC's overhaul of the rules governing the distribution of USF currently are subject to various petitions before the United States Supreme Court and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions. As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the use of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or under-served by voice and broadband service providers and will be initiated during the phase out of USF support.

        During this five year phase-out period, the FCC began distributing funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one-time distribution of up to $300 million intended to stimulate third- and fourth-generation wireless coverage in unserved and under-served geographic areas. A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $21.7 million in one-time support to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements.

        Intercarrier Compensation.    Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, we currently receive compensation from other carriers and also pay compensation to other carriers. The FCC, in October 2011, significantly revised its intercarrier compensation regime. Under the revised intercarrier compensation regime, where there is no pre-existing agreement between a CMRS carrier and a local exchange carrier (or "LEC") for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill-and-keep regime, in which each carrier agrees to terminate calls from the other at no charge. The FCC's new intercarrier compensation regime also sets forth a transition schedule that will eventually result in the exchange of traffic between telecommunications carriers being exchanged on a bill-and-keep basis. The FCC's new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. We cannot predict the impact of any changes to these requirements on the amounts that we pay or receive. The FCC's overhaul of the rules governing intercarrier compensation currently are subject to various petitions before the United States Supreme Court and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions.

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

        We provide Internet access services as an Internet service provider (or "ISP"). The FCC currently has classified such services as information services, so they are not subject to various regulatory obligations that are imposed on common carriers, such as paying access charges or contributing to the Universal Service Fund, however, the FCC is examining whether to reclassify such services as telecommunications services, as noted in further detail below. The FCC generally preempts state and local regulation of information services. While the FCC to date has declined to classify interconnected VoIP service as a telecommunications service or information service, it has imposed a number of consumer protection and public safety obligations on interconnected VoIP providers, relying in large part on its general ancillary jurisdiction powers. To the extent that we provide interconnected VoIP service we will be subject to a number of these obligations.

        In December 2010, the FCC adopted network neutrality regulations that would apply to broadband Internet access services, including those offered by us. The transparency rule, which applies to both fixed and mobile wireless Internet access service providers, requires providers to make available relevant information regarding network management practices to the consumers who purchase their services and to content, application and service providers who seek access to a carrier's network. Mobile wireless broadband Internet providers also would not be able to block consumers from accessing lawful websites, nor block applications that compete with the provider's voice or video telephony services, subject to a reasonable network management exception. In early 2014, the Court of Appeals for the District of Columbia vacated all of the network neutrality regulations as currently constituted, with the exception of the transparency rule, as exceeding the FCC's authority. The FCC adopted revised net neutrality rules in February 2015. The rules consist of stricter regulations on wireless providers than were adopted in 2010, as well as the reclassification of broadband Internet access as a Title II telecommunications service, among other additional regulations. When available for public review, we intend to evaluate these additional rules, which could potentially require capital expenditures to comply with the additional FCC regulatory mandates. We expect the rules to be challenged in court by a number of parties, but we cannot predict with any certainty the likely timing or outcome of any such appeals.

Obligations Due to Economic Stimulus Grants

        Three of our subsidiaries have received awards from the Broadband Technology Opportunities Program ("BTOP") of the U.S. Department of Commerce ("DOC") pursuant to the American Recovery and Reinvestment Act of 2009 ("ARRA"). As a BTOP awardee, we are subject to the various terms and conditions included in the agency's Notice of Funds Availability published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non- Discrimination requirements by which any awardee must comply with the following requirements: (i) adhere to the principles contained in the FCC's Internet Policy Statement (FCC 05-151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. While FCC rules regarding these issues may apply to all our operations, these particular requirements apply only to our BTOP-funded projects.

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

  Renewable Energy Services

        All of our currently owned projects in operation are solar "qualifying facilities" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). As such, the projects and the respective project company that own the projects are exempt from ratemaking and certain other regulatory provisions of the Federal Power Act, as amended ("FPA"), and from state organizational and financial regulation of electric utilities.

        Our projects are also subject to compliance with the applicable mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by FERC under the FPA.

        Additionally, certain of the project companies that own projects or the "offtakers" of the electricity from the projects have entered into interconnection agreements with the local utility that allows the project companies or the offtakers to deliver excess electricity to the utility distribution system. In almost all cases, interconnection agreements are standard form agreements that have been preapproved by the local public utility commission or other state regulatory agencies with jurisdiction over interconnection agreements.

U.S. State Regulation (Telecommunications)

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

        Licenses.    GT&T provides domestic fixed (both wireline and wireless) and international voice and data services in Guyana pursuant to a License from the Government of Guyana granting GT&T the exclusive right to provide the following: public telephone, radio telephone, and pay telephone services; domestic fixed services (both wireline and wireless); international voice and data services; sale of advertising in any telephone directories; and switched or non- switched private line service. The License, which was issued in December 1990, had an initial 20-year term. Pursuant to the License, GT&T also provides mobile wireless telephone service in Guyana on a non-exclusive basis pursuant to an initial twenty-year term. This License is renewable at GT&T's sole option for an additional term of 20 years. In November 2009, GT&T notified the Government of its election to renew both the exclusive and non- exclusive license grants for an additional period of 20 years. In exercising this option, GT&T reiterated to the Government that GT&T and the Company would be willing to voluntarily relinquish the exclusivity aspect of GT&T's licenses, but only as part of an overall negotiated settlement with the Government. On December 15, 2010, the Government, through the Office of the President, sent a letter to GT&T indicating that GT&T's License was renewed until such time as a new legislative and regulatory regime to reform the telecommunications sector in Guyana is brought into force; however, GT&T formally notified the Government that it is entitled to an unconditional renewal of both the exclusive and non-exclusive license grants for an additional period of twenty years or until such time as GT&T and the Company enter into a negotiated settlement with the Government.

        PUC Law and Telecommunications Law.    The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. As a general matter, the PUC has authority to regulate GT&T's domestic and international telecommunications services and rates and to require GT&T to supply certain technical, administrative and financial information as it may request. The PUC claims broad authority to review and amend any of GT&T's programs for development and expansion of facilities or services, although GT&T has challenged the PUC's view on the scope of its authority. For a description of recent actions of the PUC, see Note 14 to the Consolidated Financial Statements included in this Report.

        Regulatory Developments.    Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on many occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. This proposed legislation would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While no action has been taken on the proposed legislation since 2012, we cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

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

Caribbean and Bermuda Regulation

        In Bermuda, we were historically subject to Bermuda's Telecommunications Act of 1986 that authorized it to use spectrum to deliver services under its "Class B" license. Beginning in 2013, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector. As the government of Bermuda reforms the local telecommunications market it has adopted new and amended regulations that establish regulatory and other fees, additional regulation and result in other circumstances that could increase our regulatory costs or otherwise impact our operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision that, if implemented, would prevent us from using a portion of existing spectrum held by us in Bermuda reserved for the launch of next generation services in accordance with our plans and demands of our customers in Bermuda. While we have appealed the decision, if it is implemented, it could damage the competitive position of our Bermuda business and limit its ability to grow.

        The term of the Company's telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). The Company is continuing to operate as it is actively contesting the assessment of such fee.

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

        We are actively evaluating acquisition, investment and other strategic opportunities, both domestic and international, in telecommunications, energy-related and other industries, including in areas that may not be seen by the broader market as timely today. We may focus on opportunities that we believe have potential for long-term organic and strategic growth or that may otherwise satisfy our return and other investment criteria. Any acquisition or investment that we might make outside of the telecommunications industry would pose the risk inherent in us entering into a new, unrelated business, including the ability of our holding company management team to effectively oversee the management team of such operations. There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or divest any businesses or assets or that we will be able to successfully integrate the business or realize the perceived benefits of any acquisition. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. As of December 31, 2014, we had approximately $370 million in cash, cash equivalents and restricted cash primarily as a result of the proceeds from our Alltel Sale, and only approximately $33 million of long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Following the Alltel Sale, our reliance on revenues derived from services in our International Integrated Telephony and Island Wireless segments has substantially increased.

        Revenues derived from our Alltel business generated approximately 50% of our wholesale revenues and approximately 63% of our total consolidated revenues for the year ended December 31, 2012 and 38% of our wholesale revenues and approximately 58% of our total consolidated revenues for the nine-month period ended September 30, 2013. Following the Alltel Sale, our U.S. wireless wholesale revenues have substantially decreased, and approximately 46% of our total consolidated revenues are derived from our U.S. wholesale wireless business, 26% from our International Integrated Telephony segment in Guyana and 28% from all other segments as of December 31, 2014. As a result, our exposure to political and regulatory uncertainty in Guyana and the Caribbean will have a greater impact on our revenues as a whole. We cannot guarantee that we will be able to find growth or expansion opportunities in the United States or other jurisdictions that provide more regulatory or political certainty to our investors.

Risks Related to our Wireless Businesses

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers.

        A substantial portion of our U.S. Wireless revenue is generated from four national wireless service providers. Our U.S. Wireless revenues accounted for approximately 46% of our consolidated revenue and approximately 97% of our operating income in 2014.

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

        Demand for smartphones and data services continues to grow across all of our wireless markets and our value to our customers in some markets depends in part on our network's ability to provide high-quality and high capacity network service to smartphone devices. Indeed, much of the revenue growth in our U.S. Wireless segment in 2014 was attributable to increased demand for data services. However, if data usage increases faster than we anticipate and exceeds the then-available capacity of any of our networks, our costs to deliver roaming services may be higher than we anticipate or the quality of our service may be negatively affected. In addition, the dearth of available spectrum in our industry means that we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all to ensure our ability to maintain or grow our business and traffic volumes. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our wholesale roaming partners' demand for these services without substantial upgrades and additional capital expenditures, which could have an adverse effect on our results of operations and financial condition.

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

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on many occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. The proposed legislation would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. We cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

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

Other Risks Relating to Our Telecommunications Businesses

The loss of certain licenses could adversely affect our ability to provide wireless and broadband services.

        In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten-year periods by filing renewal applications with the FCC. Our wireless licenses in the U.S. expire between 2015 and 2019. While we intend to renew our licenses expiring this year, the renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software.

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

  •
  the allocation of radio frequency spectrum in which to license and operate advanced wireless services;

  •
  ongoing improvements in the capacity and quality of digital technology;

  •
  changes in end-user requirements and preferences;

  •
  convergence between video and data services;

  •
  development of data and broadband capabilities and rapidly expanding demand for those capabilities; and

  •
  migration to new-generation services such as LTE or "4G" network technology.

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

        We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. For example, to accommodate the demand by our wireless customers for next-generation advanced wireless products such as high-speed data and streaming video, we may be required to purchase additional spectrum, however, we have had difficulty finding spectrum for sale or on terms that are acceptable to us. In our Bermuda market, the action taken by the Regulatory Authority to recapture spectrum we currently hold will, if implemented, have an impact on our ability to deploy next generation mobile technologies. In addition, usage of wireless voice or broadband services in excess of our expectations could strain our capacity, causing service disruptions and result in higher operating costs and capital expenditures. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us on attractive terms or at all. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost could have a material adverse effect on our ability to compete with carriers in our markets.

Risks Related to Our Renewable Energy Business

Our Facilities have a limited operating history.

        All of our Facilities are newly constructed and consequently have limited operating histories. Our expectations about the performance of these Facilities are based on assumptions and estimates made without the benefit of operating history. There can be no assurance that our Facilities will perform as anticipated or projected and the failure of these Facilities to perform as we expect could have a material adverse effect on the financial condition, results of operations and cash flows of our Renewable Energy segment.

Our revenues are dependent on the performance and effectiveness of our PPAs.

        The cash flow from the PPAs, PBIs and SRECs is significantly affected by our ability to collect payments from offtakers under our PPAs. While all of our current customers are high-quality credit entities, if for any reason these customers are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power or otherwise terminate such agreements, this non-payment or our inability to perform our obligations under the PPAs could have a material adverse effect on our revenues. For instance, our inability to meet certain operating thresholds or performance measures under certain of our PPAs within specified time periods exposes us to the risk of covering the cost of any shortfall or early termination by such customer.

        Certain of our PPAs provide for early termination for a variety of reasons, including in the event that (a) an offtaker is unable to appropriate funds from state and local governments, (b) there is a change of law that substantially reduces the value of utility credits, (c) termination for convenience, or (d) the Facility causes damage to the premises or roof and our customer fails to repair or causes the customer to be in violation of law, or the customer ceases to hold tenancy or fee interest in the premises. While we would be entitled to a termination fee (typically set at the terminal value of the PPA) in most cases, the termination fee might not be a sufficient substitute for the payments otherwise due under the PPAs. There can be no assurances that such appropriations will be made or timely made in any given year or that tax or other incentives continued to be available for the purchase of solar energy. In the event a PPA for one or more of our projects is terminated or payments are not made (or not made in a timely manner) pursuant to such provisions, it could materially and adversely affect our results of operations and financial condition. We cannot provide any assurance that PPAs containing such provisions will not be terminated or, in the event of termination, we will be able to enter into a replacement PPA. Moreover, any replacement PPA may be on terms less favorable to us than the PPA that was terminated.

Our revenue may be exposed to inflation-based price increases or other external factors.

        Certain of our PPAs do not contain inflation based price increases, resulting in an average, weighted by MW, escalator on our PPAs of 1.11%. To the extent that we experience high rates of inflation we may experience increased operation costs and decreased revenues. In addition, a portion of the revenues under certain of the PPAs for our solar energy projects are subject to price adjustments triggered by a decrease in the market price of electricity over time. This would also have a negative impact on our ability to attract new customers and increase our portfolio, as we believe that an offtaker's decision to develop our solar projects is primarily driven by a desire to decrease their traditional energy costs. If we are unable to negotiate more favorable pricing, it could have a material adverse impact on the financial condition, results of operations and cash flows of our Renewable Energy segment. We also believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing, which could adversely affect our results of operations.

We are reliant on a key vendor for operation, maintenance and interconnection of our Facilities.

        Pursuant to our O&M Agreements, our O&M vendor is required to operate and maintain our Facilities. While this vendor is obligated to indemnify us to the extent it fails to perform under our O&M Agreements, any such failure could cause a delay or reduction in payments under our PPAs. Additionally, we contract with utilities through an interconnection agreement to export excess energy generated by our Facilities to an offtaker and/or the utility electrical grid. Our O&M vendor is required to perform our obligations under the interconnection agreement. If our O&M vendor fails to so perform and interconnection is lost, our offtakers will not receive any energy or net metering credits from such Facility nor a bill credit for energy that would otherwise have been exported to the utility and we may be required to cover these amounts under our PPAs.

The growth of our solar business is dependent on our ability to identify and acquire additional solar projects on favorable terms.

        Our business strategy for our Renewable Energy segment is to grow via acquisition and development of additional energy generation assets, with a current focus on solar distributed generation. In order to do so, we are reliant on management to effectively identify and consummate acquisition or new project opportunities on a timely basis and on favorable terms. The number of acquisition and development opportunities is limited, and we compete with some organizations with greater size, scale and resources. In addition, the design, construction and operation of solar energy projects are highly regulated, require various governmental approvals and permits, including environmental approvals and permits, and may be subject to the imposition of related conditions that vary by jurisdiction. We cannot predict whether all permits required for a given project will be granted or granted on terms that are favorable to our business plans. If we are unable to grow our Renewable Energy segment, we may not be able to succeed with our overall business growth strategy.

Other Risks Related to Our Businesses

We rely on a limited number of key suppliers and vendors for timely supply of handsets, accessories, equipment and services relating to our network or Facility infrastructure. If these suppliers or vendors experience problems or favor our competitors, we could fail to obtain sufficient quantities of the products and services we require to operate our businesses successfully.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our handset lineup, network infrastructure, solar equipment and our back-office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber or revenue growth and operating results could suffer significantly.

        We source wireless devices for our retail wireless businesses from a small number of handset resellers and to a lesser extent, equipment manufacturers and depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel-Lucent and Nokia and a limited number of solar equipment manufacturers, including Yingli and Inventec for photovoltaic modules and SMA and Satcon for inverters.

        We are also dependent on the ability of our solar equipment manufacturers to fulfill the warranties on our solar equipment, which typically range from 5 to 25 years in length, in the event of equipment malfunction. If these suppliers cease operations or for some reason default on their warranties, we would have to bear the expense our repairing or replacing the faulty equipment. Our business, financial condition, results of operations and cash flows could be materially adversely affected if we cannot make claims under warranties covering our Facilities. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

        We are subject to U.S. federal, state and local regulations and foreign government regulations, all of which are subject to change. As new laws and regulations are issued, we may be required to modify our business plans or operations. We cannot be certain that we can do so in a cost-effective manner. For example, a portion of our revenues in our Renewable Energy segment from PPAs is dependent on the ongoing availability of tax credits for clean energy. In addition, the failure to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, inability to perform under our PPAs, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

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

        We face competition in the markets in which we operate. For example:

  •
  In the United States, our greatest competitive risk to our telecommunications businesses is the possibility that our current roaming customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as "over-building." If our roaming customers, who generally have greater financial resources and access to capital than we do, determine to over-build our network, their need for our roaming services will be significantly reduced or eliminated.

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

  •
  In our solar power business, we face competition from traditional utilities and renewable energy companies. Additionally, our competitors generally have increased size and resources and are less dependent on third parties for the sourcing of equipment or operation and maintenance of their solar facilities.

        Over the last several years, an increase in competition in the telecommunications industry has contributed to a decline in prices for communication services, including local and long-distance telephone service, data services and mobile wireless services. Increased competition in the industry may decrease prices further. In addition, increased competition in the telecommunications and renewable energy industries could reduce our customer base, require us to invest in new facilities and capabilities and reduce revenues, margins and returns.

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

  •
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

        We are highly dependent on our information technology (IT) systems for the operation of our network, or Facilities delivery of services to our customers and compilation of our financial results. Failure of these IT systems, through cyberattacks, breaches of security, or otherwise, may cause disruptions to our operations. Our inability to operate our network, Facilities and backoffice systems as a result of such events, even for a limited period of time, may result in significant expenses and/ impact the timely and accurate delivery of our services or other information. Other risks that may also cause interruptions in service or reduced capacity for our telecommunications customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break-ins or otherwise. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

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

        In addition, cultural differences abroad and local practices of conducting business in our foreign operations may not be in line with the business practices, recordkeeping and ethics standards in the United States. In order to continue to ensure compliance with foreign and U.S. laws, accounting standards and our own corporate policies, we have implemented financial and operational controls, created an internal audit team responsible for monitoring and ensuring compliance with our internal accounting controls, and routinely train our employees, vendors and consultants. However, having substantial foreign operations also increases the complexity and difficulty of developing, implementing and monitoring these internal controls and procedures. For example, in 2012, we identified violations of certain of the Company's policies and procedures at our GT&T subsidiary, which we remedied by, among other things, replacing certain GT&T senior personnel. In 2013, we identified material weaknesses in our internal control over financial reporting resulting from the implementation of a new billing system in Guyana and the accounting personnel in our GT&T subsidiary possessing insufficient accounting knowledge, experience and training. We were able to remedy such controls by, among other things, enhancing the oversight and training of such personnel. If we are unable to manage these risks effectively, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in meteorological conditions may materially disrupt our operations.

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

        The electricity produced and revenues generated by a solar electric generation facility is highly dependent on suitable solar and associated weather conditions and our solar panels and inverters could be damaged by severe weather, such as hailstorms, blizzards or tornadoes. In addition, replacement and spare parts for key components may be difficult or costly to acquire or may be unavailable. Unfavorable weather and atmospheric conditions could reduce the output of our Facilities and lead to a loss of revenue from our offtakers.

Risks Related to Our Capital Structure

Our debt instruments include restrictive and financial covenants that limit our operating flexibility.

        Our credit facility requires us to maintain a ratio of indebtedness to EBITDA and contains certain covenants that, among other things, restrict our ability to take specific actions, even if we believe such actions are in our best interest. These include restrictions on our ability to do the following:

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

        For the three months prior to March 1, 2015, the average daily trading volume of our Common Stock was approximately 50,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We lease approximately 18,000 square feet of office space at 600 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

Type of space	U.S. Wireless	International Integrated Telephony	Island Wireless	Renewable Energy	U.S. Wireline
Office	22,000	219,000	15,000	1,000	23,000
Retail stores	4,000	108,000	10,000	—	—
Technical operations	16,000	1,892,000	15,000	—	24,000

        All of the above locations are leased except for the office and technical space within our International Integrated Telephony segment, which we own. As of December 31, 2014, we operated three retail stores in our U.S. Wireless segment, eight retail stores in our International Integrated Telephony segment and eleven retail stores in our Island Wireless segment.

        Our offices and technical operations are in the following locations:

U.S. Wireless	International Integrated Telephony	Island Wireless	Renewable Energy	U.S. Wireline
Little Rock, AR	Georgetown, Guyana	Bermuda	San Francisco, CA	Bellows Falls, VT
Castle Rock, CO		Turks & Caicos		Albany, NY
Atlanta, GA		U.S. Virgin Islands
Aruba

        Within our telecommunications operations, we globally own 231 towers, lease an additional 453 towers and have five switch locations within rented locations. In addition, our renewable energy operations owns 28 commercial solar projects at 59 sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

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

        Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, we have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and License. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating our exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the "Draft Laws"). These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While little or no substantive actions have been taken on the Draft Laws since 2012, we cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that our actions would effectively halt any unilateral action by the Government.

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

        On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T's exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol ("VoIP"). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service and are now temporarily stayed pending further court proceedings. Digicel, our main competitor in Guyana, in response to the trial court's findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana PUC. In response, the Guyana PUC ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted

GT&T an interim injunction restraining Digicel from bypassing GT&T's network and GT&T has sued Digicel to recover damages that it incurred as a result of Digicel's bypass during this time period. GT&T has also appealed the original breach of contract case, not only with respect to the contract claim, but also as to the court's findings regarding the exclusivity of GT&T's license and its application to VoIP services.

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

        In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has adopted new and amended regulations that establish regulatory and other fees, additional regulation and result in other circumstances that could increase our regulatory costs or otherwise impact our operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision that, if implemented, would prevent us from using a portion of existing spectrum held by us in Bermuda reserved for the launch of next generation services in accordance with our plans and demands of our customers in Bermuda. While the Company has appealed the decision, if it is implemented, it could damage the competitive position of our Bermuda business and limit its ability to grow. Although the Company believes that the Regulatory Authority's decision to recapture and re-assign some of its spectrum rights in Bermuda is misplaced, it cannot be sure that it would prevail in the appeal proceeding or that such actions would effectively halt any unilateral action by the Regulatory Authority.

        The term of the Company's telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). The Company is continuing to operate as it is actively contesting the assessment of such fee.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol "ATNI." The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

	High	Low
2013
Quarter ended March 31	$49.95	$35.63
Quarter ended June 30	$51.86	$46.55
Quarter ended September 30	$55.69	$45.00
Quarter ended December 31	$58.10	$51.73

	High	Low
2014
Quarter ended March 31	$67.16	$55.06
Quarter ended June 30	$67.09	$53.76
Quarter ended September 30	$59.99	$53.25
Quarter ended December 31	$73.55	$53.27

        The approximate number of holders of record of Common Stock as of March 10, 2015 was 82.

Dividends

        The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	$0.25	$0.25	$0.27	$0.27
2014	$0.27	$0.27	$0.29	$0.29

        The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2013 and 2014, we declared a total annual dividend of $1.04 and $1.12 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2014

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of the Plan(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plan
October 1, 2014 - October 31, 2014	3,070	(2)	$61.40	—	$2,919,965
November 1, 2014 - November 30, 2014	1,363	(3)	70.75	—	2,919,965
December 1, 2014 - December 31, 2014	366	(4)	67.52	—	2,919,965

Total	4,799		$64.52	—	$2,919,965

(1)
In September 2004, our Board of Directors approved the repurchase of up to $5.0 million of our Common Stock (the "Plan"). The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.

(2)
Represents shares purchased on October 21, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such dates. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the NASDAQ Stock Market on the date those shares were purchased.

(3)
Represents shares purchased on November 18, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the NASDAQ Stock Market on the date those shares were purchased.

(4)
Represents shares purchased on December 14, 2014 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and exercise of stock options at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the NASDAQ Stock Market on the date those shares were purchased.

ITEM 6.    SELECTED FINANCIAL DATA

        You should read the selected financial data in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements for the years ended December 31, 2012, 2013 and 2014 and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Notes 3 and 4 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions and discontinued operations.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$241,914	$262,807	$277,796	$292,835	$336,347
Operating expenses(1)	205,012	219,445	221,158	228,750	250,771

Income from operations	36,902	43,362	56,638	64,085	85,576
Other income (expense):
Interest expense, net	(9,349)	(16,859)	(13,709)	(11,933)	(420)
Other, net(2)	(181)	(208)	1,867	(5,679)	1,012

Other income (expense), net	(9,530)	(17,067)	(11,842)	(17,612)	592

Income from continuing operations before income taxes	27,372	26,295	44,796	46,473	86,168
Income taxes	17,625	14,620	20,831	9,536	28,148

Income from continuing operations	9,747	11,675	23,965	36,937	58,020
Income from discontinued operations, net of tax	27,640	10,222	29,202	5,166	—
Gain on sale of discontinued operations, net of tax(3)	—	—	—	307,102	1,102

Net income	37,387	21,897	53,167	349,205	59,122
Net (income) loss attributable to non-controlling interests, net of tax	1,067	(103)	(4,235)	(37,489)	(10,970)

Net income attributable to Atlantic Tele-Network, Inc. Stockholders	$38,454	$21,794	$48,932	$311,716	$48,152

Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. Stockholders:
Continuing operations	$0.71	$0.47	$1.34	$1.84	$2.96
Discontinued operations	1.80	0.95	1.81	18.01	0.07

Total	$2.51	$1.42	$3.15	$19.85	$3.03

Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. Stockholders:
Continuing operations	$0.70	$0.47	$1.33	$1.83	$2.94
Discontinued operations	1.78	0.94	1.80	17.88	0.07

Total	$2.48	$1.41	$3.13	$19.71	$3.01

Dividends per share applicable to common stock	$0.84	$0.90	$0.96	$1.04	$1.12

	2010	2011	2012	2013	2014
	(In thousands)
Balance Sheet Data (as of December 31,):
Cash and investments	$37,797	$48,735	$136,647	$434,607	$371,394
Assets of discontinued operations(3)	393,721	394,434	380,765	4,748	175
Working capital	299,889	330,239	407,981	350,930	344,811
Fixed assets, net	243,933	249,835	238,324	254,632	369,582
Total assets	807,156	851,810	910,875	859,719	922,536
Short-term debt (including current portion of long-term debt)	12,194	25,068	15,680	—	6,083
Liabilities of discontinued operations(3)	100,355	93,759	73,910	11,187	1,247
Long-term debt, net	272,049	257,146	250,900	—	32,794
Atlantic Tele-Network, Inc. stockholders' equity	283,768	294,266	334,146	643,330	677,222
Statement of Cash Flow Data (for the years ended December 31,):
Net cash provided by (used in):
Operating activities:
Continuing operations	$58,138	$67,204	$114,884	$(131,396)	$86,699
Discontinued operations	44,663	65,399	72,587	19,394	(4,719)
Investing activities:
Continuing operations	(58,297)	(35,577)	(26,991)	(67,816)	(82,467)
Discontinued operations	(298,107)	(60,070)	(35,267)	710,934	—
Financing activities:
Continuing operations	201,231	(24,755)	(36,370)	(308,796)	(33,904)
Discontinued operations	(488)	(796)	(931)	(1,678)	—
Capital expenditures	(63,079)	(41,331)	(42,154)	(69,316)	(58,300)

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition, divesture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see "Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects."

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

  •
  Renewable Energy.  In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

        The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2014:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California and New Jersey)	Ahana Renewables

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

Stimulus Grants

        We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of December 31, 2014, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been or will be funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our "U.S. Wireline" segment and the results of our Navajo stimulus project are included in our "U.S. Wireless" segment. The New York and Navajo Stimulus projects were completed during 2013. The Vermont stimulus project was completed during the fourth quarter of 2014.

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

        The Company began the construction of its Wholesale Mobility Funds projects during the third quarter of 2013 and its results are included in the Company's "U.S. Wireless" segment. As of December 31, 2014, the Company has received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $1.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2014. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations:

Years Ended December 31, 2013 and 2014

	Year End December 31,
			Amount of Increase (Decrease)	Percent Increase (Decrease)
	2013	2014
REVENUE:
U.S. wireless	$107,930	$153,040	$45,110	41.8%
International wireless	91,432	88,650	(2,782)	(3.0)
Wireline	84,585	85,284	699	0.8
Equipment and other	8,888	9,373	485	5.5

Total revenue	$292,835	$336,347	$43,512	14.9%

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	55,747	64,177	8,430	15.1
Engineering and operations	38,904	40,269	1,365	3.5
Sales and marketing	17,757	20,994	3,237	18.2
Equipment expense	12,876	13,290	414	3.2
General and administrative	53,093	57,848	4,755	9.0
Transaction-related charges	2,712	2,959	247	9.1
Depreciation and amortization	48,737	51,234	2,497	5.1
Gain on disposition of long lived asset	(1,076)	—	1,076	(100.0)

Total operating expenses	$228,750	$250,771	$22,021	9.6%

Income from operations	$64,085	$85,576	$21,491	33.5%

OTHER INCOME (EXPENSE):
Interest income (expense), net	(11,933)	(420)	11,513	(96.5)
Unrealized loss on interest rate derivative contracts	(5,408)	—	5,408	(100.0)
Other income (expense), net	(271)	1,012	1,283	(473.4)

Other income (expense), net	$(17,612)	$592	$18,204	(103.4)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,473	86,168	39,695	85.4
Income tax expense	9,536	28,148	18,612	195.2

INCOME FROM CONTINUING OPERATIONS	36,937	58,020	21,083	57.1
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	5,166	—	(5,166)	(100.0)
Gain on sale of discontinued operations, net of tax	307,102	1,102	(306,000)	(99.6)

Income from discontinued operations	$312,268	$1,102	$(311,166)	(99.6)%

NET INCOME	349,205	59,122	(290,083)	(83.1)
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(7,989)	(10,970)	(2,981)	37.3
Discontinued operations	(601)	—	601	(100.0)
Disposal of discontinued operations	(28,899)	—	28,899	(100.0)

	$(37,489)	$(10,970)	$26,519	(70.7)%

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$311,716	$48,152	$(263,564)	(84.6)%

        U.S. wireless revenue.    The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the years ended December 31, 2013 and 2014, wholesale revenue represented 97% and 96% of total U.S. wireless revenue, respectively. In addition, U.S. wireless revenue also includes a small amount of retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

        The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and terms. These arrangements typically include a right, or "call option", in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when such call option is exercised. For example, as previously disclosed, in December 2012, we sold a portion of our network to a carrier customer pursuant to a call option contained in our roaming and buildout agreement with that carrier. We currently have one buildout arrangement of approximately 100 newly built cell sites, which provides the carrier with a call option to purchase such sites exercisable beginning no earlier than 2018. At this time, we cannot predict the level of roaming traffic that will develop on this newly built network or whether the call option will be exercised.

        Our U.S. wireless revenue increased to $153.0 million for the year ended December 31, 2014 from $107.9 million for the year ended December 31, 2013, an increase of $45.1 million or 41.8%. The revenue growth was a result of an increase in the demand for data services and an increase in our base stations from approximately 600 as of December 31, 2013 to approximately 760 as of December 31, 2014. Revenue growth was also enhanced as we upgraded our network capacities and data speeds at many of our cell sites, enabling higher data volumes as compared to 2013.

        While we will continue to expand our coverage with additional and upgraded base stations in 2015, it will be at a slower rate than our 2014 expansion. As a result, we expect that data volumes will continue to increase during 2015. However, we expect to experience a decline in revenues as we agreed in the first quarter of 2015 to significantly reduce the rates we offer to a major customer in exchange for a longer-term contract. Our U.S. wireless revenues may also be impacted by our expanded network capabilities, reach and capacity, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to continue to expand their networks in areas where we operate. We believe that this new model has much lower risk in that the extended term and reduced pricing create a long-lived shared infrastructure solution that increases the ultimate value of our wholesale business.

        International wireless revenue.    International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

        International wireless revenue decreased by $2.8 million, or 3.0%, to $88.6 million for the year ended December 31, 2014, from $91.4 million for the year ended December 31, 2013. This decrease was mainly due to a decrease in market share within our International Integrated Telephony segment which resulted in a $3.5 million decrease in wireless revenue as well as a decline in roaming revenue in

Bermuda and the Caribbean. This decrease was partially offset by a $0.7 million increase in our Island wireless segment as a result of increased subscribers.

        In total, our international wireless subscribers decreased slightly from approximately 325,000 as of December 31, 2013 to 324,000 as of December 31, 2014. However, while lower revenue generating subscribers in our International Integrated Telephony segment decreased by 1.9% from December 31, 2013 to December 31, 2014, our higher revenue generating subscribers in our Island Wireless segment increased 6.4% from December 31, 2013 to December 31, 2014, respectively. While we have experienced subscriber growth in a number of our international markets, competition remains strong, and the high proportion of prepaid subscribers means that subscribers and revenue could shift relatively quickly in future periods.

        We expect international wireless revenues from our retail operations to continue to grow in future periods as a result of continued subscriber growth. However, we anticipate that wholesale roaming revenues in Bermuda and the Caribbean will continue to decline in future periods because certain carriers in these markets continue to charge their customers unusually high rates for roaming services, resulting in lowered overall roaming traffic in these markets. Wholesale roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

        Additionally, international wireless revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share, if the Bermuda Regulatory Authority implements its decision to reallocate to our competitors a portion of existing spectrum held by our Bermuda subsidiary reserved for the launch of next generation wireless and data services. We currently cannot predict when or if the Bermuda Regulatory Authority will implement such decision. See "Business—Caribbean and Bermuda Regulation".

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

        Wireline revenue increased by $0.7 million, or 0.8%, to $85.3 million for the year ended December 31, 2014 from $84.6 million for the year ended December 31, 2013. This increase was primarily the result of increases from both our fiber network expansion in New York State and in our wholesale transport operations, both of which operate within our U.S. Wireline segment which accounted for an increase of $3.1 million. This increase, however, was partially offset by a $2.4 million decline in wireline revenues in Guyana where increases in high speed data services were more than offset by decreases in local landline telephone revenue and international calls into Guyana.

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

        Equipment and other revenue.    Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets, to retail telecommunications customers and revenue from our newly acquired renewable energy investment and other miscellaneous revenue items.

        Equipment and other revenue increased by $0.5 million, or 5.6%, from $8.9 million to $9.4 million for the years ended December 31, 2013 and December 31, 2014, respectively. Equipment and other revenue increased in our U.S. Wireless segment's retail operations and in our Island Wireless segment, by $0.5 million and $0.2 million, respectively, as a result of increased demand for handsets. These increases, however, were offset by a $0.7 million decrease in our International Integrated Telephony segment as a result of a decrease in subscribers. Our Renewable Energy segment reported $0.4 million of revenue which represents revenue generated subsequent to Ahana Acquisition on December 24, 2014.

        We believe that equipment and other revenue could continue to increase as a result of gross subscriber additions, more aggressive subsidies driving demand for devices and the continued growth in smartphone penetration and from increases from a full year of revenue from our Renewable Energy segment.

        Termination and access fee expenses.    Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity and other access fees we pay to terminate our calls, as well as customer bad debt expense.

        Termination and access fees increased by $8.5 million, or 15.3%, from $55.7 million for the year ended December 31, 2013 to $64.2 million for the year ended December 31, 2014. Our U.S. Wireless segment reported an increase in its termination and access fees of $5.4 million as a result of its network expansion which increased traffic volume. Our fiber network expansion in New York State and an increase in our wholesale transport operations resulted in an increase in termination and access fees within our U.S. Wireline segment of $2.9 million. The remaining increase was generated by our Island Wireless segment as a result of increased roaming costs, partially offset by a decrease in our International Integrated Telephony segment as a result of decreased traffic volume.

        Termination and access fees are expected to continue to increase in future periods with expected growth in volume, but remain fairly proportionate to their related revenue as our networks expand.

        Engineering and operations expenses.    Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

        Engineering and operations expenses increased by $1.4 million, or 3.6%, from $38.9 million for the year ended December 31, 2013 to $40.3 million for the year ended December 31, 2014, primarily as a result of the continued implementation of our new billing system in our International Integrated Telephony segment.

        Engineering and operations expenses are expected to increase as a result of the costs required to support the increased capacity and geographic expansion of our telecommunications network as well as to support our Renewable Energy segment.

        Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

        Sales and marketing expenses increased by $3.2 million, or 18%, from $17.8 million for the year ended December 31, 2013 to $21.0 million for the year ended December 31, 2014. Sales and marketing expenses increased within all of our segments but primarily in our U.S. Wireless segment's retail operations, where expanded marketing and advertising campaigns in the latter half of 2013 led to an increase of $2.3 million in these costs.

        We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

        Equipment expenses.    Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

        Equipment expenses increased by $0.4 million, or 3.1%, from $12.9 million for the year ended December 31, 2013 to $13.3 million for the year ended December 31, 2014. The increase in equipment expenses is primarily the result of increased demand for handset devices in our U.S. Wireless segment's retail operations which resulted in an increase of $1.3 million partially offset by decreased costs in our International Integrated Telephony segment as a result of fewer subscribers.

        We believe that equipment expenses could continue to increase as a result of the increase in demand for smartphones by our subscribers.

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

        General and administrative expenses increased by $4.7 million, or 8.9%, from $53.1 million for the year ended December 31, 2013 to $57.8 million for the year ended December 31, 2014 as a result of an increase in overhead costs within primarily all of our operating segments as well as the parent company which absorbed additional costs that were shared with the Alltel business which was sold in September 2013.

        We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

        Transaction- related charges.    Transaction-related charges include the external costs, such as legal, tax and accounting, and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisition or disposition-related activities or any integration-related costs.

        We incurred $2.7 million and $3.0 million of transaction-related charges during the years ending December 31, 2013 and 2014, respectively. The 2013 charges primarily related to the sale of our Alltel business while the 2014 charges primarily related to our Ahana Acquisition.

        We expect that transaction related expenses will continue to be incurred from time to time as we continue to explore additional acquisition opportunities.

        Depreciation and amortization expenses.    Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

        Depreciation and amortization expenses increased by $2.5 million, or 5.1%, from $48.7 million for the year ended December 31, 2013 to $51.2 million for the year ended December 31, 2014. The increase is the result of network expansions within all of our reporting segments partially offset by a decrease of $0.5 million in our International Telephony segment as certain assets in that segment became fully depreciated in 2014.

        We expect depreciation expense to increase due to the assets acquired as part of our Renewable Energy segment business and as we acquire more tangible assets to expand or upgrade our networks.

        Gain on disposition of long-lived assets.    During the year ended December 31, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

        Interest income (expense), net.    Interest income (expense), net represents commitment fees and interest incurred on our outstanding credit facilities, including our interest rate derivatives, net of interest income.

        Interest income (expense), net decreased $11.5 million from $11.9 million of expense to $0.4 million of expense for the years ended December 31, 2013 and 2014, respectively. The decrease was primarily a result of the repayment of our long-term debt and the termination of our interest rate derivative contracts on September 20, 2013. The year ended December 31, 2013 also included a $4.7 million charge relating to the expensing of deferred financing costs upon the repayment of our term loans.

        We expect that interest income (expense), net will increase in future periods as a result of our increased long-term debt which was assumed in our Ahana Acquisition.

        Unrealized loss on interest rate derivative contracts.    As a result of the repayment of our variable-rate term loans on September 20, 2013, our interest rate derivatives were terminated. Accordingly, we recognized a loss on our interest rate derivative contracts of $5.4 million during the year ended December 31, 2013.

        Other income (expense), net.    Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.3 million of expense and $1.0 million of income for the years ended December 31, 2013 and 2014, respectively. For the year ended December 31, 2014, other income (expense), net includes a $1.1 million foreign currency exchange gain.

        Income taxes.    Our effective tax rates for the years ended December 31, 2013 and 2014 were 20.5% and 32.7%, respectively. The year ended December 31, 2013 includes a tax benefit of $8.6 million related to the non-recurring write-down of an intercompany note receivable. This item had an 18.1% benefit to our effective tax rate for the year ended December 31, 2013. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

        Income from discontinued operations, net of tax.    Income from discontinued operations, net of tax was $5.2 million for the year ended December 31, 2013. This amount relates to the operations of our Alltel business which was sold on September 20, 2013.

        Gain on disposal of discontinued operations, net of tax.    Gain on disposal of discontinued operations, net of tax of $307.1 million and $1.1 million for the years ended December 31, 2013 and 2014, respectively, relates to the gain on our sale of our Alltel business which was sold on September 20, 2013.

        Net income attributable to non-controlling interests.    Net income attributable to non-controlling interests reflected an allocation of $37.5 million and $11.0 million of income generated by our less than wholly-owned subsidiaries for the years ended December 31, 2013 and 2014, respectively. During the year ended December 31, 2013, we recorded $0.6 million of net income attributable to non-controlling interests relating to our discontinued operations and $28.9 million of net income attributable to non-controlling interests relating to the gain on the sale of discontinued operations.

        Net income attributable to Atlantic Tele-Network, Inc. stockholders.    Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased from $311.7 million for the year ended December 31, 2013 to $48.2 million for the year ended December 31, 2014. For the years ended December 31, 2013 and 2014, net income attributable to Atlantic Tele-Network, Inc. stockholders included a gain on the sale of discontinued operations of $278.2 million and $1.1 million, respectively, net of tax and non-controlling interests. The year ended December 31, 2013 also includes $4.6 million of income from discontinued operations, net of tax and non-controlling interests.

        On a per share basis, net income decreased from $19.71 per diluted share to $3.01 per diluted share for the years ended December 31, 2013 and 2014, respectively. The years ended December 31, 2013 and 2014 include net income per diluted share of $17.59 and $0.07, respectively, relating to the gain, net of tax, on the sale of our discontinued operations. The year ended December 31, 2013 also includes $0.29 of income from discontinued operations, net of tax and non-controlling interests.

Results of Operations

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

        U.S. wireless revenue.    Our U.S. wireless revenue increased to $107.9 million for the year ended December 31, 2013 from $102.8 million for the year ended December 31, 2012, an increase of

$5.1 million or 5.0%. The revenue growth was a result of an increase in the demand for data services and an increase in our base stations from 569 as of December 31, 2012 to 598 as of December 31, 2013. Revenue growth was also enhanced as we upgraded our network capacities and data speeds at many of our cell sites, generating higher data volumes as compared to 2012.

        International wireless revenue.    International wireless revenue increased by $9.9 million, or 12.0%, to $91.4 million for the year ended December 31, 2013, from $81.5 million for the year ended December 31, 2012. This increase was mainly due to subscriber growth in our Island Wireless segment as well as increased roaming revenues in Bermuda and the Caribbean.

        Wireline revenue.    Wireline revenue decreased by $1.0 million, or 1.1%, to $84.5 million for the year ended December 31, 2013, from $85.5 million during the year ended December 31, 2012. Declines in local landline revenue and international calls into Guyana resulted in a decrease of $3.5 million in wireline revenue within our International Integrated Telephony segment. These decreases were partially offset by a $2.6 million increase in revenue from our wholesale long-distance voice service business in the United States.

        Equipment and other revenue.    Equipment and other revenue increased by $0.9 million, or 11.3% to $8.9 million for the year ended December 31, 2013, from $8.0 million for the year ended December 31, 2012. Equipment revenue primarily increased as the result of an increase in subscribers in our Island Wireless segment.

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

        Engineering and operations expenses.    Engineering and operations expenses decreased by $1.1 million, or 2.8%, from $40.0 million for the year ended December 31, 2012 to $38.9 million for the year ended December 31, 2013 primarily as a result of the realization of operational synergies following our 2011 merger in Bermuda.

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

        Equipment expenses.    Equipment expenses decreased by $0.5 million, or 3.8%, from $13.4 million for the year ended December 31, 2012 to $12.9 million for the year ended December 31, 2013. The decrease in equipment expenses is the result of decreased costs for handset devices in our International Integrated Telephony segment partially offset by higher demand in our Island Wireless segment and our U.S. Wireless segment's retail operations.

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

        Transaction related charges.    We incurred $2.7 million of transaction related charges for the year ended December 31, 2013 and a nominal amount during the year ended December 31, 2012.

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

  Liquidity and Capital Resources

        Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand, proceeds from dispositions and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months for working capital and capital expenditures.

  Uses of Cash

        Capital expenditures.    A significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks as well as for acquisitions.

        For the years ended December 31, 2013 and 2014, we spent approximately $69.3 million and $58.3 million, respectively, on capital expenditures related to our continuing operations. The following details our capital expenditures from our continuing operations, by operating segment, for these periods (in thousands):

			Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
2013	$34,895	$12,452	$5,536	$12,552	$—	$3,881	$69,316
2014	33,446	10,646	6,064	4,680	—	3,464	58,300

        We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for the year ended December 31, 2015 will be between $65 million and $70 million.

        We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from our operations.

        Acquisitions and investments.    Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities.

        We funded our Ahana Acquisition by using $50.4 million of our cash and assuming $38.9 million of long-term debt. As of December 31, 2014, we have accrued an additional $16.0 million of purchase price related to the Ahana Acquisition which we expect to pay during the first half of 2015.

        We continue to explore opportunities to expand our businesses or acquire new businesses and licenses in the United States, the Caribbean and elsewhere. Such acquisitions, including acquisitions of renewable energy assets, may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

        As of December 31, 2014, we had approximately $326.2 million in cash and cash equivalents, $39.0 million of restricted cash from the sale of our Alltel business which is scheduled to be released to us in late March 2015 and $5.9 million of restricted cash obtained in our Ahana Acquisition. Of the $326.2 million in cash and cash equivalents, $94.3 million is held by foreign subsidiaries. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

        Income taxes.    We have historically used cash-on-hand to make payments for income taxes.

        Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2014, dividends to our stockholders were approximately $17.8 million, which reflects dividends declared on December 8, 2014 and paid on January 9, 2015. We have paid quarterly dividends for the last 65 fiscal quarters.

        Stock repurchase plan.    Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through December 31,

2014. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

        Debt Service and Other Contractual Commitments Table.    The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2014 and the periods in which payments are due:

Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(In millions)
Debt	$38.9	$6.1	$12.8	$10.7	$9.3
Uncertain tax positions	16.5	6.7	9.8	—	—
Pension obligations	7.8	0.6	1.3	1.4	4.5
Mobility fund grants	6.1	2.3	3.8	—	—
Operating lease obligations	48.0	13.8	20.2	8.7	5.3
Total	$117.3	$39.3	$38.1	$20.8	$19.1

  Sources of Cash

        Total liquidity at December 31, 2014.    As of December 31, 2014, we had approximately $371.4 million in cash, cash equivalents and restricted cash, a decrease of $63.2 million from the December 31, 2013 balance of $434.6 million. This decrease was primarily the result of our Ahana Acquisition for $50.4 million, our capital expenditures of $58.3 million, dividends paid to our stockholders of $17.5 million and distributions to our non-controlling interests of $16.3 million. These amounts were offset by our net cash provided by continuing operations of $82.7 million.

        Cash provided by operations.    Cash provided by operating activities was $78.0 million during the year ended December 31, 2014; an increase of $190.0 million from the $112.0 million used by operating activities during the year ended December 31, 2013. This increase was primarily the result of an increase in net income, net of the gain on the disposal of discontinued operations, of $17.0 million and a reduction in the changes to our prepaid, accrued and deferred income taxes of $210.0 million. These increases were partially offset by a reduction in the cash provided by our discontinued operations of $24.1 million and a reduction in the changes in our operating assets and liabilities of $14.0 million.

        Cash used in investing activities.    Cash used in investing activities was $74.5 million for the year ended December 31, 2014 which primarily included $54.4 million used to fund our Ahana Acquisition and $58.3 million used for capital expenditures. These uses were partially offset by a decrease in restricted cash of $38.7 million. For the year ended December 31, 2013, cash provided by investing activities was $643.1 million which included $718.8 million in proceeds from the sale of our Alltel business (net of escrowed proceeds of $78.0 million) and $1.5 million in proceeds from the sale of certain network assets partially offset by our capital expenditures from our continuing operations of $69.3 million and capital expenditures within our discontinued operations.

        Cash used in financing activities.    Cash used in financing activities decreased by $276.6 million, from $310.5 million of cash used in financing activities for the year ended December 31, 2013 to $33.9 million of cash used in financing activities for the year ended December 31, 2014. The year ending December 31, 2013 included $272.1 million of term loan repayments funded with a portion of the proceeds from our Alltel sale. The remaining decrease of $4.5 million was primarily the result of a decrease in distributions to minority stockholders of $9.8 million, partially offset by an increase in dividends paid on our common stock of $5.4 million.

        On May 18, 2012, we amended and restated our existing credit facility with CoBank, ACB and a syndicate of other lenders (the "Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        On June 17, 2013, we issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of our subsidiaries. In connection with our Alltel Sale on September 20, 2013, we notified the FCC and USAC that we would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and we terminated $19.9 million in letters of credit on November 14, 2013. As of December 31, 2014, approximately $10.6 million of letters of credit were issued, outstanding and undrawn.

        On September 20, 2013 we repaid the two term loans under our Credit Facility in full. We incurred nominal fees for the breakage of the term loans that were incurring interest at the London Interbank Offered Rate (LIBOR). In addition, we recorded approximately $4.7 million in interest expense during the year ended December 31, 2013 related to accelerated amortization of deferred financing costs associated with the term loans.

        On December 19, 2014, we amended and restated the Credit Facility to provide for a $225.0 million revolving credit facility (the "Amended Credit Facility") that includes (i) up to $10.0 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25.0 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC's mobility fund and (iii) up to $10 million under a swingline sub-facility.

        Amounts we may borrow under the Amended Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Agreement) of the Company's indebtedness to EBITDA. Under the terms of the Amended Credit Agreement, we must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

        The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. As of December 31, 2014, we were in compliance with all of the financial covenants of the Amended Credit Facility.

  Acquisition of Green Lake Capital, LLC Assets

        In connection with the acquisition of certain assets of Green Lake Capital, LLC on December 24, 2014, the Company assumed $38.9 million in long-term debt (the "Ahana Debt"). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 5.125% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.

        The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G). The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or SRECs, at the Company's discretion, with the value of the SRECs being the current market value as of the date of repayment.

  Factors Affecting Sources of Liquidity

        Internally generated funds.    The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications industry.

        Restrictions under Amended Credit Facility.    Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2014, we were in compliance with all of the financial covenants of the Amended Credit Facility.

        Capital markets.    Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission ("SEC") requirements for the offering of securities. On June 6, 2014, the SEC declared effective our "universal" shelf registration statement. This filing registered potential future offering of our securities.

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

  Critical Accounting Estimates

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

        We also assess the carrying value of goodwill and indefinite-lived intangible assets on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

        We assess the recoverability of the value of our telecommunications licenses using a market approach. We believe that our telecommunications licenses generally have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary's operating market, we may be required to record an impairment charge. We test the impairment of our telecommunications licenses annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

        We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2014 and it was determined that no impairment of any of our telecommunications licenses existed during the year ended December 31, 2014.

        Contingencies.    We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 14 to the Financial Statements. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $39.9 million at December 31, 2014, the majority of which are not recorded on our books as we do not believe that an adverse outcome is probable. Adverse developments in these matters may result in the recording of liabilities to satisfy all or a portion of these claims. Of the matters discussed in this Report, we believe some adverse outcome is probable and have accordingly accrued $5.0 million as of December 31, 2014.

  Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern . ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company does not expect ASU No. 2014-15 to have a material impact on the consolidated financial position, results of operations, or cash flows.

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

        In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for reporting periods beginning after December 15, 2016, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

        In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 provides clarification regarding whether ASC 810-10, "Consolidation—Overall" or ASC 830-30, "Foreign Currency Matters—Translation of Financial Statements," applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company's consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Foreign Currency Exchange Sensitivity.    The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately $210 to 1 U.S. dollar as of December 31, 2014. The results of future operations may be affected by changes in the value of the Guyana dollar.

        Interest Rate Sensitivity.    As of December 31, 2014, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Amended Credit Facility.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section to this Report. See "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by the our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on its assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

        Our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2.

  Remediation of Material Weaknesses

        As previously disclosed in Management's Report on Internal Control Over Financial Reporting included in the company's Annual Report on Form 10-K for the year ended December 31, 2013, our management identified two material weaknesses: Ineffective Controls Surrounding the New Customer Billing System at our GT&T Subsidiary and Insufficient Training and Complement of Resources at our GT&T Subsidiary. To remediate these material weaknesses, management (1) hired resources to improve the reporting of information from the billing system to our financial reporting systems, (2) provided additional enhanced local and centralized oversight and management of Information Technology at

GT&T, (3) assigned resources to provide additional enhanced oversight and management of GT&T's financial closing processes and (4) provided additional training to our GT&T personnel.

        The Company tested the newly implemented controls and found them to be effective. As a result, the Company has concluded that, as of December 31, 2014, the material weaknesses had been remediated.

  Changes in Internal Control Over Financial Reporting.

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

        Our executive officers and their respective ages and positions as of March 16, 2015, as well as a brief description of the recent business experience of each, are set forth below:

Name	Age	Position
Michael T. Prior	50	President and Chief Executive Officer
Justin D. Benincasa	53	Chief Financial Officer and Treasurer
Barry C. Fougere	50	Senior Vice President, Business Operations
William F. Kreisher	52	Senior Vice President, Corporate Development
Leonard Q. Slap	55	Senior Vice President, General Counsel and Secretary

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

        Barry C. Fougere is our Senior Vice President, Business Operations. Prior to joining us in 2014, Mr. Fougere served as a Partner in multiple advisory services firms (A.T.Kearney, Heidrick & Struggles, Cambridge Strategic Management Group and Sunapee Advisors,) where he focused on telecommunications, high tech, and other technology-enabled client companies. Mr. Fougere has also served as Chief Executive Officer of several smaller information- and technology-intensive companies (Colubris Networks, BigBelly Solar and BroadStar Energy Solutions). Mr. Fougere serves on the Boards of a number of industry and nonprofit organizations, including the Massachusetts Technology Leadership Council. He holds an M.B.A. degree from the Kellogg School and an M.E.M. degree from the McCormick School of Northwestern University, an M.S. degree in mechanical engineering from Rensselaer Polytechnic Institute and a B.S. degree in mechanical engineering from Worcester Polytechnic Institute.

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

        Additional information required by this Item regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (or "2015 Proxy Statement") under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2015 Proxy Statement under "Corporate Governance" and is incorporated herein by reference.

        Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption "Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item regarding executive and director compensation will be set forth in our 2015 Proxy Statement under "Executive Officer Compensation" and "Director Compensation" and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2015 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

        Information required by this Item regarding our equity compensation plans will be set forth in our 2015 Proxy Statement under "Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item regarding certain relationships and related transactions will be set forth in our 2015 Proxy Statement under "Related Person Transactions" and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this Item regarding auditor fees and services will be set forth in our 2015 Proxy Statement under "Independent Auditor" and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 16th day of March, 2015.

ATLANTIC TELE-NETWORK, INC.
By:	/s/ MICHAEL T. PRIOR Michael T. Prior President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of March, 2015.

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
December 31, 2012, 2013 and 2014

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of
Atlantic Tele-Network, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2014 and December 31 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2015

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2014

(In Thousands, Except Share Data)

	December 31,
	2013	2014
ASSETS
Current Assets:
Cash and cash equivalents	$356,607	$326,216
Restricted cash	39,000	39,703
Accounts receivable, net of allowances of $9.7 million and $11.3 million, respectively	37,680	52,873
Materials and supplies	7,269	10,546
Deferred income taxes	1,994	2,588
Prepayments and other current assets	24,705	19,273
Assets of discontinued operations	4,748	175

Total current assets	472,003	451,374

Fixed Assets:
Property, plant and equipment	606,912	763,417
Less accumulated depreciation	(352,280)	(393,835)

Net fixed assets	254,632	369,582

Telecommunication licenses	39,687	44,090
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,807	1,496
Restricted cash	39,000	5,475
Other assets	7,096	7,519

Total assets	$859,719	$925,030

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$6,083
Accounts payable and accrued liabilities	41,709	61,737
Dividends payable	4,279	4,631
Accrued taxes	36,081	5,667
Advance payments and deposits	8,327	7,898
Deferred income taxes	1,601	213
Other current liabilities	17,889	16,593
Liabilities of discontinued operations	11,187	1,247

Total current liabilities	121,073	104,069

Deferred income taxes	26,007	30,366
Other liabilities	12,784	19,619
Long-term debt, excluding current portion	—	32,794

Total liabilities	159,864	186,848

Commitments and contingencies (Note 14)
Atlantic Tele-Network, Inc. Stockholders' Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,494,982 and 16,647,334 shares issued, respectively, and 15,816,189 and 15,925,748 shares outstanding, respectively	164	166
Treasury stock, at cost; 678,793 and 721,586 shares, respectively	(13,389)	(15,549)
Additional paid-in capital	139,106	145,563
Retained earnings	519,651	549,963
Accumulated other comprehensive loss	(2,202)	(2,921)

Total Atlantic Tele-Network, Inc. stockholders' equity	643,330	677,222

Non-controlling interests	56,525	60,960

Total equity	699,855	738,182

Total liabilities and equity	$859,719	$925,030

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2012, 2013 and 2014

(In Thousands, Except Per Share Data)

	December 31,
	2012	2013	2014
REVENUE:
U.S. wireless	$102,817	$107,930	$153,040
International wireless	81,463	91,432	88,650
Wireline	85,524	84,585	85,284
Equipment and other	7,992	8,888	9,373

Total revenue	277,796	292,835	336,347

OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated) :
Termination and access fees	56,814	55,747	64,177
Engineering and operations	40,018	38,904	40,269
Sales and marketing	18,981	17,757	20,994
Equipment expense	13,381	12,876	13,290
General and administrative	49,625	53,093	57,848
Transaction-related charges	7	2,712	2,959
Depreciation and amortization	50,587	48,737	51,234
Impairment of intangible assets	3,350	—	—
Gain on disposition of long-lived assets	(11,605)	(1,076)	—

Total operating expenses	221,158	228,750	250,771

Income from operations	56,638	64,085	85,576

OTHER INCOME (EXPENSE)
Interest expense, net	(13,709)	(11,933)	(420)
Loss on interest rate derivative contracts	—	(5,408)	—
Other income (expense), net	1,867	(271)	1,012

Other income (expense), net	(11,842)	(17,612)	592

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	44,796	46,473	86,168
Income taxes	20,831	9,536	28,148

INCOME FROM CONTINUING OPERATIONS	23,965	36,937	58,020
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	29,202	5,166	—
Gain on sale of discontinued operations, net of tax	—	307,102	1,102

Income from discontinued operations, net of tax	29,202	312,268	1,102

NET INCOME	53,167	349,205	59,122
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(3,145)	(7,989)	(10,970)
Discontinued operations	(1,090)	(601)	—
Disposal gain on sale of discontinued operations	—	(28,899)	—

	(4,235)	(37,489)	(10,970)

NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$48,932	$311,716	$48,152

NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$1.34	$1.84	$2.96
Discontinued operations:
Discontinued operations	$1.81	$0.29	$—
Gain on sale of discontinued operations	—	$17.72	$0.07

Total discontinued operations	$1.81	$18.01	$0.07

Total	$3.15	$19.85	$3.03

NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$1.33	$1.83	$2.94
Discontinued operations:
Discontinued operations	$1.80	$0.29	$—
Gain on sale of discontinued operations	—	$17.59	$0.07

Total discontinued operations	$1.80	$17.88	$0.07

Total	$3.13	$19.71	$3.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,531	15,704	15,898

Diluted	15,619	15,817	16,013

DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.96	$1.04	$1.12

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2012, 2013, and 2014

(in thousands)

	Year Ended December 31,
	2012	2013	2014
Net income	$53,167	$349,205	$59,122
Other comprehensive income:
Foreign currency translation adjustment	—	(259)	4
Projected pension benefit obligation, net of tax expense(benefit) of $(1.2) million, $0.2 million and $0.6 million	1,395	(631)	(724)
Unrealized gain on interest rate swap, net of tax expense (benefit) of (0.1) million and $(3.6) million	207	6,985	—

Other comprehensive (loss) income, net of tax	1,602	6,095	(720)

Comprehensive income	54,769	355,300	58,402
Less: Comprehensive income attributable to non-controlling interests	(4,235)	(37,489)	(10,970)

Comprehensive income attributable to Atlantic Tele-Network, Inc.	$50,534	$317,811	$47,432

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2012, 2013, and 2014

(In Thousands, Except Share Data)

	Common Stock	Treasury Stock, at cost	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total ATNI Stockholders' Equity	Non- Controlling Interests	Total Equity
Balance, December 31, 2011	160	(4,942)	118,620	190,327	(9,899)	294,266	58,264	352,530
Issuance of 72,083 restricted shares of common stock	—	—	—	—	—	—	—	—
Issuance of 62,575 shares of common stock upon exercise of stock options	—	—	1,452	—	—	1,452	—	1,452
Purchase of 9,175 shares of common stock	—	(344)	—	—	—	(344)	—	(344)
Stock-based compensation	—	—	3,543	—	—	3,543	—	3,543
Dividends declared on common stock	—	—	—	(14,943)	—	(14,943)	(3,389)	(18,332)
Tax benefit from stock options exercised	—	—	(362)	—	—	(362)	—	(362)
Non-controlling interest in equity acquired	—	—	—	—	—	—	(77)	(77)
Investments made by minority shareholders	—	—	—	—	—	—	1,061	1,061
Comprehensive income:
Net income (loss)	—	—	—	48,932	—	48,932	4,235	53,167
Other comprehensive income, net of tax of $1,315	—	—	—	—	1,602	1,602	—	1,602

Total comprehensive income	—	—	—	—	—	50,534	4,235	54,769

Balance, December 31, 2012	160	(5,286)	123,253	224,316	(8,297)	334,146	60,094	394,240
Issuance of 100,902 restricted shares of common stock	—	—	—	—	—	—	—	—
Issuance of 303,536 shares of common stock upon exercise of stock options	4	—	9,298	—	—	9,302	—	9,302
Purchase of 163,222 shares of common stock	—	(8,103)	—	—	—	(8,103)	—	(8,103)
Stock-based compensation	—	—	4,454	—	—	4,454	—	4,454
Dividends declared on common stock	—	—	—	(16,381)	—	(16,381)	(27,832)	(44,213)
Excess tax benefits from share-based compensation	—	—	2,101	—	—	2,101	—	2,101
Investments made by minority shareholders	—	—	—	—	—	—	407	407
Sale of non-controlling interest	—	—	—	—	—	—	(13,633)	(13,633)
Comprehensive income:
Net income	—	—	—	311,716	—	311,716	37,489	349,205
Other comprehensive income, net of tax of $2,316	—	—	—	—	6,095	6,095	—	6,095

Total comprehensive income						317,811	37,489	355,300

Balance, December 31, 2013	$164	$(13,389)	$139,106	$519,651	$(2,202)	$643,330	$56,525	$699,855
Issuance of 109,318 restricted shares of common stock	—	—	—	—	—	—	—	—
Issuance of 43,034 shares of common stock upon exercise of stock options	2	—	1,621	—	—	1,623	—	1,623
Purchase of 34,293 shares of common stock	—	(2,160)	—	—	—	(2,160)	—	(2,160)
Stock-based compensation	—	—	4,324	—	—	4,324	—	4,324
Dividends declared on common stock	—	—	—	(17,840)	—	(17,840)	(16,331)	(34,171)
Excess tax benefits from share-based compensation	—	—	513	—	—	513	—	513
Investments made by minority shareholders	—	—	—	—	—	—	9,796	9,796
Comprehensive income:
Net income	—	—	—	48,152	—	48,152	10,970	59,122
Other comprehensive income, net of tax of $641	—	—	—	—	(720)	(720)	—	(720)

Total comprehensive income						47,432	10,970	58,403

Balance, December 31, 2014	$166	$(15,549)	$145,563	$549,963	$(2,921)	$677,222	$60,960	$738,182

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2013 and 2014

(In Thousands)

	December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income	$53,167	$349,205	$59,122
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	50,587	48,737	51,234
Provision for doubtful accounts	1,494	1,163	1,676
Amortization and write off of debt discount and debt issuance costs	2,388	6,681	114
Stock-based compensation	3,323	4,454	4,323
Loss on interest rate derivative contracts	—	5,408	—
Deferred income taxes	2,502	(4,849)	(113)
Income from discontinued operations	(29,202)	(5,166)	—
Gain on disposition of long-lived assets	(11,605)	(1,076)	—
Impairment of intangibles	3,350	—	—
Gain on sale of discontinued operations	—	(307,102)	(1,102)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(1,951)	2,233	(15,264)
Materials and supplies, prepayments, and other current assets	(700)	(17,117)	(4,817)
Income tax receivable	11,545	14,251	(2,620)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(4,404)	10,472	7,629
Accrued taxes	26,416	(242,696)	(15,650)
Other	7,974	4,006	(1,833)

Net cash provided by (used in) operating activities of continuing operations	114,884	(131,396)	82,699
Net cash provided by operating activities of discontinued operations	72,587	19,394	(4,719)

Net cash provided by operating activities	187,471	(112,002)	77,980

Cash flows from investing activities:
Capital expenditures	(42,154)	(69,316)	(58,300)
Acquisition of business, net of acquired cash of $6,571	—	—	(50,361)
Restricted cash acquired from acquisition of businesses	—	—	(5,884)
Net proceeds from sale of assets	—	—	1,371
Change in restricted cash	—	—	38,707
Proceeds from disposition of long-lived assets	15,163	1,500	—

Net cash used in investing activities of continuing operations	(26,991)	(67,816)	(74,467)
Net cash provided by (used in) investing activities of discontinued operations, net	(35,267)	710,934	—

Net cash provided by (used in) investing activities	(62,258)	643,118	(74,467)

Cash flows from financing activities:
Dividends paid on common stock	(18,491)	(12,096)	(17,488)
Distribution to minority stockholders	(2,458)	(26,155)	(16,331)
Payment of debt issuance costs	(3,564)	(12)	(1,945)
Proceeds from stock option exercises	1,452	2,669	1,129
Principal repayments of term loan	(260,793)	(272,137)	—
Principal repayments of revolver loan	(74,534)	—	—
Purchase of common stock	(344)	(1,473)	(1,665)
Investments made by minority shareholders in consolidated affiliates	1,061	408	2,500
Proceeds from borrowings under term loan	275,000	—	—
Proceeds from borrowings under revolver loan	46,378	—	—
Repurchase of non-controlling interests	(77)	—	(104)

Net cash used in financing activities of continuing operations	(36,370)	(308,796)	(33,904)
Net cash used in financing activities of discontinued operations, net	(931)	(1,678)	—

Net cash used in financing activities	(37,301)	(310,474)	(33,904)

Effect of foreign currency exchange rates on cash and cash equivalents	—	(682)	—
Net change in cash and cash equivalents	87,912	219,960	(30,391)
Cash and cash equivalents, beginning of year	48,735	136,647	356,607

Cash and cash equivalents, end of year	$136,647	$356,607	$326,216

Supplemental cash flow information:
Interest paid	$14,388	$4,857	$2,930

Taxes paid , net	$8,841	$256,819	$48,349

Dividends declared, not paid	$3,548	$4,285	$4,618

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS OPERATIONS

        The Company is a holding company that, through its operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively.

        The Company offers the following principal services:

  •
  Wireless.  In the United States, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Guyana, Bermuda, and in other smaller markets in the Caribbean and the United States.

  •
  Wireline.  The Company's local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily in Vermont, and in New York State. In addition, the Company offers wholesale long-distance voice services to telecommunications carriers.

  •
  Renewable Energy.  In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

        The following chart summarizes the operating activities of the Company's principal subsidiaries, the segments in which it reports its revenue and the markets it served as of December 31, 2014:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos, U.S. Virgin Islands	Mio, CellOne, Islandcom, Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California and New Jersey)	Ahana Renewables

        The Company is actively evaluating potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return-on-investment and other criteria. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. ORGANIZATION AND BUSINESS OPERATIONS (Continued)

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

        During the year ended December 31, 2014, the Company recognized approximately $0.7 million in general and administrative expenses to correct for an understatement of transactional tax liabilities generated during 2013 and $1.1 million in other income to correct for an understatement of foreign exchange gains generated during 2013. The Company determined that the impact of these errors was not material, individually or in the aggregate, to the current or any prior period financial statements.

        On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company's U.S. retail wireless business operated under the Alltel name to AT&T for approximately $780.0 million in cash plus $16.8 million in working capital. The Company previously reported the operations of this business within its U.S. Wireless segment. As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain of approximately $307.1 million during the year ended December 31, 2013 and $1.1 million during the year ended December 31, 2014.

        The operations of the Alltel business, which were previously included in the Company's U.S. Wireless segment, have been classified as discontinued operations in all periods presented. The gain on the sale of the Alltel business is also included in discontinued operations. See Note 4 for additional information. Unless indicated otherwise, the information in the Notes to the Consolidated Financial Statements relates only to our continuing operations.

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

Cash and Cash Equivalents

        The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2014, the Company

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

had deposits with banks in excess of FDIC insured limits and $88.2 million of its cash is on deposit with non-insured institutions such as corporate money market issuers and cash held in foreign banks. The Company's cash and cash equivalents are not subject to any restrictions (see Note 8). As of December 31, 2013 and 2014, the Company held $36.9 million and $57.0 million, respectively, of its cash in Guyanese dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

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

Fixed Assets

        The Company's fixed assets are recorded at cost and depreciated using the straight-line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a reduction of depreciation expense over the useful lives of the assets and as a reduction of capital expenditures in the statements of cash flows.

        The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period-to-period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long-lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $2.2 million and $2.7 million as of December 31, 2013 and 2014, respectively, for estimated costs associated with asset retirement obligations.

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

        The Company determined that there was no impairment of its fixed assets in any of the three years ending December 31, 2014.

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

        A significant majority of the Company's telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses generally have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that there may be impairment. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary's operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis and as a part of the test the Company assesses the appropriateness of the application of the indefinite-lived assertion.

        As of December 31, 2013 and 2014, the Company performed its annual impairment assessment of its goodwill and indefinite-lived intangible assets (telecommunications licenses) and determined that no impairment charge was required. See Note 7 for further details.

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

Debt

        Debt is measured at amortized cost. Debt discounts, representing the difference between the proceeds and the principal amount of debt, are amortized as interest expense in the consolidated income statements over the period of the debt on a straight-line basis, which approximates the effective interest method. Debt issuance costs are capitalized as part of other assets in the consolidated balance sheets and are amortized as interest expense in the consolidated income statements over the period of the debt on a straight-line basis, which approximates the effective interest method. Except for interest costs incurred for the construction of a qualifying asset which are capitalized during the period the assets are prepared for their intended use, interest costs are expensed.

Non-Controlling Interests

        The non-controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Commnet's consolidated subsidiaries, Bermuda Digital Communications, Islandcom, Sovernet and its consolidated subsidiaries and Ahana Renewables, along with their proportional share of the earnings or losses, net of any distributions.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

        Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Interest Rate Derivative Agreements	Projected Pension Benefit Obligation	Translation Adjustment	Total
Balance at December 31, 2012	$(6,985)	$(1,318)	$6	$(8,297)
Adjust funded status of pension plan, net of tax of $0.2 million	—	(631)	—	(631)
Foreign currency translation adjustment	—	—	(259)	(259)
Other comprehensive income before reclassifications, net of taxes of $2.3 million	3,753	—	—	3,753
Amounts reclassified from accumulated other comprehensive income, net of taxes of $2.0 million	3,232	—	—	3,232

Balance at December 31, 2013	—	(1,949)	(253)	(2,202)
Adjust funded status of pension plan, net of tax of $0.6 million	—	(723)	—	(723)
Foreign currency translation adjustment	—	—	4	4

Balance at December 31, 2014	$—	$(2,672)	$(249)	$(2,921)

Revenue Recognition—Telecommunications

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

Revenue Recognition—Renewable Energy

        Revenue from the Company's Renewable Energy segment is generated from the sale of electricity through long-term power purchase agreements ("PPA's") with various customers, or hosts, that range from 10 to 25 years. The Company, which is required to sell all generated power to the hosts, recognizes revenue from the PPA's as electricity is generated and sold at contractual rates as defined within the respective PPA.

        The Company's Renewable Energy segment also generates revenue from the sale of Solar Renewable Energy Credits ("SRECs"). Revenue is recognized as SRECs are sold through long-term purchase agreeements at the contractual rate specified in the agreement.

Accounting for Grants

        The Company has received funding from the U.S. Government and its agencies under Stimulus and Universal Service Fund programs. These funding programs are generally designed to fund telecommunications infrastructure expansion into rural or underserved areas of the United States. The funding programs are evaluated to determine if they represent funding related to capital expenditures (capital grants) or operating activities (income grants).

        Funding received from Stimulus programs is on a cost-reimbursement basis for capital expenditures incurred by the Company to expand its network and is considered a capital grant. Accordingly, reimbursements for eligible expenditures under the Stimulus programs are recorded as a reduction to property, plant and equipment on the Company's consolidated balance sheets, an investing cash inflow and a future reduction in depreciation expense in the consolidated income statements. The depreciable period for the grant is commensurate with the related assets which typically range from 5 to 20 years. As of December 31, 2014, the Company has spent $92.5 million in capital expenditures of which $67.0 million has been or will be funded by the Stimulus programs. Accordingly, funding received for capital expenditures from the Stimulus Programs is recorded as a reduction to property, plant and equipment on the Company's consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company's operating expenses in its consolidated statements of income and an operating cash inflow.

        Funding received from Universal Service Fund programs is received over time for operating the Company's network in certain rural geographical areas and is considered an income grant. Accordingly, such funding is recognized as operating cash inflows. Once services are provided, revenue is recognized

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the Company's consolidated income statements. During the year ended December 31, 2013 and December 31, 2014 the Company received approximately $2.4 million and $3.9 million, respectively, from the Universal Service Fund programs. Of these amounts, $1.6 million and $1.3 million for the years ended December 31, 2013 and December 31, 2014, respectively, were to support our U.S. Wireless business relating to high cost areas.

        Funding received from the Mobility Fund, as further described in Note 10, is for the use of both capital expenditures and operating costs incurred by the Company. Accordingly, funding received for capital expenditures from the Mobility Fund is recorded as a reduction to property, plant and equipment on the Company's consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company's operating expenses in its consolidated income statements and an operating cash inflow.

        Compliance with grant requirements is reviewed as of December 31 of each year to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized.

Income Taxes

        The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

        The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

        The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related authority. It is possible that the ultimate resolution of these uncertain matters may be greater or less than the amount that the Company estimated. If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be more than the ultimate assessment, a further charge to expense would result.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets.

        The Company does not provide for United States income taxes on earnings of foreign subsidiaries as such earnings are considered to be indefinitely reinvested.

        In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies effective for tax years beginning on or after January 1, 2014. The Company has reviewed the regulations and has determined that its current method of accounting is appropriate under the regulations with no change required.

Credit Concentrations and Significant Customers

        The Company has been historically dependent on a limited amount of customers for its wholesale roaming business. The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company's consolidated revenue in any of the past three years:

Customer	2012	2013	2014
Verizon	11%	13%	16%
AT&T	20%	18%	26%

        No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

        The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company's consolidated accounts receivable, net of allowances, as of December 31, 2013 and 2014:

Customer	2013	2014
AT&T	29%	47%
Verizon	10%	7%

Foreign Currency Gains and Losses

        With regard to the Company's Guyana operations, for which the Guyanese dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. For 2012, the value of the Guyana dollar remained relatively constant at approximately G$205 to one U.S. dollar and, as a result, no foreign currency gains or losses were recorded. Beginning in 2013, the value increased to approximately G$210 to one U.S. Dollar. Accordingly, the Company recognized a nominal foreign currency loss during the year ended December 31, 2013 and $1.1 million gain on foreign currency exchanges during the year ended December 31, 2014. As of December 31, 2014, the exchange rate was G$210 to one U.S. Dollar.

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

        Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2013 and 2014 are summarized as follows:

	December 31, 2013
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,244	$—	$2,244

Total assets measured at fair value	$2,244	$363	$2,607

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31, 2014
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,493	$—	$1,493

Total assets measured at fair value	$1,493	$363	$1,856

Debt (Note 8)	$—	$38,877	$38,877

Total liabilities measured at fair value	$—	$38,877	$38,877

Certificate of Deposit

        As of December 31, 2013 and December 31, 2014, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

        As of December 31, 2013 and December 31, 2014, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets

Derivatives

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	For the Year Ended December 31,
	2012	2013	2014
Basic weighted-average common shares outstanding	15,531	15,704	15,898
Stock options	88	113	115

Diluted weighted-average common shares outstanding	15,619	15,817	16,013

        The following notes the number of potential common shares not included in the above calculation because the effects of such were anti-dilutive (in thousands of shares):

	For the Year Ended December 31,
	2012	2013	2014
Stock options	367	61	—

Total	367	61	—

Stock-Based Compensation

        The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock-based compensation and is expensing the fair value of the grants of options to purchase common stock over their vesting period of four years. The Company has not granted options since 2012. Relating to grants of options, the Company recognized $1.8 million, $1.4 million and $0.9 million of non-cash, share-based compensation expense during 2012, 2013 and 2014, respectively. See Note 11 for assumptions used to calculate the fair value of the options granted.

        The Company also issued 72,083 restricted shares of common stock in 2012; 100,902 restricted shares of common stock in 2013 and 109,318 restricted shares of common stock in 2014. These shares are being charged to income based upon their fair values over their vesting period of four years. Non-cash equity-based compensation expense, related to the vesting of restricted shares issued was $1.8 million, $3.1 million and $3.4 million in 2012, 2013 and 2014, respectively.

        Stock-based compensation expense is recognized within general and administrative expenses within the consolidated income statements.

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern . ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. The Company does not expect ASU No. 2014-15 to have a material impact on the consolidated financial position, results of operations, or cash flows.

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

        In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for reporting periods beginning after December 15, 2016, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

        In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted. The adoption of this amendment is not expected to have a material impact on the Company's consolidated financial statements.

        In March 2013, the FASB issued ASU 2013-05, "Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity." ASU 2013-05 provides clarification regarding whether ASC 810-10, "Consolidation—Overall" or ASC 830-30, "Foreign Currency Matters—Translation of Financial Statements," applies to the release of cumulative translation adjustments into net income when a reporting entity either sells a part or all of its investment in a foreign entity or ceases to have a controlling financial interest in a subsidiary or group of assets that constitute a business within a foreign entity. The revised standard is effective for reporting periods beginning after December 15, 2013. The adoption of this amendment did not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and was applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the Company's consolidated financial statements.

3. ACQUISITIONS

        On December 24, 2014, the Company acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). The Company acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $78.8 million of cash consideration and the assumption of $38.9 million of debt. The acquisition was performed through the Company's newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor. Profits and losses of these subsidiaries will be allocated 99% to the tax equity investor and 1% to the Company up until a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. This date occurs approximate 2 - 4 years from the acquisition date. After the Flip Date, profits and losses of these subsidiaries will be allocated 5% to the tax equity investor and 95% to the Company, and Ahana Renewables has the option to buy-out the non-controlling interests at 10 - 15% of their initial contribution to Green Lake.

        The Ahana Acquisition was accounted for using the purchase method, and Ahana Renewables' results of operations since December 24, 2014 have been included in the Company's new Renewable Energy segment as reported in Note 16. The total purchase consideration of $78.8 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the preliminary assessment of the total acquisition cost to the net assets of Ahana Renewables based on their acquisition date fair values:

Total consideration	$78,782

Purchase price allocation:
Cash	6,571
Other current assets	2,011
Plant and equipment	111,446
Restricted Cash	5,884
Current liabilities	(853)
Long-Term debt	(38,877)
Non-controlling interests	(7,400)

Net assets acquired	78,782

        The non-controlling interests were valued using an income approach which included the estimated cash flows to the non-controlling interests in the form of distributions and buy-outs. The cash flows

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

were tax affected using a weighted average tax rate of 40% and were discounted at a rate of 11.75% to determine their acquisition date fair value.

        The acquired plant and equipment is comprised of the commercial distributed solar power systems and was valued using an income approach. The assets were assigned an economic life of 25 years, and expected income from the assets was based forecast production and the related sale of energy and solar renewable energy credits, forecast operating expenses, net working capital requirements and tax expense from cash flows and benefits from depreciation of the acquired assets. Cash flows were discounted at an approximate 8% discount rate to determine the plant and equipment acquisition date fair value.

        For the year ended December 31, 2014, the Ahana Acquisition accounted for $0.4 million of the Company's revenue and $2.5 million of the Company's transaction-related charges pertaining to legal, accounting and consulting services. If the acquisition had occurred at the beginning of the current financial reporting period, its impact on the historical revenue and earnings of the Company would not be material.

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

wireless assets on that date and recorded a gain in 2013 of approximately $307.1 million calculated as follows (in thousands):

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

        During 2014, the Company recognized an additional $1.1 of gain relating to changes in certain estimates.

        The $796.8 million in cash proceeds included $78.0 million of cash held in a general indemnity escrow account. The Company recorded the $78.0 million as restricted cash on its December 31, 2013 balance sheet with $39.0 million classified as a current asset and the remaining $39.0 million classified as long-term based on the timing of the expected cash proceeds. Subject to the terms and conditions of the purchase agreement governing the sale between AT&T Mobility LLC and the Company, $39.0 million was released to the Company during 2014 with the remaining $39.0 million to be released in March 2015. As of December 31, 2014, the Company has recorded the $39.0 million of restricted cash, due to be released to the Company in 2015, as a current asset.

        The Alltel trade name was not sold to AT&T Mobility LLC. Due to trade name assignment restrictions, and no planned use through continuing operations, the trade name was fully impaired. As a result, an impairment of $11.9 million was recorded as a part of the disposal and included in the 2013 net gain calculation.

        Upon the sale, the Company recorded $28.9 million for the minority shareholders' interests in the sold operation which was based on the estimated final distribution to the minority shareholders. In 2013 and 2014, $18.9 million and $5.8 million, respectively, was distributed to minority shareholders. The Company has included $10.0 million and $4.5 million in non-controlling interests on its December 31, 2013 and 2014 balance sheet, respectively.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. DISCONTINUED OPERATIONS—SALE OF U.S. RETAIL WIRELESS BUSINESS (Continued)

        The Company has reclassified the assets, which include prepayments and other current assets, and liabilities, which include accounts payable and accrued liabilities, of its Alltel operations to assets of discontinued operations and liabilities of discontinued operations within its December 31, 2013 and December 31, 2014 balance sheets.

        Revenues and income from discontinued operations related to the Alltel business for the years ended December 31, 2012 and 2013 were as follows (in thousands):

	Year Ended December 31,
	2012	2013
Revenue from discontinued operations	$464,382	$299,519
Income from discontinued operations, net of tax expense (benefit) of $13,816 and $2,512 respectively	29,202	5,166

5. ACCOUNTS RECEIVABLE:

        As of December 31, 2013 and 2014, accounts receivable consist of the following (in thousands):

	2013	2014
Retail	$19,833	$21,367
Wholesale	27,539	41,245
Other	54	1,605

Accounts receivable	47,426	64,217
Less: allowance for doubtful accounts	(9,746)	(11,344)

Total accounts receivable, net	$37,680	$52,873

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FIXED ASSETS:

        As of December 31, 2013 and 2014, property, plant and equipment consisted of the following (in thousands):

	Useful Life (in Years)	2013	2014
Telecommunications equipment and towers	5 - 15	$471,265	$514,814
Solar assets	20 - 23	—	111,446
Office and computer equipment	3 - 10	46,680	46,757
Buildings	15 - 39	18,002	18,079
Transportation vehicles	3 - 10	6,984	7,589
Leasehold improvements	Shorter of useful life or lease term	11,380	11,494
Land	—	1,162	1,146
Furniture and fixtures	5 - 10	5,778	8,110

Total plant in service		561,251	719,435
Construction in progress		45,661	43,982

Total property, plant, and equipment in service		606,912	763,417
Less: Accumulated depreciation		(352,280)	(393,835)

Net fixed assets		$254,632	369,582

        Depreciation and amortization of fixed assets, using the straight-line method over the assets' estimated useful life, for the years ended December 31, 2012, 2013 and 2014 was $50.0 million, $48.3 million and $50.3 million, respectively.

        For the years ended December 31, 2012, 2013 and 2014, amounts of capital expenditures were offset by grants of $30.6 million, $31.6 million and $2.3 million, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

        The Company tests goodwill for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

        The Company employs both qualitative and quantitative tests of its goodwill. For some of the Company's reporting units, the Company performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. For other reporting units the Company evaluated goodwill using a quantitative model. The quantitative test for goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow ("DCF") analysis. Determining fair value requires the exercise of significant

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted-average cost of capital ("WACC"), which represents the average rate a business must pay its providers of debt and equity. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

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

        The Company performed its annual impairment assessments of its goodwill as of December 31, 2013 and December 31, 2014 and determined that no impairment charges were required, as the fair value of each reporting unit exceeded its book value. Accordingly, there were no changes in the carrying amounts of goodwill during these years. With the exception of one reporting unit which had fair value 24% higher than its carrying value, all tests yielded a significant cushion. For this reporting unit, key dependencies in the assessment include the timing of a fiber-optic network build-out and customer migration to the network. Variations in the future could result in an impairment of some portion of the reporting unit's goodwill balance which is $7.5 million.

Telecommunications Licenses

        The Company tests those telecommunications licenses that are indefinite lived for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests telecommunication licenses that are indefinite lived between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

        Indefinite lived telecommunications licenses are tested for impairment on a subsidiary by subsidiary basis using both quantitative and qualitative assessments. As of December 31, 2012 the Company performed a quantitative assessment using a discounted cash flow model (the Greenfield Approach). The Greenfield Approach assumes a company initially owns only the indefinite lived telecommunications licenses, and then makes investments required to build an operation comparable to the one that currently utilizes the licenses. The projected cash flows are based on certain financial factors, including revenue growth rates, margins, and churn rates.

        This model then incorporates cash flow assumptions regarding investment in the network, development of distribution channels and the subscriber base, and other inputs for making the business operational. The Company based the assumptions, which underlie the development of the network, subscriber base and other critical inputs of the discounted cash flow model on a combination of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

average marketplace participant data and our historical results, trends and business plans. The Company also used operating metrics such as capital investment per subscriber, acquisition costs per subscriber, minutes of use per subscriber, etc., to the indefinite lived telecommunications licenses. The terminal value of the subsidiary, which incorporates an assumed sustainable growth rate, is also discounted and is likewise attributed to the indefinite lived licenses. We used a discount rate based on the optimal long-term capital structure of a market participant and its associated cost of debt and equity, to calculate the present value of the projected cash flows.

        The Company performed its annual impairment assessment of its indefinite lived telecommunications licenses as of December 31, 2012, and it was determined that no impairment of any of the Company's telecommunications licenses existed during the year ended December 31, 2012 except for one of the Company's reporting units in the Island Wireless segment. The impairment arose from a culmination of factors arising from poor economic conditions in the geographic region which resulted in a fair value determination that was below the book value of the reporting unit's telecommunications license. As a result, the Company recorded a non-cash impairment charge of $3.4 million during the year ended December 31, 2012.

        The Company performed a qualitative assessment for its annual impairment assessment of substantially all of its indefinite lived telecommunications licenses as of December 31, 2013 and 2014 and determined that there were no indications of potential impairments, except for one which was tested on a basis in line with the 2012 tests described above. No impairment was identified.

        The changes in the carrying amount of the Company's telecommunications licenses, by operating segment, for the three years ended December 31, 2014 were as follows (in thousands):

	U.S. Wireless	U.S. Wireline	Island Wireless	Consolidated
Balance at December 31, 2012	$20,106	$31	$19,768	$39,905
Acquired licenses	186	—	—	186
Licenses sold	(404)	—	—	(404)

Balance at December 31, 2013	19,888	31	19,768	39,687
Acquired licenses	5,025	—	—	5,025
Amortization	—	—	(622)	(622)

Balance at December 31, 2014	24,913	31	19,146	44,090

        The licenses acquired during 2013 and 2014 were acquired in all cash transactions from various parties and related to licenses expected to be available for use into perpetuity. The Company's Island Wireless segment is amortizing one of its telecommunications licenses through its expiration date of June 2020.

Customer Relationships

        The customer relationships, all of which are included in the Island Wireless segment, are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $0.4 million of amortization related to customer relationships during each of the three years ended December 31, 2014.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. GOODWILL AND INTANGIBLE ASSETS (Continued)

        Future amortization of customer relationships, in our Island Wireless segment, is as follows (in thousands):

Future Amortization
2015	$343
2016	309
2017	276
2018	200
2019	145
Thereafter	223

Total	$1,496

8. LONG-TERM DEBT

        On May 18, 2012, the Company amended and restated its existing credit facility with CoBank, ACB and a syndicate of other lenders (the "Credit Facility") providing for $275.0 million in two term loans and a revolver loan of up to $100.0 million (which includes a $10.0 million swingline sub-facility) and the capacity for additional term loans up to an aggregate of $100.0 million, subject to lender approval.

        On June 17, 2013, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of its subsidiaries. In connection with the Company's Alltel Sale on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under the Company's letter of credit securing the Alltel Mobility Funds and the Company terminated $19.9 million in letters of credit on November 14, 2013.

        On September 20, 2013, the Company repaid the two term loans under its Credit Facility in full. The Company incurred nominal fees for the breakage of the term loans that were incurring interest at the London Interbank Offered Rate (LIBOR). In addition, the Company recorded approximately $4.7 million in interest expense during the year ended December 31, 2013 related to accelerated amortization of deferred financing costs associated with the term loans.

        Amounts the Company borrowed under the term loans bore interest through September 20, 2013 at a rate equal to, at its option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable margin ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio of the Company's indebtedness (as defined in the Credit Facility) to its EBITDA (as defined in the Amended Credit Facility).

        Amounts borrowed under the revolver loan bore interest at a rate equal to, at the Company's option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable margin ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing-line sub-facility, an applicable margin ranging from 0.50% to 2.00%). The Company also paid a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee was payable in arrears on the last day of each calendar quarter.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

        On December 19, 2014, the Company amended and restated the Credit Facility to provide for a $225 million revolving credit facility (the "Amended Credit Facility") that includes (i) up to $10 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC's mobility fund and (iii) up to $10 million under a swingline sub-facility.

        Amounts the Company may borrow under the Amended Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Agreement) of the Company's indebtedness to EBITDA. Under the terms of the Amended Credit Agreement, the Company must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

        The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ration of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2014, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

        As of December 31, 2014, the Company had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

  Acquisition of Green Lake Capital, LLC

        In connection with the Ahana Acquisition on December 24, 2014, the Company assumed $38.9 million in long-term debt (the "Ahana Debt"). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 4.5% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.

        The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G). The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or SRECs, at the Company's discretion, with the value of the SRECs being the current market value as of the date of repayment.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        The Company's objective in using interest rate derivatives was to add stability to interest expense and to manage its exposure to the interest rate movements of its variable-rate debt. To accomplish this objective, the Company primarily used interest rate derivatives as part of its interest rate risk management strategy. Interest rate derivatives designated as cash flow hedges involved the receipt of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

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

        The table below presents the effect of the Company's derivative financial instruments on the consolidated income statements for the year ended December 31, 2013 (in thousands):

Year Ended December 31,	Derivative in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
2013	Interest Rate Swap	$6,255	Interest expense	$764

10. MOBILITY FUND GRANTS

        As part of the Federal Communications Commission's ("FCC") reform of its Universal Service Fund ("USF") program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for approximately $47.0 million of Mobility Fund support to its Alltel business (the "Alltel Mobility Funds") and $21.7 million of Mobility Fund support to its wholesale wireless business (the "Wholesale Mobility Funds" and collectively with the Alltel Mobility Funds, the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company's application for the Mobility Funds, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company ("USAC") in June 2013 to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. MOBILITY FUND GRANTS (Continued)

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

        The Company began the construction of its Wholesale Mobility Funds projects during the third quarter of 2013 and its results are included in the Company's "U.S. Wireless" segment. As of December 31, 2014, the Company has received approximately $7.3 million in Wholesale Mobility Funds. Of these funds, $1.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company's consolidated balance sheet as of December 31, 2014. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

11. EQUITY

Common Stock

        The Company has paid quarterly dividends on its common stock since January 1999.

Treasury Stock

        During 2012, 2013 and 2014, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

Year Ended December 31	Shares Repurchased	Aggregate Cost (in thousands)	Average Repurchase Price
2012	9,175	$344	$37.51
2013	163,222	8,103	49.64
2014	34,293	2,161	63.01

Stock-Based Compensation

        The Company has 2,000,000 shares reserved for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture.

Stock Options

        Stock options have a term of ten years and vest annually and ratably over a period of four years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EQUITY (Continued)

        The following table summarizes stock option activity for the years ended December 31, 2013 and 2014:

Year Ended December 31, 2013
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	720,448	$34.31
Exercised	(303,536)	30.64
Forfeited—Vested	(11,625)	46.01
Forfeited—Unvested	(4,000)	45.22

Outstanding at December 31, 2013	401,287	36.63	6.0	$8,000,149

Vested and expected to vest at December 31, 2013	398,036	35.86	6.0	$7,934,478

Exercisable at December 31, 2013	241,662	35.86	5.2	$5,004,299

Year Ended December 31, 2014
	Number of Options	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	401,287	$36.63
Exercised	(43,034)	37.68
Forfeited—Unvested	(7,000)	34.22

Outstanding at December 31, 2014	351,253	36.55	5.0	$10,901,529

Vested and expected to vest at December 31, 2014	351,142	36.56	5.0	$10,987,590

Exercisable at December 31, 2014	290,128	36.81	4.6	$8,929,815

        The unvested options as of December 31, 2014 represent $0.4 million in unamortized stock-based compensation which will be recognized over a weighted average term of 1.0 years.

        The following table summarizes information relating to options granted and exercised during 2012, 2013 and 2014 (in thousands, except fair value of options granted data):

	2012	2013		2014
Weighted-average fair value of options granted	$15.27	$	N/A	$	N/A
Aggregate intrinsic value of options exercised	938		6,111		1,098,336
Cash proceeds received upon exercise of options	1,452		2,669		1,621
Excess tax benefits from share-based compensation	(362)		2,101		513

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

Options Granted in
2012
Risk-free interest rate	1.4%
Expected dividend yield	2.5%
Expected life	6.25 years
Expected volatility	53%

        The Company recognized $1.8 million, $1.4 million and $0.9 million, respectively, of stock compensation expense relating to the granted options during 2012, 2013 and 2014, respectively.

Restricted Stock

        Restricted stock issued under the 2008 Equity Investment Plan vests ratably over four years.

        The following table summarizes restricted stock activity during the year ended December 31, 2013:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2013	103,853	$39.63
Granted	100,902	48.54
Forfeited	(250)	46.85
Vested and issued	(49,986)	43.96

Unvested as of December 31, 2013	154,519	$44.04

        The following table summarizes restricted stock activity during the year ended December 31, 2014:

	Shares	Weighted Avg. Fair Value
Unvested as of January 1, 2014	154,519	$44.04
Granted	109,318	64.73
Forfeited	(8,500)	51.44
Vested and issued	(60,194)	44.61

Unvested as of December 31, 2014	195,143	$55.13

        In connection with the grant of restricted shares, the Company recognized $1.8 million, $3.1 million and $3.4 million of compensation expense within its income statements for 2012, 2013 and 2014, respectively.

        The unvested shares as of December 31, 2014 represent $8.1 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.8 years.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        The components of income before income taxes for the years ended December 31, 2012, 2013 and 2014 are as follows (in thousands):

	2012	2013	2014
Domestic	$26,249	$13,697	$57,767
Foreign	18,547	32,776	28,401

Total	$44,796	$46,473	$86,168

        The following is a reconciliation from the tax computed at statutory income tax rates to the Company's income tax expense for the years ended December 31, 2012, 2013, and 2014 (in thousands):

	2012	2013	2014
Tax computed at statutory U.S. federal income tax rates	$15,679	$16,270	$30,160
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	812	701	(130)
Bermuda and Turks & Caicos	503	(3,203)	(4,712)
Turks & Caicos intercompany note receivable write-down	—	(8,572)	—
Valuation allowance	832	711	(887)
Foreign tax reserve	2,359	2,081	2,095
State taxes	906	1,032	1,813
Research and development credit	(1,971)	—	—
Other, net	1,711	516	(191)

Income tax expense	$20,831	$9,536	$28,148

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The components of income tax expense (benefit) for the years ended December 31, 2012, 2013 and 2014 are as follows (in thousands):

	2012	2013	2014
Current:
United States—Federal	$4,812	$1,703	$14,761
United States—State	2,418	895	1,347
Foreign	11,099	11,787	12,153

Total current income tax expense	$18,329	$14,385	$28,261

Deferred:
United States—Federal	$4,050	$(5,273)	$5,205
United States—State	(1,011)	169	466
Foreign	(537)	255	(5,784)

Total deferred income tax expense (benefit)	2,502	(4,849)	(113)

Consolidated:
United States—Federal	$8,862	$(3,570)	$19,966
United States—State	1,407	1,064	1,813
Foreign	10,562	12,042	6,369

Total income tax expense	$20,831	$9,536	$28,148

        The significant components of deferred tax assets and liabilities are as follows as of December 31, 2013 and 2014 (in thousands):

	2013	2014
Deferred tax assets:
Receivables reserve	$1,225	$1,321
Temporary differences not currently deductible for tax	6,690	8,001
Deferred compensation	1,702	2,019
Foreign tax credit carryforwards	13,575	10,576
Pension	—	436
Net operating losses	2,822	4,171
Valuation allowance	(16,312)	(13,763)

Total deferred tax asset	9,702	12,761

Deferred tax liabilities:
Property, plant and equipment, net	$23,866	$27,681
Intangible assets, net	11,245	12,021
Tax on foreign earnings	—	1,050
Pension	205	—

Total deferred tax liabilities	35,316	40,752

Net deferred tax liabilities	$25,614	$27,991

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2013	2014
Deferred tax assets:
Current	$1,994	$2,588
Long term	—	—

Total deferred tax asset	$1,994	$2,588

Deferred tax liabilities:
Current	$1,601	$213
Long term	26,007	30,366

Total deferred tax liabilities	$27,608	$30,579

Net deferred tax liabilities	$25,614	$27,991

        As of December 31, 2014, the Company estimated that it had gross state and foreign net operating loss ("NOL") carryforwards of $32.1 million and $8.7 million respectively. The state NOL's will expire at various dates between 2015 and 2028. The foreign NOL consists of $6.1 million from Aruba, which will expire between 2015 and 2019. The remaining foreign NOL is from Guyana, and has no expiration. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing NOL deferred tax assets. A significant piece of negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. On the basis of this evaluation, the Company believes it is more likely than not that the benefit from these state and foreign NOL carryforwards will not be realized. In recognition of this risk at December 31, 2014, the Company provided a valuation allowance of $1.7 million and $1.4 million for the state and foreign NOL carryforwards, respectively. At December 31, 2013 our state and foreign NOL carryforward valuation allowance was $1.1 million and $1.6 million, respectively.

        As of December 31, 2014 and 2013, the Company had $10.5 million and $13.6 million of foreign tax credits. During the years ended December 31, 2014 and 2013, $3.0 million and $1.8 million foreign tax credit carryforwards expired. The remaining amounts that will expire in 2015 and 2016. Similar to prior years, the Company examined its projected mix of foreign source and U.S.-source earnings and concluded it is more likely than not that it will not generate enough foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has continued to maintain a full valuation allowance against these credits through December 31, 2014.

        The Company has approximately $131.6 million of undistributed earnings of its foreign subsidiaries that as of December 31, 2014 are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation.

        The Company had net unrecognized tax benefits of $10.3 million as of December 31, 2012, $14.0 million as of December 31, 2013 and $16.5 million as of December 31, 2014. The net increase of the reserve during the year ended December 31, 2014 was attributable to additions to uncertain tax positions taken in the current and prior years and reductions resulting from the lapse of statute of

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

limitation in one jurisdiction and the settlement of interest related to a prior Internal Revenue Service audit. The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2014 (in thousands):

Gross unrecognized tax benefits at December 31, 2011	$6,952
Increase in uncertain tax positions	3,384
Lapse in statute of limitations	—

Gross unrecognized tax benefits at December 31, 2012	10,336
Increase in uncertain tax positions	4,137
Lapse in statute of limitations	—
Settlements	(423)

Gross unrecognized uncertain tax benefits at December 31, 2013	14,050
Increase in uncertain tax positions	1,675
Lapse in statute of limitations	(226)
Settlements	—

Gross unrecognized uncertain tax benefits at December 31, 2014	$15,499

        The Company's accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $1.0 million as of December 31, 2014, and $0.4 million as of December 31, 2013, and $0.5 million as of December 31, 2012.

        All $16.5 million of unrecognized tax benefits would affect the effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes, if material.

        The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2010. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state. The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        The weighted-average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2012, 2013 and 2014:

	2012	2013	2014
Discount rate	6.00%	5.75%	5.75%
Annual salary increase	7.50%	7.50%	6.50%
Expected long-term return on plan assets	8.00%	7.00%	7.00%

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

        Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2013 and 2014 (in thousands):

	2013	2014
Projected benefit obligations:
Balance at beginning of year:	$11,660	$12,237
Service cost	543	612
Interest cost	665	720
Benefits and settlements paid	(1,444)	(623)
Actuarial (loss) gain	1,127	1,129
Exchange rate adjustment	(314)	18

Actuarial loss	$12,237	$14,093

Plan net assets:
Balance at beginning of year:	$12,932	$12,673
Actual return on plan assets	657	267
Company contributions	854	832
Benefits and settlements paid	(1,444)	(623)
Exchange rate adjustment	(326)	16

Balance at end of year	$12,673	$13,165

Over (under) funded status of plan	$436	$(928)

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        The fair values for the pension plan's net assets, by asset category, at December 31, 2014 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$10,532	$9,784	$748	$—
Equity securities	1,711	1,711	—	—
Fixed income securities	922	922	—	—

Total	$13,165	$12,417	$748	$—

        The plan's weighted-average asset allocations at December 31, 2013 and 2014, by asset category are as follows:

	2013	2014
Cash, cash equivalents, money markets and other	77.0%	80.0%
Equity securities	11.1	13.0
Fixed income securities	11.9	7.0

Total	100%	100%

        Amounts recognized on the Company's consolidated balance sheets consist of (in thousands):

	As of December 31,
	2013	2014
Other assets	$436	$—
Other Liabilities	—	928
Accumulated other comprehensive loss, net of tax	(1,949)	(2,672)

        Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2013	2014
Net actuarial loss	$(2,154)	$(3,148)
Prior service cost	—	—

Accumulated other comprehensive loss, pre-tax	$(2,154)	$(3,148)

Accumulated other comprehensive loss, net of tax	$(1,949)	$(2,672)

        Components of the plan's net periodic pension cost are as follows for the years ended December 31, 2012, 2013 and 2014 (in thousands):

	2012	2013	2014
Service cost	$612	$543	$612
Interest cost	810	665	720
Expected return on plan assets	(972)	(949)	(848)
Amortization of unrecognized net actuarial loss	242	150	218
Amortization of prior service costs	—	—	—

Net periodic pension cost	$692	$409	$702

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RETIREMENT PLANS (Continued)

        For the year ended December 31, 2015, the Company expects to contribute approximately $543,000 to its pension plan.

        The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Fiscal Year	Pension Benefits
2015	565
2016	629
2017	634
2018	761
2019	677
2020 - 2024	4,865

$8,131

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana's telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T's exclusivity and other rights under the existing agreement and license. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company's exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the "Draft Laws"). These Draft Laws would also introduce material changes to many other features of Guyana's existing telecommunications regulatory regime. While little or no substantive actions were taken on the Draft Laws since 2012, the Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

        In a letter dated September 8, 2006, the National Frequency Management Unit ("NFMU") agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T's inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecoms for decision of the matter. GT&T paid additional spectrum fees in 2012 according to the methodology used for its 2011 payments, and have reserved amounts payable for 2013 and 2014 according to this methodology. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

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

        In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has adopted new and amended regulations that establish regulatory and

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

other fees, additional regulation and result in other circumstances that could increase the regulatory costs incurred by or otherwise impact the Company's Bermuda operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision that, if implemented, would prevent the Company from using a portion of existing spectrum held in Bermuda reserved for the launch of next generation services in accordance with the Company's plans and demands of its customers in Bermuda. While the Company has appealed the decision, it if is implemented, it could damage the competitive position of the Compnay's Bermuda business and limit its ability to grow.

        The term of the Company's telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). The Company is continuing to operate as it is actively contesting the assessment of such fee.

Lease Commitments and Other Obligations

        The Company leases approximately 2.3 million square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non-cancelable operating leases. The Company's obligations for payments under these leases are as follows at December 31, 2014 (in thousands):

2015	$13,810
2016	13,047
2017	8,983
2018	6,372
2019	2,372
Thereafter	5,319

Total obligations under operating leases	$49,903

        Rent expense for the years ended December 31, 2012, 2013 and 2014 was $13.7 million, $12.7 million and $15.0 million, respectively.

15. RELATED-PARTY TRANSACTIONS

        In October 2014, the Company's U.S. Virgin Islands business, Choice Communications, LLC ("Choice"), entered into a tower lease with Tropical Tower Ltd ("Tropical Tower"), an entity 90% owned by Cornelius B. Prior, Jr., the Chairman of the Company's Board of Directors. When aggregated with amounts that Choice currently pays to Tropical Tower for an existing tower lease entered into in April 2012, Choice will pay approximately $117,000 per year in rental payments to Tropical Tower. Each tower lease has an initial term of five years, with two additional five year renewal periods and has provisions for an increase in rent by 5% each year. Our Audit Committee reviewed the specific structure and terms of the October 2014 lease, as negotiated by Choice management, and unanimously approved the arrangement described above in accordance with the terms of our Related Person Transaction Policy.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING

        For the years ended December 31, 2012 and December 31, 2013, the Company had four reportable segments for separate disclosure in accordance with the FASB's authoritative guidance on disclosures about segments of an enterprise. Those four segments were: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. With the Ahana Acquisition on December 24, 2014, the Company added a fifth reportable segment, Renewable Energy, which generates all of its revenues in and has all of its assets located in the United States. Segment presentations for 2012 and 2013 were not impacted by the change in segments in 2014. The operating segments are managed separately because each offers different services and serves different markets.

        The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2012
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$102,817	$—	$—	$—	$—	$102,817
International Wireless	—	27,084	54,379	—	—	81,463
Wireline	603	65,313	—	19,608	—	85,524
Equipment and Other	348	1,738	5,717	189	—	7,992

Total Revenue	103,768	94,135	60,096	19,797	—	277,796
Depreciation and amortization	16,072	17,963	11,067	2,860	2,625	50,587
Non-cash stock-based compensation	—	—	—	—	3,323	3,323
Operating income (loss)	60,290	23,203	(3,334)	(2,481)	(21,040)	56,638

For the Year Ended December 31, 2013
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$107,930	$—	$—	$—	$—	$107,930
International Wireless	—	30,334	61,098	—	—	91,432
Wireline	610	61,475	—	22,500	—	84,585
Equipment and Other	465	1,637	6,555	231	—	8,888

Total Revenue	109,005	93,446	67,653	22,731	—	292,835
Depreciation and amortization	14,308	17,975	10,305	3,182	2,967	48,737
Non-cash stock-based compensation	—	—	—	—	3,805	3,805
Operating income (loss)	54,867	28,212	8,610	(1,076)	(25,978)	64,085

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

For the Year Ended December 31, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
Revenue
U.S. Wireless	$153,040	$—	$—	$—	$—	$—	$153,040
International Wireless	—	26,819	61,831	—	—	—	88,650
Wireline	609	59,129	—	25,546	—	—	85,284
Equipment and Other	943	984	6,744	253	449	—	9,373
Total Revenue	154,592	86,932	68,575	25,799	449	—	336,347
Depreciation and amortization	14,345	17,408	10,671	4,725	105	3,980	51,234
Non-cash stock-based compensation	—	—	—	—	—	4,323	4,323
Operating income (loss)	89,187	19,628	9,046	(3,668)	(2,218)	(26,399)	85,576

	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items		Consolidated
December 31, 2013:
Net fixed assets	$73,592	$118,917	$29,310	$26,082	$—	$6,731		$254,632
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	146,346	197,903	74,427	45,351	—	395,692	(1)	859,719
December 31, 2014:
Net fixed assets	$79,910	$108,972	$26,590	$28,113	$111,342	$14,655		$369,582
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	188,377	201,335	74,563	42,446	130,124	288,162	(1)	925,030

(1)
Includes $4,748 and $175 of assets associated with our discontinued operations as of December 31, 2013 and 2014 respectively.

	Capital Expenditures
Year Ended December 31,	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
2012	9,792	14,369	4,529	10,508	—	2,956	42,154
2013	34,895	12,452	5,536	12,552	—	3,881	69,316
2014	33,446	10,646	6,064	4,680	—	3,464	58,300

        Reconciling items refer to corporate overhead matters and consolidating adjustments.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Following is a summary of the Company's quarterly results of operations for the years ended December 31, 2013 and 2014 (in thousands):

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

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	2014 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$75,174	$83,269	$89,393	88,511
Operating expenses	58,926	61,662	61,235	68,948

Income from operations	16,248	21,607	28,158	19,563
Other income (expense), net	(295)	53	325	509

Income from continuing operations before income taxes	15,953	21,660	28,483	20,072
Income taxes	5,552	7,338	9,569	5,689

Income from continuing operations	10,401	14,322	18,914	14,383
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	1,102

Income from discontinued operations, net of tax	—	—	—	1,102

Net income	10,401	14,322	18,914	15,485
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,560)	(2,809)	(2,747)	(2,854)
Discontinued operations	—	—	—	—
Disposal of discontinued operations	—	—	—	—

	(2,560)	(2,809)	(2,747)	(2,854)
Net income attributable to Atlantic Tele-Network, Inc. stockholders	7,841	11,513	16,167	12,631
Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.50	0.72	1.02	0.72
Discontinued operations:
Discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.07

Total discontinued operations	—	—	—	0.07

Total	0.50	0.72	1.02	0.79

Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.49	0.72	1.01	0.72
Discontinued operations:
Discontinued operations	—	—	—	—
Gain on Sale of discontinued operations	—	—	—	0.07

Total discontinued operations	—	—	—	0.07

Total	0.49	0.72	1.01	0.79

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. SUBSEQUENT EVENTS

        On February 12, 2015, the Company signed an agreement to sell substantially all of the assets of its retail wireless business in the Turks and Caicos islands to Cable & Wireless (TCI) Limited. The transaction is subject to customary closing terms and conditions. The companies expect to complete the transaction in the first quarter of 2015 and the Company anticipates recording a loss on the sale of approximately $19 million at that time.

SCHEDULE II

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
YEAR ENDED, December 31, 2012
Description:
Valuation allowance on foreign tax credit carryforwards	$16,755	$—	$1,359	$15,396
Valuation allowance on foreign net operating losses	560	338	—	898
Valuation allowance on state net operating losses	—	494	—	494
Allowance for doubtful accounts	7,060	1,490	646	7,904

	$24,375	$2,322	$2,005	$24,692

YEAR ENDED, December 31, 2013
Description:
Valuation allowance on foreign tax credit carryforwards	$15,396	$—	$1,820	$13,576
Valuation allowance on foreign net operating losses	898	712	—	1,610
Valuation allowance on state net operating losses	494	632	—	1,126
Allowance for doubtful accounts	7,904	1,462	361	9,005

	$24,692	$2,806	$2,181	$25,317

YEAR ENDED, December 31, 2014
Description:
Valuation allowance on foreign tax credit carryforwards	$13,576	$—	$2,999	$10,577
Valuation allowance on foreign net operating losses	1,610	—	110	1,500
Valuation allowance on state net operating losses	1,126	561	—	1,687
Allowance for doubtful accounts	9,005	2,417	80	11,342

	$25,317	$2,978	$3,189	$25,106

EXHIBIT INDEX
to Form 10-K for the Year Ended December 31, 2014

2.1		Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele- Network, Inc. and Allied Wireless Communications Corporation. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on January 24, 2013).

2.2		Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Ahana Operations, LLC, Green Lake Capital, LLC, Walsin Lihwa Corp. and the Companies named therein (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on December 29, 2014).

3.1		Restated Certificate of Incorporation of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele-Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended June 30, 2006 filed August 14, 2006).

3.3		By-Laws of Atlantic Tele-Network, Inc., as amended and restated on September 12, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2013 filed November 12, 2013).

10.1	*	Atlantic Tele-Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company's Proxy Statement on Schedule 14A (File No. 001-12593) filed April 30, 2007).

10.2	*	Director's Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.3	*	Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed June 6, 2001).

10.4	*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-62416) filed May 24, 2005).

10.5	*	Atlantic Tele-Network, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

10.6	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2008).

10.7	*	Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

Ex-1

10.8	*	Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

10.9	*	Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K (File No. 001- 12593) filed on May 21, 2008).

10.10	*	Deferred Compensation Plan for Select Employees of Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed January 6, 2009).

10.11		Third Amended and Restated Agreement dated as of May 18, 2012 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on May 21, 2012).

10.12		First Amendment to Third Amended and Restated Agreement dated as of October 29, 2012 by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) filed on November 9, 2012).

10.13		Consent to Third Amended and Restated Agreement dated as of February 28, 2013, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.14		Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, Fifth Third Bank, as a Joint Lead Arranger, MUFG Union Bank, N.A., as a Joint Lead Arranger and an Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-12593) filed on December 23, 2014).

10.15		Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele- Network, Inc., dated June 18, 1990 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended March 31, 2006 filed on May 15, 2006).

10.16		Amendment to the Agreement between the Government of the Co-Operative Republic of Guyana and Atlantic Tele-Network, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.17		Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

Ex-2

10.18		Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.19		Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.20		Allied Wireless Communications Corporation Form of Shareholder Agreement (incorporated by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A (File No. 001-12593) filed on May 2, 2011).

21	**	Subsidiaries of Atlantic Tele-Network, Inc.

23.1	**	Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

31.1	**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

31.2	**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
Filed herewith.

Ex-3