Form 10-Q
period 2015-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2015-05-06
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 6, 2015, the registrant had outstanding 16,039,878 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2015

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, revenues, and the future growth and retention of our subscriber base and consumer demand for solar power; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (3) economic, political and other risks facing our operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (6) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our ability to operate in the renewable energy industry; (10) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (11) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (12) the occurrence of weather events and natural catastrophes; (13) our continued access to capital and credit markets; and (14) our ability to realize the value that we believe exists in our businesses. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	March 31,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$326,216	$380,333
Restricted cash	39,703	780
Accounts receivable, net of allowances of $11.3 million and $10.2 million, respectively	52,873	46,530
Materials and supplies	10,546	9,382
Deferred income taxes	2,588	2,588
Prepayments and other current assets	19,273	19,339
Assets of discontinued operations	175	44
Total current assets	451,374	458,996
Fixed Assets:
Property, plant and equipment	763,417	763,403
Less: accumulated depreciation	(393,835)	(400,016)
Net fixed assets	369,582	363,387
Telecommunication licenses, net	44,090	43,935
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,496	1,378
Restricted cash	5,475	4,763
Other assets	7,519	6,830
Total assets	$925,030	$924,783
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,083	$6,150
Accounts payable and accrued liabilities	61,737	49,163
Dividends payable	4,631	4,652
Accrued taxes	5,667	855
Advance payments and deposits	7,898	9,272
Deferred income taxes	213	213
Other current liabilities	16,593	13,474
Liabilities of discontinued operations	1,247	1,316
Total current liabilities	104,069	85,095
Deferred income taxes	30,366	30,366
Other long —term liabilities	19,619	28,096
Long-term debt, excluding current portion	32,794	31,244
Total liabilities	186,848	174,801
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,647,334 and 16,665,334 shares issued, respectively, and 15,925,748 and 15,999,949 shares outstanding, respectively	166	166
Treasury stock, at cost; 721,586 and 748,785 shares, respectively	(15,549)	(17,433)
Additional paid-in capital	145,563	147,434
Retained earnings	549,963	542,053
Accumulated other comprehensive loss	(2,921)	(2,922)
Total Atlantic Tele-Network, Inc. stockholders’ equity	677,222	669,298
Non-controlling interests	60,960	80,684
Total equity	738,182	749,982
Total liabilities and equity	$925,030	$924,783

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2015

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2015
REVENUE:
U.S. wireless	$28,392	$35,843
International wireless	23,148	21,172
Wireline	21,530	20,593
Renewable energy	—	5,289
Equipment and other	2,104	2,441
Total revenue	75,174	85,338
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	15,862	16,035
Engineering and operations	9,630	10,418
Sales and marketing	5,020	5,236
Equipment expense	2,715	3,821
General and administrative	13,698	15,747
Transaction-related charges	21	179
Depreciation and amortization	11,980	14,751
Total operating expenses	58,926	66,187
Income from operations	16,248	19,151
OTHER INCOME (EXPENSE):
Interest expense, net	(186)	(614)
Loss on deconsolidation of subsidiary (Note 5)	—	(19,937)
Other income (expense), net	(109)	32
Other income (expense), net	(295)	(20,519)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,953	(1,368)
Income tax expense (benefit)	5,552	(486)
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,401	(882)
Income from discontinued operations, net of tax	—	390
NET INCOME (LOSS)	10,401	(492)
Net income attributable to non-controlling interests, net of tax	(2,560)	(2,777)

NET INCOME (LOSS) ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$7,841	$(3,269)
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.50	$(0.23)
Discontinued operations	—	0.02
Total	$0.50	$(0.21)

NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$0.49	$(0.23)
Discontinued operations	—	0.02
Total	$0.49	$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,830	15,939
Diluted	15,950	15,939
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.27	$0.29

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2015

Net income (loss)	$10,401	$(492)
Less: Comprehensive income attributable to non-controlling interests	(2,560)	(2,777)
Comprehensive income (loss) attributable to Atlantic Tele-Network, Inc.	$7,841	$(3,269)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$10,401	$(492)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	11,980	14,751
Provision for doubtful accounts	914	291
Amortization of debt discount and debt issuance costs	24	140
Stock-based compensation	1,058	1,224
Income from discontinued operations, net of tax	—	(390)
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net of allowances of $11.3 million and $10.2 million, respectively	(761)	5,142
Materials and supplies, prepayments, and other current assets	(2,323)	(1,247)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,585)	(5,756)
Accrued taxes	(23,128)	5,952
Other	(2,186)	(4,687)
Net cash provided by (used in) operating activities of continuing operations	(6,606)	34,865
Net cash provided by (used in) operating activities of discontinued operations	(2,429)	589
Net cash provided by (used in) operating activities	(9,035)	35,454
Cash flows from investing activities:
Capital expenditures	(8,736)	(13,812)
Acquisition of business (Note 4)	—	(2,600)
Proceeds from disposition of long-lived assets (Note 5)	1,371	5,873
Decrease in restricted cash	19,204	39,635
Net cash provided by investing activities of continuing operations	11,839	29,096

Cash flows from financing activities:
Dividends paid on common stock	(4,278)	(4,618)
Distributions to non-controlling interests	(1,482)	(3,066)
Payment of debt issuance costs	—	(30)
Repayments of long-term debt	—	(1,483)
Proceeds from stock option exercises	435	277
Purchase of common stock	(1,260)	(1,513)
Net cash used in financing activities of continuing operations	(6,585)	(10,433)

Net change in cash and cash equivalents	(3,781)	54,117
Cash and cash equivalents, beginning of period	356,607	326,216
Cash and cash equivalents, end of period	$352,826	$380,333

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink

Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel

Renewable Energy	Renewable Energy	United States (Massachusetts, California and New Jersey)	Ahana Renewables

The Company is actively evaluating potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return-on-investment and other criteria. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long-lived assets, see Note 11 to the Consolidated Financial Statements.

2.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K.

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

The Company’s effective tax rates for the three months ended March 31, 2014 and 2015 were 34.8% and 35.5%, respectively.  The Company’s effective tax rate increased in 2015 primarily due to a larger portion of our earnings consisting of losses generated in a non-tax foreign jurisdiction for which we receive no tax benefit.

Recent Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for reporting periods beginning after December 15, 2016, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  In April 2015, the FASB proposed a one-year deferral of the effective date to periods beginning after December 15, 2017.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard was effective prospectively for reporting periods beginning after December 15, 2014. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.

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

4. ACQUISITIONS

On December 24, 2014, the Company acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, “Green Lake”), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the “Ahana Acquisition”). The Company acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. The acquisition was performed through the Company’s newly formed subsidiary, Ahana Renewables, LLC (“Ahana Renewables”). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries.  The tax equity investor’s interest in these subsidiaries changes at a certain date (the “Flip Date”), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the acquisition date. The profits and losses of these subsidiaries will be allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method.  The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests’ share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions).  The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to the Company and non-controlling interests based on the liquidation provisions of the solar facility operating agreement.  A positive difference during the period represents non-controlling interests’ share of income and a decrease represents a loss.  Ahana Renewables has the option to buy-out the non-controlling interests.

Ahana Renewables generates revenue from the sale of electricity through long-term (10-25 years) power purchase agreements as well as the sale of Solar Renewable Energy Credits (“SRECs”) which are government emissions allowances obtained through power generation and compliance with various regulations.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   LOSS ON DECONSOLIDATION OF SUBSIDIARY

During March 2015, the Company’s sold certain assets and liabilities of its Island Wireless segment.  As a result, the Company recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The disposition is included within other income (expense) and does not relate to a strategic shift in the Company’s operations and the subsidiary’s historical results and financial position are presented with continuing operations.

6.   FAIR VALUE MEASUREMENTS

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 are summarized as follows (in thousands):

	December 31, 2014
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,493	$—	$1,493

Total assets measured at fair value	$1,493	$363	$1,856

Debt (Note 7)	$—	$38,877	$38,877

Total liabilities measured at fair value	$—	$38,877	$38,877

	March 31, 2015
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,360	$—	$1,360

Total assets measured at fair value	$1,360	$363	$1,723

Certificate of Deposit

As of December 31, 2014 and March 31, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2014 and March 31, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

7.   LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31, 2014	March 31, 2015

Term loans assumed in Ahana acquisition	$38,877	$37,394
Less: current portion	(6,083)	(6,150)
Total long term debt	$32,794	$31,244

On December 19, 2014, the Company amended and restated its credit facility to provide for a $225 million revolving credit facility (the “Amended Credit Facility”) that includes (i) up to $10 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

Amounts the Company may borrow under the Amended Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Agreement) of the Company’s indebtedness to EBITDA. Under the terms of the Amended Credit Agreement, the Company must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2015, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Throughout 2014 and as of March 31, 2015, the Company had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

The carrying value of debt approximates its fair value.

Acquisition of Green Lake Capital, LLC

In connection with the Ahana Acquisition on December 24, 2014, the Company assumed $38.9 million in long-term debt (the “Ahana Debt”). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 4.5% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G) of $2.8 million. The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company’s discretion, with the value of the SRECs being the current market value as of the date of repayment.

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

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for $21.7 million of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) has to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of March 31, 2015, the Company has received approximately $8.0 million in Mobility Funds. Of these funds, $1.4 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.1 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

9.   EQUITY

Stockholders’ equity was as follows (in thousands):

	Three Months Ended March 31,
	2014			2015
	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity	Atlantic Tele- Network, Inc.	Non-Controlling Interests	Total Equity
Equity, beginning of period	$643,330	$56,525	$699,855	$677,222	$60,960	$738,182
Stock-based compensation	1,058	—	1,058	1,224	—	1,224
Comprehensive income:
Net income	7,841	2,560	10,401	(3,269)	2,777	(492)
Total comprehensive income	7,841	2,560	10,401	(3,269)	2,777	(492)
Issuance of common stock upon exercise of stock options	930	—	930	651	—	651
Dividends declared on common stock	(4,305)	—	(4,305)	(4,646)	(3,066)	(7,712)
Distributions to non-controlling interests	—	(1,482)	(1,482)	—	—	—
Purchase of treasury stock	(1,756)	—	(1,756)	(1,884)	—	(1,884)
Disposition of non-controlling interests	—	—	—	—	20,013	20,013
Equity, end of period	$647,098	$57,603	$704,701	$669,298	$80,684	$749,982

10.          NET INCOME (LOSS) PER SHARE

For the three months ended March 31, 2014 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Basic weighted-average common shares outstanding	15,830	15,939
Stock options	120	—
Diluted weighted-average common shares outstanding	15,950	15,939

The above calculation for the three months ended March 31, 2015 does not include approximately 173,000 shares related to certain stock options because the effects of such were anti-dilutive. There were no anti-dilutive securities for the three months ended March 31, 2014.

11.  SEGMENT REPORTING

For the three months ended March 31, 2014, the Company had four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments were: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015) and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. With the Ahana Acquisition on December 24, 2014, the Company added a fifth reportable segment, Renewable Energy, which generates all of its revenues in and has all of its assets located in the United States. Segment presentations for the three months ended March 31, 2014 were not impacted by the Ahana Acquisition. The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

	For the Three Months Ended March 31, 2014
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
Revenue
U.S. wireless	$28,392	$—	$—	$—	$—	$—	$28,392
International wireless	—	6,897	16,251	—	—	—	23,148
Wireline	152	14,706	—	7,308	—	(636)	21,530
Renewable energy	—	—	—	—	—	—	—
Equipment and other	179	194	1,672	59	—	—	2,104
Total revenue	28,723	21,797	17,923	7,367	—	(636)	75,174
Depreciation and amortization	3,303	4,313	2,608	1,140	—	616	11,980
Non-cash stock-based compensation	—	—	—	—	—	1,058	1,058
Operating income (loss)	13,589	5,635	3,426	(1,074)	—	(5,328)	16,248

	For the Three Months Ended March 31, 2015
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
Revenue
U.S. wireless	$35,843	$—	$—	$—	$—	$—	$35,843
International wireless	—	6,126	15,046	—	—	—	21,172
Wireline	152	14,600	—	5,841	—	—	20,593
Renewable energy	—	—	—	—	5,289	—	5,289
Equipment and other	484	382	1,519	56	—	—	2,441
Total revenue	36,479	21,108	16,565	5,897	5,289	—	85,338
Depreciation and amortization	4,147	4,366	2,545	1,356	1,204	1,133	14,751
Non-cash stock-based compensation					181	1,043	1,224
Operating income (loss)	17,910	3,766	2,413	(1,135)	2,652	(6,455)	19,151

	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items		Consolidated
December 31, 2014:
Net fixed assets	$79,910	$108,972	$26,590	$28,113	$111,342	$14,655		$369,582
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	188,377	201,649	74,563	42,446	130,124	287,871	(1)	925,030
March 31, 2015:
Net fixed assets	$80,932	$107,636	$23,094	$27,333	$110,138	$14,254		$363,387
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	192,822	196,682	70,281	45,265	126,585	293,148	(1)	924,783

(1)                                 Includes $175 and $44 of assets associated with our discontinued operations as of December 31, 2014 and March 31, 2015, respectively

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
Three Months Ended March 31,
2014	$5,337	$2,176	$366	$430	$—	$427	$8,736
2015	6,373	2,791	2,418	1,498	—	732	13,812

12.  COMMITMENTS AND CONTINGENCIES

Regulatory and Litigation Matters

The Company and its subsidiaries are subject to certain regulatory and legal proceedings and other claims arising in the ordinary course of business, some of which involve claims for damages and taxes that are substantial in amount. The Company believes that, except for the items discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2014, for which the Company is currently unable to predict the final outcome, the disposition of proceedings currently pending will not have a material adverse effect on the Company’s financial position or results of operations.

In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and encourages further competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has imposed regulatory and other fees and adopted additional regulation that have increased the regulatory costs incurred by and could otherwise impact the Company’s Bermuda operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision requiring the Company to surrender a portion of existing spectrum held in Bermuda that the Company had reserved for the launch of next generation services in accordance with the Company’s plans and demands of its customers. The Company initiated legal proceedings challenging the implementation of such decision, however, was not successful in staying the decision and in March 2015 surrendered the spectrum in question to the Bermuda Regulatory Authority. While the Company’s appeal of this decision remains pending, it cannot now accurately predict the impact to the competitive position of the Company’s Bermuda business or limitations that such actions will have on the Company’s ability to grow.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2014, in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition, divesture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2014 Annual Report on Form 10-K.

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

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice

	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice

	International Integrated Telephony	Guyana	Cellink

Wireline	International Integrated Telephony	Guyana	GT&T

	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel

Renewable Energy	Renewable Energy	United States (Massachusetts, California and New Jersey)	Ahana Renewables

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Disposal of Turks and Caicos Operations

During March 2015, we completed the sale of certain assets and liabilities operated in Turks and Caicos and recorded a loss on the disposition and related deconsolidation of this subsidiary of approximately $19.9 million.

Ahana Acquisition

On December 24, 2014, we acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, “Green Lake”), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the “Ahana Acquisition”). We acquired these assets as part of a total transaction valued at approximately $117.7 million comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. See Note 4 to the Consolidated Financial Statements in this Report for additional information about the Ahana Acquisition.  The results of Ahana Renewables are reported in the Company’s Renewable Energy segment.

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of March 31,2015, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been  funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo stimulus projects were completed during 2013. The Vermont stimulus project was completed during the fourth quarter of 2014.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval  for $21.7 million of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of March 31, 2015, the Company has received approximately $8.0 million in Mobility Funds. Of these funds, $1.4 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.1 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of March 31, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended March 31, 2014 and 2015

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2014	2015	(Decrease)	(Decrease)
	(In thousands)
REVENUE:
U.S. Wireless	$28,392	$35,843	$7,451	26.2%
International Wireless	23,148	21,172	(1,976)	(8.5)
Wireline	21,530	20,593	(937)	(4.4)
Renewable Energy	—	5,289	5,289	100.0
Equipment and Other	2,104	2,441	337	16.0
Total revenue	75,174	85,338	10,164	13.5
OPERATING EXPENSES(excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	15,862	16,035	173	1.1
Engineering and operations	9,630	10,418	788	8.2
Sales, marketing and customer services	5,020	5,236	216	4.3
Equipment expense	2,715	3,821	1,106	40.7
General and administrative	13,698	15,747	2,049	15.0
Transaction-related charges	21	179	158	757.1
Depreciation and amortization	11,980	14,751	2,771	23.1
Total operating expenses	58,926	66,187	7,261	12.3
Income from operations	16,248	19,151	2,903	17.9
OTHER INCOME (EXPENSE):
Interest income (expense), net	(186)	(614)	(428)	230.6
Loss on deconsolidation of subsidiary	—	(19,937)	(19,937)	(100.0)
Other income (expense), net	(109)	32	141	(129.4)
Other income (expense), net	(295)	(20,519)	(20,224)	6855.6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,953	(1,368)	(17,321)	(108.6)
Income tax expense	5,552	(486)	(6,038)	(108.8)
INCOME FROM CONTINUING OPERATIONS	10,401	(882)	(11,283)	(108.5)
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations, net of tax	—	390	390	100.00
Income from discontinued operations	—	390	390	100.00
NET INCOME	10,401	(492)	(10,893)	(104.7)
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,560)	(2,777)	(217)	8.5
Discontinued operations	—	—	—	—
	(2,560)	(2,777)	(217)	8.5
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$7,841	$(3,269)	$(11,110)	(141.7)%

U.S. wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the three months ended March 31, 2014 and 2015, wholesale revenue represented 97% and 92% of total U.S. wireless revenue, respectively. In addition, U.S. wireless revenue also includes retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

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

Our U.S. wireless revenue increased to $35.8 million for the three months ended March 31, 2015 from $28.4 million for the three months ended March 31, 2014, an increase of $7.4 million or 26.1%. The revenue growth was a result of capacity and technology upgrades to our network, an increase in the demand for data services and an increase in the base stations used in our wholesale operations from 605 as of March 31, 2014 to 786 as of March 31, 2015.

While we will continue to expand our coverage with additional and upgraded base stations in 2015, it will be at a slower rate than our 2014 expansion. As a result, we expect that data volumes will continue to increase during 2015. However, we expect to experience a decline in revenues as we agreed in the first quarter of 2015 to significantly reduce the rates we offer to a major customer in exchange for a longer-term contract. Our U.S. wireless revenues may also be impacted by our expanded network capabilities, reach and capacity, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to expand their networks in areas where we operate. We believe that this new model has much lower risk in that the extended term and reduced pricing create a long-lived shared infrastructure solution for our roaming partner that increases the ultimate value of our wholesale business.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

International wireless revenue decreased by $1.9 million, or 8.2%, to $21.2 million for the three months ended March 31, 2015, from $23.1 million for the three months ended March 31, 2014. This decrease was mainly due to a decrease in market share within our International Integrated Telephony segment which resulted in a $0.8 million decrease in wireless revenue as well as a decline in roaming revenue in Bermuda and the Caribbean.

In total, our international wireless subscribers decreased from approximately 323,000 to 314,000 as of March 31, 2014 and 2015, respectively.  A majority of this decrease was the result of our sale of our operations in Turks and Caicos within our Island Wireless segment.  The remaining decrease was predominately driven by a 1% decrease in our lower revenue generating subscribers in our International Integrated Telephony segment.

We expect international wireless revenues from our retail operations to grow in future periods as a result of subscriber growth. However, we anticipate that wholesale roaming revenues in Bermuda and the Caribbean will continue to decline in future periods due to anticipated rate declines resulting in lowered overall roaming traffic in these markets. Wholesale roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

Additionally, international wireless revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share, if our appeal of the Bermuda Regulatory Authority’s decision to recapture a portion of existing spectrum held by our Bermuda subsidiary reserved for the launch of next generation wireless and data services is denied. We currently cannot predict the impact that the recapturing of our spectrum will have on our operations or if the Bermuda Regulations Authority will choose to reallocate such spectrum to our competitors.

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

Wireline revenue decreased by $0.9 million, or 4.4%, to $20.6 million for the three months ended March 31, 2015, from $21.5 million during the three months ended March 31, 2014.  This decrease was primarily the result of a $0.7 million decrease in our wholesale long-distance voice services operations within our U.S. Wireline segment as well as a slight decrease in Guyana.

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

Renewable Energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10—25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits (“SRECs”).

Renewable energy revenue was $5.3 million for the quarter ended March 31, 2015 and is attributable to Ahana Renewables, LLC which was acquired in December 2014.

Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows, which will continue over their average remaining life.  For these reasons, we expect that Renewable Energy revenue from our current portfolio of commercial solar projects will remain fairly consistent in future periods.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets, to retail telecommunications customers and revenue from our newly acquired renewable energy investment and other miscellaneous revenue items.

Equipment and other revenue increased by $0.3 million, or 14.3% to $2.4 million for the three months ended March 31, 2015, from $2.1 million for the three months ended March 31, 2014. Equipment and other revenue increased in both our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $0.2 million as a result of increased demand for handsets. These increases, however, were offset by a $0.2 million decrease in our Island Wireless segment as a result of a decrease in subscribers purchasing handsets.

We believe that equipment and other revenue could continue to increase as a result of gross subscriber additions, more aggressive subsidies driving demand for devices and the continued growth in smartphone penetration.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, customer bad debt expense, and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $0.2 million, or 1.3%, from $15.9 million for the three months ended March 31, 2014 to $16.1 million for the three months ended March 31, 2015.  Our U.S. Wireless segment reported an increase in its termination and access fees of $1.0 million as a result of its network expansion which increased traffic volume. This increase was partially offset by decreases of $0.7 million and $0.5 million in our wholesale long-distance voice services operations within our U.S. Wireline segment and in our Island Wireless segment, respectively.  In addition, our Renewable Energy segment recorded $0.3 million of expenses through our Ahana Acquisition which was completed in December 2014.

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

Engineering and operations expenses increased by $0.8 million from $9.6 million to $10.4 million for the three months ended March 31, 2014 and 2015, respectively.  The increase was primarily the result of increased support of our expanding U.S. Wireless network and the continued implementation of our new billing system in our International Integrated Telephony segment.

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

Sales and marketing expenses increased by $0.2 million, or 4.0%, from $5.0 million for the three months ended March 31, 2014 to $5.2 million for the three months ended March 31, 2015. This increase was primarily to support the increase in our U.S. Wireless segment’s retail operations revenues.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses increased by $1.1 million, or 40.7%, from $2.7 million for the quarter ended March 31, 2014 to $3.8 million for the quarter ended March 31, 2015. The increase in equipment expenses is primarily the result of increased demand for handset devices in our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment which reported equipment expense increases of $0.7 million and $0.5 million, respectively.

We believe that equipment expenses could continue to increase as a result of the increase in demand for smartphones by our subscribers.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses also include internal costs associated with our performance of due-diligence in connection with acquisition activities.

General and administrative expenses increased by $2.0 million, or 14.6% from $13.7 million for the three months ended March 31, 2014 to $15.7 million for the three months ended March 31, 2015.  The increase in primarily the result of our newly acquired Renewable Energy business which was acquired in December 2014 and incurred $1.1 million of general and administrative expenses during the three months ended March 31, 2015.  In addition, our Island Wireless segment reported an increase in general and administrative expenses of $0.5 million to support its expanded networks and an increase of $0.4 million was incurred at our Parent company to support our companywide advancement of initiatives.

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

We incurred nominal transaction related charges for the three months ended March 31, 2014 and $0.2 million of transaction related charges for the three months ended March 31, 2015.

We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to explore additional acquisition or disposition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $2.8 million, or 23.3% from $12.0 million for the three months ended March 31, 2014 to $14.8 million for the three months ended March 31, 2015 respectively. The increase is primarily the result of our newly acquired Renewable Energy business which was acquired in December 2014 and reported $1.2 million of depreciation and amortization expense during the three months end March 31, 2015.  Our U.S. Wireless and Wireline segments incurred increases in depreciation and amortization expenses of $0.8 million and $0.2 million, respectively, as a result of their network expansions.  Our parent company also incurred an increase in depreciation and amortization expense of $0.5 million in connection with upgrades to certain business support systems.

We expect depreciation expense to increase due to the assets acquired as part of our Renewable Energy segment business and as we acquire more tangible assets to expand or upgrade our telecommunications networks.

Interest income (expense), net.  Interest income (expense), net represents commitment fees and interest incurred on our outstanding credit facilities and interest incurred on the term loans we assumed in our Ahana acquisition, net of interest income.

Interest income (expense), net increased $0.4 million from $0.2 million of expense for the three months ended March 31, 2014 to $0.6 million of expense for the three months ended March 31, 2015. This increase was the result of the interest we incurred on the term loans we assumed in our December 2014 Ahana Acquisition.

Loss on deconsolidation of subsidiary.  During March 2015, the Company sold certain assets and liabilities within our Island Wireless segment and recorded a loss on the sale and the deconsolidation of the subsidiary of $19.9 million.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended March 31, 2014 and 2015.

Income taxes.  Our effective tax rates for the three months ended March 31, 2014 and 2015 were 34.8% and 35.5%, respectively.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies.  Our effective tax rate increased in 2015 primarily due to a larger portion of our earnings consisting of losses generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Income from discontinued operations, net of tax.  Income from discontinued operations, net of tax was $0.4 million for the three months ended March 31, 2015.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $2.6 million and $2.8 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2014 and 2015, respectively.

Net income (loss) attributable to Atlantic Tele-Network, Inc. stockholders.  Net income (loss) attributable to Atlantic Tele-Network, Inc. stockholders decreased to a $3.3 million loss for the three months ended March 31, 2015 from $7.8 million of income for the three months ended March 31, 2014.

On a per share basis, net income decreased to $0.21 per diluted share from $0.49 per diluted share for the three months ended March 31, 2015 and 2014, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 12 to the unaudited Condensed- Consolidated Financial Statements in this Report.

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

For the three months ended March 31, 2014 and 2015, we spent approximately $8.7 million and $13.8 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods:

	Capital Expenditures
	U.S. Wireless	International Integrated Telephony	Island Wireless	U.S. Wireline	Renewable Energy	Reconciling Items	Consolidated
Three Months Ended March 31,
2014	$5,337	$2,176	$366	$430	$—	$427	$8,736
2015	6,373	2,791	2,418	1,498	—	732	13,812

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for our telecommunications segments for the year ended December 31, 2015 will be between $65 million and $75 million.  While difficult to predict, we currently estimate investments of approximately $30 million in the Renewable Energy segment in 2015.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Acquisitions and Investments.     Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities.

We continue to explore opportunities to expand our business or acquire new businesses and licenses in the United States, the Caribbean and elsewhere. Such acquisitions, including acquisitions of renewable energy assets, may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

As of March 31, 2015, we had approximately $385.9 million in cash, cash equivalents and restricted cash, of which $93.8 million was held outside the United States in our foreign subsidiaries and $37.4 million of long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We have historically used cash-on-hand to make payments for income taxes.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2015, our Board declared dividends to our stockholders, which includes a $0.29 per share dividend declared on March 23, 2015, and paid on April 9, 2014, of $4.6 million. We have declared quarterly dividends for the last 66 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through March 31, 2015. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of March 31, 2015, we had approximately $385.9 million in cash, cash equivalents and restricted cash, an increase of $14.5 million from the December 31, 2014 balance of $371.4 million. The increase is attributable to cash provided by our operating activities of $35.5 million partially offset by our capital expenditures of $13.8 million and cash used in our financing activities of $10.4 million.

Cash generated (used in) by operations.     Cash provided by operating activities was $35.5 million for the three months ended March 31, 2015 as compared to cash used by operating activities of $9.0 million for the three months end March 31, 2014.  The $44.5 million increase was primarily the result of a decrease in net income of $10.9 million offset by a loss on the sale of certain assets in our Island Wireless segment of $19.9 million and an increase in accrued taxes of $29.1 million which was predominantly driven by our sale of our Alltel business in September 2013.  Other significant components of the $44.5 million increase in cash provided by operating activities included an increase in depreciation and amortization of $2.8 million and an increase in the cash provided by discontinued operations of $2.6 million arising from refunds of overpayments and limited payables activity.

Cash provided by  investing activities.     Cash provided by investing activities was $11.8 million for the three months ended March 31, 2014.  Cash provided by investing activities was $29.1 million for the three months ended March 31, 2015.  The increase of $17.3 million was primarily the result of a $20.4 million decrease in restricted cash primarily as the result of the final receipt of the escrowed funds from our sale of the retail wireless business operated under the Alltel name and an increase in the proceeds from the sale of certain assets of $4.5 million as the result of our sale of our operations in Turks and Caicos.  These increases in cash provided by investing activities were partially offset by an increase in capital expenditures of $5.1 million and the usage of $2.6 million related to the Ahana acquisition.

Cash used in financing activities.     Cash used in financing activities increased by $3.8 million, from $6.6 million for the three months ended March 31, 2014 to $10.4 million for the three months ended March 31, 2015.  This increase was predominately the result of increased distributions to minority holders of $1.6 million, repayments of long-term debt (which was assumed in our Ahana acquisition) of $1.5 million and an increase in the dividends that we paid our shareholders of $0.3 million.

Credit facilities.     On December 19, 2014, we amended and restated our credit facility to provide for a $225.0 million revolving credit facility (the “Amended Credit Facility”) that includes (i) up to $10.0 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25.0 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

Amounts we may borrow under the Amended Credit Facility bear interest at a rate equal to, at our option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%. Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans. The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Agreement) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Agreement). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Agreement) of the Company’s indebtedness to EBITDA. Under the terms of the Amended Credit Agreement, we must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. As of March 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

As of March 31, 2015, we had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

Acquisition of Green Lake Capital, LLC

In connection with the Ahana Acquisition on December 24, 2014, we assumed $38.9 million in long-term debt (the “Ahana Debt”). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 4.5% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G) of $2.8 million. The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company’s discretion, with the value of the SRECs being the current market value as of the date of repayment.

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications and renewable energy industries.

Restrictions under Amended Credit Facility.     Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

Capital markets.     Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On June 6, 2014, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offering of our securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for reporting periods beginning after December 15, 2016, with no early adoption permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  In April 2015, the FASB proposed a one-year deferral of the effective date to periods beginning after December 15, 2017.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014-08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014-08 requires expanded disclosures regarding discontinued operations. This standard was effective prospectively for reporting periods beginning after December 15, 2014. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of March 31, 2015. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of March 31, 2015, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K as filed with the SEC on March 16, 2015. The risks described in our 2014 Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended March 31, 2015.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2015:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May be Purchased Under the Plans or Programs
January 1, 2015 — January 31, 2015	—	$—	—	$2,919,965
February 1, 2015 — February 28, 2015	—	$—	—	$2,919,965
March 1, 2015 — March 31, 2015	27,199	$69.27	—	$2,919,965

(1)         Represents shares purchased on March 15, 2015, March 20, 2015, March 22, 2015 and March 27, 2015 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Additional Information

As previously disclosed, on February 12, 2015, we entered into an agreement to sell substantially all of the assets of our retail wireless business in the Turks and Caicos Islands to Cable & Wireless (TCI) Limited.  The transaction closed on March 23, 2015.  In connection with the sale, we recorded a loss of approximately $19.9 million.  For additional information, see Note 5 to the Consolidated Financial Statements included in this Report.

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

Atlantic Tele-Network, Inc.

Date: May 6, 2015	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 6, 2015	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer