Form 10-Q
period 2015-06-30
ATLANTIC TELE NETWORK INC /DE
filed 2015-08-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 10,  2015, the registrant had outstanding 16,406,436 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended June 30, 2015

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	December 31,	June 30,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$326,216	$391,805
Restricted cash	39,703	789
Accounts receivable, net of allowances of $11.3 million and $10.1 million, respectively	52,873	47,693
Materials and supplies	10,546	10,079
Deferred income taxes	2,588	2,588
Prepayments and other current assets	19,273	19,073
Assets of discontinued operations	175	71
Total current assets	451,374	472,098
Fixed Assets:
Property, plant and equipment	763,417	770,589
Less accumulated depreciation	(393,835)	(408,157)
Net fixed assets	369,582	362,432
Telecommunication licenses, net	44,090	43,778
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,496	1,270
Restricted cash	5,475	5,388
Other assets	7,519	6,695
Total assets	$925,030	$937,155
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,083	$6,231
Accounts payable and accrued liabilities	61,737	50,985
Dividends payable	4,631	4,666
Accrued taxes	5,667	9,967
Advance payments and deposits	7,898	8,400
Deferred income taxes	213	199
Other current liabilities	16,593	9,472
Liabilities of discontinued operations	1,247	1,357
Total current liabilities	104,069	91,277
Deferred income taxes	30,366	31,232
Other liabilities	19,619	27,113
Long-term debt, excluding current portion	32,794	29,649
Total liabilities	186,848	179,271
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,647,334 and 16,796,273 shares issued, respectively, and 15,925,748 and 16,406,436 shares outstanding, respectively	166	166
Treasury stock, at cost; 721,586 and 749,837 shares, respectively	(15,549)	(17,504)
Additional paid-in capital	145,563	150,311
Retained earnings	549,963	546,841
Accumulated other comprehensive loss	(2,921)	(2,893)
Total Atlantic Tele-Network, Inc. stockholders’ equity	677,222	676,921
Non-controlling interests	60,960	80,963
Total equity	738,182	757,884
Total liabilities and equity	$925,030	$937,155

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2015

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
REVENUE:
U.S. wireless	$37,456	$40,103	$65,848	$75,946
International wireless	22,422	20,223	45,570	41,395
Wireline	21,283	22,089	42,813	42,681
Renewable energy	—	5,290	—	10,579
Equipment and other	2,108	2,621	4,212	5,069
Total revenue	83,269	90,326	158,443	175,670
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	19,713	19,852	38,843	39,484
Engineering and operations	6,922	7,668	13,980	15,586
Sales and marketing	5,293	5,064	10,672	10,518
Equipment expense	3,273	2,833	5,988	6,661
General and administrative	13,185	14,391	25,828	28,813
Transaction-related charges	346	137	367	316
Depreciation and amortization	12,930	14,472	24,910	29,223
Gain on disposition of long-lived assets	—	(2,823)	—	(2,823)
Total operating expenses	61,662	61,594	120,588	127,778
Income from operations	21,607	28,732	37,855	47,892
OTHER INCOME (EXPENSE)
Interest expense, net	(20)	(742)	(207)	(1,359)
Loss on deconsolidation of subsidiary (note 5)	—	—	—	(19,937)
Other income (expense), net	73	36	(36)	61
Other income (expense), net	53	(706)	(243)	(21,235)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,660	28,026	37,612	26,657
Income taxes	7,338	13,008	12,890	12,521
INCOME FROM CONTINUING OPERATIONS	14,322	15,018	24,722	14,136
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	—	390
NET INCOME	14,322	15,018	24,722	14,526
Net income attributable to non-controlling interests, net of tax:	(2,809)	(5,568)	(5,368)	(8,345)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,513	$9,450	$19,354	$6,181
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.72	$0.59	$1.22	$0.36
Discontinued operations:	$—	$—	$—	$0.02
Total	$0.72	$0.59	$1.22	$0.38
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continued operations	$0.72	$0.59	$1.21	$0.36
Discontinued operations:	$—	$—	$—	$0.02
Total	$0.72	$0.59	$1.21	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,915	16,038	15,873	15,988
Diluted	16,023	16,150	15,986	16,109
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.27	$0.29	$0.54	$0.58

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2015
Net income	$24,722	$14,526
Other comprehensive income:
Foreign currency translation adjustment	—	28
Other comprehensive income, net of tax	—	28
Comprehensive income	24,722	14,554
Less: Comprehensive income attributable to non-controlling interests	(5,368)	(8,345)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$19,354	$6,209

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015

(Unaudited)

(In thousands)

	Six months ended June 30,
	2014	2015
Cash flows from operating activities:
Net income	$24,722	$14,526
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	24,910	29,223
Provision for doubtful accounts	256	237
Amortization and write off of debt discount and debt issuance costs	48	283
Stock-based compensation	2,379	2,677
Income from discontinued operations, net of tax	—	(390)
Gain on disposition of long-lived assets	—	(2,823)
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(7,174)	4,033
Materials and supplies, prepayments, and other current assets	(3,336)	(4,275)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(641)	4,440
Accrued taxes	(23,952)	18,553
Other	(1,905)	(5,879)
Net cash provided by operating activities of continuing operations	15,307	80,542
Net cash provided by operating activities of discontinued operations	(3,255)	603
Net cash provided by operating activities	12,052	81,145
Cash flows from investing activities:
Capital expenditures	(25,104)	(28,031)
Acquisition of business (Note 4)	—	(11,968)
Change in restricted cash	19,206	39,001
Proceeds from disposition of long-lived assets (Note 5)	1,371	5,873
Net cash used in investing activities of continuing operations	(4,527)	4,875
Net cash provided by (used in) investing activities of discontinued operations	—	—
Net cash provided by (used in) investing activities	(4,527)	4,875
Cash flows from financing activities:
Dividends paid on common stock	(8,574)	(9,267)
Distribution to minority stockholders	(6,081)	(9,160)
Payment of debt issuance costs	—	(30)
Proceeds from stock option exercises	610	1,686
Principal repayments of term loan	—	(2,997)
Purchase of common stock	(1,283)	(1,568)
Investments made by minority shareholders in consolidated affiliates	—	905
Net cash used in financing activities of continuing operations	(15,328)	(20,431)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(15,328)	(20,431)
Net change in cash and cash equivalents	(7,803)	65,589
Cash and cash equivalents, beginning of period	356,607	326,216
Cash and cash equivalents, end of period	$348,804	$391,805

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts California and New Jersey)	Ahana Renewables

The Company is actively evaluating potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return‑on‑investment and other criteria. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue and which the Company believes approximates the level of effort provided for such services. Management fees from subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long‑lived assets, see Note 11 to the Unaudited Condensed Consolidated Financial Statements.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended June 30, 2014 the aggregate impact of the changes included an increase to termination and access fees of $3.5 million, a decrease to engineering and operations expenses of $2.6 million, an increase to sales and marketing expenses of $0.4 million and a decrease to general and administrative expenses of $1.3 million. For the six months ended June 30, 2014 the aggregate impact of the changes included an increase to termination and access fees of $6.7 million, a decrease to engineering and operations expenses of $5.2 million, an increase to sales and marketing expenses of $0.7 million and a decrease to general and administrative expenses of $2.3 million.

The Company’s effective tax rates for the three months ended June 30, 2014 and 2015 were 33.9% and 46.4%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2014 and 2015 were 34.3% and 47.0%, respectively.  The Company’s effective tax rate increased in 2015 primarily due to a larger portion of our earnings consisting of losses generated in a non-tax foreign jurisdiction for which we receive no tax benefit.

Recent Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014 08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014 08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014 08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014 08 requires expanded disclosures regarding discontinued operations. This standard was effective prospectively for reporting periods beginning after December 15, 2014. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

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

4. ACQUISITIONS

On December 24, 2014, the Company acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). The Company acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. The acquisition was performed through the Company's newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries.  The tax equity investor’s interest in these subsidiaries changes at a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the acquisition date. The profits and losses of these subsidiaries will be allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method. The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests' share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions). The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to the Company and non-controlling interests based on the liquidation provisions of the solar facility operating agreement. A positive difference during the period represents non-controlling interests' share of income and a decrease represents a loss.  Ahana Renewables has the option to buy-out the non-controlling interests.

Ahana Renewables generates revenue from the sale of electricity through long-term (10 - 25 years) power purchase agreements as well as the sale of Solar Renewable Energy Credits (“SRECs”) which are government emissions allowances obtained through power generation and compliance with various regulations.

5. LOSS ON DECONSOLIDATION OF SUBSIDIARY

During March 2015, the Company’s sold certain assets and liabilities of its Island Wireless segment.  As a result, the Company recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The disposition is included within other income (expense) and does not relate to a strategic shift in the Company’s operations.  As a result, the subsidiary’s historical results and financial position are presented with continuing operations

6. FAIR VALUE MEASUREMENTS

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 are summarized as follows  (in thousands):

	December 31, 2014
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,493	$—	$1,493
Total assets measured at fair value	$1,493	$363	$1,856
Debt (Note 7)	$—	$38,877	$38,877
Total liabilities measured at fair value	$—	$38,877	$38,877

	June 30, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$2,074	$—	$2,074
Total assets measured at fair value	$2,074	$363	$2,437

Certificate of Deposit

As of December 31, 2014 and June 30, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2014 and June 30, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

7. LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31,	June 30,
	2014	2015

Term loans assumed in Ahana acquisition	$38,877	$35,880
Less: current portion	(6,083)	(6,231)
Total long-term debt	$32,794	$29,649

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

The Amended Credit Facility contains customary representations, warranties and covenants, as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2015, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Throughout 2014 and as of June 30, 2015, the Company had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G) of $2.8 million. The note payable to PSE&G bears interest at 11.3%,  matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company's discretion, with the value of the SRECs being the current market value as of the date of repayment.

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

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for $21.7 million of Mobility Fund support to its wholesale wireless business (the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service

Administrative Company (“USAC”) has to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of June 30, 2015, the Company has received approximately $8.1 million in Mobility Funds. Of these funds, $2.0 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company's consolidated balance sheet as of June 30, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

9. EQUITY

Shareholders’ equity was as follows (in thousands):

	Six months ended June 30,
	2014			2015
	Atlantic Tele-	Non-Controlling		Atlantic Tele-	Non-Controlling	Total
	Network, Inc.	Interests	Total Equity	Network, Inc.	Interests	Equity
Equity, beginning of period	$643,330	$56,525	$699,855	$677,222	$60,960	$738,182
Stock-based compensation	2,379	—	2,379	2,677	—	2,677
Comprehensive income:				0	0
Net income	19,354	5,368	24,722	6,181	8,345	14,526
Translation adjustment	—	—	—	28	—	28
Total comprehensive income	19,354	5,368	24,722	6,209	8,345	14,554
Issuance of common stock upon exercise of stock options	1,109	—	1,109	2,074	—	2,074
Dividends declared on common stock	(8,605)	—	(8,605)	(9,306)	—	(9,306)
Distributions to non-controlling interests	—	(6,081)	(6,081)	—	(9,261)	(9,261)
Investments made by non-controlling interests	—	—	—	—	906	906
Sale of non-controlling interests	—	—	—	—	20,013	20,013
Purchase of treasury stock	(1,778)	—	(1,778)	(1,955)	—	(1,955)
Equity, end of period	$655,789	$55,812	$711,601	$676,921	$80,963	$757,884

10. NET INCOME PER SHARE

For the three and six months ended June 30, 2014 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Basic weighted-average common shares outstanding	15,915	16,038	15,873	15,988
Stock options	108	112	113	121
Diluted weighted-average common shares outstanding	16,023	16,150	15,986	16,109

There were no anti-dilutive shares for any of the periods presented.

11. SEGMENT REPORTING

For the six months ended June 30, 2014, the Company had four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments were: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015) and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. With the Ahana Acquisition on December 24, 2014, the Company added a fifth reportable segment, Renewable Energy, which generates all of its revenues in and has all of its assets located in the United States. Segment presentations for the six months ended June 30, 2014 were not impacted by the Ahana Acquisition. The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2014
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$37,456	$—	$—	$—	$—	$—	$37,456
International Wireless	—	6,758	15,664	—	—	—	22,422
Wireline	152	14,445	—	6,686	—	—	21,283
Renewable energy	—	—	—	—	—	—	—
Equipment and Other	207	194	1,641	66	—	—	2,108
Total Revenue	37,815	21,397	17,305	6,752	—	—	83,269
Depreciation and amortization	3,453	4,400	2,607	1,186	—	1,284	12,930
Non-cash stock-based compensation	—	—	—	—	—	1,323	1,323
Operating income (loss)	22,651	4,594	2,552	(966)	—	(7,224)	21,607

For the Three Months Ended June 30, 2015
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$40,103	$—	$—	$—	$—	$—	$40,103
International Wireless	—	6,485	13,738	—	—	—	20,223
Wireline	152	15,410	—	6,527	—	—	22,089
Renewable energy	—	—	—	—	5,290	—	5,290
Equipment and Other	642	462	1,461	56	—	—	2,621
Total Revenue	40,897	22,357	15,199	6,583	5,290	—	90,326
Depreciation and amortization	4,507	4,413	1,986	1,150	1,204	1,212	14,472
Non-cash stock-based compensation	—	—	—	—	29	1,424	1,453
Operating income (loss)	24,043	6,466	3,866	(921)	2,691	(7,413)	28,732

For the Six Months Ended June 30, 2014
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$65,848	$—	$—	$—	$—	$—	$65,848
International Wireless	—	13,655	31,915	—	—	—	45,570
Wireline	305	29,151	—	13,357	—	—	42,813
Renewable energy	—	—	—	—	—	—	—
Equipment and Other	385	389	3,313	125	—	—	4,212
Total Revenue	66,538	43,195	35,228	13,482	—	—	158,443
Depreciation and amortization	6,756	8,713	5,215	2,327	—	1,899	24,910
Non-cash stock-based compensation	—	—	—	—	—	2,379	2,379
Operating income (loss)	36,240	10,229	5,978	(2,040)	—	(12,552)	37,855

For the Six Months Ended June 30, 2015
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$75,946	$—	$—	$—	$—	$—	$75,946
International Wireless	—	12,611	28,784	—	—	—	41,395
Wireline	305	30,009	—	12,367	—	—	42,681
Renewable energy	—	—	—	—	10,579	—	10,579
Equipment and Other	1,126	843	2,987	113	—	—	5,069
Total Revenue	77,377	43,463	31,771	12,480	10,579	—	175,670
Depreciation and amortization	8,653	8,780	4,530	2,506	2,408	2,346	29,223
Non-cash stock-based compensation	—	—	—	—	210	2,467	2,677
Operating income (loss)	41,952	10,232	6,288	(2,056)	5,343	(13,867)	47,892

		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items		Consolidated
December 31, 2014
Net fixed assets	$79,910	$108,972	$26,590	$28,113	$111,342	$14,655		$369,582
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	188,377	201,649	74,563	42,446	130,124	287,871	(1)	925,030
June 30, 2015
Net fixed assets	$83,456	$104,828	$23,050	$28,165	$108,945	$13,988		$362,432
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	194,477	200,602	73,703	42,895	122,080	303,396	(1)	937,155

(1)	Includes $175 and $70 of assets associated with our discontinued operations as of December 31, 2014 and June 30, 2015, respectively.

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Six months ended June 30,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$14,845	$6,072	$1,958	$976	$—	$1,253	$25,104
2015	14,125	4,748	4,517	2,950	12	1,679	28,031

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

As part of the FCC’s reform of its USF program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for $21.7 million of Mobility Fund support to its wholesale wireless business (the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. As of June 30, 2015 the Company had approximately $10.6 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

Currently, the Company’s Guyana subsidiary, GT&T, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. Since that time, the Company and GT&T have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GT&T’s exclusivity and other rights under the existing agreement and license. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company’s exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the “Draft Laws”). These Draft Laws would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime. While little or no substantive actions were taken on the Draft Laws since 2012, the Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the relevant Minister and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

Historically, GT&T has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company’s knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operation or liquidity.

In a letter dated September 8, 2006, the National Frequency Management Unit ("NFMU") agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU's proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government's prior agreement. Using a recommended methodology for the calculation of spectrum fees as jointly proposed by GT&T and Digicel to the NFMU by letter in November 2011, GT&T, over the past four years, calculated and paid the NFMU spectrum fees representing payments in full for 2008-2014. While the NFMU rejected this proposed methodology in 2011, to date, it has not yet provided its own recommendation for such calculation to GT&T. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

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

On February 17, 2010, GT&T filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GT&T’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GT&T is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of US$9 million and punitive damages of approximately US$5 million. Digicel filed counterclaims alleging that GT&T has violated the terms of the interconnection agreement and Guyana laws. GT&T intends to vigorously prosecute this suit.

On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T's exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol ("VoIP"). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service.  The Court of Appeals in Guyana reversed the decision of the trial court and both Plaintiff and GT&T appealed the case to the Caribbean Court of Justice (“CCJ”).  In July 2015, the CCJ upheld the trial judge’s finding that no GT&T contract term prohibited the personal use of VoIP by the GT&T customer.  The CCJ declined to express any view on the validity or Constitutionality of GT&T’s exclusive license and dismissed that aspect of the appeal.

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $33.2 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.

In Bermuda, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and encourages further competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has imposed regulatory and other fees and adopted additional regulation that have increased the regulatory costs incurred by and could otherwise impact the Company’s Bermuda operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision imposing a limitation on amounts of spectrum that may be held by a single carrier and requiring the Company to surrender a portion of existing spectrum held in Bermuda that the Company had reserved for the launch of next generation services in accordance with the Company’s plans and demands of its customers. The Company initiated legal proceedings challenging the implementation of such decision, however, was not successful in staying the decision and in March 2015 surrendered the spectrum in question to the Bermuda Regulatory Authority. The Company has withdrawn its appeal of the decision without prejudice and cannot now accurately predict the impact to the competitive position of the Company’s Bermuda business or limitations that such actions will have on the Company’s ability to grow.

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

The following chart summarizes the operating activities of our principal subsidiaries and the segments in which we report our revenue and the markets we served as of June 30, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts California and New Jersey)	Ahana Renewables

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of June 30,2015, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been  funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo stimulus projects were completed during 2013. The Vermont stimulus project was completed during the fourth quarter of 2014.

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

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of June 30, 2015, the Company has received approximately $8.1 million in Mobility Funds. Of these funds, $2.0 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $2.3 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of June 30, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended June 30, 2014 and 2015

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2014	2015	(Decrease)	(Decrease)
REVENUE:
U.S. wireless	$37,456	$40,103	$2,647	7.1%
International wireless	22,422	20,223	(2,199)	(9.8)
Wireline	21,283	22,089	806	3.8
Renewable Energy	—	5,290	5,290	100.0
Equipment and other	2,108	2,621	513	24.4
Total revenue	83,269	90,326	7,057	8.5
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	19,713	19,852	139	0.7
Engineering and operations	6,922	7,668	746	10.8
Sales, marketing and customer services	5,293	5,064	(229)	(4.3)
Equipment expense	3,273	2,833	(440)	(13.4)
General and administrative	13,185	14,391	1,206	9.1
Transaction-related charges	346	137	(209)	(60.4)
Depreciation and amortization	12,930	14,472	1,542	11.9
Gain on disposition of long-lived assets	—	(2,823)	(2,823)	(100.0)
Total operating expenses	61,662	61,594	(68)	(0.1)
Income from operations	21,607	28,732	7,125	33.0
OTHER INCOME (EXPENSE):
Interest expense, net	(20)	(742)	(722)	3,609.2
Loss on deconsolidation of subsidiary	—	—	—	—
Other income, net	73	36	(37)	(50.6)
Other income (expense), net	53	(706)	(759)	(1,431.6)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,660	28,026	6,366	29.4
Income tax expense	7,338	13,008	5,670	77.3
NET INCOME	14,322	15,018	696	4.9
Net income attributable to non-controlling interests, net of tax:	(2,809)	(5,568)	(2,759)	98.2
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$11,513	$9,450	$(2,063)	(17.9)%

U.S. wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the three months ended June 30, 2014 and 2015, wholesale revenue represented 97% and 92% of total U.S. wireless revenue, respectively. In addition, U.S. wireless revenue also includes retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and terms. These arrangements typically include a right in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when such option to purchase is exercised. For example, as previously disclosed, in December 2012, we sold a portion of our network to a carrier customer pursuant to an option to purchase contained in our roaming and buildout agreement with that carrier. We currently have one buildout arrangement of approximately 100 newly built cell sites, which provides the carrier with an option to purchase such sites exercisable beginning no earlier than 2018. At this time, we cannot predict the level of roaming traffic that will develop on this newly built network or whether the call option will be exercised.

Our U.S. wireless revenue increased from $37.5 million for the three months ended June 30, 2014 to $40.1 million for the three months ended June 30, 2015, an increase of $2.6 million or 7%. The increase was driven by revenue growth in our rural U.S. retail business.  U.S. wholesale revenues were flat to the prior year.  This was the result of expanded traffic volume, supported by our network capacity and technology upgrades, an increase in the demand for data services and in the number of base stations used from 654 as of June 30, 2014 to 787 as of June 30, 2015, offset by lower wholesale rates.

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

International wireless revenue decreased by $2.2 million, or 10%, from $22.4 million for the three months ended June 30, 2014 to $20.2 million for the three months ended June 30, 2015. This decrease was primarily the result of the sale of our operations in Turks and Caicos in March 2015, subscriber losses in our International Integrated Telephony segment and a decrease in roaming revenue in our other Island Wireless businesses due to anticipated rate declines.

In total, our international wireless subscribers decreased from approximately 321,000 to 313,000 as of June 30, 2014 and 2015, respectively.  A substantial majority of this decrease was the result of the sale of our operations in Turks and Caicos within our Island Wireless segment.

We expect international wireless revenues from our retail operations to grow in future periods as a result of subscriber growth. However, we anticipate that wholesale roaming revenues in Bermuda and the Caribbean will continue to decline in future periods due to anticipated rate declines. Wholesale roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

Additionally, international wireless revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share, if the Bermuda Regulatory Authority decides to reassign our competitors the spectrum we surrendered to it in March 2015 that we had reserved for the launch of next generation wireless and data services. We currently cannot predict the impact that the recapturing of our spectrum will have on our operations or if the Bermuda Regulatory Authority will choose to reassign such spectrum to our competitors.

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

Wireline revenue increased by $0.8 million, or 4%, from $21.3 million for the three months ended June 30, 2014 to $22.1 million for the three months ended June 30, 2015. This increase was primarily due to a $1.0 million increase in data services within our International Integrated Telephony segment, including a non-recurring revenue item, which was partially offset by a $0.2 million decrease in our wholesale long-distance voice services operations within our U.S. Wireline segment.

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

We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See “Business—Guyana Regulation” in the Company’s 2014 Annual Report on Form 10-K.

Renewable Energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits (“SRECs”).

Renewable energy revenue was $5.3 million for the three months ended June 30, 2015 and is attributable to Ahana Renewables, LLC which we acquired in December 2014.

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

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets, to retail telecommunications and other miscellaneous revenue items.

Equipment and other revenue increased by $0.5 million, or 24% from $2.1 million for the three months ended June 30, 2014 to $2.6 million for the six months ended June 30, 2015. Equipment and other revenue increased in both our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $0.4 million and $0.3 million, respectively, as a result of increased demand for handsets. These increases, however, were offset by a $0.2 million decrease in our Island Wireless segment primarily as a result of the sale of our operations in Turks and Caicos in March 2015 and a decrease in subscribers within our other Island Wireless locations purchasing handsets.

We believe that equipment and other revenue could continue to increase as a result of gross subscriber additions, more aggressive subsidies driving demand for devices and the continued growth in smartphone penetration.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, customer bad debt expense, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $0.2 million, or 1%, from $19.7 million for the three months ended June 30, 2014 to $19.9 million for the three months ended June 30, 2015. Our U.S. Wireless segment reported an increase of $1.7 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Termination and access fees also increased as a result of our Renewable Energy business, acquired in December 2014, which recorded $0.3 million of these costs.  These increases were partially offset by a decrease of $1.0 million in our International Integrated Telephony segment as a result of non-recurring reductions in customer bad debts and bandwidth costs and a $0.6 million decrease in our Island Wireless segment primarily as the result of the sale of our operations in Turks and Caicos in March 2015.

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

Engineering and operations expenses increased by $0.8 million, or 12%, from $6.9 million to $7.7 million for the three months ended June 30, 2014 and 2015, respectively.  The increase was primarily the result of increased support of our expanding U.S. Wireless network partially offset by reductions in all of our other operating segments as we seek to improve operating efficiencies.

Engineering and operations expenses are expected to increase as a result of the costs required to support the increased capacity and geographic expansion of our telecommunications network as well as to support our Renewable Energy segment.

Sales and marketing expenses.    Sales and marketing expenses decreased by $0.2 million, or 4%, from $5.3 million for the three months ended June 30, 2014 to $5.1 million for the three months ended June 30, 2015. Sales and marketing decreased in our Island Wireless segment by $0.8 million as a result of increased operating efficiencies and our March 2015 sale of our operations in Turks and Caicos.  This decrease was partially offset by a $0.2 million increase in our U.S. Wireless segment’s retail operations to support its increased revenues and subscriber base and an increase of $0.2 million in our International Integrated Telephony segment as a result of increased promotions.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses decreased by $0.5 million, or 15%, from $3.3 million for the three months ended June 30, 2014 to $2.8 million for the three months ended June 30, 2015. The decrease in equipment expenses was primarily the result of decreased equipment sales in our Island Wireless segment of $0.6 million as the result of the sale of our operations in Turks and Caicos in March 2015.  This decrease was partially offset by an increase in demand for handset devices in our U.S. Wireless segment’s retail operations which incurred an increase in equipment expenses of $0.1 million.

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

General and administrative expenses increased by $1.2 million, or 9% from $13.2 million for the three months ended June 30, 2014 to $14.4 million for the three months ended June 30, 2015.  The increase is primarily the result of our Renewable Energy business which was acquired in December 2014 and incurred $1.1 million of general and administrative expenses during the three months ended June 30, 2015.  In addition, our International Integrated Telephony segment reported an increase in general and administrative expenses of $0.3 million which was partially offset by a decrease of $0.2 million in our Turks and Caicos business which was sold in March 2015.

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

We incurred $0.3 million of transaction related charges during the three months ended June 30, 2014 and $0.1 million of transaction related charges during the three months ended June 30, 2015.

We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to explore additional acquisition or disposition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $1.6 million, or 12% from $12.9 million for the three months ended June 30, 2014 to $14.5 million for the three months ended June 30, 2015 respectively. The increase is primarily the result of our Renewable Energy business which was acquired in December 2014 and reported $1.2 million of depreciation and amortization expense during the three months ended June 30, 2015.  Our U.S. Wireless segment incurred an increase in depreciation and amortization expenses of $1.1 million as a result of its network expansions.  These increases were partially offset by a decrease of $0.6 million in our Island Wireless segment primarily as a result of our sale of our operations in Turks in Caicos in March 2015.

We expect depreciation expense to increase due to the assets acquired as part of our Renewable Energy segment business and as we acquire more tangible assets to expand or upgrade our telecommunications networks.

Interest income (expense), net.  Interest income (expense), net represents interest and commitment fees incurred on our outstanding credit facilities and interest incurred on the term loans we assumed in our Ahana acquisition, net of interest income.

Interest income (expense), net increased $0.7 million from a nominal amount of expense for the three months ended June 30, 2014 to $0.7 million of expense for the three months ended June 30, 2015. This increase was primarily the result of the interest we incurred on the term loans we assumed in our December 2014 Ahana Acquisition.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended June 30, 2014 and 2015.

Income taxes.  Our effective tax rates for the three months ended June 30, 2014 and 2015 were 33.9% and 46.4%, respectively.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies.  Our effective tax rate increased in 2015 primarily due to the loss on the deconsolidation of our Turks and Caicos business. This loss generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $2.8 million and $5.6 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2014 and 2015, respectively.  Of this $2.8 million increase, $1.1 million was the result of increased net income at our less than wholly-owned retail operations in our U.S. Wireless segment, $0.6 million was the result of our renewable energy operations which were acquired in December 2014 and $0.8 million was the result of our operations in Turks and Caicos which were sold in March 2015.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased from $11.5 million to $9.5 million for the three months ended June 30, 2014 and 2015, respectively.

On a per share basis, net income decreased from $0.72 per diluted share to $0.59 per diluted share for the three months ended June 30, 2014 and 2015, respectively.

Six Months Ended June 30, 2014 and 2015

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2014	2015	(Decrease)	(Decrease)

REVENUE:
U.S. wireless	$65,848	$75,946	$10,098	15.3%
International wireless	45,570	41,395	(4,175)	(9.2)
Wireline	42,813	42,681	(132)	(0.3)
Renewable Energy	—	10,579	10,579	100.0
Equipment and other	4,212	5,069	857	20.3
Total revenue	$158,443	$175,670	$17,227	10.9%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	38,843	39,484	641	1.6
Engineering and operations	13,980	15,586	1,606	11.5
Sales and marketing	10,672	10,518	(154)	(1.4)
Equipment expense	5,988	6,661	673	11.2
General and administrative	25,828	28,813	2,985	11.6
Transaction-related charges	367	316	(51)	(13.8)
Depreciation and amortization	24,910	29,223	4,313	17.3
Gain on disposition of long lived asset	—	(2,823)	(2,823)	(100.0)
Total operating expenses	$120,588	$127,778	$7,190	6.0%
Income from operations	$37,855	$47,892	$10,037	26.5%
OTHER INCOME (EXPENSE):
Interest expense, net	(207)	(1,359)	(1,152)	556.4
Loss on deconsolidation of subsidiary	—	(19,937)	(19,937)	(100.0)
Other income (expense), net	(36)	61	97	(270.6)
Other income (expense), net	$(243)	$(21,235)	$(20,992)	8,638.5%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,612	26,657	(10,955)	(29.1)
Income tax expense	12,890	12,521	(369)	(2.9)
INCOME FROM CONTINUING OPERATIONS	24,722	14,136	(10,586)	(42.8)
Income from discontinued operations, net of tax	—	390	390	100.0
NET INCOME	24,722	14,526	(10,196)	(41.2)
Net income attributable to non-controlling interests, net of tax:	(5,368)	(8,345)	(2,977)	55.5
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$19,354	$6,181	$(13,173)	(68.1)%

U.S. wireless revenue. U.S. wireless revenue increased by $10.1 million, or 15%, from $65.8 million for the six months ended June 30, 2014, to $75.9 million for the six months ended June 30, 2015. The increase was largely the result of U.S. wholesale revenue growth as a result of expanded traffic volume driven by capacity and technology upgrades to our network, an increase in the demand for data services and in the number of base stations from 654 as of June 30, 2014 to 787 as of June 30, 2015, all partially offset by lower wholesale rates.  Additionally, revenue increased in our rural U.S. wireless retail business.

 International wireless revenue.   International wireless revenue decreased by $4.2 million, or 9%, from $45.6 million for the six months ended June 30, 2014 to $41.4 million for the six months ended June 30, 2015. This decrease was primarily the result of the sale of our operations in Turks and Caicos in March 2015 and a decrease in roaming revenue in our other Island Wireless businesses due to anticipated rate declines.

Wireline revenue.  Wireline revenue decreased by $0.1 million from $42.8 million for the six months ended June 30, 2014 to $42.7 million for the six months ended June 30, 2015. This decrease was primarily due to a $0.8 million decrease in our wholesale long-distance voice services operations within our U.S. Wireline segment partially offset by an increase in data services within our International Integrated Telephony.

Renewable energy.  Renewable energy revenue was $10.6 million for the six months ended June 30, 2015 and is attributable to Ahana Renewables, LLC which we acquired in December 2014.

Equipment and other revenue.   Equipment and other revenue increased by $0.9 million, or 21% from $4.2 million for the six months ended June 30, 2014, to $5.1 million for the six months ended June 30, 2015. Equipment and other revenue increased in both our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $0.6 million and $0.5 million, respectively, as a result of increased demand for handsets. These increases, however, were offset by a $0.3 million decrease in our Island Wireless segment as a result of our sale of our operations in Turks and Caicos in March 2015 and a decrease in subscribers within our other Island Wireless locations purchasing handsets.

Termination and access fee expenses. Termination and access fees increased by $0.7 million, or 2%, from $38.8 million for the six months ended June 30, 2014 to $39.5 million for the six months ended June 30, 2015. Our U.S. Wireless segment reported an increase of $3.0 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Termination and access fees also increased as a result of our Renewable Energy business, acquired in December 2014, which recorded $0.6 million of these costs.  These increases were partially offset by decreases of $1.4 million in our International Integrated Telephony segment as a result of non-recurring reductions in customer bad debts and bandwidth costs, a $0.8 million reduction in our wholesale long-distance voice services operations within our U.S. Wireline segment and $0.5 million in our Island Wireless segment which included our operations in Turks and Caicos which was sold in March of 2015.

Engineering and operations expenses.   Engineering and operations expenses increased by $1.6 million, or 11%, from $14.0 million to $15.6 million for the six months ended June 30, 2014 and 2015, respectively.  The increase in engineering and operations was predominantly caused by an increase in our U.S. Wireless segment to support its network expansion.

Sales, marketing and customer service expenses.   Sales and marketing expenses decreased by $0.2 million, or 2%, from $10.7 million for the six months ended June 30, 2014 to $10.5 million for the six months ended June 30, 2015. Sales and marketing decreased in our Island Wireless segment by $1.1 million as a result of increased operating efficiencies and our March 2015 sale of our operations in Turks and Caicos.  This decrease was partially offset by a $0.4 million increase in our U.S. Wireless segment’s retail operations to support its increased revenues and subscriber base and an increase of $0.4 million in our International Integrated Telephony segment as a result of increased promotions.

Equipment expenses.   Equipment expenses increased by $0.7 million, or 12%, from $6.0 million for the six months ended June 30, 2014 to $6.7 million for the six months ended June 30, 2015 primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations as well as in our International Integrated Telephony segment which incurred an increase in equipment expenses of $0.8 million and $0.5 million, respectively.  These increases were partially offset by reduced expense in our Island Wireless segment which included our operations in Turks and Caicos which was sold in March 2015.

General and administrative expenses.   General and administrative expenses increased by $3.0 million, or 12% from $25.8 million for the six months ended June 30, 2014 to $28.8 million for the six months ended June 30, 2015.  The increase was primarily the result of our newly acquired Renewable Energy business which was acquired in December 2014 and incurred $2.2 million of general and administrative expenses during the six months ended June 30, 2015.  In addition, an increase of $0.6 million was incurred as additional resources were added to support our companywide initiatives and operating efficiencies.

Transaction-related charges.   We incurred $0.4 million and $0.3 million of transaction-related charges for the six months ended June 30, 2014 and 2015, respectively.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $4.3 million from $24.9 million for the six months ended June 30, 2014 to $29.2 million for the six months June 30, 2015, respectively. The increase was primarily the result of $2.4 million of depreciation and amortization being recognized in our Renewable Energy business which was acquired in December 2014 and a $1.9 million increase in depreciation expense in our U.S. Wireless segment as a result of certain network expansions.

Gain on disposal of long lived asset.  During the six months ended June 30, 2015, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment and recognized a gain on such disposition of $2.8 million.

Interest income (expense), net.  Interest income (expense), net increased $1.2 million from $0.2 million of expense to $1.4 million of expense for the six months ended June 30, 2014 and 2015, respectively.   This increase was primarily the result of the interest we incurred on the term loans we assumed in our December 2014 Ahana Acquisition.

Loss on deconsolidation of subsidiary.  During March 2015, we completed the sale of certain assets and liabilities operated in Turks and Caicos and recorded a loss on the disposition and related deconsolidation of this subsidiary of approximately $19.9 million.

Other income (expense), net.   Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the six months ended June 30, 2014 and 2015.

Income taxes.   Our effective tax rates for the six months ended June 30, 2014 and 2015 were 34.3% and 47.0%, respectively. Our effective tax rate increased in 2015 primarily due to the loss on the deconsolidation of our Turks and Caicos business. This loss was generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $5.4 million and $8.3 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2014 and 2015, respectively.  Of this $2.9 million increase, $1.7 million was the result of increased net income at our less than wholly-owned retail operations in our U.S. Wireless segment, $1.0 million was the result of our renewable energy operations which were acquired in December 2014 and $0.6 million was the result of our operations in Turks and Caicos which were sold in March 2015. These increases were partially offset by a decrease of $0.3 million in our other Island Wireless operations.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.   Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased from $19.4 million for the six months ended June 30, 2014 to $6.2 million for the six months ended June 30, 2015.

On a per share basis, net income decreased from $1.21 per diluted share to $0.38 per diluted share for the six months ended June 30, 2014 and 2015, respectively.

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

For the six months ended June 30, 2014 and 2015, we spent approximately $25.1 million and $28.0 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Six months ended June 30,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$14,845	$6,072	$1,958	$976	$—	$1,253	$25,104
2015	14,125	4,748	4,517	2,950	12	1,679	28,031

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that telecom capital expenditures for the year ended December 31, 2015 will be between $65 million and $75 million.  Capital expenditures in our Renewable Energy segment are more difficult to project, however we continue to actively pursue investments in this segment.

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

As of June 30, 2015, we had approximately $398.0 million in cash, cash equivalents and restricted cash, of which $100.8 million was held outside the United States in our foreign subsidiaries and $35.9 million of long-term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We have historically used cash-on-hand to make payments for income taxes.  The Company does not provide for United States income tax on earnings for foreign subsidiaries as such earnings are considered to be indefinitely reinvested.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the six months ended June 30, 2015, our Board declared dividends to our stockholders, which includes a $0.29 per share dividend declared on June 12, 2015, and paid on July 7, 2015, of $9.3 million. We have declared quarterly dividends for the last 67 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through June 30, 2015. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of June 30, 2015, we had approximately $398.0 million in cash, cash equivalents and restricted cash, an increase of $26.6 million from the December 31, 2014 balance of $371.4 million. The increase is attributable to cash provided by our operating activities of $81.1 million and cash proceeds from our sale of certain assets and liabilities operated in Turks and Caicos of $5.9 million partially offset by our capital expenditures of $28.0 million, cash used to complete the Ahana Acquisition of $12.0 million and cash used in our financing activities of $20.4 million.

Cash generated by (used in) by operations.     Cash provided by operating activities was $81.1 million for the six months ended June 30, 2015 as compared to cash provided by operating activities of $12.1 million for the six months ended June 30, 2014.  The $69.0 million increase was primarily the result of a decrease in net income of $10.2 million offset by a loss on the deconsolidation of our Island Wireless segment of $19.9 million and an increase in accrued taxes of $42.5 million which was predominantly driven by tax payments made in 2014 in connection with our sale of our Alltel business in September 2013.  Other significant components of the $69.0 million increase in cash provided by operating activities included an increase in depreciation and amortization of $4.3 million, an increase in accounts receivable of $11.2 million and an increase in the cash provided by discontinued operations of $3.9 million arising from refunds of overpayments and limited payables activity.

Cash provided by (used in) investing activities.     Cash provided by investing activities was $4.9 million for the six months ended June 30, 2015.  Cash used in investing activities was $4.5 million for the six months ended June 30, 2014.  The increase of $9.4 million was primarily the result of a $19.8 million decrease in restricted cash primarily as the result of the final receipt of the escrowed funds from our sale of the retail wireless business operated under the Alltel name and an increase in the proceeds from the sale of certain assets of $4.5 million as the result of our sale of our operations in Turks and Caicos.  These increases in cash provided by investing activities were partially offset by an increase in capital expenditures of $2.9 million and the usage of $12.0 million related to the Ahana acquisition.

Cash used in financing activities.     Cash used in financing activities increased by $5.1 million, from $15.3 million for the six months ended June 30, 2014 to $20.4 million for the six months ended June 30, 2015.  This increase was predominately the result of increased distributions to minority holders of $3.1 million, repayments of long-term debt (which was assumed in our Ahana acquisition) of $3.0 million partially offset by an increase in cash received from the exercise of stock options of $1.1 million.

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

The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. As of June 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

As of June 30, 2015, we had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

Restrictions under Amended Credit Facility.     Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued a standard on revenue recognition providing a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard now would be effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of June 30, 2015. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of June 30, 2015, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended June 30, 2015.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2015:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
April 1, 2015 — April 30, 2015	71	$71.29	—	$2,919,965
May 1, 2015 — May 31, 2015	981	$67.34	—	$2,919,965
June 1, 2015 — June 30, 2015	—	$—	—	$2,919,965

(1).

Represents shares purchased on April 7, 2015, May 20, 2015 and May 21, 2015 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Additional Information

None.

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

Atlantic Tele-Network, Inc.

Date: August 10, 2015	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 10, 2015	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer