Form 10-Q
period 2015-09-30
ATLANTIC TELE NETWORK INC /DE
filed 2015-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 9, 2015, the registrant had outstanding 16,062,167 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended September 30, 2015

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, revenues, and the future growth and retention of our subscriber base and consumer demand for solar power; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (3) economic, political and other risks facing our operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (6) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our ability to operate in the renewable energy industry; (10) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (11) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (12) the occurrence of weather events and natural catastrophes; (13) our continued access to capital and credit markets; (14) our ability to realize the value that we believe exists in our businesses;  and (15) our ability to receive requisite regulatory consents and approvals and satisfy other conditions needed to complete our proposed acquisitions . These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	December 31,	September 30,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$326,216	$397,797
Restricted cash	39,703	797
Accounts receivable, net of allowances of $11.3 million and $10.9 million, respectively	52,873	47,419
Materials and supplies	10,546	9,270
Deferred income taxes	2,588	2,673
Prepayments and other current assets	19,273	20,596
Assets of discontinued operations	175	44
Total current assets	451,374	478,596
Fixed Assets:
Property, plant and equipment	763,417	787,778
Less accumulated depreciation	(393,835)	(421,763)
Net fixed assets	369,582	366,015
Telecommunication licenses, net	44,090	43,622
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,496	1,161
Restricted cash	5,475	5,013
Other assets	7,519	6,557
Total assets	$925,030	$946,458
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,083	$6,254
Accounts payable and accrued liabilities	61,737	46,127
Dividends payable	4,631	5,150
Accrued taxes	5,667	10,935
Advance payments and deposits	7,898	8,194
Deferred income taxes	213	201
Other current liabilities	16,593	10,433
Liabilities of discontinued operations	1,247	1,293
Total current liabilities	104,069	88,587
Deferred income taxes	30,366	37,694
Other liabilities	19,619	28,738
Long-term debt, excluding current portion	32,794	28,141
Total liabilities	186,848	183,160
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,647,334 and 16,802,073 shares issued, respectively, and 15,925,748 and 16,051,111 shares outstanding, respectively	166	166
Treasury stock, at cost; 721,586 and 750,962 shares, respectively	(15,549)	(17,504)
Additional paid-in capital	145,563	151,466
Retained earnings	549,963	548,280
Accumulated other comprehensive loss	(2,921)	(2,892)
Total Atlantic Tele-Network, Inc. stockholders’ equity	677,222	679,516
Non-controlling interests	60,960	83,782
Total equity	738,182	763,298
Total liabilities and equity	$925,030	$946,458

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2015

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
REVENUE:
U.S. wireless	$44,306	$47,047	$110,153	$122,993
International wireless	21,557	20,392	67,127	61,787
Wireline	21,531	21,815	64,344	64,497
Renewable energy	—	5,052	—	15,631
Equipment and other	1,999	2,476	6,212	7,545
Total revenue	89,393	96,782	247,836	272,453
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	19,321	21,343	58,188	60,827
Engineering and operations	7,525	10,631	21,508	26,218
Sales and marketing	5,827	5,797	16,499	16,315
Equipment expense	2,924	3,431	8,938	10,093
General and administrative	12,823	15,930	38,596	44,743
Transaction-related charges	(27)	2,536	341	2,852
Depreciation and amortization	12,842	14,590	37,752	43,813
Gain on disposition of long-lived assets	—	—	—	(2,823)
Total operating expenses	61,235	74,258	181,822	202,038
Income from operations	28,158	22,524	66,014	70,415
OTHER INCOME (EXPENSE)
Interest expense, net	(13)	(795)	(220)	(2,153)
Loss on deconsolidation of subsidiary (note 5)	—	—	—	(19,937)
Other income , net	338	53	302	114
Other income (expense), net	325	(742)	82	(21,976)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,483	21,782	66,096	48,439
Income taxes	9,569	10,134	22,460	22,655
INCOME FROM CONTINUING OPERATIONS	18,914	11,648	43,636	25,784
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	—	390
NET INCOME	18,914	11,648	43,636	26,174
Net income attributable to non-controlling interests, net of tax:	(2,747)	(5,072)	(8,116)	(13,417)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$16,167	$6,576	$35,520	$12,757
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$1.02	$0.41	$2.24	$0.77
Discontinued operations:	$—	$—	$—	$0.02
Total	$1.02	$0.41	$2.24	$0.79
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$1.01	$0.41	$2.22	$0.77
Discontinued operations	$—	$—	$—	$0.02
Total	$1.01	$0.41	$2.22	$0.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,923	16,049	15,890	16,009
Diluted	16,030	16,165	16,001	16,128
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.29	$0.32	$0.83	$0.90

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2015
Net income	$43,636	$26,174
Other comprehensive income:
Foreign currency translation adjustment, net of tax	—	29
Other comprehensive income, net of tax	—	29
Comprehensive income	43,636	26,203
Less: Comprehensive income attributable to non-controlling interests	(8,116)	(13,417)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$35,520	$12,786

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2014	2015
Cash flows from operating activities:
Net income	$43,636	$26,174
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	37,752	43,813
Provision for doubtful accounts	1,313	711
Amortization and write off of debt discount and debt issuance costs	72	424
Stock-based compensation	3,381	3,832
Income from discontinued operations, net of tax	—	(390)
Gain on disposition of long-lived assets	—	(2,823)
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(7,830)	3,832
Materials and supplies, prepayments, and other current assets	(1,921)	(5,563)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	1,444	399
Accrued taxes	(18,401)	27,684
Other	(3,785)	(5,485)
Net cash provided by operating activities of continuing operations	55,661	112,545
Net cash provided by (used in) operating activities of discontinued operations	(4,612)	566
Net cash provided by operating activities	51,049	113,111
Cash flows from investing activities:
Capital expenditures	(41,699)	(46,031)
Acquisition of business (Note 4)	—	(11,968)
Change in restricted cash	38,707	39,368
Proceeds from disposition of long-lived assets (Note 5)	1,371	5,873
Net cash used in investing activities of continuing operations	(1,621)	(12,758)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(1,621)	(12,758)
Cash flows from financing activities:
Dividends paid on common stock	(12,873)	(13,920)
Distribution to minority stockholders	(7,932)	(11,363)
Payment of debt issuance costs	—	(30)
Proceeds from stock option exercises	610	1,686
Principal repayments of term loan	—	(4,482)
Purchase of common stock	(1,355)	(1,568)
Repurchases of non-controlling interests	(59)	—
Investments made by minority shareholders in consolidated affiliates	—	905
Net cash used in financing activities of continuing operations	(21,609)	(28,772)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(21,609)	(28,772)
Net change in cash and cash equivalents	27,819	71,581
Cash and cash equivalents, beginning of period	356,607	326,216
Cash and cash equivalents, end of period	$384,426	$397,797

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

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

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

Beginning with the first quarter of 2016, the Company anticipates re-presenting its operating segments as follows: i) Domestic Telecom, consisting of the Company’s current  U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s current Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of the Company’s current Renewable Energy segment.

The pending acquisitions, as described in Note 4, will be included within the International Telecom segment upon the completion of those acquisitions.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  These changes did not impact operating income.  For the three months ended September 30, 2014 the aggregate impact of the changes included an increase to termination and access fees of $3.3 million, a decrease to engineering and operations expenses of $2.3 million, an increase to sales and marketing expenses of $0.3 million and a decrease to general and administrative expenses of $1.4 million. For the nine months ended September 30, 2014 the aggregate impact of the changes included an increase to termination and access fees of $10.1 million, a decrease to engineering and operations expenses of $7.4 million, an increase to sales and marketing expenses of $1.1 million and a decrease to general and administrative expenses of $3.7 million.

The Company’s effective tax rates for the three months ended September 30, 2014 and 2015 were 33.6% and 46.5%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2014 and 2015 were 34.0% and 46.8%, respectively.  The Company’s effective tax rate increased in 2015 primarily due to the $19.9 million loss on deconsolidation of its Island Wireless business that has no 2015 tax benefit.

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

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The standard is effective beginning January 1, 2017, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

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

4. ACQUISITIONS

Pending Acquisitions

KeyTech Limited

On October 6, 2015, the Company entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides voice, broadband, and cable television services under the “Logic” name in Bermuda and the Cayman Islands, in which the Company will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with the Company’s subsidiary providing wireless services under the “CellOne” name in Bermuda. As part of the proposed transaction, the Company will contribute its current ownership interest of approximately 43% in CellOne and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. On a combined basis, the Company and KeyTech currently own approximately 85% of CellOne.  As part of the proposed transaction, CellOne will be merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders will be converted into the right to receive common shares in KeyTech. Following the transaction, CellOne

will be indirectly wholly owned by KeyTech and KeyTech will continue to be listed on the BSX.    A portion of the cash proceeds that KeyTech will receive upon closing will be used to fund a one-time special dividend to KeyTech's existing shareholders and to retire KeyTech's subordinated debt.  The Company currently consolidates the operations of CellOne and, upon closing of the proposed transaction, will consolidate the results of KeyTech, in its financial statements.

The proposed transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters. KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. The Company currently expects to complete the proposed transaction in the first quarter of 2016.

Caribbean Asset Holdings LLC

On October 1, 2015, the Company announced that it had entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands ("Innovative") from the National Rural Utilities Cooperative Finance Corporation ("CFC"). The Company will purchase the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments, with $85 million payable in cash and the option to finance the remaining $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative. With the purchase, the Company’s current operations in the U.S. Virgin Islands under the "Choice" name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

The agreement is subject to customary closing terms and conditions, the expiration of the Hart-Scott Rodino waiting period and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  The Company currently expects to complete the proposed transaction in mid-2016.

Completed Acquisition

On December 24, 2014, the Company acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). The Company acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. Of the $78.8 million purchase price, $11.9 million was paid in 2015. The acquisition was performed through the Company's newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries.  The tax equity investor’s interest in these subsidiaries changes at a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the acquisition date. The profits and losses of these subsidiaries will be allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method. The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests' share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions). The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to the Company and non-controlling interests based on the liquidation provisions of the solar facility operating agreement. A positive difference during the period represents non-controlling interests' share of income and a decrease represents a loss.  Ahana Renewables has the option to buy-out the non-controlling interests.

Ahana Renewables generates revenue from the sale of electricity through long-term (10 - 25 years) power purchase agreements as well as the sale of Solar Renewable Energy Credits (“SRECs”) which are government emissions allowances obtained through power generation and compliance with various regulations.

5. LOSS ON DECONSOLIDATION OF SUBSIDIARY

During March 2015, the Company sold certain assets and liabilities of its Turks and Caicos business in its Island Wireless segment.  As a result, the Company recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The disposition is included within other income (expense) and does not relate to a strategic shift in the Company’s operations.  As a result, the subsidiary’s historical results and financial position are presented with continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2015 are summarized as follows  (in thousands):

	December 31, 2014
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,493	$—	$1,493
Total assets measured at fair value	$1,493	$363	$1,856
Debt (Note 7)	$—	$38,877	$38,877
Total liabilities measured at fair value	$—	$38,877	$38,877

	September 30, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$71,105	$—	$71,105
Total assets measured at fair value	$71,105	$363	$71,468

Certificate of Deposit

As of December 31, 2014 and September 30, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2014 and September 30, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

7. LONG-TERM DEBT

Long-term debt comprises the following (in thousands):

	December 31,	September 30,
	2014	2015

Term loans assumed in Ahana acquisition	$38,877	$34,395
Less: current portion	(6,083)	(6,254)
Total long-term debt	$32,794	$28,141

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

The Amended Credit Facility contains customary representations, warranties and covenants, as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA on the Company. As of September 30, 2015, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

Throughout 2014 and as of September 30, 2015, the Company had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

The carrying value of debt approximates its fair value.

Acquisition of Green Lake Capital, LLC

In connection with the Ahana Acquisition on December 24, 2014, the Company assumed $38.9 million in long-term debt (the "Ahana Debt"). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 4.5% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.  As of September 30, 2015, $34.4 million of the Ahana Debt remained outstanding.

The Ahana Debt includes a loan from Public Service Electric & Gas (PSE&G) of $2.8 million. The note payable to PSE&G bears interest at 11.3%,  matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company's discretion, with the value of the SRECs being the current market value as of the date of repayment.

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

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and its results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2015, the Company has received approximately $8.1 million in Mobility Funds. Of these funds, $3.1 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $1.2 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company's consolidated balance sheet as of September 30, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

9. EQUITY

Shareholders’ equity was as follows (in thousands):

	Nine months ended September 30,
	2014			2015
	Atlantic Tele-	Non-Controlling		Atlantic Tele-	Non-Controlling	Total
	Network, Inc.	Interests	Total Equity	Network, Inc.	Interests	Equity
Equity, beginning of period	$643,330	$56,525	$699,855	$677,222	$60,960	$738,182
Stock-based compensation	3,381	—	3,381	3,832	—	3,832
Comprehensive income:				0	0
Net income	35,520	8,116	43,636	12,757	13,417	26,174
Translation adjustment	—	—	—	29	—	29
Total comprehensive income	35,520	8,116	43,636	12,786	13,417	26,203
Issuance of common stock upon exercise of stock options	1,106	—	1,106	2,073	—	2,073
Dividends declared on common stock	(13,218)	—	(13,218)	(14,442)	—	(14,442)
Distributions to non-controlling interests	—	(7,932)	(7,932)	—	(11,513)	(11,513)
Investments made by non-controlling interests	—	—	—	—	905	905
Sale of non-controlling interests	—	(59)	(59)	—	20,013	20,013
Purchase of treasury stock	(1,850)	—	(1,850)	(1,955)	—	(1,955)
Equity, end of period	$668,269	$56,650	$724,919	$679,516	$83,782	$763,298

10. NET INCOME PER SHARE

For the three and nine months ended September 30, 2014 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Basic weighted-average common shares outstanding	15,923	16,049	15,890	16,009
Stock options	107	116	111	119
Diluted weighted-average common shares outstanding	16,030	16,165	16,001	16,128

The above calculation for the three and nine months ended September 30, 2015, does not include approximately 2,000 and 1,000 shares related to certain stock options because the effect of such options were anti-dilutive.  There were no anti-dilutive shares for the three and nine months ended September 30, 2014.

11. SEGMENT REPORTING

For the nine months ended September 30, 2014, the Company had four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments were: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015) and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. With the Ahana Acquisition on December 24, 2014, the Company added a fifth reportable segment, Renewable Energy, which generates all of its revenues in and has all of its assets located in the United States. Segment presentations for the nine months ended September 30, 2014 were not impacted by the Ahana Acquisition. The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2014
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$44,306	$—	$—	$—	$—	$—	$44,306
International Wireless	—	6,399	15,158	—	—	—	21,557
Wireline	152	15,249	—	6,130	—	—	21,531
Renewable energy	—	—	—	—	—	—	—
Equipment and Other	278	183	1,469	69	—	—	1,999
Total Revenue	44,736	21,831	16,627	6,199	—	—	89,393
Depreciation and amortization	3,657	4,397	2,596	1,193	—	999	12,842
Non-cash stock-based compensation	—	—	—	—	—	1,002	1,002
Operating income (loss)	27,585	5,065	2,231	(471)	—	(6,252)	28,158

For the Three Months Ended September 30, 2015
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$47,047	$—	$—	$—	$—	$—	$47,047
International Wireless	—	6,503	13,889	—	—	—	20,392
Wireline	152	15,572	—	6,091	—	—	21,815
Renewable energy	—	—	—	—	5,052	—	5,052
Equipment and Other	480	462	1,479	55	—	—	2,476
Total Revenue	47,679	22,537	15,368	6,146	5,052	—	96,782
Depreciation and amortization	4,522	4,470	1,930	1,193	1,205	1,270	14,590
Non-cash stock-based compensation	—	—	—	—	29	1,126	1,155
Operating income (loss)	25,208	1,313	3,615	(990)	2,694	(9,316)	22,524

For the Nine Months Ended September 30, 2014
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$110,153	$—	$—	$—	$—	$—	$110,153
International Wireless	—	20,054	47,073	—	—	—	67,127
Wireline	457	44,399	—	19,488	—	—	64,344
Renewable energy	—	—	—	—	—	—	—
Equipment and Other	663	573	4,782	194	—	—	6,212
Total Revenue	111,273	65,026	51,855	19,682	—	—	247,836
Depreciation and amortization	10,413	13,111	7,810	3,519	—	2,899	37,752
Non-cash stock-based compensation	—	—	—	—	—	3,381	3,381
Operating income (loss)	63,826	15,293	8,210	(2,511)	—	(18,804)	66,014

For the Nine Months Ended September 30, 2015
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$122,993	$—	$—	$—	$—	$—	$122,993
International Wireless	—	19,114	42,673	—	—	—	61,787
Wireline	457	45,583	—	18,457	—	—	64,497
Renewable energy	—	—	—	—	15,631	—	15,631
Equipment and Other	1,606	1,305	4,467	167	—	—	7,545
Total Revenue	125,056	66,002	47,140	18,624	15,631	—	272,453
Depreciation and amortization	13,175	13,249	6,461	3,699	3,613	3,616	43,813
Non-cash stock-based compensation	—	—	—	—	238	3,594	3,832
Operating income (loss)	67,160	11,545	9,902	(3,046)	8,037	(23,183)	70,415

		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items		Consolidated
December 31, 2014
Net fixed assets	$79,910	$108,972	$26,590	$28,113	$111,342	$14,655		$369,582
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	188,377	201,649	74,563	42,446	130,124	287,871	(1)	925,030
September 30, 2015
Net fixed assets	$84,631	$107,222	$23,200	$29,593	$107,754	$13,615		$366,015
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	193,315	204,315	76,629	45,387	122,667	304,145	(1)	946,458

(1)	Includes $175 and $44 of assets associated with our discontinued operations as of December 31, 2014 and September 30, 2015, respectively.

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Nine months ended September 30,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$26,496	$6,816	$3,966	$2,325	$—	$2,096	$41,699
2015	21,617	9,720	6,077	6,015	26	2,576	46,031

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

As part of the FCC’s reform of its USF program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013, the Company received FCC final approval for $21.7 million of Mobility Fund support to its wholesale wireless business (the "Mobility Funds"), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. As of Septemer 30, 2015 the Company had approximately $10.6 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

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

13. SUBSEQUENT EVENTS

See Note 4 for discussions of the Company’s pending acquisitions of KeyTech Limited and Caribbean Asset Holdings, LLC.

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

The following chart summarizes the operating activities of our principal subsidiaries and the segments in which we report our revenue and the markets we served as of September 30, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, Turks and Caicos (through March 23, 2015), U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Beginning with the first quarter of 2016, the Company anticipates re-presenting its operating segments as follows: i) Domestic Telecom, consisting of the Company’s current  U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s current Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of the Company’s current Renewable Energy segment.

The pending acquisitions, as described in Note 4, will be included within the International Telecom segment upon the completion of those acquisitions.

Acquisitions

Pending Acquisitions

For the purpose of clarity and consistency, and except where expressly indicated, each of the forward-looking statements made regarding our operations in this Item 2 assumes that the acquisitions have not yet been consummated.

KeyTech Limited

On October 6, 2015, we entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda listed on the Bermuda Stock Exchange (“BSX”) company that provides voice, broadband, and cable television services under the “Logic” name in Bermuda and the Cayman Islands, in which we will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with our subsidiary providing wireless services under the “CellOne” name in Bermuda (the “KeyTech Transaction”). As part of the KeyTech Transaction, we will contribute our current ownership interest of approximately 43% in CellOne and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. Together with KeyTech, we currently own approximately 85% of CellOne.  CellOne will then be merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders will be converted into the right to receive common shares in KeyTech. Following the transaction, CellOne will be indirectly wholly owned by KeyTech and KeyTech will continue to be listed on the BSX. A portion of the cash proceeds that KeyTech will receive upon closing will be used to fund a one-time special dividend to KeyTech's existing shareholders and to retire KeyTech's subordinated debt.  We currently consolidate the operations of CellOne and, upon closing of the KeyTech Transaction, will consolidate the results of KeyTech, in our financial statements.

The KeyTech Transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters.  KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. We currently expect to complete the KeyTech Transaction in the first quarter of 2016.

Caribbean Asset Holdings LLC

On October 1, 2015, we announced that we have entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (the "Innovative Purchase") from the National Rural Utilities Cooperative Finance Corporation ("CFC"). We will purchase the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments, with $85 million payable in cash and the option to finance the remaining $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative. With the purchase, our current operations in the U.S. Virgin Islands under the "Choice" name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services. Subject to customary closing terms and conditions, we currently expect to complete the transaction in mid-2016.

The Innovative Purchase is subject to customary closing terms and conditions, the expiration of the Hart-Scott Rodino waiting period and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.

.

Completed Acquisition

On December 24, 2014, we acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). We acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. The acquisition was performed through our newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries.  The tax equity investor’s interest in these subsidiaries changes at a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the acquisition date. The profits and losses of these subsidiaries will be allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method. The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests' share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions). The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to ATN and non-controlling interests based on the liquidation provisions of the solar facility operating agreement. A positive difference during the period represents non-controlling interests' share of income and a decrease represents a loss.  Ahana Renewables has the option to buy-out the non-controlling interests.

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of September 30, 2015, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been  funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo stimulus projects were completed during 2013. The Vermont stimulus project was completed during the fourth quarter of 2014.

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

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of September 30, 2015, the Company has received approximately $8.1 million in Mobility Funds. Of these funds, $3.1 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $1.2 million is recorded within other current liabilities while the remaining $3.8 million is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of September 30, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended September 30, 2014 and 2015

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2014	2015	(Decrease)	(Decrease)
REVENUE:
U.S. wireless	$44,306	$47,047	$2,741	6.2%
International wireless	21,557	20,392	(1,165)	(5.4)
Wireline	21,531	21,815	284	1.3
Renewable Energy	—	5,052	5,052	100.0
Equipment and other	1,999	2,476	477	23.9
Total revenue	89,393	96,782	7,389	8.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	19,321	21,343	2,022	10.5
Engineering and operations	7,525	10,631	3,106	41.3
Sales, marketing and customer services	5,827	5,797	(30)	(0.5)
Equipment expense	2,924	3,431	507	17.3
General and administrative	12,823	15,930	3,107	24.2
Transaction-related charges	(27)	2,536	2,563	(9,492.6)
Depreciation and amortization	12,842	14,590	1,748	13.6
Gain on disposition of long-lived assets	—	—	—	(100.0)
Total operating expenses	61,235	74,258	13,023	21.3
Income from operations	28,158	22,524	(5,634)	(20.0)
OTHER INCOME (EXPENSE):
Interest expense, net	(13)	(795)	(782)	6,015.4
Loss on deconsolidation of subsidiary	—	—	—	—
Other income, net	338	53	(285)	(84.3)
Other income (expense), net	325	(742)	(1,067)	(328.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,483	21,782	(6,701)	(23.5)
Income tax expense	9,569	10,134	565	5.9
NET INCOME	18,914	11,648	(7,266)	(38.4)
Net income attributable to non-controlling interests, net of tax:	(2,747)	(5,072)	(2,325)	84.6
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$16,167	$6,576	$(9,591)	(59.3)%

U.S. wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For each of the three months ended September 30, 2014 and 2015, wholesale revenue represented 95% and 91% of total U.S. wireless revenue, respectively. In addition, U.S. wireless revenue also includes retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

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

Our U.S. wireless revenue increased from $44.3 million for the three months ended September 30, 2014 to $47.0 million for the three months ended September 30, 2015, an increase of $2.7 million or 6%.  The increase was mainly driven by revenue growth in our rural U.S. retail business.  U.S. wholesale revenues increased slightly from the prior year as a result of expanded network traffic volume, driven by the increased demand for our data services supported by our network capacity and technology upgrades and the increase to 799 base stations as of September 30, 2015, offset by lower wholesale rates.

While we will continue to expand our coverage with additional and upgraded base stations in the fourth quarter 2015 and into 2016, it will be at a slower rate than in previous periods. We expect that data volumes will continue to increase during the fourth quarter of 2015 and into 2016, however, we expect to experience a significant decline in revenues in the fourth quarter of 2015 due to the greater impact of contract calendar year volume tier pricing.  We expect revenues to increase in the first quarter 2016 compared with the fourth quarter of 2015 after the reset of annual volume based pricing tiers.  We believe that our new model which lowered contract rates in exchange for an extended term has much lower risk and creates a long-lived infrastructure solution for our roaming partner that increases the ultimate value of our wholesale business.  Our U.S. wireless revenues may also be positively impacted by our expanded network capabilities, reach and capacity, but continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to expand their networks in areas where we operate may partially or entirely offset such increases.

International wireless revenue.  International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.

International wireless revenue decreased by $1.2 million, or 6%, from $21.6 million for the three months ended September 30, 2014 to $20.4 million for the three months ended September 30, 2015. This decrease was primarily the result of the sale of our operations in Turks and Caicos in March 2015 and a decrease in roaming revenue in our other Island Wireless businesses due to anticipated rate declines.

In total, our international wireless subscribers decreased from approximately 320,000 to 315,000 as of September 30, 2014 and 2015, respectively.  A substantial majority of the net decrease was the result of the sale of our operations in Turks and Caicos within our Island Wireless segment offset by additions in our Integrated International Telephony segment.

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

Wireline revenue increased by $0.3 million, or 1%, from $21.5 million for the three months ended September 30, 2014 to $21.8 million for the three months ended September 30, 2015. This increase was primarily due to a $0.3 million increase in data services within our International Integrated Telephony segment.

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

Renewable energy revenue was $5.1 million for the three months ended September 30, 2015 and is attributable to Ahana Renewables, LLC which we acquired in December 2014.

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

Equipment and other revenue increased by $0.5 million, or 25% from $2.0 million for the three months ended September 30, 2014 to $2.5 million for the three months ended September 30, 2015. Equipment and other revenue increased in our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $0.2 million and $0.3 million, respectively, as a result of increased demand for handsets.

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

Termination and access fees increased by $2.0 million, or 10%, from $19.3 million for the three months ended September 30, 2014 to $21.3 million for the three months ended September 30, 2015. Our U.S. Wireless segment reported an increase of $1.8 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Termination and access fees also increased in our International Integrated Telephony segment by $0.4 million and as a result of our Renewable Energy business, acquired in December 2014, which recorded $0.3 million of these costs.  These increases were partially offset by a decrease of $0.6 million in our Island Wireless segment primarily as the result of the sale of our operations in Turks and Caicos in March 2015.

Termination and access fees are expected to continue to increase in future periods with expected growth in data traffic volumes on our networks, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $3.1 million, or 41%, from $7.5 million to $10.6 million for the three months ended September 30, 2014 and 2015, respectively.  The increase was primarily the result of an increase within our U.S. Wireless segment of $1.7 million to support its expanding and upgraded network and as a result of the conclusion of a transition services agreement entered into to provide supporter services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods. Our International Integrated Telephony segment reported an increase in engineering and operations expenses of $1.6 million for network and billing system support, maintenance, and consulting.  These increases were offset partially by decreases of $0.1 million in our other operating segments as a result of operating efficiencies and the sale of our operations in Turks and Caicos in March 2015.

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

Sales and marketing expenses remained consistent at $5.8 million for the three months ended September 30, 2014 and 2015. Sales and marketing expenses increased by $0.7 million in our International Integrated Telephony segment as a result of increased promotions and product re-branding expenses.  Such increase was partially offset by a reduction in sales and marketing expenses in our Island Wireless segment of $0.6 million primarily as a result of the sale of our operations in Turks and Caicos in March 2015.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses increased by $0.5 million, or 17%, from $2.9 million for the three months ended September 30, 2014 to $3.4 million for the three months ended September 30, 2015. The increase in equipment expenses was primarily the result of increased equipment sales in our U.S. Wireless segment’s retail operations as well as our International Integrated Telephony segment which incurred increases in equipment expenses of $0.4 million and $0.6 million, respectively.  These increases were partially offset by reduced expenses in our Island Wireless segment of $0.5 million which previously included our operations in Turks and Caicos which was sold in March 2015.

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

General and administrative expenses increased by $3.1 million, or 24% from $12.8 million for the three months ended September 30, 2014 to $15.9 million for the three months ended September 30, 2015.  The increase is primarily the result of an increase of $1.1 million relating to one-time legal and consulting costs in our International Integrated Telephony segment.  Our U.S. Wireless segment also reported an increase in general and administrative expenses of $0.8 million as a result of the conclusion of a transition services agreement entered into to provide supporter services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  In addition, our Renewable Energy business, acquired in December 2014, incurred $0.8 million of general and administrative expenses.  The remaining increase of $0.2 million was incurred in our other operating segments and within our corporate overhead.

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

The $2.5 million of transaction-related charges during the three months ended September 30, 2015 primarily related to our pending KeyTech Transaction and Innovative Purchase.

We expect that acquisition and disposition related expenses will continue to be incurred from time to time as we continue to explore additional acquisition or disposition opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $1.8 million, or 14% from $12.8 million for the three months ended September 30, 2014 to $14.6 million for the three months ended September 30, 2015 respectively. The increase is primarily the result of our Renewable Energy business which was acquired in December 2014 and reported $1.2 million of depreciation and amortization expense during the three months ended September 30, 2015.  Our U.S. Wireless segment incurred an increase in depreciation and amortization expenses of $0.9 million as a result of network expansions and upgrades and our corporate overhead incurred an increase of $0.3 million to support our expanding operations.  These increases were partially offset by a decrease of $0.7 million in our Island Wireless segment primarily as a result of the sale of our operations in Turks in Caicos in March 2015.

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

Interest income (expense), net increased $0.8 million from a nominal amount of expense for the three months ended September 30, 2014 to $0.8 million of expense for the three months ended September 30, 2015. This increase was primarily the result of the interest we incurred on the term loans we assumed in our December 2014 Ahana Acquisition.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended September 30, 2014 and 2015.

Income taxes.  Our effective tax rates for the three months ended September 30, 2014 and 2015 were 33.6 % and 46.5%, respectively.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies.  Our effective tax rate increased in 2015 primarily due to the loss on the deconsolidation of our Turks and Caicos business. This loss generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $2.7 million and $5.1 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2014 and 2015, respectively.  Of this $2.4 million increase, $1.3 million was the result of increased net income at our less than wholly-owned retail operations in our U.S. Wireless segment, $0.4 million was the result of our renewable energy operations which were acquired in December 2014 and $1.0 million was the result of our operations in Turks and Caicos which were sold in March 2015 and which operated at a loss.  These increases were partially offset by decrease of $0.4 million in our other less than wholly owned operations.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.  Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased from $16.2 million to $6.6 million for the three months ended September 30, 2014 and 2015, respectively.

On a per share basis, net income increased from $1.01 per diluted share to $0.41 per diluted share for the three months ended September 30, 2014 and 2015, respectively.

Nine Months Ended September 30, 2014 and 2015

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2014	2015	(Decrease)	(Decrease)

REVENUE:
U.S. wireless	$110,153	$122,993	$12,840	11.7%
International wireless	67,127	61,787	(5,340)	(8.0)
Wireline	64,344	64,497	153	0.2
Renewable Energy	—	15,631	15,631	100.0
Equipment and other	6,212	7,545	1,333	21.5
Total revenue	$247,836	$272,453	$24,617	9.9%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	58,188	60,827	2,639	4.5
Engineering and operations	21,508	26,218	4,710	21.9
Sales and marketing	16,499	16,315	(184)	(1.1)
Equipment expense	8,938	10,093	1,155	12.9
General and administrative	38,596	44,743	6,147	15.9
Transaction-related charges	341	2,852	2,511	736.4
Depreciation and amortization	37,752	43,813	6,061	16.1
Gain on disposition of long lived asset	—	(2,823)	(2,823)	(100.0)
Total operating expenses	$181,822	$202,038	$20,216	11.1%
Income from operations	$66,014	$70,415	$4,401	6.7%
OTHER INCOME (EXPENSE):
Interest expense, net	(220)	(2,153)	(1,933)	878.6
Loss on deconsolidation of subsidiary	—	(19,937)	(19,937)	(100.0)
Other income (expense), net	302	114	(188)	(62.3)
Other income (expense), net	$82	$(21,976)	$(22,058)	(26,900.0)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	66,096	48,439	(17,657)	(26.7)
Income tax expense	22,460	22,655	195	0.9
INCOME FROM CONTINUING OPERATIONS	43,636	25,784	(17,852)	(40.9)
Income from discontinued operations, net of tax	—	390	390	100.0
NET INCOME	43,636	26,174	(17,462)	(40.0)
Net income attributable to non-controlling interests, net of tax:	(8,116)	(13,417)	(5,301)	65.3
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$35,520	$12,757	$(22,763)	(64.1)%

U.S. wireless revenue. U.S. wireless revenue increased by $12.8 million, or 12%, from $110.2 million for the nine months ended September 30, 2014, to $123.0 million for the nine months ended September 30, 2015. The increase was primarily driven by growth in our rural U.S. retail wireless business and the result of U.S. wholesale growth due to expanded traffic volume driven by capacity and technology upgrades to our network and the increase in the number of base stations from 716 as of September 30, 2014 to 799 as of September 30, 2015.  The increase in traffic volume was partially offset by a decrease in wholesale rates due to volume tier discounts.

 International wireless revenue.   International wireless revenue decreased by $5.3 million, or 8%, from $67.1 million for the nine months ended September 30, 2014 to $61.8 million for the nine months ended September 30, 2015. Our Island Wireless segment reported a decrease in international wireless revenue of $4.4 million primarily as the result of the sale of our operations in Turks and Caicos in March 2015 and a decrease in roaming revenue in our other Island Wireless businesses due to anticipated rate declines.  Our International Integrated Telephony segment also reported a $1.0 million decrease in international wireless revenue as a result of a decrease in subscribers.

Wireline revenue.  Wireline revenue increased by $0.2 million from $64.3 million for the nine months ended September 30, 2014 to $64.5 million for the nine months ended September 30, 2015. This increase was primarily due to a $1.2 million increase in our International Integrated Telephony segment due to increased data revenues offset by a $0.9 decrease in our U.S. wireline segment due to decreases in our wholesale long-distance voice services operations.

Renewable energy.  Renewable energy revenue was $15.6 million for the nine months ended September 30, 2015 and is attributable to Ahana Renewables, LLC which we acquired in December 2014.

Equipment and other revenue.   Equipment and other revenue increased by $1.3 million, or 21% from $6.2 million for the nine months ended September 30, 2014, to $7.5 million for the nine months ended September 30, 2015. Equipment and other revenue increased in both our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $0.8 million and $0.7 million, respectively, as a result of increased demand for handsets. These increases, however, were offset by a $0.3 million decrease in our Island Wireless segment as a result of our sale of our operations in Turks and Caicos in March 2015 and a decrease in subscribers within our other Island Wireless locations purchasing handsets.

Termination and access fee expenses. Termination and access fees increased by $2.6 million, or 4%, from $58.2 million for the nine months ended September 30, 2014 to $60.8 million for the nine months ended September 30, 2015. Our U.S. Wireless segment reported an increase of $4.7 million in these costs as the result of increased data traffic volumes and the expansion and upgrade of our networks.  Termination and access fees also increased as a result of our Renewable Energy business, acquired in December 2014, which recorded $0.9 million of these costs.  These increases were partially offset by decreases of $1.0 million in our International Integrated Telephony segment as a result of non-recurring reductions in bandwidth costs, a $0.7 million reduction in our wholesale long-distance voice services operations within our U.S. Wireline segment and $1.2 million in our Island Wireless segment which included our operations in Turks and Caicos which was sold in March of 2015.

Engineering and operations expenses.   Engineering and operations expenses increased by $4.7 million, or 22%, from $21.5 million to $26.2 million for the nine months ended September 30, 2014 and 2015, respectively.  The increase was primarily the result of an increase within our U.S. Wireless segment of $3.3 million to support its expanding and upgraded network and as a result of the conclusion of a transition services agreement entered into to provide supporter services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  Our International Integrated Telephony segment reported an increase in engineering and operations expenses of $2.0 million for network and billing system support, maintenance, and consulting.  These increases were offset partially by decreases in our other operating segments as a result of operating efficiencies.

Sales and marketing.   Sales and marketing expenses increased by $0.2 million, or 1%, from $16.5 million for the nine months ended September 30, 2014 to $16.3 million for the nine months ended September 30, 2015. Sales and marketing expenses increased by $1.0 million in our International Integrated Telephony segment as a result of increased promotions and product re-branding expenses and by $0.3 million in our U.S. Wireless segment’s retail operations to support our increased revenues and subscriber base.  Such increases were partially offset by a reduction in sales and marketing expenses in our Island Wireless segment of $1.7 million primarily as a result of the sale of our operations in Turks and Caicos in March 2015.

Equipment expenses.   Equipment expenses increased by $1.2 million, or 13%, from $8.9 million for the nine months ended September 30, 2014 to $10.1 million for the nine months ended September 30, 2015 primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations as well as in our International Integrated Telephony segment which incurred increases in equipment expenses of $1.2 million and $1.1 million, respectively.  These increases were partially offset by reduced expense in our Island Wireless segment of $1.1 million which previously included our operations in Turks and Caicos which was sold in March 2015.

General and administrative expenses.   General and administrative expenses increased by $6.1 million, or 16% from $38.6 million for the nine months ended September 30, 2014 to $44.7 million for the nine months ended September 30, 2015.  The increase was primarily the result of our newly acquired Renewable Energy business which was acquired in December 2014 and incurred $3.0 million of general and administrative expenses during the nine months ended September 30, 2015.  Our International Integrated Telephony segment reported an increase in general and administrative expenses of $1.5 million relating to one-time legal and consulting costs.  Our U.S. Wireless segment reported an increase of $1.1 million as a result of the conclusion of a transition services agreement entered into to provide supporter services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  The remaining increase of $0.6 million was incurred within our other operating segments and within our corporate overhead.

Transaction-related charges.   We incurred $0.3 million and $2.9 million of transaction-related charges for the nine months ended September 30, 2014 and 2015, respectively. The increase was primarily related to our pending KeyTech Transaction and Innovative Purchase.

Depreciation and amortization expenses.   Depreciation and amortization expenses increased by $6.0 million from $37.8 million for the nine months ended September 30, 2014 to $43.8 million for the nine months September 30, 2015, respectively. The increase was primarily the result of $3.6 million of depreciation and amortization being recognized in our Renewable Energy business which was acquired in December 2014 and a $2.8 million increase in depreciation expense in our U.S. Wireless segment as a result of certain network expansions.  Our corporate overhead incurred an increase of $0.7 million to support our expanding operations.  These increases were partially offset by a decrease of $1.3 million in our Island Wireless segment primarily as a result of our sale of operations in Turks and Caicos in March 2015.

Gain on disposal of long lived asset.  During the nine months ended September 30, 2015, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment and recognized a gain on such disposition of $2.8 million.

Interest income (expense), net.  Interest income (expense), net increased $2.0 million from $0.2 million of expense to $2.2 million of expense for the nine months ended September 30, 2014 and 2015, respectively.   This increase was primarily the result of the interest we incur on Ahana debt.

Loss on deconsolidation of subsidiary.  During March 2015, we completed the sale of certain assets and liabilities operated in Turks and Caicos and recorded a loss on the disposition and related deconsolidation of this subsidiary of approximately $19.9 million.

Other income (expense), net.   Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the nine months ended September 30, 2014 and 2015.

Income taxes.   Our effective tax rates for the nine months ended September 30, 2014 and 2015 were 33.9% and 46.8%, respectively. Our effective tax rate increased in 2015 primarily due to the loss on the deconsolidation of our Turks and Caicos business. This loss was generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $8.1 million and $13.4 million of income generated by our less than wholly-owned subsidiaries for the nine months ended September 30, 2014 and 2015, respectively.  Of this $5.3 million increase, $3.0 million was the result of increased net income at our less than wholly-owned retail operations in our U.S. Wireless segment, $1.5 million was the result of our renewable energy operations which were acquired in December 2014 and $1.3 million was the result of our operations in Turks and Caicos which were sold in March 2015. These increases were partially offset by a decrease of $0.5 million in our other less than wholly owned operations.

Net income attributable to Atlantic Tele-Network, Inc. stockholders.   Net income attributable to Atlantic Tele-Network, Inc. stockholders decreased from $35.5 million for the nine months ended September 30, 2014 to $12.8 million for the nine months ended September 30, 2015.

On a per share basis, net income decreased from $2.22 per diluted share to $0.79 per diluted share for the nine months ended September 30, 2014 and 2015, respectively.

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

For the nine months ended September 30, 2014 and 2015, we spent approximately $41.7 million and $46.0 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Nine months ended September 30,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$26,496	$6,816	$3,966	$2,325	$—	$2,096	$41,699
2015	21,617	9,720	6,077	6,015	26	2,576	46,031

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that telecom capital expenditures for the year ended December 31, 2015 will be between $60 million and $70 million.  Capital expenditures in our Renewable Energy segment are more difficult to project, however we continue to actively pursue investments in this segment.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Acquisitions and Investments.     Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities.  As discussed above, we expected to fund our pending acquisition of KeyTech with $42 million of cash.  In regard to the pending acquisition of Caribbean Asset Holding, LLC, we expect to fund $85 million payable in cash and the option to finance the remaining $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative

We continue to explore opportunities to expand our business or acquire new businesses and licenses in the United States, the Caribbean and elsewhere. Such acquisitions, including acquisitions of renewable energy assets, may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

As of September 30, 2015, we had approximately $403.6 million in cash, cash equivalents and restricted cash, of which $102.5 million was held outside the United States in our foreign subsidiaries and $34.4 million of debt. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We have historically used cash-on-hand to make payments for income taxes.  The Company does not provide for United States income tax on earnings for foreign subsidiaries as such earnings are considered to be indefinitely reinvested.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the nine months ended September 30, 2015, our Board declared dividends to our stockholders, which includes a $0.32 per share dividend declared on September 10, 2015, and paid on October 9, 2015, of $14.4 million. We have declared quarterly dividends for the last 68 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through September 30, 2015. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of September 30, 2015, we had approximately $403.6 million in cash, cash equivalents and restricted cash, an increase of $32.2 million from the December 31, 2014 balance of $371.4 million. The increase is attributable to cash provided by our operating activities of $113.1 million and cash proceeds from our sale of certain assets and liabilities operated in Turks and Caicos partially offset by our capital expenditures of $46.0 million, cash used to complete the Ahana Acquisition of $12.0 million and cash used in our financing activities of $28.8 million.

Cash provided by operations.     Cash provided by operating activities was $113.1 million for the nine months ended September 30, 2015 as compared to cash provided by operating activities of $51.0 million for the nine months ended September 30, 2014.  The increase in cash flow from operations of $62.1 million was primarily the result of an increase in the change in accounts receivable of $11.6 million, an increased change in accrued taxes of $46.1 million (which was driven by tax payments made in 2014 in connection with or sale of the Alltel business in September 2013) and an increase in cash provided by discontinued operations of $5.2 million arising from refunds of overpayments and limited payables actively.  Cash flow from operations was also impacted by a decrease in net income of $17.5 million and the $19.9 million loss on the deconsolidation of our operations in Turks and Caicos recorded in the nine months ended September 30, 2015.

Cash used in investing activities.     Cash used in investing activities was $12.8 million for the nine months ended September 30, 2015.  Cash used in investing activities was $1.6 million for the nine months ended September 30, 2014.  The increase in cash used in investing activities of $11.1 million was primarily the result of an increase in capital expenditures of $4.3 million and the usage of $12.0 million related to the Ahana acquisition.  These increases were partially offset by an increase in the proceeds received from the disposition of certain assets of $4.5 million.

Cash used in financing activities.     Cash used in financing activities increased by $7.2 million, from $21.6 million for the nine months ended September 30, 2014 to $28.8 million for the nine months ended September 30, 2015.  This increase was predominately the result of increased distributions to minority holders of $3.4 million, and   repayments of $4.5 million of Ahana debt.

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

The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. As of September 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

As of September 30, 2015, we had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

The Ahana Debt includes a loan from Public Service Electric & Gas (PSE&G) of $2.8 million. The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company’s discretion.  The value of the SRECs was fixed at the time of the loan’s closing.

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications and renewable energy industries.

Restrictions under Amended Credit Facility.     Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

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

Pending Acquisitions.     As discussed above, we expected to fund our pending acquisition of KeyTech with $42 million of cash.  In regard to the pending acquisition of Caribbean Asset Holding, LLC, we expect to fund $85 million payable in cash and the option to finance the remaining $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative

Recent Accounting Pronouncements

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

In April 2015, the FASB issued guidance to customers about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The standard is effective beginning January 1, 2017, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyanese dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyanese dollars. The Guyanese exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately 210 Guyana dollars to 1 U.S. dollar as of September 30, 2015. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of September 30, 2015, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

Risks Relating to Our Pending Acquisitions

On October 1, 2015, we announced that we have entered into an agreement (the “Innovative Purchase”) to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands from the National Rural Utilities Cooperative Finance Corporation ("CFC"). The agreement is subject to customary closing terms and conditions, the expiration of the Hart-Scott Rodino waiting period and the receipt of approvals from the Federal Communications Commission (the “FCC”) and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  Although we have received no indication that these regulatory authorities do not plan to grant the required approvals, there can be no guarantee that we will receive such approvals.  In addition, the FCC may impose conditions on any approval, such as requiring the divestiture of certain markets and spectrum licenses. These conditions, if imposed and if sufficiently significant, may permit CFC not to consummate the transaction or may have other negative impacts on our business. Subject to the receipt of these approvals and other customary closing terms and conditions, the Company currently expects to complete the transaction in mid-2016.

On October 6, 2015, we entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange that provides voice, broadband, and cable television services under the “Logic” name in Bermuda and the Cayman Islands, in which we will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with our subsidiary providing wireless services under the “CellOne” name in Bermuda. The proposed transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters.  KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. Although we have receive no indication that the regulatory authorities listed above do no plan to grant the required approvals, there can be no guarantee that we will receive such approval or consent. In addition, the Bermuda Regulatory Authority may impose conditions on any approval, such as a prohibition or strict approval of any bundling of services between the combined companies. These conditions, if imposed and if sufficiently significant, may permit KeyTech not to consummate the transaction or may have other negative impacts on our business or the business of the combined companies following the consummation of the KeyTech Transaction. Subject to the receipt of these approvals and other customary closing terms and conditions, the Company currently expects to complete the transaction in the first quarter of 2016.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended September 30, 2015.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2015:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
July 1, 2015 — July 31, 2015	—	$—	—	$2,919,965
August 1, 2015 — August 31, 2015	—	$—	—	$2,919,965
September 1, 2015 — September 30, 2015	—	$—	—	$2,919,965

Item 5.  Additional Information

None.

Item 6. Exhibits :

2.1*

Purchase Agreement, effective as of September 30, 2015, by and among Caribbean Asset Holdings, LLC, National Rural Utilities Cooperative Finance Corporation, ATN VI Holdings, LLC and Atlantic Tele-Network, Inc.

2.2

Transaction Agreement, dated as of October 5, 2015, by and among Atlantic Tele-Network, Inc., ATN Caribbean Holdings, Ltd., ATN Bermuda Holdings Ltd., KeyTech Limited and Chancery Holdings Limited (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K (File No. 001-12593) filed on October 6, 2015).

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

*Filed herewith. Schedules omitted pursuant to item 601(b)(2) of Regulation S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Atlantic Tele-Network, Inc.

Date: November 9, 2015	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2015	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer and Treasurer