Form 10-K
period 2015-12-31
ATLANTIC TELE NETWORK INC /DE
filed 2016-02-29
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001‑12593

Atlantic Tele‑Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	47‑0728886 (I.R.S. Employer Identification No.)
600 Cummings Center Beverly, Massachusetts (Address of principal executive offices)	01915 (Zip Code)

(978) 619‑1300

(Registrant’s telephone

number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

(Title of each class)

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of Common Stock held by non‑affiliates of the registrant as of June 30, 2015, was approximately $748 million based on the closing price of the registrant’s Common Stock as reported on the NASDAQ Global Select Market.

As of February 29, 2016, the registrant had 16,076,094 outstanding shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10‑K (this “Report”) contains statements about future events and expectations, or forward‑looking statements, all of which are inherently uncertain. We have based those forward‑looking statements on our current expectations and projections about future results. When we use words such as “anticipates,” “intends,” “plans,” “believes,” “estimates,” “expects,” or similar expressions, we do so to identify forward‑looking statements. Examples of forward‑looking statements include statements we make regarding our business operations and plans, future economic and political conditions in the markets in which we operate, the competitive environment in the markets in which we operate, legal and regulatory actions and technological changes, the pace of our network expansion and improvement, our future prospects for growth, our continued access to the credit and capital markets, our ability to maintain or increase our market share, demands for our services and industry trends, our future operating results and our future capital expenditure levels. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. These assumptions could be proven inaccurate. These forward‑looking statements may be found under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business,” as well as in this Report generally.

You should keep in mind that any forward‑looking statement made by us in this Report or elsewhere speaks only as of the date on which we make it. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. In any event, these and other important factors may cause actual results to differ materially from those indicated by our forward‑looking statements, including those set forth in Item 1A of this Report under the caption “Risk Factors.” We have no duty to, and do not intend to, update or revise the forward‑looking statements made by us in this Report after the date of this Report, except as may be required by law.

In this Report the words “ATN,” “the Company,” “we,” “our,” “ours” and “us” refer to Atlantic Tele‑Network, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of Atlantic Tele‑Network, Inc., and its subsidiaries or licensed from others.

References to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I

ITEM 1.  BUSINESS

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition and investment opportunities and other strategic transactions in the telecommunications, energy‑related and other industries that meet our return‑on‑investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long‑term growth prospects.”

We offer the following principal services:

•

Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States.

•

Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long‑distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, we offer wholesale long‑distance voice services to telecommunications carriers.

•	Renewable Energy. In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their revenues, which is eliminated in consolidation. For information about our financial segments and geographical information about our operating revenues and assets, see Notes 1 and 17 to the Consolidated Financial Statements included in this Report.

Our principal corporate offices are located at 600 Cummings Center, Beverly, Massachusetts, 01915. The telephone number at our principal corporate offices is (978) 619‑1300.

Strategy

The key elements of our strategy consist of the following:

•

Target Under‑served Markets or Industries Where We Can Compete Successfully.  We operate our telecommunications businesses primarily in smaller, rural or under‑served markets where we believe we are or will be one of the leading providers of telecommunications services. Our pending transactions in the US Virgin Islands and Bermuda provide us with the opportunity and scale to build out our services in key geographies where we see the opportunity to create long term value.  Our businesses typically have strong local brand identities and market positions. By leveraging these attributes, along with our lower cost of capital and our senior management expertise at the holding company level, we seek to improve and expand available products and services in our targeted markets to better meet the needs of our customers and expand our customer base and revenues. We are particularly interested in investing in businesses that have the potential to provide a platform for future organic and strategic growth. Our solar company investments have afforded us entry into an emerging industry in which we believe there are attractive investment return opportunities and the potential to expand our business.

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

•

Maintain a Disciplined Earnings‑Oriented Approach.  We carefully assess the potential for earnings stability and growth when we evaluate the performance of our subsidiaries, new investment opportunities and prospective acquisitions or dispositions. In managing our more mature businesses, we seek to solidify our brands, improve customer satisfaction, add new services, control costs and preserve cash flow. In managing newer, early‑stage businesses, we seek to invest capital to improve our competitive position, increase market share and generate strong revenue and cash flow potential. We consider new investments, acquisitions and dispositions on a disciplined, return‑on‑investment basis.

Acquisitions

Caribbean Asset Holdings LLC

On September 30, 2015, we entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). We will purchase the Innovative operations for a purchase price of approximately $145.0 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the purchase, we have the option to finance up to $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a commitment letter and rate lock option letter executed by RTFC filed herewith as Exhibits 99.1 and 99.2, respectively.  We expect to fund the remaining $85.0 million of the purchase price, plus any amounts not financed, in cash.  With the purchase, our current operations in the U.S. Virgin Islands under the “Choice” name, will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

 The Innovative Transaction is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  We currently expect to complete the proposed transaction in mid-2016.

KeyTech Limited

On October 5, 2015, we entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands, in which we will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with our subsidiary providing wireless services under the “CellOne” name in Bermuda (the “KeyTech Transaction”). KeyTech currently owns a 43.0% interest in CellOne, and as part of the KeyTech Transaction, we will contribute our current ownership interest of approximately 43% in CellOne and approximately $42.0 million in cash in exchange for a 51% ownership interest in KeyTech.  We currently own on a combined basis with KeyTech approximately 85% of CellOne.  As part of the KeyTech Transaction, CellOne will be merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders will be converted into the right to receive common shares in KeyTech.

Following the transaction, CellOne will be indirectly wholly owned by KeyTech and KeyTech will continue to be listed on the BSX. A portion of the cash proceeds that KeyTech will receive upon closing will be used to fund a one-time special dividend to KeyTech’s existing shareholders and to retire KeyTech’s subordinated debt.  We currently consolidate the operations of CellOne and, upon closing of the KeyTech Transaction, will consolidate the results of KeyTech, in our financial statements.

The KeyTech Transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters. KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. We are working towards completing the proposed transaction by the end of the first quarter of 2016.

Our Services

Wireless Services

We provide mobile wireless voice and data communications services in the United States, Bermuda and the Caribbean. Our revenues from wireless services were approximately 67% of our consolidated revenues for fiscal year 2015.  Currently, the U.S. portion of our business constitutes a significant portion of our consolidated revenue. Our revenues from U.S. wireless services were approximately 37%, 46%, and 44% of our consolidated revenues for the years ended December 31, 2013, 2014, and 2015, respectively. Our U.S. wireless service revenues have historically had high operating margins and therefore have contributed a large percentage of operating income.

U.S. Wireless Segment

In the United States, we provide wholesale wireless voice and data roaming services in rural markets to national, regional, local and selected international wireless carriers. Our largest wholesale networks are located principally in the western United States. We also offer wireless voice and data services to retail customers in certain rural markets already covered by our wholesale networks.

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

We currently have roaming agreements with approximately 50 United States‑ based wireless service providers and, as of December 31, 2015, had roaming arrangements with each of the four U.S. national wireless network operators: AT&T, Sprint, T‑Mobile and Verizon Wireless. Other than the agreements with the national carriers, our standard roaming agreements are usually terminable within 90 days.  Occasionally, we may agree or strategically decide to lower rates or build a new mobile network at a specified location as part of a long‑term roaming agreement to offer our roaming partner pricing certainty in exchange for priority designation with respect to their customers’ wireless traffic. Once we complete building a rural network, we then benefit from the use of that network under existing roaming agreements with other international, national, regional, and local carriers to supplement our initial revenues. In 2015, the four national wireless service providers together accounted for a substantial portion of our wholesale wireless revenues, with AT&T and Verizon accounting for 17% and 19%, respectively, of our total consolidated revenue for the year.

Network and Operations.  Our roaming network uses GSM/UMTS technology that often will be deployed at a single cell site location along with CDMA/EVDO coverage in order to maximize revenue opportunities. The majority of our GSM/GPRS sites have been upgraded to UMTS/HSPA. In 2016, we plan to complete the efforts we began in the 2013 fiscal year to other advanced mobile technologies in many areas. Our networks comprise base stations and radio transceivers located on owned or leased towers and buildings, telecommunications switches and leased transport facilities.

As of December 31, 2015, we owned and operated a total of approximately 800 domestic base stations on nearly 520 owned and leased sites, a Network Operations Center (or “NOC”) and a switching center. Our switching center routes calls, supervises call originations and terminations at cell sites and manages call handoffs. This location also houses platforms that enable our customers to use a variety of services, including text messaging, picture messaging, voice mail and data services. Our NOC provides dedicated, 24‑hour, year‑round monitoring of our network to ensure quality and reliable service to our customers. In 2015, we continued to expand and improve our network, adding nearly 100 new base stations and approximately 45 new sites and upgrading 40 sites to more advanced mobile data technologies.

Competition.  We compete with wireless service providers that operate networks in our markets and offer wholesale roaming services. However, the most significant competitive challenge we face in our U.S. wholesale wireless business is the extent to which our carrier customers choose not to roam on our networks or elect to build or acquire their own infrastructure in a market in which we operate, reducing or eliminating their need for our services in those markets.  We address this competitive threat mainly by providing a service that would be more costly for the carrier to provide itself, or, at least, a less attractive expenditure than alternative investments in its network or business elsewhere.

Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and term. These arrangements typically include a purchase right in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when the option to purchase is exercised. For example, as previously disclosed in December 2012, we sold a portion of our network to a carrier customer pursuant to an option contained in a roaming and buildout agreement with that carrier. We currently have one buildout arrangement of approximately 100 built cell sites that provides the carrier with an option to purchase such sites exercisable beginning in 2018. This portion of network accounted for approximately $13.4 million in wholesale revenue during the twelve months ended December 31, 2015. At this time, we cannot predict when or whether the purchase option will be exercised.

Our ability to maintain appropriate capacity and relevant technology to respond to our roaming partners’ needs also shapes our competitive profile in the markets in which we operate.

Island Wireless Segment

We provide wireless voice and data service to retail and business customers in Bermuda under the “CellOne” name, and in the U.S. Virgin Islands and in Aruba under different brand names. We also provide roaming services for many of the largest U.S. providers’ customers visiting these islands. Following the consummation of our Innovative and KeyTech Transactions, we intend to expand our operations in Bermuda and the U.S. Virgin Islands to include television, internet and phone services in addition to our existing wireless services.

Products and Services.  In Bermuda, a majority of our customers subscribe to one of our postpaid plans, which allow customers to select a plan with a given amount of voice minutes, text messaging, data and other features that recur on a monthly basis. A substantial majority of our customers in other markets in our Island Wireless segment subscribe to our prepaid plans, which require customers to purchase an amount of voice minutes, text messages or data prior to use. In the U.S. Virgin Islands and other island markets, we also provide Internet access services via a variety of wireless broadband technologies. At December 31, 2015, we had approximately 53,000 retail subscribers in our Island Wireless segment.

Network.  We currently operate multiple advanced wireless voice and data technologies in our island markets in the 850 and 1900 MHz frequency bands, including GSM/EDGE, UMTS/HSPA+ and CDMA/EVDO and plan to add LTE technology in certain of our markets in 2016. We have extensive backbone facilities linking our sites, switching facilities and international interconnection points. Off‑island connectivity is provided by leased, fiber‑based interconnections.

Sales and Marketing.  We maintain retail stores in our markets and allow customers to pay their bills and “top up”, or add additional minutes to their prepaid plans, through payment terminals at local stores or our website. We advertise frequently through print and electronic media, radio station spots and sponsor various events and initiatives.

Handsets and Accessories.  We offer a diverse line‑up of wireless devices and accessories designed to meet both the personal and professional needs of our customers. Our device assortment includes a wide range of smartphones including those featuring the Android and IOS operating systems in addition to a full line of feature phones, wireless hot spots and various wireless solutions for small businesses. To complement our phone offerings, we sell a complete range of original equipment manufacturer and after‑market accessories that allow our customers to personalize their wireless experience, including phone protection, battery charging solutions and Bluetooth hands‑free kits.

Competition.  We believe we compete for wireless retail customers in our island properties based on features, price, technology deployed, network coverage (including through roaming arrangements), quality of service and customer care. We compete against Digicel, which is a large mobile telecommunications company in the Caribbean region, and in some markets, against one or more U.S. national operators or the wireless division of the incumbent telephone companies.

International Integrated Telephony Segment

A portion of our International Integrated Telephony segment includes wireless telephone service we offer in Guyana. We offer these services in the vast majority of populated areas, including Georgetown (Guyana’s capital and largest city) and the surrounding area and substantially all of the country’s coastal plain where the majority of its population is concentrated. As of December 31, 2015, we had approximately 230,000 wireless subscribers. As of December 31, 2015, more than 96% of our wireless subscribers in Guyana were on prepaid plans.

Network.  Our GSM network operates in the 900 MHz band and in the 1800 MHz band. We estimate that substantially all of the country’s population resides in areas covered by our wireless network.

Sales and Marketing.  We offer our wireless postpaid subscribers various calling plans and charge monthly fees plus airtime based on the selected plan. In September 2015, we re-branded our services and revealed an updated logo and branding, and refurnished sales locations to our customers. In addition to our retail stores, our customers may set up accounts at one of our six business centers. Our handsets, prepaid cards and prepaid accounts are sold primarily through independent dealers that we pay on a commission basis. Payments by our prepaid customers can be made by the purchase of disposable prepaid calling cards, which come in fixed Guyana dollar amounts, or by recharging an account at an authorized vendor location.

Competition.  We provide wireless services in Guyana pursuant to a non‑exclusive license. Digicel, our competitor, entered the market in late 2006 and has used an aggressive marketing approach to acquire, and now retain, market share. However, our continued investments in our network and customer offerings have enabled us to retain substantially all of our market share of customers. We believe we compete for customers primarily based on price, promotions, coverage and quality of service.

Wireline Services

Our wireline services include operations in Guyana and the mainland United States. Our revenues from wireline services were approximately 29%, 25% and 24% of our consolidated revenues for fiscal years 2013, 2014 and 2015, respectively.

International Integrated Telephony Segment

A portion of our International Integrated Telephony segment consists of wireline services we provide in Guyana, where we are the exclusive licensed provider of domestic wireline local and long‑distance telephone services into and out of the country. As of December 31, 2015, we had approximately 154,000 access lines in service, which represent both residential and commercial subscribers. Of all fixed lines in service, the majority are in the largest urban areas, including Georgetown, Linden, New Amsterdam, Diamond and Beterverwagting. As a result of our continued network expansion into smaller communities, and more recently, newly developed housing areas and residential parks, residential customers now account for approximately two‑thirds of the wireline local telephone service revenue while commercial customers account for approximately one‑third. We also provide broadband service in Guyana, which accounted for 16% of our revenues in our International Integrated Telephony segment in 2015. As of December 31, 2015, we had approximately 43,000 Internet customers.

With respect to our international long‑distance business, we collect payments from foreign carriers for handling international long‑distance calls originating from the foreign carriers’ country and terminating in Guyana. We also make payments to foreign carriers for international calls from Guyana terminating in the foreign carrier’s country and are entitled to collect from our subscribers (and from competing wireless carriers) a rate that is regulated by the Public Utilities Commission (“PUC”) of Guyana.

Network.  All of our fixed access lines are digitally switched from our switching center in Georgetown, Guyana. Our switching center provides dedicated monitoring of our network to ensure quality and reliable service to our customers.

Our international long‑distance network is linked with the rest of the world principally through our fiber‑optic submarine cable into Guyana, through our ownership of a portion of the Americas II undersea fiber‑optic cable and by leasing capacity on several other cables. The Suriname‑Guyana Submarine Cable System, which we co‑own with Telesur, the government‑owned telecommunications provider in Suriname, provides us with more robust redundancy, the capacity to meet growing data demands in Guyana, and the opportunity to provide new and enhanced IP centric services such as Internet service. We also lease capacity on Intelsat satellites and have two Standard B earth stations, which provide both international and local backhaul services.

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

Competition.  We have the exclusive right to provide domestic fixed and international voice and data services in Guyana. As the initial term of our license was scheduled to expire in December 2010, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 year term expiring in 2030 and received return correspondence from the Government that our exclusive license had been renewed until such time that new legislation is in place with regard to the Government’s intention to introduce competition into the sector. We believe, however, our exclusive license continues to be valid unless and until such time as we enter into an alternative agreement with the Government. See “—Guyana Regulation—Regulatory Developments” and “Risk Factors—Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.”

U.S. Wireline Segment

We are a leading provider of competitive integrated voice and broadband data communications and wholesale transport services in Vermont, New York and New Hampshire.

Network.  We provide voice and data services using a network comprising telecommunications switching and related equipment that we own and telecommunications lines that we typically lease from the incumbent telephone company. We operate high capacity fiber‑optic ring networks in Vermont and New York State that we use to connect our enterprise markets and to provide wholesale data transport services to other carriers. As of December 31, 2015, we had approximately 260,000 business and 6,000 residential access line equivalents (“ALEs”), in billing. ALEs are calculated by determining the number of individual voice or data lines, in 64 kbps segments, that generate a monthly recurring charge within an end user circuit or circuits. As of December 31, 2015, we also provided broadband services to approximately 3,700 accounts in Vermont and western New Hampshire.

In 2010, we received two grants from the National Telecommunications and Information Administration of the U.S. Department of Commerce to expand our existing network by constructing ten new segments of a 1,300 mile fiber‑optic, middle‑mile broadband infrastructure in upstate New York and to construct and operate a 773 mile fiber‑optic middle mile network in Vermont. Our New York project was completed in 2013 and our Vermont project was completed in 2014.

Sales and Marketing.  We sell our services primarily through a direct sales force that assists customers in choosing tailored solutions for their specific communication needs. Our direct sales staff focuses on selling integrated voice and data to small and medium‑sized businesses and other organizations, while residential services are largely sold through advertising and word of mouth. We advertise on television and radio through cooperative arrangements and engage in other promotional activities from time to time.

Our wholesale transport and capacity customers are predominately telecommunications carriers such as local exchange carriers, wireless carriers and interstate integrated providers, which are served by our direct sales force. We expect to expand our customer base in New York State to include more large‑ scale end users such as large enterprises, governmental agencies and educational institutions, and with the completion of our Vermont stimulus project build in 2014, to add wholesale transport and capacity customers in Vermont.

Competition.  We compete for retail customers by offering customized voice and data solutions designed to meet the specific needs of our two targeted subsets of customers by providing superior customer service and competitive pricing. Our primary retail competitor is Fairpoint Communications, which acquired the incumbent local exchange business of Verizon Communications in northern New England. We also compete with cable companies, such as Comcast, and other competitive service providers who target small and medium sized businesses. Our wholesale competitors include Level 3 and Verizon Communications, other regional wholesale providers and cable television companies that operate fiber‑optic networks.

Renewable Energy Services

On December 24, 2014, we acquired a provider of distributed generation solar power services in the United States, specifically, in Massachusetts, California and New Jersey (the “Ahana Acquisition”). As of December 31, 2015, we owned and operated 28 commercial solar projects at 59 sites (each, a “Facility”) with an aggregate 45.8 megawatts DC (“MWs”) of electricity generating capacity. We own the Facilities through various indirect subsidiaries that were formed for the purpose of financing the development of, and owning and operating, the Facilities (the “Special Purpose Entities”).

Services.  Generally, our solar projects are in the “commercial and industrial” (C&I) sector of the solar market, which is distinguished from utilities and residential customers. Our customers or “offtakers” include high‑credit quality corporates, utilities, schools, and municipalities, which purchase electricity from us under the terms of long‑term power purchase agreements (“PPAs”). Each Facility is built on the customer’s owned or leased site and reduces the customer’s dependence on traditional energy suppliers, thereby mitigating the price volatility often associated with traditional energy suppliers and transmissions systems. Our PPA terms range from ten to twenty‑five years in duration and are typically priced at or below local retail electricity rates, allowing the customer to secure electricity at predictable and stable prices over the duration of their long‑term contract. As such, the PPAs provide us with high‑quality contracted cash flows, which will continue over their average remaining life, weighted by MWs, of 13.4 years as of December 31, 2015. Certain of our PPAs provide for early termination for a variety of reasons, including in the event that (a) an offtaker is unable to appropriate funds from state and local governments, (b) there is a change of law that substantially reduces the value of utility credits, (c) termination for convenience, or (d) the Facility causes damage to the premises or roof and our customer fails to repair or causes the customer to be in violation of law, or the customer ceases to hold tenancy or fee interest in the premises. All of our Facilities have been in commercial operation for at least two years and are located as follows:

	Number of	Total Capacity
State	Facilities	(MW‑DC)
California	33	17.271
Massachusetts	16	26.999
New Jersey	10	1.524
Total	59	45.794

In developing each solar project, we facilitate the project’s design, development and construction and obtain project‑level financing, and we take a controlling interest in the Special Purpose Entity that owns the project Facility in exchange for a PPA. Our solar projects may be financed using a combination of tax equity, bank financing that we secure and our cash on hand. A substantial majority of our acquired Facilities received tax equity financing, pursuant to which third party investors hold equity in the Special Purpose Entities that were formed to finance the development of, and own and operate, such Facilities. In return, the tax equity investors receive a preferred return on their investment up to a contractually agreed amount and the benefits of various tax credits those Facilities generate. In addition, the Facilities located in California receive revenue from performance based incentive payments (“PBIs”) and those located in Massachusetts and New Jersey receive revenue from the sale of solar renewable energy credit (“SREC”) contracts, which revenue we retain as the Facilities’ operator. In the future, we intend to focus on growing our project portfolio through additional investments with favorable credit quality offtakers in markets that offer favorable government policies to encourage renewable energy projects and where our projects can generate electricity at a cost that is less than or equal to the price of purchasing power from traditional energy sources.

We contract with utilities through an interconnection agreement to export excess energy generated by our Facilities to another offtaker and/or the utility electrical grid.

Infrastructure.

Our existing Facilities are comprised of rooftop, ground‑mounted and elevated solar support structure photovoltaic (“PV”) installations. Our Facilities are located on our customers’ buildings, parking structures, landfill sites and other locations pursuant to leases or easements granted to us by our customers. These Facilities use crystalline silicon PV modules mounted in ballasted, tracking or roof penetrating fixed‑tilt configurations. All of our existing Facilities were designed, engineered and constructed by Borrego Solar Systems, Inc. (“Borrego”), a former sister company of our acquired solar operations, pursuant to engineering, procurement and construction, or “EPC”, agreements. Borrego now also maintains our Facilities at a committed fee through long‑term Operations and Maintenance Agreements (“O&M Agreements”). Each O&M Agreement commits Borrego to provide maintenance of a Facility for ten years after such Facility is placed in service, including systems monitoring and troubleshooting, inspection, preventative maintenance and any other services on an as‑needed basis at our request at an additional cost.

We are dependent on a limited number of key suppliers for the PV modules that we purchase for installation at our Facilities, with the majority of Facilities constructed with PV modules supplied by Yingli Green Energy Holding Company Limited, a Chinese company that sources cells from Taiwanese manufactures and assembles them in China. Typically, the PV modules carry materials and workmanship warranties from 5‑10 years in duration, with power warranties for a 25‑year useful life.

Competition.

We compete with the traditional electric power industry, as well as with other solar energy companies that may have greater financial resources or brand name recognition than we do, disadvantaging our ability to attract new customers. The solar energy industry is highly competitive and continually evolving and as such, we expect to compete for future project opportunities with new entrants in the distribution solar energy generation industry as well. We believe that we compete with the traditional utilities primarily based on price and the predictability of that price, while we compete with other solar energy providers based on our ability to structure the development and financing of a project for our potential customers or developers on favorable terms.

Employees

As of December 31, 2015, we had approximately 1,200 employees, of whom approximately 400 were employed in the United States (including in the U.S. Virgin Islands). At the holding company level, we employ our executive management team and staff. More than half of our Guyana full‑time work force is represented by the Guyana Postal and Telecommunications Workers Union. We do not have any other union employees at this time, however, will employ additional union employees after we complete our pending transactions. We believe we have good relations with our employees.

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

U.S. Federal Regulation

Our wireless and wireline operations in the United States and the U.S. Virgin Islands are governed by the Communications Act of 1934, as amended (or “Communications Act”), the implementing regulations adopted thereunder by the Federal Communications Commission (“FCC”), judicial and regulatory decisions interpreting and implementing the Communications Act, and other federal statutes. Our solar operations are regulated by the Federal Energy Regulatory Commission (“FERC”) and the mandatory reliability requirements imposed by the North American Electric Reliability Corporation.

Wireless Services

The FCC regulates, among other things; the licensed and unlicensed use of radio spectrum; the ownership, lease, transfer of control and assignment of wireless licenses; the ongoing technical, operational and service requirements applicable to such licenses; the timing, nature and scope of network construction; the provision of certain services, such as E‑911; and the interconnection of communications networks in the United States.

Licenses.  We provide our wireless services under various commercial mobile radio services (or “CMRS”) licenses, such as cellular, broadband Personal Communications Services (or “PCS”) or 700 MHz licenses, and broadband radio service (or “BRS”) licenses granted by the FCC and pursuant to leases of spectrum from FCC‑licensed operators. Some of these licenses are site‑ based while others cover specified geographic market areas, typically Cellular

Market Areas (or “CMAs”) and Basic Trading Areas (or “BTAs”), as defined by the FCC. The technical and service rules, the specific radio frequencies and the authorized spectrum amounts vary depending on the licensed service. The FCC generally allocates CMRS and BRS licenses through periodic auctions, after determining how many licenses to make available in particular frequency ranges, the applicable service rules, and the terms on which the license auction will be conducted. Such licenses are also available via secondary market mechanisms, using procedures and regulations set forth by the FCC. There is no certainty as to whether or not such additional spectrum will be made available for wireless broadband services, the amount of spectrum that might ultimately be made available, the timing of the auction of any such spectrum, the likely configuration of any such additional spectrum and conditions that might apply to it, or the usability of any of this spectrum for wireless services competitive with our services or by us.

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

License Renewals.  Our FCC licenses generally expire between 2015 and 2019 and are renewable upon application to the FCC. License renewal applications may be denied if the FCC determines, after appropriate notice and hearing, that renewal would not serve the public interest, convenience, or necessity. At the time of renewal, if we can demonstrate that we have provided “substantial” service during the past license term and have complied with the Communications Act and applicable FCC rules and policies, then the FCC will award a renewal expectancy to us and will generally renew our existing licenses without considering any competing applications. The FCC defines “substantial” service as service that is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal. If we do not receive a renewal expectancy, then the FCC will accept competing applications for the license and conduct a comparative hearing. In that situation, the FCC may award the license to another applicant. While our licenses have been renewed regularly by the FCC in the past, there can be no assurance that all of our licenses will be renewed in the future.

In 2011, the FCC, in a Notice of Proposed Rule Making (“NPRM”), proposed to establish more consistent requirements for the renewal of licenses, uniform policies governing discontinuances of service, and to clarify certain construction obligations across all of the wireless service bands. The proposed changes to the applicable renewal and discontinuance of service requirements may be applied to existing licenses that will be renewed in the future. We are unable to predict with any certainty the likely timing or outcome of this wireless renewal standards proceeding.

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

License Acquisitions.  Prior FCC approval typically is required for transfers or assignments of a controlling interest in any license or construction permit, or of any rights thereunder. The FCC may approve or prohibit such transactions altogether, or approve subject to certain conditions such as divestitures or other requirements. Non‑controlling minority interests in an entity that holds an FCC license generally may be bought or sold without FCC approval, subject to any applicable FCC notification requirements. The FCC permits licensees to lease spectrum to third parties under certain conditions, subject to prior FCC approval, or in some instances, notification to the FCC. These mechanisms provide additional flexibility for wireless providers to structure transactions and create additional business and investment opportunities.

The FCC no longer caps the amount of CMRS spectrum in which an entity may hold an attributable interest and now engages in a case‑by‑case review of proposed wireless transactions, including spectrum acquired via auction, to ensure that the proposed transaction serves the public interest and would not result in a rule violation or an undue concentration of market power.

In reviewing proposed transactions that involve the transfer or assignment of mobile wireless spectrum, the FCC utilizes a spectrum aggregation screen to determine whether the transaction requires additional scrutiny. The FCC in June 2014 adopted an Order which updated the spectrum screen that the FCC uses in order to conduct its competitive review of proposed secondary market transactions. The FCC’s Order continued the FCC’s policy of conducting a case‑by‑case analysis of a combined entity’s spectrum screen holdings for proposed transactions, revised its existing spectrum screen to reflect the current suitability and availability of spectrum for mobile wireless services, and adopted certain limitations with respect to the purchase and transfer of 600 MHz spectrum. A transaction will trigger additional FCC scrutiny if it will result in the geographic overlap of CMRS spectrum in a given area that is equal to or in excess of 141 MHz, 163.5 MHz, 171 MHz, or 194 MHz, depending on the availability of BRS and Advanced Wireless Services (or “AWS”) spectrum in an overlap area. A transaction will also be reviewed by the FCC with heightened scrutiny if it will result in the resulting entity having over 45 MHz of spectrum under 1 GHz. The FCC’s additional scrutiny would also be triggered if a proposed transaction results in a material change in the post‑transaction market share in a particular market as measured by the Herfindahl‑Hirschman Index. We are well below the spectrum aggregation screen in the geographic areas in which we hold or have access to licenses, and thus we may be able to acquire additional spectrum either from the FCC in an auction or from third parties in private transactions. Similarly, our competitors may be able to strengthen their operations by making additional acquisitions of spectrum in our markets or by further consolidating the industry.

Other Requirements.  The Communications Act and the FCC’s rules impose a number of additional requirements upon wireless service providers. A failure to meet or maintain compliance with the Communications Act and/or the FCC’s rules may subject us to fines, forfeitures, penalties or other sanctions.

Wireless licensees must satisfy a variety of FCC requirements relating to technical and reporting matters. Licensees must often coordinate frequency usage with adjacent licensees and permittees to avoid interference between adjacent systems. In addition, the height and power of transmitting facilities and the type of signals emitted must fall within specified parameters. For certain licensed services, a variety of incumbent government and non‑government operations may have to be relocated before a licensee may commence operations, which may trigger the payment of relocation costs by the incoming licensee.

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

The FCC has adopted requirements for cellular, PCS and other CMRS providers to implement basic and enhanced 911, or E‑911, services. These services provide state and local emergency service providers with the ability to better identify and locate 911 callers using wireless services, including callers using special devices for the hearing impaired. Because the implementation of these obligations requires that the local emergency services provider have certain facilities available, our specific obligations are set on a market‑by‑ market basis as emergency service providers request the implementation of E‑ 911 services within their locales. As part of its E‑911 initiatives, the FCC recently adopted stronger rules regarding E‑911 location accuracy. The extent to which we are required to deploy E‑911 services will affect our capital spending obligations. Federal law limits our liability for uncompleted 911 calls to a degree commensurate with wireline carriers in our markets.

In 2013, the FCC adopted rules requiring wireless carriers, such as ourselves, and certain other text messaging service providers to send an automatic ‘bounce‑back’ text message to consumers who try to text 911 where text‑to‑911 is not available, indicating the unavailability of such services. In August 2014, the FCC required all wireless carriers, such as ourselves, as well as other providers of interconnected text messaging applications, to be capable of supporting text‑to‑911 service by December 31, 2014, and to provide such service to requesting PSAPs by June 30, 2015 or six months after a request from a PSAP, whichever is later. The FCC has also sought further comment regarding additional regulations pertaining to the provision of text‑to‑911 service.

Under certain circumstances, federal law also requires telecommunications carriers to provide law enforcement agencies with capacity and technical capabilities to support lawful wiretaps pursuant to the Communications Assistance for Law Enforcement Act (or “CALEA”). Federal law also requires compliance with wiretap‑related record‑keeping and personnel‑related obligations. We are in compliance with all such requirements currently applicable to us. The FCC has adopted rules that apply CALEA obligations to high speed Internet access and voice‑over Internet protocol (or “VoIP”) services. Maintaining compliance with these law enforcement requirements may impose additional capital spending obligations on us to make necessary system upgrades.

The FCC has long required CMRS providers to permit customers of other carriers to roam “manually” on their networks, for example, by supplying a credit card number, provided that the roaming customer’s handset is technically capable of accessing the roamed‑on network. The FCC has also ruled that automatic voice roaming is a common carrier obligation for CMRS carriers. This ruling requires CMRS carriers to provide automatic voice roaming services to other CMRS carriers upon reasonable request and on a just, reasonable, and non‑discriminatory basis pursuant to Sections 201 and 202 of the Communications Act. This automatic voice roaming obligation extends to services such as ours that are real‑time, two‑way switched voice or data services that are interconnected with the public switched network and utilize an in‑ network switching facility that enables the provider to reuse frequencies and accomplish seamless hand‑off of subscriber calls. The FCC has held that the automatic voice roaming obligations of broadband CMRS providers extend to both in‑market and out‑of‑market automatic voice roaming provided that the request is reasonable. In assessing whether a particular roaming request is reasonable, the FCC will consider the totality of the circumstances and may consider a number of factors, including the technical compatibility of the roamer, the extent of the requesting carrier’s build‑out where it holds spectrum, and whether alternative roaming partners are available. In 2011, the FCC found that the automatic roaming obligation should be extended to services that are classified as information services (such as high speed wireless Internet access services) or to services that are not CMRS. The FCC found that such automatic data roaming, while not a common carrier service, should be offered by the providers of such services on a commercially reasonable basis, when technologically compatible and technologically feasible. The FCC may use a number of factors to determine commercial reasonableness of a particular request for such automatic data roaming services, including the technical compatibility of the roamer, the extent of the requesting carrier’s build‑out where it holds spectrum, and whether alternative roaming partners are available.

We are obligated to pay certain annual regulatory fees and assessments to support FCC wireless industry regulation, as well as fees supporting federal universal service programs, number portability, regional database costs, centralized telephone numbering administration, telecommunications relay service for the hearing‑impaired and application filing fees. These fees are subject to change periodically by the FCC and the manner in which carriers may recoup these fees from customers is subject to various restrictions.

Wireless and Wireline Services

Universal Service.  In general, all telecommunications providers are obligated to contribute to the federal Universal Service Fund (or “USF”), which is used to promote the availability of wireline and wireless telephone service to individuals and families qualifying for federal assistance, households located in rural and high‑cost areas, and to schools, libraries and rural health care providers. Contributions to the federal USF are based on end user interstate telecommunications revenue and some states have similar programs that also require contribution. The FCC is examining the way in which it collects carrier contributions to the USF, including a proposal to base collections on the number of telephone numbers or network connections in use by each carrier. We contribute to the USF as required by the rules throughout the U.S., and receive funds from the USF for providing service in rural areas of the United States and the U.S. Virgin Islands. The collection of USF fees and distribution of USF support is under continual review by state and federal legislative and regulatory bodies and we are subject to audit by the Universal Service Administration Corporation (or “USAC”). We believe we are substantially compliant with all FCC and state regulations related to the receipt and collection of universal service support.

In November 2011, the FCC released an order reforming the USF program to phase out the current level of high‑cost USF support for wireless carriers over a period of five years, beginning in 2012. The scheduled phase out, however, was suspended in 2013 as the FCC addresses a delay in implementing phase two of its Mobility Fund program. Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, we believe the changes are likely to impact our USF funding negatively, and consequently, our efforts to build and maintain networks in certain rural markets and our ability to provide services currently offered to very low income consumers supported by USF funds. The FCC’s overhaul of the rules governing the distribution of USF currently are subject to various petitions before the United States Supreme Court and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions. As part of the USF reforms, the FCC created two new replacement funds, the Connect America Fund and the Mobility Fund, both of which allow for the use of USF funds for broadband services, in addition to voice services. The new funds are intended to provide targeted financial support to areas that are unserved or under‑served by voice and broadband service providers and will be initiated during the phase out of USF support.

During this five year phase‑out period, the FCC began distributing funds through new mechanisms associated with the Connect America Fund and the Mobility Fund. In July 2012, the FCC initiated the application process for the Mobility Fund I program, a reverse auction for a one‑time distribution of up to $300 million intended to stimulate third‑ and fourth‑generation wireless coverage in unserved and under‑served geographic areas. A number of our subsidiaries participated in the Mobility Fund I reverse auction on September 27, 2012 and bid successfully for approximately $21.7 million in one‑time support to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of these funds, we committed to comply with certain additional FCC construction and other requirements.

Intercarrier Compensation.  Under federal and state law, telecommunications providers are generally required to compensate one another for originating and terminating traffic for other carriers. Consistent with these provisions, we currently receive compensation from other carriers and also pay compensation to other carriers.  In October 2011, the FCC, significantly revised its intercarrier compensation regime. Under the revised intercarrier compensation regime, where there is no pre‑existing agreement between a CMRS carrier and a local exchange carrier (or “LEC”) for the exchange of local traffic, such traffic between CMRS providers and most LECs is to be compensated pursuant to a default bill‑and‑keep regime, in which each carrier agrees to terminate calls from the other at no charge. The FCC’s new intercarrier compensation regime also sets forth a transition schedule that will eventually result in the exchange of traffic between telecommunications carriers being exchanged on a bill‑and‑keep basis. The FCC’s new intercarrier compensation rules may affect the manner in which we are charged or compensated for the exchange of traffic. We cannot predict the impact of any changes to these requirements on the amounts that we pay or receive. The FCC’s overhaul of the rules governing intercarrier compensation currently are subject to various petitions before the United States Supreme Court and various petitions for reconsideration before the FCC. We cannot predict the likely timing or outcome of such petitions.

Local Competition.  The Communications Act encourages competition in local telecommunications markets by removing barriers to market entry and imposing on non‑rural incumbent local exchange carriers (or “ILECs”), among other things, duties to do the following:

•	negotiate interconnection agreements at any technically feasible point on just, reasonable, and non‑discriminatory rates, terms, and conditions;
•

provide access to certain unbundled network elements (or “UNEs”), such as local loops and interoffice transport, or combinations of UNEs at nondiscriminatory, cost‑based rates in certain circumstances;

•

provide physical collocation, which allows competitive local exchange carriers (or “CLECs”) to install and maintain its network termination equipment in an ILEC’s central office or to obtain functionally equivalent forms of interconnection under certain circumstances;

•	provide access to poles, ducts, conduits, and rights‑of‑way on a reasonable, non‑discriminatory basis;
•	offer retail local telephone services to resellers at discounted wholesale rates;
•	when a call originates on its network, compensate other telephone companies for terminating or transporting the call;
•	provide dialing parity, which ensures that customers are able to route their calls to telecommunications service providers without having to dial additional digits;
•	provide notice of changes in information needed for another carrier to transmit and route services using its facilities; and
•	provide telephone number portability, so customers may keep the same telephone number if they switch service providers.

In addition, under Section 271 of the Communications Act, the Bell Operating Companies (or “BOCs”) have an obligation to provide certain network elements, including elements (for example, local switching) that have been removed from the mandatory list of network elements that must be unbundled under Section 251 of the Communications Act. The BOCs are required to provide Section 271 network elements under a “just and reasonable” pricing standard. Over time, the FCC has removed the BOCs’ obligation to provide certain network elements under Section 271. There can be no assurance that the FCC will not continue to exercise its authority to remove other Section 271 network element obligations in the future. Any such action by the FCC may have an adverse effect on the financial condition or operations of our U.S. Wireline segment. We operate in a region where the ILEC is required to comply with the above‑mentioned statutory provisions, and, accordingly, we have benefited from the reduced costs in acquiring required communication services, such as ILEC interconnection, and have benefited from the right to receive compensation for the termination of traffic. Provisions relating to interconnection, telephone number portability, equal access, and resale could, however, subject us to increased competition and additional economic and regulatory burdens. The FCC recently initiated a proceeding to gather information regarding a potential future transition from TDM to IP. The FCC has explicitly stated that it will consider the regulatory obligations that would apply to any transition of services from TDM to IP at a later time. We cannot predict with any certainty the FCC’s approach regarding the application of particular regulations in an IP‑based regime.

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

The FCC, in March 2015, adopted net neutrality rules for broadband Internet providers, including mobile broadband Internet providers, in which such providers would not be able to engage in various forms of blocking, throttling or engaging in paid prioritization agreements with respect to Internet content, subject to reasonable network management.  The FCC also adopted enhanced transparency rules and a general conduct rule regarding behavior of broadband Internet providers.  In doing so, the FCC reclassified broadband Internet service as a Title II service under the Communications Act. The FCC, in reclassifying broadband Internet service as a Title II service did specifically forbear from applying many legacy common carrier regulations to broadband Internet service providers.  These network neutrality rules have been appealed to the Court of Appeals for the District of Columbia, and such appeal remains pending.   We cannot predict with any certainty the likely timing or outcome of any Court action.

Obligations Due to Economic Stimulus Grants

Three of our subsidiaries have received awards from the Broadband Technology Opportunities Program (“BTOP”) of the U.S. Department of Commerce (“DOC”) pursuant to the American Recovery and Reinvestment Act of 2009 (“ARRA”). As a BTOP awardee, we are subject to the various terms and conditions included in the agency’s Notice of Funds Availability published in the Federal Register on July 9, 2009. Among these requirements are Interconnection and Non‑ Discrimination requirements by which any awardee must comply with the following requirements: (i) adhere to the principles contained in the FCC’s Internet Policy Statement (FCC 05‑151, adopted August 5, 2005) or any subsequent ruling or statement; (ii) not favor any lawful Internet applications and content over others; (iii) display network management policies in a prominent location on its web page and provide notice to customers of changes to these policies; (iv) connect to the public Internet directly or indirectly, so that the project is not an entirely private closed network; and (v) offer interconnection, where technically feasible without exceeding current or reasonably anticipated capacity limitations, at reasonable rates and terms to be negotiated with requesting parties. While FCC rules regarding these issues may apply to all our operations, these particular requirements apply only to our BTOP‑funded projects.

As a BTOP awardee, we are also required to comply with other terms and conditions of the individual DOC grants, including reporting, transparency and audit requirements pursuant to Section 1512 of the ARRA, and notification and reporting obligations set forth in the Office of Management and Budget Memorandum, Implementing Guidance for Reports on Use of Funds Pursuant to the American Recovery and Reinvestment Act of 2009 (OMB M‑09‑21, June 22, 2009). We believe we are currently in material compliance with all BTOP and DOC requirements applicable to our grants.

Renewable Energy Services

All of our currently owned projects in operation are solar “qualifying facilities” under the Public Utility Regulatory Policies Act of 1978, as amended (“PURPA”). As such, the projects and the respective project company that own the projects are exempt from ratemaking and certain other regulatory provisions of the Federal Power Act, as amended (“FPA”), and from state organizational and financial regulation of electric utilities.

Our projects are also subject to compliance with the applicable mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by FERC under the FPA.

Additionally, certain of the project companies that own projects or the “offtakers” of the electricity from the projects have entered into interconnection agreements with the local utility that allows the project companies or the offtakers to deliver excess electricity to the utility distribution system. In almost all cases, interconnection agreements are standard form agreements that have been preapproved by the local public utility commission or other state regulatory agencies with jurisdiction over interconnection agreements.

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

Guyana Regulation

Our subsidiary, Guyana Telephone & Telegraph Limited (“GT&T”), in which we hold an 80% interest, is subject to regulation in Guyana under the provisions of GT&T’s License from the Government of Guyana, the Guyana Public Utilities Commission Act of 1999 as amended (or “PUC Law”) and the Guyana Telecommunications Act 1990 (or “Telecommunications Law”). The Public Utilities Commission of Guyana (or “PUC”) is an independent statutory body with the principal responsibility for regulating telecommunications rates and services in Guyana. The Ministry of Telecommunications, an agency of the Government of Guyana, has formal authority over telecommunications licensing and related issues.

Licenses.  GT&T provides domestic fixed (both wireline and wireless) and international voice and data services in Guyana pursuant to a License from the Government of Guyana granting GT&T the exclusive right to provide the following: public telephone, radio telephone, and pay telephone services; domestic fixed services (both wireline and wireless); international voice and data services; sale of advertising in any telephone directories; and switched or non‑ switched private line service. The License, which was issued in December 1990, had an initial 20‑year term. Pursuant to the License, GT&T also provides mobile wireless telephone service in Guyana on a non‑exclusive basis pursuant to an initial twenty‑year term. In November 2009, GT&T notified the Government of its election to renew both the exclusive and non‑ exclusive license grants for an additional 20 year term expiring in 2030. In exercising this option, GT&T reiterated to the Government that GT&T and the Company would be willing to voluntarily relinquish the exclusivity aspect of GT&T’s licenses, but only as part of an alternative agreement with the Government. On December 15, 2010, the Government, through the Office of the President, sent a letter to GT&T indicating that GT&T’s License was renewed until such time as a new legislative and regulatory regime to reform the telecommunications sector in Guyana is brought into force; however, GT&T formally notified the Government that it is entitled to an unconditional renewal of both the exclusive and non‑exclusive license grants for an additional period of twenty years or until such time as GT&T and the Company enter into an alternative agreement with the Government.

PUC Law and Telecommunications Law.  The PUC Law and the Telecommunications Law provide the general framework for the regulation of telecommunications services in Guyana. As a general matter, the PUC has authority to regulate GT&T’s domestic and international telecommunications services and rates and to require GT&T to supply certain technical, administrative and financial information as it may request. The PUC claims broad authority to review and amend any of GT&T’s programs for development and expansion of facilities or services, although GT&T has challenged the PUC’s view on the scope of its authority. For a description of recent actions of the PUC, see Note 15 to the Consolidated Financial Statements included in this Report.

Regulatory Developments.  Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. Since that time, we have met on many occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. This proposed legislation would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime. While no action has been taken on the proposed legislation since 2012, we cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

FCC Rule‑Making and International Long‑Distance Rates.  The actions of foreign telecommunications regulators, especially the FCC in the United States, can affect the settlement or termination rate payable by foreign carriers to GT&T for incoming international voice calls. While the FCC continues to monitor and evaluate termination rate levels and benchmarks, the Company cannot predict when and if the FCC will further reduce settlement rates or the effect lower rates will have on revenue in the Company’s International Integrated Telephony segment.

Caribbean and Bermuda Regulation

In Bermuda, we were historically subject to Bermuda’s Telecommunications Act of 1986 that authorized it to use spectrum to deliver services under its “Class B” license. Beginning in 2013, the Regulatory Authority continued its implementation of the Electronic Communications Act of 2011, which allows communications service providers to enter new lines of business and introduces competition in the sector. As the government of Bermuda reforms the local telecommunications market, it has imposed regulatory and other fees and adopted additional regulation that have increased the regulatory costs incurred by and could otherwise impact the Company’s Bermuda operations. For instance, in December 2014, the Bermuda Regulatory Authority adopted a decision imposing a limitation on amounts of spectrum that may be held by a single carrier and requiring the Company to surrender a portion of existing spectrum held in Bermuda that the Company had reserved for the launch of next generation services in accordance with the Company’s plans and demands of its customers. The Company initiated legal proceedings challenging the implementation of such decision, however, was not successful in staying the decision and in March 2015 surrendered the spectrum in question to the Bermuda Regulatory Authority. The Company has withdrawn its appeal of the decision without prejudice and cannot now accurately predict the impact to the competitive position of the Company’s Bermuda business or limitations that such actions will have on the Company’s ability to grow.

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

Available Information

Our website address is www.atni.com. The information on our website is not incorporated by reference in this Report and you should not consider information provided on our website to be part of this Report. Investors may access, free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q and current reports on Form 8‑K, plus amendments to such reports as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, through the “Financial Information” portion of the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, paper copies of these documents may be obtained free of charge upon request by writing to us at 600 Cummings Center, Beverly, Massachusetts 01915, Attention: Investor Relations, by calling us at (978) 619‑1300 or by emailing us at ir@atni.com.

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

We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long‑term growth prospects.

We are actively evaluating acquisition, investment and other strategic opportunities, both domestic and international, in telecommunications, energy‑related and other industries, including in areas that may not be seen by the broader market as timely today. We may focus on opportunities that we believe have potential for long‑term organic and strategic growth or that may otherwise satisfy our return and other investment criteria. Any acquisition or investment that we might make outside of the telecommunications industry would pose the risk inherent in us entering into a new, unrelated business, including the ability of our holding company management team to effectively oversee the management team of such operations. There can be no assurance as to whether, when or on what terms we will be able to invest in, acquire or divest any businesses or assets or that we will be able to successfully integrate the business or realize the perceived benefits of any acquisition. Any such transactions may be accomplished through the payment of cash, issuance of shares of our capital stock or incurrence of additional debt, or a combination thereof. As of December 31, 2015, we had approximately $398.3 million in cash, cash equivalents and restricted cash primarily as a result of the proceeds from the 2013 sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC, and only approximately $32.9 million of long‑term debt. How and when we deploy our balance sheet capacity will figure prominently in our longer‑term growth prospects and stockholder returns.

The pending acquisitions in our telecommunications businesses are subject to the consent of regulatory authorities and other third parties, and the failure to receive any such consents or the imposition by any such regulatory authority or third party of any conditions to such acquisitions may adversely affect our business.

On September 30, 2015, we entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands from the National Rural Utilities Cooperative Finance Corporation. The agreement is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission (the “FCC”) and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  Although we have received no indication that these regulatory authorities do not plan to grant the required approvals, there can be no guarantee that we will receive such approvals.  In addition, the FCC may impose conditions on any approval, such as requiring the divestiture of certain markets and spectrum licenses. These conditions, if imposed and if sufficiently significant, may permit CFC not to consummate the transaction or may have other negative impacts on our business.

On October 5, 2015, we entered into an agreement with KeyTech Limited, a publicly held Bermuda company listed on the Bermuda Stock Exchange that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands, in which we will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with our subsidiary providing wireless services under the “CellOne” name in Bermuda. The proposed transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters.  KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. Although we have received no indication that the regulatory authorities listed above do not plan to grant the required approvals, there can be no guarantee that we will receive such approval or consent, or that it will be on a timely basis. In addition, the Bermuda Regulatory Authority may impose conditions on any approval, such as a prohibition or strict approval of any bundling of services between the combined companies. If these conditions are imposed and are sufficiently significant, or if the regulatory authorities do not approve the transaction on a timely basis,  KeyTech may be permitted to not to consummate the transaction or there may be other negative impacts on our business or the business of the combined companies following the consummation of the KeyTech Transaction.

Risks Related to our Wireless Businesses

A significant portion of our U.S. wholesale wireless revenue is derived from a small number of customers.

A substantial portion of our U.S. Wireless revenue is generated from four national wireless service providers. Our U.S. Wireless revenues accounted for approximately 44% of our consolidated revenues in 2015.  Excluding our corporate overhead, our U.S. Wireless business accounted for approximately 72% of our consolidated operating income in 2015.

Our relationships with our roaming customers generally are much more financially significant for us than for our customers. Typically, our relationships with our roaming customers do not require them to “prefer” our networks or require them to send us a minimum amount of traffic. Instead, roaming customers may choose to utilize other networks, if available, for their subscribers’ roaming use. If our markets currently included in our roaming partners’ home calling areas are instead subject to the imposition of additional roaming charges or if we fail to keep any of our roaming customers satisfied with our service offerings or economic terms, we could lose their business, experience less roaming traffic or be unable to renew or enter into new agreements with these customers on beneficial terms (including pricing), resulting in a substantial loss of revenue, which would have a materially adverse effect on our results of operations and financial condition. In addition, if these customers build or acquire wireless networks in our service areas we may lose revenue. Should any of these customers take such actions over a significant portion of the areas we serve, it may have a materially adverse effect on our results of operations and financial condition.

We may have difficulty meeting the growing demand for data services.

Demand for smartphones and data services continues to grow across all of our wireless markets and our value to our customers in some markets depends in part on our network’s ability to provide high‑quality and high capacity network service to smartphone devices. Indeed, much of the revenue growth in our U.S. Wireless segment in 2015 was attributable to increased demand for data services. However, if data usage increases faster than we anticipate and exceeds the then‑available capacity of any of our networks, our costs to deliver roaming services may be higher than we anticipate or the quality of our service may be negatively affected. In addition, the dearth of available spectrum in our industry means that we cannot guarantee that we will be able to acquire additional spectrum at a reasonable cost or at all to ensure our ability to maintain or grow our business and traffic volumes. As demand for advanced mobile data services continues to grow, we may have difficulty satisfying our wholesale roaming partners’ demand for these services without substantial upgrades and additional capital expenditures, which could have an adverse effect on our results of operations and financial condition.

Risks Relating to Our Wireline Services in Guyana

Our exclusive license to provide local exchange and international voice and data services in Guyana is subject to significant political and regulatory risk.

Since 1991, our subsidiary Guyana Telephone and Telegraph, Ltd. (“GT&T”) has operated in Guyana pursuant to a license from the Government of Guyana to be the exclusive provider of domestic fixed and international voice and data services pursuant to a license with an initial term ending in December 2010, which was renewable at our sole option for an additional 20 year term. In November 2009, we notified the Government of Guyana of our election to renew our exclusive license for an additional 20 year term expiring in 2030. On December 15, 2010, we received correspondence from the Government of Guyana indicating that our license had been renewed until such time that new legislation is in place with regard to the Government’s intention to expand competition within the sector; however, we believe our exclusive license continues to be valid unless and until such time as we enter into an alternative agreement with the Government.

Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. Since that time, we have met on many occasions with officials of the Government of Guyana to discuss potential modifications of our exclusivity and other rights under the existing agreement. In 2012, the Government of Guyana introduced a bill into Parliament containing draft legislation, regulations, and licenses that, if enacted, would have the effect of terminating our exclusive license by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. The proposed legislation would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime. We cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although we believe that we would be entitled to damages or other compensation for any involuntary termination of our contractual exclusivity rights, we cannot guarantee that we would prevail in a proceeding to enforce our rights or that such actions would effectively halt any unilateral action by the Government.

In addition, since 2009, we have been engaged in lawsuits in Guyana challenging the legality of GT&T’s exclusive license rights under Guyana’s constitution. As recently as 2012, a trial court made findings calling into question the validity of our exclusive license, prompting Digicel, our main competitor in Guyana, to begin openly connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana PUC. In response, the Guyana PUC ordered Digicel to cease providing service at such rates, and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T’s network. GT&T has also appealed the case, not only with respect to the contract claim, but also as to the court’s findings regarding the exclusivity of GT&T’s license and its application to VoIP services.

We are dependent on GT&T for approximately 25% of our total consolidated revenues. A loss of exclusivity on international voice and data service would result in a reduction in the international call traffic and as a result, a loss in that portion of our wireline revenue. Any modification, early termination or other revocation of the exclusive domestic fixed and international voice and data license could adversely affect our revenues and profits and diminish the value of our investment in Guyana.

Other Risks Relating to Our Telecommunications Businesses

The loss of certain licenses could adversely affect our ability to provide wireless and broadband services.

In the United States, wireless, PCS and microwave licenses are valid for ten years from the effective date of the license. Licensees may renew their licenses for additional ten‑year periods by filing renewal applications with the FCC. Our wireless licenses in the U.S. expire between 2015 and 2019. While we intend to renew our licenses expiring this year, the renewal applications are subject to FCC review and are put out for public comment to ensure that the licensees meet their licensing requirements and comply with other applicable FCC mandates. Failure to file for renewal of these licenses or failure to meet any licensing requirements could lead to a denial of the renewal application and thus adversely affect our ability to continue to provide service in that license area. Furthermore, our compliance with regulatory requirements such as enhanced 911 and CALEA requirements may depend on the availability of necessary equipment or software.

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

Rapid and significant technological changes in the telecommunications industry may adversely affect us.

Our industry faces rapid and significant changes in technology that directly impact our business, including the following:

•	evolving industry standards;
•	requirements resulting from changing regulatory regimes;
•	the allocation of radio frequency spectrum in which to license and operate advanced wireless services;
•	ongoing improvements in the capacity and quality of digital technology;
•	changes in end‑user requirements and preferences;
•	convergence between video and data services;
•	development of data and broadband capabilities and rapidly expanding demand for those capabilities; and
•	migration to new‑generation services such as LTE or “4G” network technology.

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

We cannot predict the effect of technological changes on our business. Alternative or new technologies may be developed that provide communications services superior to those available from us, which may adversely affect our business. For example, to accommodate the demand by our wireless customers for next‑generation advanced wireless products such as high‑speed data and streaming video, we may be required to purchase additional spectrum, however, we have had difficulty finding spectrum for sale or on terms that are acceptable to us. In our Bermuda market, the action taken by the Regulatory Authority to recapture spectrum we formerly held will have an impact on our ability to deploy next generation mobile technologies. In addition, usage of wireless voice or broadband services in excess of our expectations could strain our capacity, causing service disruptions and result in higher operating costs and capital expenditures. In each of our markets, providing more and higher speed data services through our wireless or wireline networks may require us to make substantial investments in additional telecommunications transport capacity connecting our networks to the Internet, and in some cases such capacity may not be available to us on attractive terms or at all. Failure to provide these services or to upgrade to new technologies on a timely basis and at an acceptable cost could have a material adverse effect on our ability to compete with carriers in our markets.

Risks Related to Our Renewable Energy Business

Our Facilities have a limited operating history.

All of our Facilities have limited operating histories. Our expectations about the performance of these Facilities are based on assumptions and estimates made without the benefit of operating history. There can be no assurance that our Facilities will perform as anticipated or projected and the failure of these Facilities to perform as we expect could have a material adverse effect on the financial condition, results of operations and cash flows of our Renewable Energy segment.

Our revenues are dependent on the performance and effectiveness of our PPAs.

The cash flow from the PPAs and PBIs is significantly affected by our ability to collect payments from offtakers under our PPAs. While we believe that all of our current customers are high‑quality credit entities, if for any reason these customers are unable or unwilling to fulfill their related contractual obligations or if they refuse to accept delivery of power or otherwise terminate such agreements, this non‑payment could have a material adverse effect on our revenues.  In addition, our inability to perform our obligations under the PPAs could also have a material adverse effect on our revenues. For instance, our inability to meet certain operating thresholds or performance measures under certain of our PPAs within specified time periods exposes us to the risk of covering the cost of any shortfall or early termination by such customer.

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

Our revenue may be exposed to SREC uncertainty inflation‑based price increases or other external factors.

We also generate solar renewable energy credits, or SRECs, which are government emissions allowances obtained through power generation and compliance with various regulations from the government as our projects produce electricity. Revenue is recognized as SRECs are sold through long-term purchase agreements with a third party at the contractual rate specified in the agreement. In 2015, approximately 64% of our renewable energy revenue was earned from SREC contracts and PBIs and 36% was earned from PPAs. SRECs may also be transferred directly to our lenders in lieu of payments due on loans.  The revenue derived from our sale of SRECs is dependent on local governments in Massachusetts and California electing to maintain the programs that grant SRECs for power production in these states.

In addition, certain of our PPAs do not contain inflation based price increases, resulting in an average, weighted by MW, escalator on our PPAs of 1.11%. To the extent that we experience high rates of inflation we may experience increased operation costs and decreased revenues. In addition, a portion of the revenues under certain of the PPAs for our solar energy projects are subject to price adjustments triggered by a decrease in the market price of electricity over time. This would also have a negative impact on our ability to attract new customers and increase our portfolio, as we believe that an offtaker’s decision to develop our solar projects is primarily driven by a desire to decrease their traditional energy costs. If we are unable to negotiate more favorable pricing, it could have a material adverse impact on the financial condition, results of operations and cash flows of our Renewable Energy segment. We also believe the solar industry will continue to experience periods of structural imbalance between supply and demand (i.e., where production capacity exceeds global demand), and that such periods will put pressure on pricing, which could adversely affect our results of operations.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our handset lineup, network infrastructure, solar equipment and our back‑office IT systems infrastructure. If these suppliers experience interruptions or other problems delivering these network components on a timely basis, our subscriber or revenue growth and operating results could suffer significantly.

We source wireless devices for our retail wireless businesses from a small number of handset resellers and to a lesser extent, equipment manufacturers and depend on access to compelling devices at reasonable prices on primary and secondary markets for these devices, as well as timely delivery of devices to meet market demands. The inability to provide a competitive device lineup could materially impact our ability to attract new customers and retain existing customers. We are also reliant upon a limited number of network equipment manufacturers, including Ericsson, Motorola, Alcatel‑Lucent and Nokia and a limited number of solar equipment manufacturers, including Yingli and Inventec for photovoltaic modules and SMA and Satcon for inverters.

We are also dependent on the ability of our solar equipment manufacturers to fulfill the warranties on our solar equipment, which typically range from 5 to 25 years in length, in the event of equipment malfunction. If these suppliers cease operations or for some reason default on their warranties, we would have to bear the expense our repairing or replacing any faulty equipment. Our business, financial condition, results of operations and cash flows could be materially adversely affected if we cannot make claims under warranties covering our Facilities. If it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement suppliers or vendors on economically attractive terms on a timely basis.

Regulatory changes may impose restrictions that adversely affect us or cause us to incur significant unplanned costs in modifying our business plans or operations.

We are subject to U.S. federal, state and local regulations and foreign government regulations, all of which are subject to change. As new laws and regulations are issued, we may be required to modify our business plans or operations. We cannot be certain that we can do so in a cost‑effective manner. For example, a portion of our revenues in our Renewable Energy segment from PPAs is dependent on the ongoing availability of tax credits for clean energy. In addition, the failure to comply with applicable governmental regulations could result in the loss of our licenses or authorizations to operate, inability to perform under our PPAs, the assessment of penalties or fines or otherwise may have a material adverse effect on the results of our operations.

Our operations in the United States are subject to the Telecommunications Act of 1996 (or “1996 Act”). The interpretation and implementation of the provisions of the 1996 Act and the FCC rules implementing the 1996 Act continue to be heavily debated and may have a material adverse effect on our business. Also, although legislation has not yet been introduced, there have been indications that Congress may substantially revise the 1996 Act and other regulation in the next few years. While we believe we are in compliance with federal and state regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities. Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding our consumer marketing practices and the contents of our bills, on an on‑going basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our licenses to provide service should not be revoked.

Increased competition may adversely affect growth, require increased capital expenditures, result in the loss of existing customers and decrease our revenues.

We face competition in the markets in which we operate. For example:

•

In the United States, our greatest competitive risk to our wireless business is the possibility that our current roaming customers may elect to build or enhance their own networks within the rural market in which we currently provide service, which is commonly known as “over‑building.” If our roaming customers, who generally have greater financial resources and access to capital than we do, determine to over‑build our network, their need for our roaming services will be significantly reduced or eliminated.

•	In Guyana, we have faced competition from Digicel, a wireless service provider operating across the region.
•	In Bermuda and the Caribbean, we compete primarily against Digicel.
•

In New England and New York State, in addition to other competitive voice and data communications service providers, we compete with much larger regional carriers and national cable providers, each of which has greater financial and other resources.

•

In our solar power business, we face competition from traditional utilities and renewable energy companies. Many of our competitors are larger with greater resources and are less dependent on third parties for the sourcing of equipment or operation and maintenance of their solar facilities.

Over the last decade, an increase in competition in many areas of the telecommunications industry has contributed to a decline in prices for communication services, including mobile wireless services, local and long‑distance telephone service, and data services. Increased competition in the industry may decrease prices further. In addition, increased competition in the telecommunications and renewable energy industries could reduce our customer base, require us to invest in new facilities and capabilities and reduce revenues, margins and returns.

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

•	The impact, if any, that these events might have on us and our business, is uncertain.

Failure of network or information technology systems, including as a result of security breaches, could have an adverse effect on our business.

We are highly dependent on our information technology (IT) systems for the operation of our network, or Facilities delivery of services to our customers and compilation of our financial results. Failure of these IT systems, through cyberattacks, breaches of security, or otherwise, may cause disruptions to our operations. Our inability to operate our network, Facilities and back office systems as a result of such events, even for a limited period of time, may result in significant expenses and/ impact the timely and accurate delivery of our services or other information. Other risks that may also cause interruptions in service or reduced capacity for our telecommunications customers include power loss, capacity limitations, software defects and breaches of security by computer viruses, break‑ins or otherwise. Disruptions in our networks and the unavailability of our services or our inability to efficiently and effectively complete necessary technology or systems upgrades or conversions could lead to a loss of customers, damage to our reputation and violation of the terms of our licenses and contracts with customers. These failures could also lead to significant negative publicity, regulatory problems and litigation.

Our foreign operations are subject to economic, political and other risks that could adversely affect our revenues or financial position.

Our international operations may face adverse financial consequences and operational problems due to foreign political or economic changes, such as changes in national or regional political or economic conditions, laws and regulations that restrict repatriation of earnings or other funds, or changes in foreign currency exchange rates. Any of these changes could adversely affect our revenues or financial position.

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

Many of the areas in which we operate have experienced severe weather conditions over the years including hurricanes, tornadoes, blizzards, damaging storms and floods. Some areas in which we operate may also be at risk of earthquakes. Such events may materially disrupt and adversely affect our business operations. Major hurricanes passed directly over Bermuda in 2003 and 2014 causing major damage to our network and to the island’s infrastructure. In 2008, a hurricane caused extensive damage on a small portion of the U.S. Virgin Islands. Guyana has suffered from severe rains and flooding in the past as well. Our solar production at our facilities in Massachusetts was negatively impacted in early 2015 by repeated heavy snowfall and prolonged cold weather.  While these events have not had a significant negative impact on the operating results or financial condition of the affected businesses or our overall business, we cannot be sure that these types of events will not have such an impact in the future or that the insurance coverage we maintain for asset damage will adequately compensate us for all damage and economic losses resulting from natural catastrophes.

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

Any failure to comply with the restrictions of the credit facility or any subsequent financing agreements may result in an event of default. Such default may allow our creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross‑acceleration or cross‑default provision applies. In addition, these creditors may be able to terminate any commitments they had made to provide us with further funds.

Our Chairman is our largest stockholder and will continue to exert significant influence over us.

Cornelius B. Prior, Jr., our Chairman and the father of our Chief Executive Officer, beneficially owns, together with related entities, affiliates and family members (including our Chief Executive Officer), approximately 30% of our outstanding Common Stock. As a result, he is able to exert significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. In addition, as our Chairman, he has the ability to exert significant influence over other matters brought before our Board of Directors, such as proposed changes in our strategy or business plans and our major financing decisions. His interests may not always coincide with the interests of other holders of our Common Stock.

Low trading volume of our stock may limit our shareholders ability to sell shares and/or result in lower sale prices.

For the three months prior to February 1, 2016, the average daily trading volume of our Common Stock was approximately 73,000 shares. As a result, shareholders may have difficulty selling a large number of shares of our Common Stock in the manner or at a price that might be attainable if our Common Stock were more actively traded. In addition, the market price of our Common Stock may not be reflective of its underlying value.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 12,000 square feet of office space at 600 Cummings Center, Beverly, MA 01915 for our corporate headquarters. Worldwide, we utilize the following approximate square footage of space for our operations:

		International
		Integrated	Island	Renewable
Type of space	U.S. Wireless	Telephony	Wireless	Energy	U.S. Wireline
Office	26,110	344,829	10,465	1,000	22,250
Retail stores	4,147	17,303	8,898	—	—
Technical operations	16,000	2,188,163	9,496	—	8,185

All of the above locations are leased except for the office and technical space within our International Integrated Telephony segment, which we own. As of December 31, 2015, we operated four retail stores in our U.S.

Wireless segment, ten retail stores in our International Integrated Telephony segment and seven retail stores in our Island Wireless segment.

Our offices and technical operations are in the following locations:

International Integrated
U.S. Wireless	Telephony	Island Wireless	Renewable Energy	U.S. Wireline
Little Rock, AR	Georgetown, Guyana	Bermuda	San Francisco, CA	Bellows Falls, VT
Castle Rock, CO		U.S. Virgin Islands		Williston, VT
Atlanta, GA		Aruba		Albany, NY

Within our telecommunications operations, we globally own 229 towers, lease an additional 477 towers and have five switch locations within rented locations. In addition, our renewable energy operations own 28 commercial solar projects at 59 sites. We consider our owned and leased properties to be suitable and adequate for our business operations.

ITEM 3.  LEGAL PROCEEDINGS

Currently, our Guyana subsidiary, Guyana Telephone & Telegraph, Ltd. (“GT&T”) holds an exclusive license to provide domestic fixed services and international voice and data services in Guyana. The license, whose initial term of twenty years expired at the end of 2010, allowed for GT&T, at its sole option, to extend the term for an additional twenty years, until December 2030. GT&T exercised its extension right, in accordance with the terms of its License and its agreement with the Government of Guyana, in November 2009.

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

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GT&T’s exclusive license rights under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GT&T petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009. GT&T filed an answer to the charge on June 22, 2009, and the case is pending. We believe that any legal challenge to GT&T’s exclusive license rights granted in 1990 is without merit, and we intend to vigorously defend against such a legal challenge.

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

On July 20, 2012 a trial court in Guyana made findings calling into question the validity of GT&T’s exclusive license to provide international voice and data service in Guyana and the applicability of that license to telecommunications services using Voice over Internet Protocol (“VoIP”). The findings were made in a breach of contract case brought originally in 2007 against GT&T by a subscriber to its Internet service and are now temporarily stayed pending further court proceedings. Digicel, our main competitor in Guyana, in response to the trial court’s findings, began connecting its own international traffic out of Guyana without receiving an international license and at rates which had not been approved by the Guyana PUC. In response, the Guyana PUC ordered Digicel to cease providing service at these rates and the government of Guyana notified us that they have undertaken to advise Digicel that its activities are in contravention of Guyana law. The Guyana courts also granted GT&T an interim injunction restraining Digicel from bypassing GT&T’s network and GT&T has sued Digicel to recover damages that it incurred as a result of Digicel’s bypass during this time period. GT&T has also appealed the original breach of contract case, not only with respect to the contract claim, but also as to the court’s findings regarding the exclusivity of GT&T’s license and its application to VoIP services.

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $32.4 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock, $.01 par value, is listed on the NASDAQ Global Select Market under the symbol “ATNI.” The following table sets forth the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market:

\
	High	Low
2014
Quarter ended March 31	$67.16	$55.06
Quarter ended June 30	$67.09	$53.76
Quarter ended September 30	$59.99	$53.25
Quarter ended December 31	$73.55	$53.27

	High	Low
2015
Quarter ended March 31	$71.68	$60.64
Quarter ended June 30	$74.03	$64.15
Quarter ended September 30	$76.00	$66.05
Quarter ended December 31	$83.80	$71.40

The number of holders of record of Common Stock as of February 26, 2016 was 88.

Dividends

The following table sets forth the quarterly dividends per share declared by us over the past two fiscal years ended December 31, 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2014	$0.27	$0.27	$0.29	$0.29
2015	$0.29	$0.29	$0.32	$0.32

The declaration and payment of dividends on our Common Stock is at the discretion of our Board of Directors and is subject to a number of factors. Our credit facility restricts our ability to declare or pay dividends on our Common Stock. Because we are a holding company, our ability to declare dividends is effectively limited to the amount of dividends, if any, our subsidiaries and other equity holdings may distribute to us. We have paid quarterly dividends on our Common Stock since January 1999, and have increased the amount of our dividend in each of the years since then. The present Board of Directors believes in returning a significant portion of profits, where possible, to stockholders and, subject to prudent resource management and strategic development needs, would expect to continue to increase the amount of our dividend if earnings continue to increase, although not necessarily proportionally. In 2014 and 2015, we declared a total annual dividend of $1.12 and $1.22 per share, respectively. The continuation or modification of our current dividend policy will be dependent upon strategic opportunities or developments, future results of operations, financial condition, capital requirements, contractual restrictions (such as those under our existing credit facility), regulatory actions, and other factors deemed relevant at that time by the Board of Directors.

Issuer Purchases of Equity Securities in the Fourth Quarter of 2015

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of its Common Stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended December 31, 2015.

The following table reflects the repurchases by the Company of its Common Stock during the quarter ended December 31, 2015:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
October 1, 2015 — October 31, 2015	5,944	$82.62	—	$2,919,965
November 1, 2015 — November 30, 2015	—	$—	—	$2,919,965
December 1, 2015 — December 31, 2015	—	$—	—	$2,919,965

(1)

Represents shares purchased on October 26, 2015 from an executive officer who tendered these shares to the Company to satisfy his tax withholding obligation incurred in connection with the vesting of restricted stock awards at such date. Such shares were not purchased under the plan described above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date such shares were purchased.

Stock Performance Graph

The graph below compares the cumulative total shareholder return (assuming reinvestment of dividends) from investing $100.00 on December 31, 2010, and plotted at the last trading day of each of the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015, in each of (i) our Common Stock; (ii) the Russell 2000 Index, (iii) the S&P Small Cap 600 and (iv) the Nasdaq Telecommuncations index. The stock price performance in the graph below is not necessarily indicative of future price performance.

This performance graph is furnished and shall not be deemed “filed” with the SEC or subject to Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the selected financial data in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements for the years ended December 31, 2013, 2014 and 2015 and the related Notes to those Consolidated Financial Statements included in this Report. The historical results set forth below are not necessarily indicative of the results of future operations. Period to period comparisons are also significantly affected by our significant acquisitions. See Notes 3 and 4 to the Consolidated Financial Statements included in this Report for a more detailed discussion of our recent acquisitions and discontinued operations.

	Year ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$262,807	$277,796	$292,835	$336,347	$355,369
Operating expenses(1)	219,445	221,158	228,750	250,771	276,774
Income from operations	43,362	56,638	64,085	85,576	78,595
Other income (expense):
Interest income	443	272	852	788	588
Interest expense	(17,301)	(13,981)	(12,785)	(1,208)	(3,180)
Other, net(2)	(208)	1,867	(5,679)	1,012	(19,802)
Other income (expense), net	(17,067)	(11,842)	(17,612)	592	(22,394)
Income from continuing operations before income taxes	26,295	44,796	46,473	86,168	56,201
Income taxes	14,620	20,831	9,536	28,148	24,137
Income from continuing operations	11,675	23,965	36,937	58,020	32,064
Income from discontinued operations, net of tax	10,222	29,202	5,166	—	—
Gain on sale of discontinued operations, net of tax(3)	—	—	307,102	1,102	1,092
Net income	21,897	53,167	349,205	59,122	33,156
Net income attributable to non‑controlling interests, net of tax	(103)	(4,235)	(37,489)	(10,970)	(16,216)
Net income attributable to Atlantic Tele‑Network, Inc. Stockholders	$21,794	$48,932	$311,716	$48,152	$16,940
Net income per weighted average basic share attributable to Atlantic Tele‑Network, Inc. Stockholders:
Continuing operations	$0.47	$1.34	$1.84	$2.96	$0.99
Discontinued operations	0.95	1.81	18.01	0.07	0.07
Total	$1.42	$3.15	$19.85	$3.03	$1.06
Net income per weighted average diluted share attributable to Atlantic Tele‑Network, Inc. Stockholders:
Continuing operations	$0.47	$1.33	$1.83	$2.94	$0.98
Discontinued operations	0.94	1.80	17.88	0.07	0.07
Total	$1.41	$3.13	$19.71	$3.01	$1.05
Dividends per share applicable to common stock	$0.90	$0.96	$1.04	$1.12	$1.22

	2011	2012	2013	2014	2015
	(In thousands)
Balance Sheet Data (as of December 31,):
Cash and investments	$48,735	$136,647	$434,607	$371,394	$398,346
Assets of discontinued operations(3)	394,434	380,765	4,748	175	—
Working capital	330,239	407,981	350,930	347,305	384,137
Fixed assets, net	249,835	238,324	254,632	369,582	373,503
Total assets	851,810	910,875	859,719	925,030	945,004
Short‑term debt (including current portion of long‑term debt)	25,068	15,680	—	6,083	6,284
Liabilities of discontinued operations(3)	93,759	73,910	11,187	1,247	—
Long‑term debt, net	257,146	250,900	—	32,794	26,575
Atlantic Tele‑Network, Inc. stockholders’ equity	294,266	334,146	643,330	677,222	680,299
Statement of Cash Flow Data
(for the years ended December 31,):
Net cash provided by (used in):
Operating activities:
Continuing operations	$67,204	$114,884	$(131,396)	$82,699	$139,080
Discontinued operations	65,399	72,587	19,394	(4,719)	158
Investing activities:
Continuing operations	(35,577)	(26,991)	(67,816)	(74,467)	(31,971)
Discontinued operations	(60,070)	(35,267)	710,934	—	—
Financing activities:
Continuing operations	(24,755)	(36,370)	(308,796)	(33,904)	(41,438)
Discontinued operations	(796)	(931)	(1,678)	—	—
Capital expenditures	(41,331)	(42,154)	(69,316)	(58,300)	(64,753)

(1)	The Company recognized an impairment charge on its telecommunications licenses during each of the years ended December 31, 2011 and 2012.
(2)

During the year ended December 31, 2013, the Company recognized a loss on interest rate derivative contracts. See Note 10 to the Consolidated Financial Statements included in this Report for additional information.  During the year ended December 31, 2015, the Company recognized a loss on the deconsolidation of a subsidiary.  See Note 5 to the Consolidated Financial Statements included in this Report for additional information

(3)

During the year ended December 31, 2013, the Company recognized a gain on the sale of our U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC completed in September 2013. See Note 4 to the Consolidated Financial Statements included in this Report for additional information.

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

We offer the following principal services:

•

Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States.

•

Wireline.  Our local telephone and data services include our operations in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long‑distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, we offer wholesale long‑distance voice services to telecommunications carriers.

•	Renewable Energy. In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of December 31, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

To be consistent with how management began to view the structuring and managing of business operations in 2016, the Company anticipates, beginning with the first quarter of 2016, consolidating its reportable segments into three segments as follows: i) Domestic Telecom, consisting of the Company’s current  U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s current Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of the Company’s current Renewable Energy segment.

The pending acquisitions, as described in Note 3, will be included within the International Telecom segment upon the completion of those acquisitions.

Acquisitions

Pending Acquisitions

For the purpose of clarity and consistency, and except where expressly indicated, each of the forward-looking statements made regarding our operations in this Item 7 assumes that the acquisitions described below have not yet been consummated.

Caribbean Asset Holdings LLC

On September 30, 2015, the Company entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). The Company will purchase the Innovative operations for a purchase price of approximately $145.0 million, subject to certain purchase price adjustments (the “Innovative Transaction”) with the option to finance up to $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a commitment letter and rate lock option letter executed by RTFC filed herewith as Exhibits 99.1 and 99.2, respectively. The Company expects to fund the remaining $85 million of the purchase price, plus any amounts not financed, in cash. With the purchase, the Company’s current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

The Innovative Transaction is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  The Company currently expects to complete the proposed transaction in mid-2016.

KeyTech Limited

On October 5, 2015, the Company entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides voice, broadband, and cable television services under the “Logic” name in Bermuda and the Cayman Islands, in which the Company will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with the Company’s subsidiary providing wireless services under the “CellOne” name in Bermuda (the “KeyTech Transaction”). KeyTech currently owns a 43% interest in CellOne and as part of the KeyTech Transaction, the Company will contribute our current ownership interest of approximately 43% in CellOne and approximately $42.0 million in cash in exchange for a 51% ownership interest in KeyTech. On a combined basis with KeyTech, the Company currently owns approximately 85% of CellOne.  As part of the KeyTech Transaction, CellOne will be merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders will be converted into the right to receive common shares in KeyTech. Following the transaction, CellOne will be indirectly wholly owned by KeyTech and KeyTech will continue to be listed on the BSX.    A portion of the cash proceeds that KeyTech will receive upon closing will be used to fund a one-time special dividend to KeyTech’s existing shareholders and to retire KeyTech’s subordinated debt.  The Company currently consolidates the operations of CellOne and, upon closing of the KeyTech Transaction, will consolidate the results of KeyTech, in our financial statements.

The KeyTech Transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters. KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. The Company is working towards completing the proposed transaction by the end of the first quarter of 2016.

Completed Acquisition

On December 24, 2014, we acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). We acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration, a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of the acquisition, and the assumption of $38.9 million of debt. The acquisition was performed through our newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries.  The tax equity investor’s interest in these subsidiaries changes at a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the Ahana Acquisition date. The profits and losses of these subsidiaries are allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method. The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests' share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions). The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to ATN and non-controlling interests based on the liquidation provisions of the solar facility operating agreement. A positive difference during the period represents non-controlling interests' share of income and a decrease represents a loss. Ahana Renewables has the option to buy-out the non-controlling interests.

Ahana Renewables generates revenue from the sale of electricity through long-term (10 - 25 years) power purchase agreements as well as the sale of Solar Renewable Energy Credits (“SRECs”) which are government emissions allowances obtained through power generation and compliance with various regulations.

Disposal of Turks and Caicos Operations

During March 2015, we sold certain assets and liabilities of our Turks and Caicos business in our Island Wireless segment.  As a result, we recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The disposition is included within other income (expense) and does not relate to a strategic shift in our operations.  As a result, the subsidiary’s historical results and financial position are presented within continuing operations.

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of December 31, 2015, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been  funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo stimulus projects were completed during 2013. The Vermont stimulus project was completed during 2014.

Mobility Fund

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013 and October 2014, the Company received FCC final approvals  for $21.7 million and $2.4 million, respectively, of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from award date. In connection with the Company’s application for the Mobility Funds, we have issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.

We began the construction of its Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of December 31, 2015, we have received approximately $8.1 million in Mobility Funds. Of these funds, $1.0 million was recorded as an offset to operating expenses, $3.4 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $3.5 million is recorded within other current liabilities while the remaining $0.1 million of future operating costs is recorded within other long-term liabilities in our consolidated balance sheet as of December 31, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Reclassifications

Certain reclassifications have been made in the prior period financial statements to conform our consolidated income statements to how we analyze our operations in the current period.   These changes did not impact operating income.  For the year ended December 31, 2013 the aggregate impact of the changes included an increase to termination and access fees of $14.4 million, a decrease to engineering and operations expenses of $11.0 million, an increase to sales and marketing expenses of $0.5 million, an increase to equipment expense of $0.1 million, and a decrease to general and administrative expenses of $4.0 million. For the year ended December 31, 2014 the aggregate impact of the changes included an increase to termination and access fees of $13.7 million, a decrease to engineering and operations expenses of $9.3 million, an increase to sales and marketing expenses of $0.7 million and a decrease to general and administrative expenses of $5.1 million.

Results of Operations:

Years Ended December 31, 2014 and 2015

	Year Ended		Amount of	Percent
	December 31,		Increase	Increase
	2014	2015	(Decrease)	(Decrease)

REVENUE:
U.S. wireless	$153,040	$155,390	$2,350	1.5%
International wireless	88,650	81,652	(6,998)	(7.9)
Wireline	85,284	86,485	1,201	1.4
Renewable Energy	—	21,040	21,040	100.0
Equipment and other	9,373	10,802	1,429	15.2
Total revenue	$336,347	$355,369	$19,022	5.7%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	77,888	81,928	4,040	5.2
Engineering and operations	30,954	37,244	6,290	20.3
Sales and marketing	21,664	21,466	(198)	(0.9)
Equipment expense	13,338	14,997	1,659	12.4
General and administrative	52,734	59,890	7,156	13.6
Transaction-related charges	2,959	7,182	4,223	142.7
Depreciation and amortization	51,234	56,890	5,656	11.0
Gain on disposition of long lived asset	—	(2,823)	(2,823)	(100.0)
Total operating expenses	$250,771	$276,774	$26,003	10.4%
Income from operations	$85,576	$78,595	$(6,981)	(8.2)%
OTHER INCOME (EXPENSE):
Interest income	788	588	(200)	(25.4)
Interest expense	(1,208)	(3,180)	(1,972)	163.2
Loss on deconsolidation of subsidiary	—	(19,937)	(19,937)	(100.0)
Other income (expense), net	1,012	135	(877)	(86.7)
Other income (expense), net	$592	$(22,394)	$(22,986)	(3,882.7)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	86,168	56,201	(29,967)	(34.8)
Income tax expense	28,148	24,137	(4,011)	(14.2)
INCOME FROM CONTINUING OPERATIONS	58,020	32,064	(25,956)	(44.7)
Gain on disposal of discontinued operations, net of tax	1,102	1,092	(10)	(0.9)
Income from discontinued operations	$1,102	$1,092	$(10)	(0.9)%
NET INCOME	59,122	33,156	(25,966)	(43.9)
Net income attributable to non-controlling interests, net of tax:	(10,970)	(16,216)	(5,246)	47.8
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$48,152	$16,940	$(31,212)	(64.8)%

U.S. wireless revenue.  The substantial majority of U.S. wireless revenue consists of wholesale revenue. For the years ended December 31, 2014 and 2015, wholesale revenue represented 96% and 87% of total U.S. wireless revenue, respectively. U.S. wireless revenue also includes retail revenues generated by our operations in certain smaller rural markets already covered by our wholesale network in the western United States. Wholesale revenue is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks. Wholesale wireless revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates, and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and terms. These arrangements typically include a purchase right in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when the option to purchase is exercised. For example, as previously disclosed, in December 2012, we sold a portion of our network to a carrier customer pursuant to an option contained in our roaming and buildout agreement with that carrier. We currently have one buildout arrangement of approximately 100 built cell sites, which provides the carrier with an option to purchase such sites exercisable beginning no earlier than 2018. At this time, we cannot predict whether the purchase option will be exercised.

Our U.S. wireless revenue increased to $155.4 million for the year ended December 31, 2015 from $153.0 million for the year ended December 31, 2014, an increase of $2.4 million or 1.5%. The increase was primarily driven by growth in our rural U.S. retail wireless business and U.S. wholesale growth due to expanded traffic volume.  Capacity and technology upgrades to our network and the increase in the number of base stations from 760 as of December 31, 2014 to approximately 800 as of December 31, 2015 helped drive traffic levels higher.  However, the increase in traffic volume was largely offset by reduced rates resulting in the decrease in wholesale revenue.

We expect that data volumes will continue to increase during 2016 due to increased demand combined with our increased capacity to serve such demand following the network upgrades made over the last two years. However, we expect to experience a decline in 2016 revenues and for margins to contract as a result of the necessary evolution of significantly reducing rates to a major customer in exchange for longer‑term contracts. We believe that this new model has much lower risk in that the extended term and reduced pricing create a potential for a long‑lived shared infrastructure solution.

Our U.S. wireless revenues may also be impacted by our expanded network capabilities, reach and capacity, continued declines in overall voice traffic on our networks or decisions by our roaming partners to no longer roam on our networks or to continue to expand their networks in areas where we operate.

International wireless revenue.    International wireless revenue includes retail and wholesale voice and data wireless revenue from our operations in Bermuda and the Caribbean, including the U.S. Virgin Islands.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in our international wireless subscribers.  This change was retroactively applied to the reported subscribers for December 31, 2014.

International wireless revenue decreased by $7.0 million, or 7.9%, to $81.6 million for the year ended December 31, 2015, from $88.6 million for the year ended December 31, 2014. Our Island Wireless segment reported a decrease in international wireless revenue of $5.9 million primarily as the result of the sale of our operations in Turks and Caicos in March 2015 and a decrease in roaming revenue in our other Island Wireless businesses due to anticipated rate declines.  Our International Integrated Telephony segment also reported a $1.1 million decrease in international wireless revenue as a result of a decrease in the average number of subscribers throughout the year.

In total, our international wireless subscribers remained unchanged at 282,000 as of December 31, 2014 and December 31, 2015.  Although subscribers within our Integrated Telephony segment increased by approximately 10,000 subscribers, a majority of that increase occurred towards the end of the year and as a result did not significantly impact revenue during 2015.  This increase in subscribers was offset by a decrease in our Island Wireless segment primarily as a result of our sale of our operations in Turks and Caicos in March 2015.  We expect international wireless revenues to remain relatively unchanged in future periods.  Growth in revenue from anticipated subscriber growth may be offset by a decline in wholesale roaming revenues because many visitors’ home market carriers continue to charge their customers unusually high rates for roaming services, resulting in lowered overall roaming traffic in these markets. Wholesale roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

Additionally, international wireless revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share, as a result of both the implementation in March 2015 of a decision by the Bermuda Regulatory Authority requiring our Bermuda subsidiary to surrender a portion of spectrum we reserved for the launch of next generation wireless and data services and any reallocation of that spectrum to our competitors. See “Business—Caribbean and Bermuda Regulation”.

Wireline revenue.  Wireline revenue is generated by our wireline operations in Guyana, including international telephone calls into and out of that country, our integrated voice and data operations in New England, our wholesale transport operations in New York State and our wholesale long‑ distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long‑ distance or toll charges, and maintenance and equipment sales.

Wireline revenue increased by $1.2 million, or 1.4%, to $86.5 million for the year ended December 31, 2015 from $85.3 million for the year ended December 31, 2014. This increase was primarily due to a $2.1 million increase in our International Integrated Telephony segment resulting from increased broadband data revenues offset by a $0.9 decrease in our U.S. wireline segment resulting from decreases in our wholesale long-distance voice services operations.

We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to be negatively impacted, principally through the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana enacting legislation to such effect or a modification, revocation or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, and increased wholesale transport services and large enterprise and agency sales in the United States.

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

Renewable energy revenue was $21.0 million for the year ended December 31, 2015 and is attributable to our Ahana Acquistion in December 2014.

Our PPAs, which are typically priced at or below then-prevailing local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows, which should continue over their average remaining life.  For these reasons, we expect that Renewable Energy revenue from our current portfolio of commercial solar projects will remain fairly consistent in future periods.

Equipment and other revenue.  Equipment and other revenue represent revenue from wireless equipment sales, primarily handsets, to retail telecommunications customers and other miscellaneous revenue items.

Equipment and other revenue increased by $1.4 million, or 15.2%, from $9.4 million to $10.8 million for the years ended December 31, 2014 and December 31, 2015, respectively. Equipment and other revenue increased in both our U.S. Wireless segment’s retail operations and in our International Integrated Telephony segment by $1.1 million and $1.0 million, respectively, as a result of increased subscriber additions and demand for handsets. These increases, however, were offset by a $0.3 million decrease in our Island Wireless segment as a result of our sale of our operations in Turks and Caicos in March 2015 and a decrease in subscribers within the other Island Wireless locations purchasing handsets.

We believe that equipment and other revenue could continue to increase as a result of gross subscriber additions, continued growth in smartphone penetration and continued customer incentives such as device subsidies.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, customer bad debt expense, telecommunications spectrum, fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $4.0 million, or 5.2%, from $77.9 million for the year ended December 31, 2014 to $81.9 million for the year ended December 31, 2015. Our U.S. Wireless segment reported an increase of $5.9 million in these costs as the result of increased data traffic volumes, costs related to additional technologies and the expansion and upgrade of our networks.  Termination and access fees also increased as a result of our Renewable Energy business, acquired in December 2014, which recorded $1.3 million of these costs.  These increases were partially offset by decreases of $1.0 million in our International Integrated Telephony segment as a result of non-recurring reductions in bandwidth costs, a $0.6 million reduction in our wholesale long-distance voice services operations within our U.S. Wireline segment and $1.5 million in our Island Wireless segment, which included our operations in Turks and Caicos sold in March 2015.

Termination and access fees are expected to continue to increase in future periods with expected growth in data traffic volume.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks.

Engineering and operations expenses increased by $6.3 million, or 20.3%, from $31.0 million for the year ended December 31, 2014 to $37.2 million for the year ended December 31, 2015. The increase was primarily the result of an increase within our U.S. Wireless segment of $4.3 million to support an expanding and upgraded network and additional technologies and as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  Our International Integrated Telephony segment reported an increase in engineering and operations expenses of $2.5 million for network and billing system support, maintenance, and consulting.  These increases were offset partially by decreases in our other operating segments as a result of operating efficiencies and the sale of our operations in Turks and Caicos in March 2015.

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

Sales and marketing expenses decreased by $0.2 million, or 0.9%, from $21.7 million for the year ended December 31, 2014 to $21.5 million for the year ended December 31, 2015. Sales and marketing expenses increased by $1.7 million in our International Integrated Telephony segment as a result of additional retail stores and increased promotions and product re-branding expenses and by $0.2 million in our U.S. Wireless segment’s retail operations to support its increased revenues and subscriber base.  Such increases were offset by a reduction in sales and marketing expenses in our Island Wireless segment of $2.1 million primarily as a result of cost reduction measures and the sale of our operations in Turks and Caicos in March 2015.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses increased by $1.7 million, or 12.4%, from $13.3 million for the year ended December 31, 2014 to $15.0 million for the year ended December 31, 2015. The increase in equipment expenses is primarily as a result of increased equipment sales in our U.S. Wireless segment’s retail operations as well as in our International Integrated Telephony segment which incurred increases in equipment expenses of $1.6 million and $1.8 million, respectively.  These increases were partially offset by reduced expense in our Island Wireless segment of $1.7 million which previously included our operations in Turks and Caicos which was sold in March 2015.

We believe that equipment expenses could continue to increase as a result of the increase in demand for smartphones by our subscribers.

General and administrative expenses.  General and administrative expenses include salaries, benefits and related costs for general corporate functions including executive management, finance and administration, legal and regulatory, facilities, information technology and human resources. General and administrative expenses also include internal costs associated with our performance of due‑diligence on our pending or completed acquisitions.

General and administrative expenses increased by $7.2 million, or 13.6%, from $52.7 million for the year ended December 31, 2014 to $59.9 million for the year ended December 31, 2015. The increase was primarily the result of our newly acquired Renewable Energy business, which was acquired in December 2014 and incurred a $4.2 million increase in general and administrative expenses during the twelve months ended December 31, 2015.  Our International Integrated Telephony segment reported an increase in general and administrative expenses of $1.9 million primarily relating to one-time legal and consulting costs.  Our U.S. Wireless segment reported an increase of $1.9 million primarily as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business, which was accounted for as an offset to expense in previous periods.  These increases were partially offset by a $1.1 million decrease in our Island Wireless segment as a result of certain cost reduction measures and the sale of our operations in Turks and Caicos in March 2015.

We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.

Transaction‑ related charges.  Transaction‑related charges include the external costs, such as legal, tax and accounting, and consulting fees directly associated with acquisition and disposition‑related activities, which are expensed as incurred. Transaction related charges do not include internal costs, such as employee salary and travel‑related expenses, incurred in connection with acquisition or disposition‑related activities or any integration‑related costs.

We incurred $3.0 million and $7.2 million of transaction‑related charges during the years ended December 31, 2014 and 2015, respectively. The increase was primarily related to our pending Innovative and KeyTech transactions and our evaluation of renewable energy investment opportunities.

We expect that transaction related expenses will continue to be incurred from time to time as we continue to explore additional acquisition and investment opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $5.7 million, or 11.1%, from $51.2 million for the year ended December 31, 2014 to $56.9 million for the year ended December 31, 2015. The increase was primarily the result of a $4.7 million increase in depreciation and amortization in our Renewable Energy business which was acquired in December 2014 and a $3.3 million increase in depreciation expense in our U.S. Wireless segment as a result of certain network expansions.  Our corporate overhead incurred an increase of $1.0 million to support our expanding operations.  These increases were partially offset by a decrease of $2.3 million in our Island Wireless segment primarily as a result of our sale of operations in Turks and Caicos in March 2015 and a decrease in our International Integrated Telephony segment of $0.9 million as a result of certain equipment becoming fully depreciated during 2015.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our networks and build or acquire solar power generating facilities.

Gain on disposition of long‑lived assets.  During the year ended December 31, 2015, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment and recognized a gain on such disposition of $2.8 million.

Interest income.  Interest income represents interest earned on our cash, cash equivalents, and restricted cash balances.

Interest income decreased $0.2 million from $0.8 million to $0.6 million for the years ended December 31, 2014 and 2015, respectively. We expect that interest income will remain consistent in future periods.

Interest expense.  Interest expense represents commitment fees and interest incurred on our outstanding credit facilities and interest incurred on the term loans we assumed in our Ahana Acquisition.

Interest expense increased $2.0 million from $1.2 million to $3.2 million for the years ended December 31, 2014 and 2015, respectively. This increase was primarily the result of the interest incurred on project debt we assumed in connection with the Ahana Acquisition.

We expect that interest expense will remain consistent in future periods.

Loss on deconsolidation of subsidiary.  During March 2015, we completed the sale of certain assets and liabilities operated in Turks and Caicos and recorded a loss on the disposition and related deconsolidation of this subsidiary of approximately $19.9 million primarily as a result of the expensing of our minority holders’ non-controlling interests in our Turks and Caicos operations.

Other income (expense), net.    Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. For the year ended December 31, 2014, other income (expense), net included a $1.1 million foreign exchange gain.

Income taxes.  Our effective tax rates for the years ended December 31, 2014 and 2015 were 32.7% and 43.0%, respectively. Our effective tax rate increased in 2015 primarily due to the loss on the deconsolidation of our Turks and Caicos business. This loss was generated in a non-tax foreign jurisdiction for which we receive no tax benefit.  Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Gain on sale of discontinued operations, net of tax.  Gain on disposal of discontinued operations, net of tax of $1.1 million for the years ended December 31, 2014 and 2015, relates to the gain on the sale of our Alltel business which was sold on September 20, 2013.

Net income attributable to non‑controlling interests.    Net income attributable to non-controlling interests reflected an allocation of $11.0 million and $16.2 million of income generated by our less–than-wholly owned subsidiaries for the twelve months ended December 31, 2014 and 2015, respectively.  Of this $5.2 million increase, $1.8 million was the result of increased net income at our less-than-wholly owned retail operations in our U.S. Wireless segment, $1.5 million was the result of our renewable energy operations, which were acquired in December 2014 and $2.5 million was the result of our operations in Turks and Caicos which were sold in March 2015. These increases were partially offset by a decrease of $0.6 million in our other less-than-wholly owned operations.

Net income attributable to Atlantic Tele‑Network, Inc. stockholders.  Net income attributable to Atlantic Tele‑Network, Inc. stockholders decreased from $48.2 million for the year ended December 31, 2014 to $16.9 million for the year ended December 31, 2015.

On a per share basis, net income decreased from $3.01 per diluted share to $0.96 per diluted share for the years ended December 31, 2014 and 2015, respectively. The years ended December 31, 2014 and 2015 include net income per diluted share of $0.07 and $0.02, respectively, relating to the gain, net of tax, on the sale of our discontinued operations.

Results of Operations

Years Ended December 31, 2013 and 2014

			Amount of	Percent
	Year ended December 31,		Increase	Increase
	2013	2014	(Decrease)	(Decrease)
REVENUE:
U.S. wireless	$107,930	$153,040	$45,110	41.8%
International wireless	91,432	88,650	(2,782)	(3.0)
Wireline	84,585	85,284	699	0.8
Equipment and other	8,888	9,373	485	5.5
Total revenue	$292,835	$336,347	$43,512	14.9%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	70,159	77,888	7,729	11.0
Engineering and operations	27,913	30,954	3,041	10.9
Sales and marketing	18,226	21,664	3,438	18.9
Equipment expense	13,013	13,338	325	2.5
General and administrative	49,066	52,734	3,668	7.5
Transaction‑related charges	2,712	2,959	247	9.1
Depreciation and amortization	48,737	51,234	2,497	5.1
Impairment of Intangible Assets	—	—	—	—
Gain on disposition of long lived asset	(1,076)	—	1,076	(100.0)
Total operating expenses	$228,750	$250,771	$22,021	9.6%
Income from operations	$64,085	$85,576	$21,491	33.5%
OTHER INCOME (EXPENSE):
Interest income	852	788	(64)	(7.5)
Interest expense	(12,785)	(1,208)	11,577	(90.6)
Unrealized loss on interest rate derivative contracts	(5,408)	—	5,408	(100.0)
Other income (expense), net	(271)	1,012	1,283	(473.4)
Other income (expense), net	$(17,612)	$592	$18,204	(103.4)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,473	86,168	39,695	85.4
Income tax expense	9,536	28,148	18,612	195.2
INCOME FROM CONTINUING OPERATIONS	36,937	58,020	21,083	57.1
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	5,166	—	(5,166)	(1,000.0)
Gain on disposal of discontinued operations, net of tax	307,102	1,102	(306,000)	(99.6)
Income from discontinued operations	$312,268	$1,102	$(311,166)	(99.6)%
NET INCOME	349,205	59,122	(290,083)	(83.1)
Net income attributable to non‑controlling interests, net of tax:
Continuing operations	(7,989)	(10,970)	(2,981)	37.3
Discontinued operations	(601)	—	601	(100.0)
Disposal of discontinued operations	(28,899)	—	28,899	(100.0)
	$(37,489)	$(10,970)	$26,519	(70.7)%
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE‑NETWORK, INC. STOCKHOLDERS	$311,716	$48,152	$(263,564)	(84.6)%

U.S. wireless revenue.  Our U.S. wireless revenue increased to $153.0 million for the year ended December 31, 2014 from $107.9 million for the year ended December 31, 2013, an increase of $45.1 million or 41.8%. The revenue growth was a result of an increase in the demand for data services and an increase in our base stations from approximately 600 as of December 31, 2013 to approximately 760 as of December 31, 2014. Revenue growth was also enhanced as we upgraded our network capacities and data speeds at many of our cell sites, enabling higher data volumes as compared to 2013.

International wireless revenue.  International wireless revenue decreased by $2.8 million, or 3.0%, to $88.6 million for the year ended December 31, 2014, from $91.4 million for the year ended December 31, 2013. This decrease was mainly due to a decrease in market share within our International Integrated Telephony segment which resulted in a $3.5 million decrease in wireless revenue as well as a decline in roaming revenue in Bermuda and the Caribbean. This decrease was partially offset by a $0.7 million increase in our Island wireless segment as a result of increased subscribers.

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

Equipment and other revenue.  Equipment and other revenue increased by $0.5 million, or 5.6%, from $8.9 million to $9.4 million for the years ended December 31, 2013 and December 31, 2014, respectively. Equipment and other revenue increased in our U.S. Wireless segment’s retail operations and in our Island Wireless segment, by $0.5 million and $0.2 million, respectively, as a result of increased demand for handsets. These increases, however, were offset by a $0.7 million decrease in our International Integrated Telephony segment as a result of a decrease in subscribers. Our Renewable Energy segment reported $0.4 million of revenue which represents revenue generated subsequent to Ahana Acquisition on December 24, 2014.

Termination and access fee expenses.  Termination and access fees increased by $7.7 million, or 11.0%, from $70.2 million for the year ended December 31, 2013 to $77.9 million for the year ended December 31, 2014. Our U.S. Wireless segment reported an increase in its termination and access fees of $5.4 million as a result of its network expansion which increased traffic volume. Our fiber network expansion in New York State and an increase in our wholesale transport operations resulted in an increase in termination and access fees within our U.S. Wireline segment of $2.9 million. The remaining increase was generated by our Island Wireless segment as a result of increased roaming costs, partially offset by a decrease in our International Integrated Telephony segment as a result of decreased traffic volume.

Engineering and operations expenses.  Engineering and operations expenses increased by $3.0 million, or 10.9%, from $27.9 million for the year ended December 31, 2013 to $30.9 million for the year ended December 31, 2014, primarily as a result of the continued implementation of our new billing system in our International Integrated Telephony segment.

Sales and marketing expenses.  Sales and marketing expenses increased by $3.4 million, or 18.7%, from $18.2 million for the year ended December 31, 2013 to $21.6 million for the year ended December 31, 2014. Sales and marketing expenses increased within all of our segments but primarily in our U.S. Wireless segment’s retail operations, where expanded marketing and advertising campaigns in the latter half of 2013 led to an increase of $2.3 million in these costs.

Equipment expenses.  Equipment expenses increased by $0.3 million, or 2.5%, from $13.0 million for the year ended December 31, 2013 to $13.3 million for the year ended December 31, 2014. The increase in equipment expenses is primarily the result of increased demand for handset devices in our U.S. Wireless segment’s retail operations which resulted in an increase of $1.3 million partially offset by decreased costs in our International Integrated Telephony segment as a result of fewer subscribers.

General and administrative expenses.  General and administrative expenses increased by $3.7 million, or 7.5%, from $49.0 million for the year ended December 31, 2013 to $52.7 million for the year ended December 31, 2014 as a result of an increase in overhead costs within primarily all of our operating segments as well as the parent company which absorbed additional costs that were shared with the Alltel business which was sold in September 2013.

Transaction‑ related charges.  We incurred $2.7 million and $3.0 million of transaction‑related charges during the years ended December 31, 2013 and 2014, respectively. The 2013 charges primarily related to the sale of our Alltel business while the 2014 charges primarily related to our Ahana Acquisition.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $2.5 million, or 5.1%, from $48.7 million for the year ended December 31, 2013 to $51.2 million for the year ended December 31, 2014. The increase is the result of network expansions within all of our reporting segments partially offset by a decrease of $0.5 million in our International Telephony segment as certain assets in that segment became fully depreciated in 2014.

Gain on disposition of long‑lived assets.  During the year ended December 31, 2013, we sold certain network assets and telecommunications licenses in our U.S. Wireless segment for proceeds of $1.5 million and recognized a gain on such disposition of $1.1 million.

Interest income.  Interest income decreased from $0.9 million to $0.8 million for the years ended December 31, 2013 and 2014, respectively.

Interest expense.  Interest expense decreased $11.6 million from $12.8 million to $1.2 million for the years ended December 31, 2013 and 2014, respectively. The decrease was primarily a result of the repayment of our long‑term debt and the termination of our interest rate derivative contracts on September 20, 2013. The year ended December 31, 2013 also included a $4.7 million charge relating to the expensing of deferred financing costs upon the repayment of our term loans.

Unrealized loss on interest rate derivative contracts.  As a result of the repayment of our variable‑rate term loans on September 20, 2013, our interest rate derivatives were terminated. Accordingly, we recognized a loss on our interest rate derivative contracts of $5.4 million during the year ended December 31, 2013.

Other income (expense), net.  Other income (expense), net was $0.3 million of expense and $1.0 million of income for the years ended December 31, 2013 and 2014, respectively. For the year ended December 31, 2014, other income (expense), net includes a $1.1 million foreign currency exchange gain.

Income taxes.  Our effective tax rates for the years ended December 31, 2013 and 2014 were 20.5% and 32.7%, respectively. The year ended December 31, 2013 includes a tax benefit of $8.6 million related to the non‑recurring write‑down of an intercompany note receivable. This item had an 18.1% benefit to our effective tax rate for the year ended December 31, 2013. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

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

Net income attributable to non‑controlling interests.  Net income attributable to non‑controlling interests reflected an allocation of $37.5 million and $11.0 million of income generated by our less than wholly‑owned subsidiaries for the years ended December 31, 2013 and 2014, respectively. During the year ended December 31, 2013, we recorded $0.6 million of net income attributable to non‑controlling interests relating to our discontinued operations and $28.9 million of net income attributable to non‑controlling interests relating to the gain on the sale of discontinued operations.

Net income attributable to Atlantic Tele‑Network, Inc. stockholders.  Net income attributable to Atlantic Tele‑Network, Inc. stockholders decreased from $311.7 million for the year ended December 31, 2013 to $48.2 million for the year ended December 31, 2014. For the years ended December 31, 2013 and 2014, net income attributable to Atlantic Tele‑Network, Inc. stockholders included a gain on the sale of discontinued operations of $278.2 million and $1.1 million, respectively, net of tax and non‑controlling interests. The year ended December 31, 2013 also includes $3.5 million of income from discontinued operations, net of tax and non‑controlling interests.

On a per share basis, net income decreased from $19.71 per diluted share to $3.01 per diluted share for the years ended December 31, 2013 and 2014, respectively. The years ended December 31, 2013 and 2014 include net income per diluted share of $17.59 and $0.07, respectively, relating to the gain, net of tax, on the sale of our discontinued operations. The year ended December 31, 2013 also includes $0.29 of income from discontinued operations, net of tax and non‑controlling interests.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations. For a discussion of ongoing proceedings, see Note 15 to the Consolidated Financial Statements included in this Report.

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

For the years ended December 31, 2014 and 2015, we spent approximately $58.3 million and $64.8 million, respectively, on capital expenditures. The following details our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Year ended December 31,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$33,446	$10,646	$6,064	$4,680	$—	$3,464	$58,300
2015	29,741	14,549	8,255	7,847	38	4,323	64,753

We are continuing to invest in upgrading and expanding our telecommunications networks in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that telecom capital expenditures for the year ended December 31, 2016 will be between $60 million and $70 million.  Capital expenditures in our Renewable Energy segment are more difficult to project, however we expect to actively pursue further investments in this segment.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from our operations.

Acquisitions and investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. As discussed above, we expected to fund our pending KeyTech Transaction with $42.0 million of cash.  In regard to the pending acquisition of Caribbean Asset Holding, LLC, we expect to fund $85.0 million payable in cash and have the option to finance the remaining $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative.

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

As of December 31, 2015, we had approximately $398.3 million in cash, cash equivalents and restricted cash. Of this amount,  $93.3 million was held by our foreign subsidiaries and is permanently invested outside the United States.  In addition, we have approximately $32.9 million of debt as of December 31, 2015. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.  We have historically used cash‑on‑hand to make payments for income taxes.  The Company’s policy is to indefinitely reinvest the undistributed earnings of its foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the year ended December 31, 2015, our Board declared dividends to our stockholders, which includes a $0.32 per share dividend declared on December 8, 2015, and paid on January 8, 2016, of $16.8 million. We have declared quarterly dividends for the last 69 fiscal quarters.

Stock repurchase plan.  Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through December 31, 2015. Our last repurchase of our common stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Debt Service and Other Contractual Commitments Table.  The following table discloses aggregate information about our debt, lease and other obligations as of December 31, 2015 and the periods in which payments are due:

		Less Than			More Than
Contractual Obligations	Total	1 Year	1 – 3 Years	4 – 5 Years	5 Years
	(In thousands)
Debt	$32,455	$6,284	$12,795.0	$6,741	$6,635
Pension obligations	8,767	643	2,038.1	800.0	5,285.7
Mobility fund grants	3,764	3,619	145	—	—
Operating lease obligations	94,358	25,046	38,673	17,079	13,560
Total	$139,344	$35,592	$53,651	$24,620	$25,481

We have omitted uncertain income tax liabilities from this table due to the inherent uncertainty regarding the timing of potential issue resolution. Specifically, either the underlying positions have not been fully developed enough under audit to quantify at this time or the years relating to the issues for certain jurisdictions are not currently under audit. At December 31, 2015, we had $18.9 million of gross unrecognized tax benefits which $12.4 million was included in “Other Liabilities” and $6.5 million is included in “Accrued Taxes” in the consolidated balance sheet.

Sources of Cash

Total liquidity at December 31, 2015.    As of December 31, 2015, we had approximately $398.3 million in cash, cash equivalents and restricted cash, an increase of $26.9 million from the December 31, 2014 balance of $371.4 million. The increase is primarily attributable to cash provided by our operating activities of $139.2 million partially offset by cash used for capital expenditures of $64.8 million, cash used for acquisitions of $12.0 million, and cash used in financing activities of $41.4 million.  As discussed above we expect to fund our pending acquisitions of KeyTech and Caribbean Asset Holdings with an aggregate of $127.0 million of cash.

Cash provided by operations.  Cash provided by operating activities was $139.2 million during the year ended December 31, 2015, an increase of $61.2 million from the $78.0 million provided by operating activities during the year ended December 31, 2014. The increase in cash flow from operations of $61.2 million was primarily the result of an increase in the change in accounts receivable of $27.0 million, and an increased change in accrued taxes of $43.4 million (which was driven by tax payments made in 2014 in connection with or sale of the Alltel business in September 2013).  These increases in cash flow from operations were partially offset by a decrease in net income of $25.9 million for the year ended December 31, 2015.

Cash used in investing activities. Cash used in investing activities was $32.0 million for the year ended December 31, 2015.  Cash used in investing activities was $74.5 million for the year ended December 31, 2014.  The decrease in cash used in investing activities of $42.5 million was primarily the result of $56.2 million used in 2014 to fund the Ahana acquisition (as compared to $12.0 million in 2015) and $4.5 million received from the 2014 disposition of certain assets.  Offsetting these decreases was an increase in capital expenditures of $6.5 million.

Cash used in financing activities.    Cash used in financing activities increased by $7.5 million, from $33.9 million for the year ended December 31, 2014 to $41.4 million for the year ended December 31, 2015.  This increase was predominately the result of repayments of $6.0 million of debt we assumed in connection with the Ahana Acquisition.

On December 19, 2014, we amended and restated our credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225.0 million revolving credit facility (the “Amended Credit Facility”) that includes (i) up to $10 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25.0 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10.0 million under a swingline sub-facility.

Amounts we may borrow under the Amended Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Amended Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Amended Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Agreement) of our indebtedness to EBITDA. Under the terms of the Amended Credit Facility, we must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

On January 11, 2016, we amended the Amended Credit Facility to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech Limited in an aggregate amount not to exceed $13.0 million to certain of KeyTech Limited’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with our option to finance a portion of the Innovative Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Amended Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Amended Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Amended Credit Facility.

As of December 31, 2015, we had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

Acquisition of Green Lake Capital, LLC

In connection with the Ahana Acquisition on December 24, 2014, we assumed $38.9 million in debt (the “Ahana Debt”). The Ahana Debt includes multiple loan agreements with banks that bear interest at rates between 4.5% and 6.0%, mature at various times between 2018 and 2023 and are secured by certain solar facilities. Repayment of the Ahana Debt with the banks is made on a monthly basis until maturity.

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

Restrictions under Amended Credit Facility.  Our Amended Credit Facility contains customary representations, warranties and covenants, including covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2015, we were in compliance with all of the financial covenants of the Amended Credit Facility.

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

Pending Acquisitions.  As discussed above, we expected to fund our pending KeyTech Transaction with $42 million of cash.  In regard to the pending acquisition of Caribbean Asset Holding, LLC, we have the option to finance $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative. We expect to fund the remaining $85 million of the purchase price, plus any amounts not financed, in cash.

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

We apply judgment when assessing the ultimate realization of receivables, including assessing the probability of collection and the current credit‑ worthiness of customers. We establish an allowance for doubtful accounts sufficient to cover probable and reasonably estimable losses. Our estimate of the allowance for doubtful accounts considers collection experience, aging of the accounts receivable, the credit quality of customer and, where necessary, other macro‑economic factors.

Long‑Lived and Intangible Assets.  In accordance with the authoritative guidance regarding the accounting for impairments or disposals of long‑lived assets and the authoritative guidance for the accounting for goodwill and other intangible assets, we evaluate the carrying value of our long‑lived assets, including property and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to non‑current assets subject to depreciation and amortization and discounted cash flows for intangible assets not subject to amortization are less than their carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

Our estimates of the future cash flows attributable to our long‑lived assets and the fair value of our businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, we could have additional impairment charges in the future, and the amounts may be material.

We also assess the carrying value of goodwill and indefinite‑lived intangible assets on an annual basis or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. The carrying value of each reporting unit, including goodwill assigned to that reporting unit, is compared to its fair value. If the fair value of the reporting unit does not exceed the carrying value of the reporting unit, including goodwill, an analysis is performed to determine if an impairment charge should be recorded.

We performed our annual impairment assessment of our goodwill as of December 31, 2015 and it was determined that no impairment of any of our goodwill existed during the year ended December 31, 2015.

We assess the recoverability of the value of our telecommunications licenses using a market approach. We believe that our telecommunications licenses generally have an indefinite life based on historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. If the value of these assets was impaired by some factor, such as an adverse change in the subsidiary’s operating market, we may be required to record an impairment charge. We test the impairment of our telecommunications licenses annually or more frequently if events or changes in circumstances indicate that such assets might be impaired. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis.

We performed our annual impairment assessment of our telecommunications licenses as of December 31, 2015 and it was determined that no impairment of any of our telecommunications licenses existed during the year ended December 31, 2015.

Contingencies.  We are subject to proceedings, lawsuits, tax audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business as further described in Note 15 to the Consolidated Financial Statements included in this Report. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accruals required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter. We estimate these contingencies amount to approximately $33.2 million at December 31, 2015.  We believe that some adverse outcome is probable and have accordingly accrued $5.0 million as of December 31, 2015 for these matters.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014- 08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014- 08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014- 08 requires expanded disclosures regarding discontinued operations. This standard was effective prospectively for reporting periods beginning after December 15, 2014. See Note 5 to the Consolidated Financial Statements included in this Report for a discussion of the Company’s sale of certain assets and liabilities of its Turks and Caicos business.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.  We are currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The standard is effective beginning January 1, 2017, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect ASU 2015-05 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which provides updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect ASU 2015-16 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)”, which provides comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.   ASU 2016-2 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.  The only foreign currency for which we have a material exposure is the Guyana dollar, because a significant portion of our Guyana revenues and expenditures are transacted in Guyana dollars. The Guyana exchange rate remained relatively constant at approximately 205 Guyana dollars to 1 U.S. dollar from 2004 through May 2013. Beginning in May 2013, the exchange rate began to increase and ended at a rate of approximately $210 Guyana dollars to 1 U.S. dollar as of December 31, 2014.  The exchange rate remained consistent at $210 Guyana dollars to 1 U.S. dollar throughout 2015. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of December 31, 2015, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Amended Credit Facility.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section to this Report. See “Item 15. Exhibits, Financial Statement Schedules.”

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) and 15d‑15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its

assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

Our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F‑2.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 26, 2016, the Company and Mssrs. Justin Benincasa, Leonard Slap and William Kreisher, entered into severance agreements in the form filed herewith as Exhibit 10.20 and the Company and Mr. Michael Prior entered into a severance agreement as filed herewith as Exhibit 10.21 (collectively, the “Executive Severance Agreements”). The Executive Severance Agreements provide each executive with severance pay upon termination as described therein in exchange for standard covenants of confidentiality, non-competition, non-solicitation and non-circumvention for a one year-period following termination and a standard release and waiver of claims.  In the event of an involuntary termination without “cause” and in the absence of a “change in control” (each as defined in the Executive Severance Agreements), each executive would be entitled to (i) severance pay in the amount of one times his base salary (and in the case of the Chief Executive Officer, or CEO, one and a half times his base salary) and (ii) COBRA continuation coverage at a rate equal to the rate paid by active employees during the twelve months following the termination (eighteen months in the case of the CEO). In the event of an involuntary termination either three months prior to or twelve months (eighteen months in the case of the CEO) following a change in control (as defined in the Executive Severance Agreements), such executive would be entitled to (i) severance pay in the amount of one times (and in the case of the CEO, one and a half times) his base salary, (ii) such executive’s maximum target incentive compensation for such year (and in the case of the CEO, one a half times such target), excluding any eligible amounts of equity compensation, (iii) COBRA continuation coverage at a rate equal to the rate paid by active employees during the twelve months following the termination (eighteen months in the case of the CEO) and (iv) the immediate vesting of all restricted stock or stock options held by such executive.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors as of February 29, 2016:

Name	Age	Position
Michael T. Prior	51	President, Chief Executive Officer and Director
Justin D. Benincasa	53	Chief Financial Officer
Barry C. Fougere	51	Senior Vice President, Business Operations
William F. Kreisher	53	Senior Vice President, Corporate Development
Leonard Q. Slap	56	Senior Vice President, General Counsel and Secretary
Cornelius B. Prior, Jr.	82	Chairman
Martin L. Budd	75	Director
Michael T. Flynn	67	Director
Liane J. Pelletier	58	Director
Charles J. Roesslein	67	Director

Executive Officers

Michael T. Prior has been our President and Chief Executive Officer since December 2005 and an officer of the Company since June 2003. He was elected to the Board in May 2008. Previous to joining the Company, Mr. Prior was a partner with Q Advisors LLC, a Denver based investment banking and financial advisory firm focused on the technology and telecommunications sectors.  Mr. Prior began his career as a corporate attorney with Cleary Gottlieb Steen & Hamilton LP in London and New York.  He received a B.A. degree from Vassar College and a J.D. degree summa cum laude from Brooklyn Law School.  Mr. Prior currently serves on the Board of Directors of the Competitive Carriers Association.  In 2008, Mr. Prior was named Entrepreneur of the Year for the New England Region by Ernst & Young LLP and One of America's Best CEOs by DeMarche Associates, Inc.

Justin D. Benincasa is our Chief Financial Officer.  Prior to joining us in May 2006, Mr. Benincasa was a Principal at Windover Development, LLC since 2004. From 1998 to 2004, he was Executive Vice President of Finance and Administration at American Tower Corporation, a leading wireless and broadcast communications infrastructure company, where he managed finance and accounting, treasury, IT, tax, lease administration and property management. Prior to that, he was Vice President and Corporate Controller at American Radio Systems Corporation and held accounting and finance positions at American Cablesystems Corporation. Mr. Benincasa holds an M.B.A. degree from Bentley University and a B.A. degree from the University of Massachusetts.

Barry C. Fougere is our Senior Vice President, Business Operations. Prior to joining us in 2014, Mr. Fougere served as a Partner in multiple advisory services firms (A.T.Kearney, Heidrick & Struggles, Cambridge Strategic Management Group and Sunapee Advisors,) where he focused on telecommunications, high tech, and other technology‑enabled client companies. Mr. Fougere has also served as Chief Executive Officer of several smaller information‑ and technology‑intensive companies (Colubris Networks, BigBelly Solar and BroadStar Energy Solutions). Mr. Fougere serves on the Boards of a number of industry and nonprofit organizations, including the Massachusetts Technology Leadership Council. He holds an M.B.A. degree from the Kellogg School and an M.E.M. degree from the McCormick School of Northwestern University, an M.S. degree in mechanical engineering from Rensselaer Polytechnic Institute and a B.S. degree in mechanical engineering from Worcester Polytechnic Institute.

William F. Kreisher is our Senior Vice President, Corporate Development. Prior to joining us in 2007, Mr. Kreisher was Vice President—Corporate Development at Cingular Wireless (now AT&T Mobility) since 2004. He was part of the corporate development team at Cingular since its formation and spent five years at Bell South before that as a Director of Finance, the acting Chief Financial Officer at its broadband and video division, and as a senior manager in its mergers and acquisitions group. Mr. Kreisher is a more than twenty‑five year veteran of the telecommunications industry, having also worked with MCI Telecommunications and Equant. Mr. Kreisher holds a Masters in Business Administration from Fordham University and a Bachelor of Arts degree from the Catholic University of America.

Leonard Q. Slap is our Senior Vice President and General Counsel. Prior to joining us in May 2010, Mr. Slap was a partner at the law firm of Edwards Angell Palmer & Dodge LLP, where for twenty‑five years he represented investors and companies in a variety of U.S. and international business transactions, including venture capital and private equity investments, mergers and acquisitions, debt financings and workouts. Mr. Slap focused on transactions involving U.S. and international communications businesses, including broadcast, wireline, wireless broadband telecommunications, information technology and other media. Mr. Slap received a B.S. degree, magna cum laude, from Boston College and a J.D. degree, with honors, from George Washington University School of Law.

Non-Employee Directors

Cornelius B. Prior, Jr. is the Chairman of our Board of Directors. He served as our Chief Executive Officer and Chairman of the Board from 1998 through December 2005, at which time he retired as Chief Executive Officer. Mr. Prior has served as the Chairman of CANTO (the Caribbean Association of National Telecommunication Organizations) and presently is the Chairman of CCAA (Caribbean and Central American Action). He was a managing director and stockholder of Kidder, Peabody & Co. Incorporated, where he directed the Telecommunications Finance Group. A former Naval Officer and Fulbright Scholar, Mr. Prior started his career as an attorney with Sullivan & Cromwell in New York. He is a Trustee of Holy Cross College and former member of the Visiting Committee to Harvard Law School. He resides in St. Thomas, US Virgin Islands, where he is Chairman of the Forum, a not-for-profit arts organization, and Honorary Trustee of the Antilles School. He is also a Director of the Kneissel Music School in Blue Hill, Maine and  a director of the University of North Carolina Medical School Ophthalmology Research Institute. He is the father of Michael T. Prior, our President and Chief Executive Officer. Mr. Prior earned his legal degree from the Harvard Law School.

Martin L. Budd has been a director of ours since May 2007, and is the Chair of our Compensation Committee and a member of our Audit and Nominating Committees. He retired as a partner of the law firm of Day, Berry and Howard LLP (now Day Pitney LLP) effective December 31, 2006. Mr. Budd chaired that firm’s Business Law Department and its Business Section and had particular expertise in federal securities laws, merger and acquisition transactions and strategic joint ventures. Mr. Budd is chairman of the Connecticut Appleseed Center for Law and Justice and has served on the Legal Advisory Board of the National Association of Securities Dealers. He is a member of the National Executive Committee of the Anti-Defamation League and is the former chairman, and currently serves as a member of, the Board of Trustees of the Hartford Seminary. Mr. Budd earned his legal degree from the Harvard Law School.

Michael T. Flynn has been a director of ours since June 2010 and is a member of our Audit and Compensation Committees. He is currently a director of Airspan Networks, Inc., a provider of wireless broadband equipment and CALIX, Inc., a manufacturer of broadband equipment. Mr. Flynn has forty years of experience in the telecommunications wireline and wireless businesses, and spent ten years as an officer at Alltel Corporation prior to his retirement in 2004. He also previously served as an officer of Southwestern Bell Telephone Co. and its parent SBC Communications from 1987 to 1994. Mr. Flynn has previously served on the board of directors of WebEx Communications, Inc., a provider of internet collaboration services, Equity Media Holding Corporation, an owner and operator of television stations throughout the United States, iLinc Communications, Inc., a provider of SaS web collaboration and GENBAND, a worldwide leader of next generation network systems. Mr. Flynn received a Bachelor of Science degree in Industrial Engineering from Texas A&M University and attended the Dartmouth Institute and the Harvard Graduate School of Business’ Advanced Management Program.

Liane J. Pelletier has been a director of ours since June 2012, and is the Chair of our Nominating Committee. Ms. Pelletier has over twenty-five years of experience in the telecommunications industry. From October 2003 through April 2011, she served as the Chief Executive Officer and Chairman of Alaska Communications Systems and prior to that time, served as the former Senior Vice President of Corporate Strategy and Business Development for Sprint Corporation. Ms. Pelletier earned her M.S. in Management at the Sloan School of Business at the Massachusetts Institute

of Technology and a B.A. in Economics, magna cum laude, from Wellesley College. Ms. Pelletier currently serves on the Board of Directors of Expeditors International and as President of the National Association of Corporate Directors (“NACD”), Northwest Chapter. Ms. Pelletier is a NACD Board Leadership Fellow.

Charles J. Roesslein has been a director of ours since April 2002 and is the Chair of our Audit Committee and a member of our Compensation and Nominating Committees. He has been a director of National Instruments Corporation since July 2000 and was the Co-Founder and Chief Executive Officer of Austin Tele-Services Partners, LP, a telecommunications provider, from 2004 to January 2016. He is a retired officer of SBC Communications. Mr. Roesslein previously served as Chairman of the Board of Directors, President and Chief Executive Officer of Prodigy Communications Corporation from June of 2000 until December of 2000. He served as President and Chief Executive Officer of SBC-CATV from October 1999 until May 2000, and as President and Chief Executive Officer of SBC Technology Resources from August 1997 to October 1999.

Additional information required by this Item 10 regarding our directors and executive officers will be set forth in our Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (or “2016 Proxy Statement”) under “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. Required information regarding our audit committee financial experts and identification of the audit committee of our Board of Directors will be set forth in our 2016 Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

Information regarding our Code of Ethics applicable to our principal executive officer, our principal financial officer, our controller and other senior financial officers appears in Item 1 of this Report under the caption “Business—Available Information.”

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item 11 regarding executive and director compensation will be set forth in our 2016 Proxy Statement under “Executive Officer Compensation” and “Director Compensation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 regarding security ownership of certain beneficial owners, directors and executive officers will be set forth in our 2016 Proxy Statement under “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Information required by this Item 12 regarding our equity compensation plans will be set forth in our 2016 Proxy Statement under “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions will be set forth in our 2016 Proxy Statement under “Related Person Transactions” and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 regarding auditor fees and services will be set forth in our 2016 Proxy Statement under “Independent Auditor” and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
(1)

Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F‑1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item 15.

(2)	Schedule II. Valuation and Qualifying Accounts.
(3)	Exhibits. See Index to Exhibits. The exhibits listed in the Index to Exhibits immediately preceding the exhibits are filed herewith in response to this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Beverly, Massachusetts on the 29th day of February, 2016.

Atlantic Tele‑Network, Inc.
By:	/s/ Michael T. Prior

Michael T. Prior
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February, 2016.

Signature	Title
/s/ Michael T. Prior	President, Chief Executive Officer and Director
Michael T. Prior	(Principal Executive Officer)

/s/ Justin D. Benincasa	Chief Financial Officer
Justin D. Benincasa	(Principal Financial and Accounting Officer)

/s/ Cornelius B. Prior, Jr.	Chairman
Cornelius B. Prior, Jr.

/s/ Martin L. Budd	Director
Martin L. Budd

/s/ Michael T. Flynn	Director
Michael T. Flynn

/s/ Liane J. Pelletier	Director
Liane J. Pelletier

/s/ Charles J. Roesslein	Director
Charles J. Roesslein

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

December 31, 2013, 2014 and 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of

Atlantic Tele‑Network, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Atlantic Tele-Network, Inc. and its subsidiaries at December 31, 2015 and December 31 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the classification of deferred taxes in the consolidated balance sheet in 2015.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 29, 2016

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2015

(In Thousands, Except Share Data)

	December 31,
	2014	2015
ASSETS
Current Assets:
Cash and cash equivalents	$326,216	$392,045
Restricted cash	39,703	824
Accounts receivable, net of allowances of $11.3 million and $9.3 million, respectively	52,873	39,020
Materials and supplies	10,546	8,220
Deferred income taxes	2,588	—
Prepayments and other current assets	19,273	28,383
Assets of discontinued operations	175	—
Total current assets	451,374	468,492
Fixed Assets:
Property, plant and equipment	763,417	807,247
Less accumulated depreciation	(393,835)	(433,744)
Net fixed assets	369,582	373,503
Telecommunication licenses, net	44,090	43,468
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,496	1,081
Restricted cash	5,475	5,477
Other assets	7,519	7,489
Total assets	$925,030	$945,004
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,083	$6,284
Accounts payable and accrued liabilities	61,737	44,137
Dividends payable	4,631	5,142
Accrued taxes	5,667	9,181
Advance payments and deposits	7,898	9,459
Deferred income taxes	213	—
Other current liabilities	16,593	10,152
Liabilities of discontinued operations	1,247	—
Total current liabilities	104,069	84,355
Deferred income taxes	30,366	45,406
Other liabilities	19,619	26,944
Long-term debt, excluding current portion	32,794	26,575
Total liabilities	186,848	183,280
Commitments and contingencies (Note 15)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,647,334 and 16,828,576 shares issued, respectively, and 15,925,748 and 16,067,736 shares outstanding, respectively	166	168
Treasury stock, at cost; 721,586 and 760,840 shares, respectively	(15,549)	(18,254)
Additional paid-in capital	145,563	154,768
Retained earnings	549,963	547,321
Accumulated other comprehensive loss	(2,921)	(3,704)
Total Atlantic Tele-Network, Inc. stockholders’ equity	677,222	680,299
Non-controlling interests	60,960	81,425
Total equity	738,182	761,724
Total liabilities and equity	$925,030	$945,004

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the Years Ended December 31, 2013, 2014 and 2015

(In Thousands, Except Per Share Data)

	December 31,
	2013	2014	2015
REVENUE:
U.S. wireless	$107,930	$153,040	$155,390
International wireless	91,432	88,650	81,652
Wireline	84,585	85,284	86,485
Renewable energy	—	—	21,040
Equipment and other	8,888	9,373	10,802
Total revenue	292,835	336,347	355,369
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	70,159	77,888	81,928
Engineering and operations	27,913	30,954	37,244
Sales and marketing	18,226	21,664	21,466
Equipment expense	13,013	13,338	14,997
General and administrative	49,066	52,734	59,890
Transaction-related charges	2,712	2,959	7,182
Depreciation and amortization	48,737	51,234	56,890
Gain on disposition of long-lived assets	(1,076)	—	(2,823)
Total operating expenses	228,750	250,771	276,774
Income from operations	64,085	85,576	78,595
OTHER INCOME (EXPENSE)
Interest income	852	788	588
Interest expense	(12,785)	(1,208)	(3,180)
Loss on interest rate derivative contracts	(5,408)	—	—
Loss on deconsolidation of subsidiary	—	—	(19,937)
Other income , net	(271)	1,012	135
Other income (expense), net	(17,612)	592	(22,394)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,473	86,168	56,201
Income taxes	9,536	28,148	24,137
INCOME FROM CONTINUING OPERATIONS	36,937	58,020	32,064
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	5,166	—	—
Gain on sale of discontinued operations, net of tax	307,102	1,102	1,092
Income from discontinued operations, net of tax	312,268	1,102	1,092
NET INCOME	349,205	59,122	33,156
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(7,989)	(10,970)	(16,216)
Discontinued operations	(601)	—	—
Disposal gain on sale of discontinued operations	(28,899)	—	—
Net income attributable to non-controlling interests, net of tax:	(37,489)	(10,970)	(16,216)
NET INCOME ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$311,716	$48,152	$16,940
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$1.84	$2.96	$0.99
Discontinued operations:
Discontinued operations	$0.29	$—	$—
Gain on sale of discontinued operations	17.72	0.07	$0.07
Total discontinued operations	$18.01	$0.07	$0.07
Total	$19.85	$3.03	$1.06
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$1.83	$2.94	$0.98
Discontinued operations
Discontinued operations	$0.29	$—	$—
Gain on sale of discontinued operations	17.59	0.07	$0.07
Total discontinued operations	$17.88	$0.07	$0.07
Total	$19.71	$3.01	$1.05
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	15,704	15,898	16,022
Diluted	15,817	16,013	16,142
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$1.04	$1.12	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2013, 2014, and 2015

(in thousands)

	December 31,
	2013	2014	2015
Net income	$349,205	$59,122	$33,156
Other comprehensive income:
Foreign currency translation adjustment	(259)	4	26
Projected pension benefit obligation, net of tax expense of $0.2 million, $0.6 million and $0.7 million	(631)	(724)	(809)
Unrealized gain on interest rate swap, net of tax (benefit) of $(3.6) million	6,985	—	—
Other comprehensive income (loss), net of tax	6,095	(720)	(783)
Comprehensive income	355,300	58,402	32,373
Less: Comprehensive income attributable to non-controlling interests	(37,489)	(10,970)	(16,216)
Comprehensive income attributable to Atlantic Tele-Network, Inc.	$317,811	$47,432	$16,157

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013, 2014, and 2015

(In Thousands, Except Share Data)

					Accumulated	Total
		Treasury	Additional		Other	ATNI	Non-
	Common	Stock,	Paid In	Retained	Comprehensive	Stockholders’	Controlling	Total
	Stock	at cost	Capital	Earnings	Income/(Loss)	Equity	Interests	Equity
Balance, December 31, 2012	$160	$(5,286)	$123,253	$224,316	$(8,297)	$334,146	$60,094	$394,240
Issuance of 100,902 restricted shares of common stock	—	—	—	—	—	—	—	—
Issuance of 303,536 shares of common stock upon exercise of stock options	4	—	9,298	—	—	9,302	—	9,302
Purchase of 163,222 shares of common stock	—	(8,103)	—	—	—	(8,103)	—	(8,103)
Stock-based compensation	—	—	4,454	—	—	4,454	—	4,454
Dividends declared on common stock	—	—	—	(16,381)	—	(16,381)	(27,832)	(44,213)
Tax benefit from stock options exercised	—	—	2,101	—	—	2,101	—	2,101
Non-controlling interest in equity acquired	—	—	—	—	—	—	407	407
Investments made by minority shareholders	—	—	—	—	—	—	(13,633)	(13,633)
Comprehensive income:
Net income	—	—	—	311,716	—	311,716	37,489	349,205
Other comprehensive income, net of tax of $2,316	—	—	—	—	6,095	6,095	—	6,095
Total comprehensive income						317,811	37,489	355,300
Balance, December 31, 2013	164	(13,389)	139,106	519,651	(2,202)	643,330	56,525	699,855
Issuance of 109,318 restricted shares of common stock	—	—	—	—	—	—	—	—
Issuance of 43,034 shares of common stock upon exercise of stock options	2	—	1,621	—	—	1,623	—	1,623
Purchase of 34,293 shares of common stock	—	(2,160)	—	—	—	(2,160)	—	(2,160)
Stock-based compensation	—	—	4,324	—	—	4,324	—	4,324
Dividends declared on common stock	—	—	—	(17,840)	—	(17,840)	(16,331)	(34,171)
Excess tax benefits from share-based compensation	—	—	512	—	—	513	—	513
Investments made by minority shareholders	—	—	—	—	—	—	9,796	9,796
Comprehensive income:
Net income	—	—	—	48,152	—	48,152	10,970	59,122
Other comprehensive loss, net of tax of $641	—	—	—	—	(719)	(720)	—	(720)
Total comprehensive income	—	—	—	—	—	47,432	10,970	58,402
Balance, December 31, 2014	166	(15,549)	145,563	549,963	(2,921)	677,222	60,960	738,182
Issuance of 93,864 restricted shares of common stock	1	—	—	—	—	1	—	1
Issuance of 87,378 shares of common stock upon exercise of stock options	1	—	2,808	—	—	2,809	—	2,809
Purchase of 37,567 shares of common stock	—	(2,705)	—	—	—	(2,705)	—	(2,705)
Stock-based compensation	—	—	4,974	—	—	4,974	—	4,974
Dividends declared on common stock	—	—	—	(19,582)	—	(19,582)	(16,715)	(36,297)
Excess tax benefits from share-based compensation	—	—	1,423	—	—	1,423	—	1,423
Investments made by minority shareholders	—	—	—	—	—	—	951	951
Deconsolidation of subsidiary	—	—	—	—	—	—	20,013	20,013
Comprehensive income:
Net income	—	—	—	16,940	—	16,940	16,216	33,156
Other comprehensive loss, net of tax of $717	—	—	—	—	(783)	(783)	—	(783)
Total comprehensive income	—	—	—	—	—	16,157	16,216	32,373
Balance, December 31, 2015	$168	$(18,254)	$154,768	$547,321	$(3,704)	$680,299	$81,425	$761,724

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013, 2014 and 2015

(In Thousands)

	December 31,
	2013	2014	2015
Cash flows from operating activities:
Net income	$349,205	$59,122	$33,156
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	48,737	51,234	56,890
Provision for doubtful accounts	1,163	1,676	1,199
Amortization and write off of debt discount and debt issuance costs	6,681	114	458
Stock-based compensation	4,454	4,323	4,975
Loss on interest rate derivative contracts	5,408	—	—
Deferred income taxes	(4,849)	(113)	17,869
Income from discontinued operations, net of tax	(5,166)	—	—
Gain on disposition of long-lived assets	(1,076)	—	(2,823)
Gain on sale of discontinued operations	(307,102)	(1,102)	(1,092)
Loss on deconsolidation of subsidiary	—	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	2,233	(15,264)	11,744
Materials and supplies, prepayments, and other current assets	(17,117)	(4,817)	(1,094)
Income tax receivable	14,251	(2,620)	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	10,472	7,629	(2,385)
Accrued taxes	(242,696)	(15,650)	9,740
Other	4,006	(1,833)	(9,494)
Net cash provided by (used in) operating activities of continuing operations	(131,396)	82,699	139,080
Net cash provided by (used in) operating activities of discontinued operations	19,394	(4,719)	158
Net cash provided by (used in) operating activities	(112,002)	77,980	139,238
Cash flows from investing activities:
Capital expenditures	(69,316)	(58,300)	(64,753)
Acquisition of business	—	(50,361)	(11,968)
Restricted cash acquired from acquisition of businesses	—	(5,884)	—
Net proceeds from sale of assets	—	1,371	—
Change in restricted cash	—	38,707	38,877
Proceeds from disposition of long-lived assets	1,500	—	5,873
Net cash used in investing activities of continuing operations	(67,816)	(74,467)	(31,971)
Net cash provided by investing activities of discontinued operations	710,934	—	—
Net cash provided by (used in) investing activities	643,118	(74,467)	(31,971)
Cash flows from financing activities:
Dividends paid on common stock	(12,096)	(17,488)	(19,070)
Distribution to minority stockholders	(26,155)	(16,331)	(16,514)
Payment of debt issuance costs	(12)	(1,945)	(892)
Proceeds from stock option exercises	2,669	1,129	1,998
Principal repayments of term loan	(272,137)	—	(6,017)
Purchase of common stock	(1,473)	(1,665)	(1,893)
Investments made by minority shareholders in consolidated affiliates	408	2,500	950
Repurchase of non-controlling interests	—	(104)	—
Net cash used in financing activities of continuing operations	(308,796)	(33,904)	(41,438)
Net cash used in financing activities of discontinued operations	(1,678)	—	—
Net cash used in financing activities	(310,474)	(33,904)	(41,438)
Effect of foreign currency exchange rates on cash and cash equivalents	(682)	—	—
Net change in cash and cash equivalents	219,960	(30,391)	65,829
Cash and cash equivalents, beginning of period	136,647	356,607	326,216
Cash and cash equivalents, end of period	$356,607	$326,216	$392,045
Supplemental cash flow information:
Interest paid	$4,857	$2,930	$2,724
Taxes paid	$256,819	$48,349	$9,636
Dividends declared, not paid	$4,285	$4,618	$5,141

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

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

The Company offers the following principal services:

•

Wireless.  In the United States, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States.

•

Wireline.  The Company’s local telephone and data services include its operations in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long‑distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, the Company offers wholesale long‑ distance voice services to telecommunications carriers.

•	Renewable Energy. In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which it reports its revenue and the markets it served as of December 31, 2015:

Services	Segment	Markets	Tradenames
Wireless	U.S. Wireless	United States (rural markets)	Commnet, Choice
	Island Wireless	Aruba, Bermuda, U.S. Virgin Islands	Mio, CellOne, Islandcom (through March 23, 2015), Choice
	International Integrated Telephony	Guyana	Cellink
Wireline	International Integrated Telephony	Guyana	GT&T
	U.S. Wireline	United States (New England and New York State)	Sovernet, ION, Essextel
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

The Company is actively evaluating potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation. For information about the Company’s business segments and geographical information about its revenue, operating income and long‑lived assets, see Note 17 to the Consolidated Financial Statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its majority‑owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) authoritative guidance on the consolidation of variable interest entities since it is determined that the Company is the primary beneficiary of these entities.

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.   These changes did not impact operating income.  For the year ended December 31, 2013 the aggregate impact of the changes included an increase to termination and access fees of $14.4 million, a decrease to engineering and operations expenses of $11.0 million, an increase to sales and marketing expenses of $0.5 million, an increase to equipment expense of $0.1 million, and a decrease to general and administrative expenses of $4.0 million. For the year ended December 31, 2014 the aggregate impact of the changes included an increase to termination and access fees of $13.7 million, a decrease to engineering and operations expenses of $9.3 million, an increase to sales and marketing expenses of $0.7 million and a decrease to general and administrative expenses of $5.1 million.

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company’s U.S. retail wireless business operated under the Alltel name to AT&T for approximately $780.0 million in cash plus $16.8 million in working capital. The Company previously reported the operations of this business within its U.S. Wireless segment. As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain of approximately $307.1 million during the year ended December 31, 2013. During the years ended December 31, 2014 and 2015, the Company recorded additional gains of $1.1 million relating to changes in certain estimates.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite‑lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in purchase business combinations, fair value of indefinite‑lived intangible assets, goodwill, the gain on sale of discontinued operations and income taxes. Actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all investments with an original maturity of three months or less at date of purchase to be cash equivalents. The Company places its cash and temporary investments with banks and other institutions that it believes have a high credit quality. At December 31, 2015, the Company had deposits with banks in excess of FDIC insured limits and $50.7 million of its cash is on deposit with non‑insured institutions such as corporate money market issuers and cash held in foreign banks. The Company’s cash and cash equivalents are not subject to any restrictions (see Note 9). As of December 31, 2014 and 2015, the Company held $1.8 million and $3.8 million, respectively, of its cash in Guyana dollars. While there are risks associated with the conversion of Guyana dollars to U.S. dollars due to limited liquidity in the Guyana foreign currency markets, to date it has not prevented the Company from converting Guyana dollars into U.S. dollars within a given three month period or from converting at a price that reasonably approximates the reported exchange rate.

Restricted Cash

Substantially all of the Company’s restricted cash balances were acquired as a part of the acquisition of Ahana Renewables as described in Note 3.  The restricted cash is held in escrow and serves as collateral for Ahana Renewables’ debt in order to meet future debt service obligations and other operating obligations of the solar facilities.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts receivable. The allowance is based upon a number of factors including the credit worthiness of customers, the Company’s historical experience with customers, the age of the receivable and current market and economic conditions. Such factors are reviewed and updated by the Company on a quarterly basis. Uncollectible amounts are charged against the allowance account.

Materials and Supplies

Materials and supplies primarily include handsets, customer premise equipment, cables and poles and are recorded at the lower of cost or market cost being determined on the basis of specific identification and market determined using replacement cost.

Fixed Assets

The Company’s fixed assets are recorded at cost and depreciated using the straight‑line method generally between 3 and 39 years. Expenditures for major renewals and betterments that extend the useful lives of fixed assets are capitalized. Repairs and replacements of minor items of property are charged to maintenance expense as incurred. The cost of fixed assets in service and under construction includes an allocation of indirect costs applicable to construction. Grants received for the construction of assets are recognized as a reduction of the cost of fixed assets, a reduction of depreciation expense over the useful lives of the assets and as a reduction of capital expenditures in the statements of cash flows.

The fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. In periods subsequent to initial measurement, period‑to‑period changes in the liability for an asset retirement obligation resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows are recognized. The increase in the carrying value of the associated long‑lived asset is depreciated over the corresponding estimated economic life. The consolidated balance sheets include accruals of $2.7 million and $3.0 million as of December 31, 2014 and 2015, respectively, for estimated costs associated with asset retirement obligations.

In accordance with the authoritative guidance for the accounting for the impairment or disposal of long‑lived assets, the Company evaluates the carrying value of long‑lived assets, including property and equipment, in relation to the operating performance and future undiscounted cash flows of the underlying business whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows attributable to an asset are less than its carrying amount. If an asset is deemed to be impaired, the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.

Management’s estimate of the future cash flows attributable to its long‑lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. If those estimates are not met, the Company could have additional impairment charges in the future, and the amounts may be material.

The Company determined that there was no impairment of its fixed assets in any of the three years ended December 31, 2015.

Goodwill and Indefinite‑Lived Intangible Assets

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

A significant majority of the Company’s telecommunications licenses are not amortized and are carried at their historical costs. The Company believes that telecommunications licenses generally have an indefinite life based on the historical ability to renew such licenses, that such renewals may be obtained indefinitely and at little cost, and that the related technology used is not expected to be replaced in the foreseeable future. The Company has elected to perform its annual testing of its telecommunications licenses in the fourth quarter of each fiscal year, or more often if events or circumstances indicate that there may be impairment. If the value of these assets were impaired by some factor, such as an adverse change in the subsidiary’s operating market, the Company may be required to record an impairment charge. The impairment test consists of a comparison of the fair value of telecommunications licenses with their carrying amount on a license by license basis and as a part of the test the Company assesses the appropriateness of the application of the indefinite‑lived assertion.

As of December 31, 2014 and 2015, the Company performed its annual impairment assessment of its goodwill and indefinite‑lived intangible assets (telecommunications licenses) and determined that no impairment charge was required. See Note 8 for further details.

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

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company managed economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arose from business activities that resulted in the payment of future known and uncertain cash amounts, the value of which were determined by interest rates. The Company’s derivative financial instruments were used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company’s borrowings. As a result of the repayment of its variable rate debt on September 20, 2013, the Company terminated its derivative financial instruments during 2013. See Note 9 for further details.

Debt

Debt is measured at amortized cost. Debt discounts, representing the difference between the proceeds and the principal amount of debt, are amortized as interest expense in the consolidated income statements over the period of the debt on a straight‑line basis, which approximates the effective interest method. Debt issuance costs are capitalized as part of other assets in the consolidated balance sheet and are amortized as interest expense in the consolidated income statements over the period of the debt on a straight‑line basis, which approximates the effective interest method. Except for interest costs incurred for the construction of a qualifying asset which are capitalized during the period the assets are prepared for their intended use, interest costs are expensed.

Non‑Controlling Interests

The non‑controlling interests in the accompanying consolidated balance sheets reflect the original investments by the minority stockholders in GT&T, Commnet’s consolidated subsidiaries, Bermuda Digital Communications, Islandcom, Sovernet and its consolidated subsidiaries and Ahana Renewables, along with their proportional share of the earnings or losses, net of any distributions.

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), by component, were as follows (in thousands):

	Projected
	Pension
	Benefit	Translation
	Obligation	Adjustment	Total

Balance at December 31, 2013	$(1,949)	$(253)	$(2,202)
Adjust funded status of pension plan, net of tax of $0.6 million	(723)	—	(723)
Foreign currency translation adjustment	—	4	4
Balance at December 31, 2014	(2,672)	(249)	(2,921)
Adjust funded status of pension plan, net of tax of $0.7 million	(809)	—	(809)
Foreign currency translation adjustment	—	26	26
Balance at December 31, 2015	$(3,481)	$(223)	$(3,704)

Revenue Recognition- Telecommunications

Service revenues are primarily derived from providing access to and usage of the Company’s networks and facilities. Access revenues from postpaid customers are generally billed one month in advance and are recognized over the period that the corresponding service is rendered to customers. Revenues derived from usage of the Company’s networks, including airtime, roaming, long‑distance and Universal Service Fund revenues, are recognized when the services are provided and are included in unbilled revenues until billed to the customer. Prepaid airtime sold to customers is recorded as deferred revenue prior to the commencement of services and is recognized when the airtime is used or expires. The Company offers enhanced services including caller identification, call waiting, call forwarding, three‑way calling, voice mail, and text and picture messaging, as well as downloadable wireless data applications, including ringtones, music, games, and other informational content. Generally, these enhanced features generate additional service revenues through monthly subscription fees or increased usage through utilization of the features. Other optional services such as equipment protection plans may also be provided for a monthly fee and are either sold separately or bundled and included in packaged rate plans. Revenues from enhanced features and optional services are recognized when earned. Access and usage‑based services are billed throughout the month based on the bill cycle assigned to a particular customer. As a result of billing cycle cut‑off times, management must estimate service revenues earned but not yet billed at the end of each reporting period.

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

Wholesale revenues are those revenues generated from providing voice or data services to the customers of other wireless carriers principally through “roaming” agreements, and the revenue is recognized over the period that the service is rendered to customers.

Sales and use and state excise taxes collected from customers that are remitted to the governmental authorities are reported on a net basis and excluded from the revenues and sales.

Revenue Recognition-Renewable Energy

Revenue from the Company’s Renewable Energy segment is generated from the sale of electricity through long-term power purchase agreements (“PPA’s”) with various customers, or hosts, that range from 10 to 25 years. The Company, which is required to sell all generated power to the hosts, recognizes revenue from the PPA’s as electricity is generated and sold at contractual rates as defined within the respective PPA.

The Company’s Renewable Energy segment also generates revenue from the sale of Solar Renewable Energy Credits (“SRECs”).  Revenue is recognized as SRECs are sold through long-term purchase agreeements at the contractual rate specified in the agreement.

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

Funding received from Stimulus programs is on a cost‑reimbursement basis for capital expenditures incurred by the Company to expand its network and is considered a capital grant. Accordingly, reimbursements for eligible expenditures under the Stimulus programs are recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets, an investing cash inflow and a future reduction in depreciation expense in the consolidated income statements. The depreciable period for the grant is commensurate with the related assets which typically range from 5 to 20 years. As of December 31, 2015, the Company has spent $99.3 million in capital expenditures of which $73.9 million has been or will be funded by the Stimulus programs. Accordingly, funding received for capital expenditures from the Stimulus Programs is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company’s operating expenses in its consolidated statements of income and an operating cash inflow.

Funding received from Universal Service Fund programs is received over time for operating the Company’s network in certain rural geographical areas and is considered an income grant. Accordingly, such funding is recognized as operating cash inflows. Once services are provided, revenue is recognized in the Company’s consolidated income statements. During the year ended December 31, 2014 and December 31, 2015 the Company received approximately $3.9 million and $7.9 million, respectively, from the Universal Service Fund programs. Of these amounts, $1.3 million for the years ended December 31, 2014 and December 31, 2015 were to support our U.S. Wireless business relating to high‑cost areas.

Funding received from the Mobility Fund, as further described in Note 11, is for the use of both capital expenditures and operating costs incurred by the Company. Accordingly, funding received for capital expenditures from the Mobility Fund is recorded as a reduction to property, plant and equipment on the Company’s consolidated balance sheets, an investing cash inflow within capital expenditures and a future reduction in depreciation expense in the consolidated income statements. Funding received for operating costs is recorded as a reduction to the Company’s operating expenses in its consolidated income statements and an operating cash inflow.

Compliance with grant requirements is reviewed as of December 31, of each year to ensure that conditions related to grants have been met and there is reasonable assurance that the Company will be able to retain the grant proceeds and to ensure that any contingencies that may arise from not meeting the conditions are appropriately recognized.

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

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized.  In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax‑planning strategies, and results of recent operations.  If the Company determines that it would be able to realize our deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more‑likely‑than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related authority. It is possible that the ultimate resolution of these uncertain matters may be greater or less than the amount that the Company estimated.  If payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of tax liabilities proves to be more than the ultimate assessment, a further charge to expense would result.

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

As of December 31, 2014, the Company had deferred taxes that were classified as current and noncurrent assets and liabilities.  The Company elected to prospectively adopt ASU 2015-17 as of December 31, 2015, thus reclassifying $3.9 million of current deferred tax assets and $0.2 million of current deferred tax liabilities to noncurrent on the accompanying consolidated December 31, 2015 balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s consolidated results of income and comprehensive income.

Credit Concentrations and Significant Customers

The Company has been historically dependent on a limited amount of customers for its wholesale roaming business. The following table indicates the percentage of revenues generated from a single customer that exceeds 10% of the Company’s consolidated revenue in any of the past three years:

Customer	2013	2014	2015
Verizon	13%	16%	19%
AT&T	18%	26%	17%

No other customer accounted for more than 10% of consolidated revenue in any of the past three years.

The following table indicates the percentage of accounts receivable, from customers that exceed 10% of the Company’s consolidated accounts receivable, net of allowances, as of December 31, 2014 and 2015:

Customer	2014	2015
AT&T	47%	17%
Verizon	7%	13%

Foreign Currency Gains and Losses

With regard to the Company’s Guyana operations, for which the Guyana dollar is the functional currency, foreign currency transaction gains and losses are included in determining net income. At each balance sheet date, balances denominated in foreign currencies are adjusted to reflect the current exchange rate. Beginning in 2013, the value of the Guyana Dollar increased from approximately G$205 to one U.S. Dollar to approximately G$210 to one U.S. Dollar. Accordingly, the Company recognized a nominal foreign currency loss during the year ended December 31, 2013 and $1.1 million gain on foreign currency exchanges during the year ended December 31, 2014. As of December 31, 2015 the exchange rate remained at G$210 to one U.S. Dollar.

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange‑traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes corporate obligations and non‑exchange traded derivative contracts.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of December 31, 2014 and 2015 are summarized as follows:

	December 31, 2014
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$363	$363
Money market funds	$1,493	$—	$1,493
Total assets measured at fair value	$1,493	$363	$1,856

	December 31, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$377	$377
Money market funds	$76,263	$—	$76,263
Total assets measured at fair value	$76,263	$377	$76,640

Certificate of Deposit

As of December 31, 2014 and December 31, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of December 31, 2014 and December 31, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets

Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. When deemed appropriate, the Company manages economic risks related to interest rates primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arose from business activities that resulted in the payment of future known and uncertain cash amounts, the value of which were determined by interest rates. The Company’s derivative financial instruments were used to manage differences in the amount, timing, and duration of its known or expected cash payments principally related to the Company’s borrowings. The principal market in which the Company executes its foreign currency contracts is the institutional market in an over‑the‑counter environment with a relatively high level of price transparency. The market participants usually are large commercial banks.

As a result of the repayment of its variable rate debt on September 20, 2013, the Company terminated its interest rate derivatives.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs.  At December 31, 2015, the fair value of long-term debt, including the current portion, was equal to its carrying amount of $32,860.  At December 31, 2014, the fair value of the long-term debt, including the current portion, was equal to its carrying amount of $38,877.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to the Company’s stockholders by the weighted‑average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities using the treasury stock method.

The reconciliation from basic to diluted weighted average common shares outstanding is as follows (in thousands):

	Year ended December 31,
	2013	2014	2015
Basic weighted-average common shares outstanding	15,704	15,898	16,022
Stock options	113	115	120
Diluted weighted-average common shares outstanding	15,817	16,013	16,142

The following notes the number of potential common shares not included in the above calculation because the effects of such were anti‑dilutive (in thousands of shares):

	For the Year Ended
	December 31,
	2013	2014	2015
Stock options	61	—	2
Total	61	—	2

Stock‑Based Compensation

The Company applies the fair value recognition provisions of the authoritative guidance for the accounting for stock‑based compensation and is expensing the fair value of the grants of options to purchase common stock over their vesting period of four years.  Relating to grants of options, the Company recognized $1.4 million, $0.9 million and $0.4 million of non‑cash, share‑based compensation expense during 2013, 2014 and 2015, respectively. See Note 12 for assumptions used to calculate the fair value of the options granted.

The Company also issued 100,902 restricted shares of common stock in 2013; 109,318 restricted shares of common stock in 2014 and 93,864 restricted shares of common stock in 2015. These shares are being charged to income based upon their fair values over their vesting period of four years. Non‑cash equity‑based compensation expense, related to the vesting of restricted shares issued was $3.1 million, $3.4 million and $4.3 million in 2013, 2014 and 2015, respectively.

In connection with the Ahana Acquisition, the Company issued shares of Ahana Renewables to Ahana Renewables' management and recorded $0.3 million of stock based compensation during 2015.

Stock‑based compensation expense is recognized within general and administrative expenses within the consolidated income statements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014- 08 provides guidance on determining when disposals can be presented as discontinued operations. ASU 2014- 08 requires that only disposals representing a strategic shift in operations should be presented as discontinued operations. A strategic shift may include a disposal of a major line of business, major equity method investment or a major part of an entity. Additionally, ASU 2014- 08 requires expanded disclosures regarding discontinued operations. This standard was effective prospectively for reporting periods beginning after December 15, 2014. See note 5 for a discussion of the Company’s sale of certain assets and liabilities of its Turks and Caicos business.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.  The Company is currently evaluating the adoption method options and the impact of the new guidance on our consolidated financial statements.

  In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. The Company expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on its consolidated financial statements and related disclosures at that time.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The standard is effective beginning January 1, 2017, with early adoption permitted, and may be applied prospectively or retrospectively. The Company does not expect ASU 2015-05 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which provides updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. We do not expect ASU 2015-16 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)”, which provides comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.   ASU 2016-2 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

3. ACQUISITIONS

Pending Acquisitions

Caribbean Asset Holdings LLC

On September 30, 2015, the Company entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). The Company will purchase the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the purchase, we have the option to finance up to $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a commitment letter and rate lock option letter executed by RTFC filed herewith as Exhibits 99.1 and 99.2, respectively.  We expect to fund the remaining $85.0 million of the purchase price, plus any amounts not financed, in cash. With the purchase, the Company’s current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

The Innovative Transaction is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S. and British Virgin Islands and St. Maarten.  The Company currently expects to complete the proposed transaction in mid-2016.

KeyTech Limited

On October 5, 2015, the Company entered into an agreement with KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands, in which the Company will acquire a controlling interest in KeyTech as part of a proposed business combination of KeyTech with the Company’s subsidiary providing wireless services under the “CellOne” name in Bermuda. As part of the proposed transaction, the Company will contribute its current ownership interest of approximately 43% in CellOne and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. On a combined basis, the Company and KeyTech currently own approximately 85% of CellOne.  As part of the proposed transaction, CellOne will be merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders will be converted into the right to receive common shares in KeyTech. Following the transaction, CellOne will be indirectly wholly owned by KeyTech and KeyTech will continue to be listed on the BSX. A portion of the cash proceeds that KeyTech will receive upon closing will be used to fund a one-time special dividend to KeyTech's existing shareholders and to retire KeyTech's subordinated debt.  The Company currently consolidates the operations of CellOne and, upon closing of the proposed transaction, will consolidate the results of KeyTech, in its financial statements.

The proposed transaction is subject to customary closing terms and conditions, including, among others, the receipt of approval from the Bermuda Regulatory Authority, the Federal Communications Commission, and the Information and Communications Technology Authority of the Cayman Islands and the consent of the Bermuda Stock Exchange to certain transaction matters. KeyTech shareholders approved the proposed transaction by affirmative vote on October 20, 2015. The Company is working towards completing the proposed transaction by the end of the first quarter 2016.

Completed Acquisition

On December 24, 2014, the Company acquired substantially all of the assets of Green Lake Capital, LLC and certain of its affiliates (collectively, "Green Lake"), an owner and operator of commercial distributed generation solar power systems in Massachusetts, California and New Jersey (the "Ahana Acquisition"). The Company acquired these assets as part of a total transaction valued at approximately $117.7 million which is comprised of approximately $66.3 million of cash consideration a $12.5 million reimbursement of cash and restricted cash held by Green Lake on the date of acquisition and the assumption of $38.9 million of debt. The acquisition was performed through the Company's newly formed subsidiary, Ahana Renewables, LLC ("Ahana Renewables"). Certain subsidiaries of Ahana Renewables have been partially capitalized by a third-party tax equity investor who maintains a non-controlling interest in these subsidiaries. The tax equity investor’s interest in these subsidiaries changes at a certain date (the "Flip Date"), which is the later of a) the five-year anniversary of the placed in service date for the solar assets owned by the subsidiary or, b) the date that the tax equity investor receives a certain return on their original investment in that subsidiary. These dates typically occur at approximately 2 - 4 years from the Ahana Acquisition date. The profits and losses of these subsidiaries will be allocated to the tax equity investors and to the Company using the Hypothetical Liquidation Book Value method. The Hypothetical Liquidation Book Value Method is used to calculate the non-controlling interests' share of income for each period by measuring the difference in funds that would flow to the non-controlling interests in a hypothetical liquidation event at the beginning of the period compared to the end of a period (adjusted for capital distributions). The method assumes that the proceeds on liquidation approximate book value and then the proceeds are allocated to the Company and non-controlling interests based on the liquidation provisions of the solar facility operating agreement. A positive difference during the period represents non-controlling interests' share of income and a decrease represents a loss.  Ahana Renewables has the option to buy-out the non-controlling interests.

        The Ahana Acquisition was accounted for using the purchase method, and Ahana Renewables' results of operations since December 24, 2014 have been included in the Company's new Renewable Energy segment as reported in Note 17. The total purchase consideration of $78.8 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of acquisition as determined by management. The table below represents the preliminary assessment of the total acquisition cost to the net assets of Ahana Renewables based on their acquisition date fair values:

Total consideration	$78,782
Purchase price allocation:
Cash	$6,571
Other current assets	2,011
Property, plant and equipment	111,446
Restricted cash	5,884
Current liabilities	(853)
Long-Term debt	(38,877)
Non-controlling interests	(7,400)
Net assets acquired	$78,782

        The non-controlling interests were valued using an income approach which included the estimated cash flows to the non-controlling interests in the form of distributions and buy-outs. The cash flows were tax affected using a weighted average tax rate of 40% and were discounted at a rate of 11.75% to determine their acquisition date fair value.

        The acquired property, plant and equipment is comprised of the commercial distributed solar power systems and was valued using an income approach. The assets were assigned an economic life of 25 years, and expected income from the assets was based forecasted production and the related sale of energy and solar renewable energy credits, forecasted operating expenses, net working capital requirements and tax expense from cash flows and benefits from depreciation of the acquired assets. Cash flows were discounted at an approximate 8% discount rate to determine the property, plant and equipment acquisition date fair value.

        For the years ended December 31, 2014 and 2015, the Ahana Acquisition accounted for $0.4 million and $21.0 million of the Company's revenue, respectively, and $2.5 million and $4.0 million of the Company's transaction-related charges pertaining to legal, accounting and consulting services.

4. DISCONTINUED OPERATIONS—SALE OF U.S. RETAIL WIRELESS BUSINESS

On September 20, 2013, the Federal Communications Commission announced its approval of the previously announced proposed sale of the Company’s U.S. retail wireless business operated under the Alltel name to AT&T Mobility LLC for approximately $780.0 million in cash plus $16.8 million in working capital. The Company previously reported the operations of this business within its U.S. Wireless segment. As a result of that approval, the Company completed the sale of certain U.S. retail wireless assets on that date and recorded a gain in 2013 of approximately $307.1 million calculated as follows (in thousands):

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

During 2014 and 2015, the Company recognized an additional $1.1 million of gain relating to changes in certain estimates.

The $796.8 million in cash proceeds included $78.0 million of cash held in a general indemnity escrow account.  The Company recorded $39.0 million of the indemnity escrow as restricted cash within current assets in its consolidated balance sheet as of December 31, 2014.  In March 2015, the $39.0 million indemnity escrow was released to the Company.

The Alltel trade name was not sold to AT&T Mobility LLC. Due to trade name assignment restrictions, and no planned use through continuing operations, the trade name was fully impaired. As a result, an impairment of $11.9 million was recorded as a part of the disposal and included in the 2013 net gain calculation.

Upon the sale, the Company recorded $28.9 million for the minority shareholders’ interests in the sold operation which was based on the estimated final distribution to the minority shareholders. In 2013, 2014 and 2015, $18.9 million, $5.8 million and $4.1 million, respectively, was distributed to minority shareholders.  The Company has included $4.5 million and $0.4 million in non‑controlling interests on its December 31, 2014 and 2015 balance sheets, respectively.

The Company has reclassified the assets, which include prepayments and other current assets, and liabilities, which include accounts payable and accrued liabilities, of its Alltel operations to assets of discontinued operations and liabilities of discontinued operations within its December 31, 2014 balance sheets.

Revenues and income from discontinued operations related to the Alltel business for the years ended December 31, 2013 was as follows (in thousands):

Year Ended December 31,
2013
Revenue from discontinued operations	$299,519
Income from discontinued operations, net of tax expense of $2,512	5,166

5. LOSS ON DECONSOLIDATION OF SUBSIDIARY

 During March 2015, the Company sold, to an unrelated party, certain assets and liabilities of its Turks and Caicos business in its Island Wireless segment.  As a result, the Company recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The disposition is included within other income (expense) and does not relate to a strategic shift in the Company’s operations.  As a result, the subsidiary’s historical results and financial position are presented within continuing operations.

6. ACCOUNTS RECEIVABLE:

As of December 31, 2014 and 2015, accounts receivable consist of the following (in thousands):

	2014	2015
Retail	$21,367	$23,805
Wholesale	41,245	24,341
Other	1,605	168
Accounts receivable	64,217	48,314
Less: allowance for doubtful accounts	(11,344)	(9,294)
Total accounts receivable, net	$52,873	$39,020

7. FIXED ASSETS:

As of December 31, 2014 and 2015, property, plant and equipment consisted of the following (in thousands):

	Useful Life
	(in Years)	2014	2015
Telecommunications equipment and towers	5 -15	$514,814	$553,237
Solar assets	20-23	111,446	111,446
Office and computer equipment	3 -10	46,757	54,665
Buildings	15-39	18,079	18,540
Transportation vehicles	3 -10	7,589	8,882
Leasehold improvements	Shorter of useful life or lease term	11,494	11,592

Land	—	1,146	1,198
Furniture and fixtures	5 -10	8,110	6,584
Total property, plant and equipment		719,435	766,144
Construction in progress		43,982	41,103
Total property, plant and equipment		763,417	807,247
Less: Accumulated depreciation		(393,835)	(433,744)
Net fixed assets		$369,582	373,503

Depreciation and amortization of fixed assets, using the straight‑line method over the assets’ estimated useful life, for the years ended December 31, 2013, 2014 and 2015 was $48.3 million, $50.3 million and $55.9 million, respectively.

For the years ended December 31, 2013, 2014 and 2015, amounts of capital expenditures were offset by grants of $31.6  million, $2.3 million and $2.6 million, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company tests goodwill for impairment on an annual basis, which has been determined to be as of December 31 of each fiscal year. The Company also tests goodwill between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

The Company employs both qualitative and quantitative tests of its goodwill. During 2015, the Company performed a qualitative assessment on goodwill to determine whether a quantitative assessment was necessary and determined there were no indicators of potential impairment. In 2014, the Company performed a qualitative assessment for some of the Company’s reporting units and determined there were no indicators of impairment.  For the other reporting units in 2014, goodwill was evaluated using a quantitative model.  The quantitative test for goodwill impairment is determined using a two‑step process. The first step involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. Discount rates are based on a weighted‑average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity. The cash flows employed in the DCF analysis were derived from internal earnings and forecasts and external market forecasts. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed.

The second step of our quantitative test for goodwill impairment compares the implied fair value of the reporting unit’s goodwill with its carrying amount of goodwill to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, whereby the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performed its annual impairment assessments of its goodwill as of December 31, 2014 and December 31, 2015 and determined that no impairment charges were required, as the fair value of each reporting unit exceeded its book value. Accordingly, there were no changes in the carrying amounts of goodwill during these years.

Telecommunications Licenses

The Company tests those telecommunications licenses that are indefinite lived for impairment on an annual basis, which has been determined to be as of December 31st of each fiscal year. The Company also tests telecommunication licenses that are indefinite lived between annual tests if an event occurs or circumstances change that indicate that the fair value of a reporting unit may be below its carrying value.

     The Company performed a qualitative assessment for its annual impairment assessment of substantially all of its indefinite lived telecommunications licenses as of December 31, 2014 and 2015 and determined that there were no indications of potential impairments.

The changes in the carrying amount of the Company’s telecommunications licenses, by operating segment, for the three years ended December 31, 2015 were as follows (in thousands):

	U.S.	U.S.	Island
	Wireless	Wireline	Wireless	Consolidated
Balance at December 31, 2013	$19,888	$31	$19,768	$39,687
Acquired licenses	5,025	—	—	5,025
Amortization	—	—	(622)	(622)
Balance at December 31, 2014	$24,913	$31	$19,146	$44,090
Amortization	—	—	(622)	(622)
Balance at December 31, 2015	$24,913	$31	$18,524	$43,468

The licenses acquired during 2014 were acquired in all cash transactions from various parties and related to licenses expected to be available for use into perpetuity. The Company’s Island Wireless segment is amortizing one of its telecommunications licenses through its expiration date of June 2020.

Customer Relationships

The customer relationships, all of which are included in the Island Wireless segment, are being amortized on an accelerated basis, over the expected period during which their economic benefits are to be realized. The Company recorded $0.4 million of amortization related to customer relationships during each of the three years ended December 31, 2015.

Future amortization of customer relationships, in our Island Wireless segment, is as follows (in thousands):

Future Amortization
2016	$309
2017	276
2018	200
2019	145
2020	111
Thereafter	40
Total	$1,081

9. LONG‑TERM DEBT

On September 20, 2013, the Company repaid, in full, all of its then outstanding term loans under its Credit Facility. The Company incurred nominal fees for the breakage of the term loans and recorded approximately $4.7 million in interest expense during the year ended December 31, 2013 related to the accelerated amortization of deferred financing costs associated with the term loans.

Amounts the Company borrowed under the term loans bore interest through September 20, 2013 at a rate equal to, at its option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 4.00% or (ii) a base rate plus an applicable ranging from 1.00% to 3.00%. The base rate was equal to the higher of (i) 1.50% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; or (ii) the prime rate (as defined in the Credit Facility). The applicable margin was determined based on the ratio of the Company’s indebtedness (as defined in the Credit Facility) to its EBITDA (as defined in the Amended Credit Facility).

Amounts borrowed under the revolver loan bore interest at a rate equal to, at the Company’s option, either (i) LIBOR plus an applicable margin ranging between 2.00% to 3.50% or (ii) a base rate plus an applicable ranging from 1.00% to 2.50% (or, in the case of amounts borrowed under the swing‑line sub‑ facility, an applicable margin ranging from 0.50% to 2.00%). The Company also paid a fee ranging from 0.25% to 0.50% of the average daily unused portion of the revolver loan over each calendar quarter, which fee was payable in arrears on the last day of each calendar quarter.

On December 19, 2014, the Company amended and restated its credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225 million revolving credit facility (the ”Amended Credit Facility”) that includes (i) up to $10 million under the Amended Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Amended Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

Amounts the Company may borrow under the Amended Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Amended Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Amended Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Amended Credit Facility) of the Company’s indebtedness to EBITDA. Under the terms of the Amended Credit Facility, the Company must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Amended Credit Facility over each calendar quarter.

The Amended Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Amended Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of December 31, 2015, the Company was in compliance with all of the financial covenants of the Amended Credit Facility.

As of December 31, 2015, the Company had no borrowings under the Amended Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G).  The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Ahana Debt with PSE&G can be made in either cash or SRECs, at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.

As of December 31, 2015, $32.9 million of the Ahana Debt remained outstanding.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s objective in using interest rate derivatives was to add stability to interest expense and to manage its exposure to the interest rate movements of its variable‑rate debt. To accomplish this objective, the Company primarily used interest rate derivatives as part of its interest rate risk management strategy. Interest rate derivatives designated as cash flow hedges involved the receipt of variable‑rate amounts from a counterparty in exchange for the Company making fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of interest rate derivatives designated and that qualified as cash flow hedges was recorded in accumulated other comprehensive income and was subsequently reclassified into earnings in the period that the hedged forecasted transaction affected earnings.

As a result of the repayment of its variable‑rate debt on September 20, 2013, the Company terminated its interest rate derivatives and paid $5.4 million, the net fair value of those derivatives, to its counterparties. The Company recognized this amount as an expense during the year ended December 31, 2013 and as a separate line in the consolidated income statements.

Amounts previously reported in accumulated other comprehensive income related to the interest rate derivatives were reclassified to “Loss on interest rate derivative contracts” as of the date of the prepayment of the Company’s outstanding term notes.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated income statements for the year ended December 31, 2013 (in thousands):

Amount of Gain or
		Amount of Gain or		(Loss) Reclassified
		(Loss) Recognized	Location of Gain or	from Accumulated
		in Other	(Loss) Reclassified	Other
		Comprehensive	from Accumulated	Comprehensive
		Income on	Other	Income into
	Derivative in Cash Flow	Derivative	Comprehensive	Income
Year ended December 31,	Hedging Relationships	(Effective Portion)	Income into Income (Effective Portion)	(Effective Portion)
2013	Interest Rate Swap	$6,255	Interest expense	$764

11. GOVERNMENT GRANTS

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

Stimulus Grants

We were awarded several federal stimulus grants in 2009 and 2010 by the U.S. Government under provisions of the American Recovery and Reinvestment Act of 2009 intended to stimulate the deployment of broadband infrastructure and services to rural, unserved and underserved areas. As of December 31, 2015, we have spent (i) $35.8 million in capital expenditures (of which $27.5 million has been funded by the federal stimulus grant) in connection with our build of ten new segments of fiber-optic, middle-mile broadband infrastructure in upstate New York and parts of Pennsylvania and Vermont; (ii) $7.6 million in capital expenditures (of which $5.3 million has been funded by the federal stimulus grant) in connection with our last-mile broadband infrastructure buildout in the Navajo Nation across Arizona, New Mexico and Utah; and (iii) $47.9 million in capital expenditures (of which $33.0 million has been  funded by the federal stimulus grant) in connection with our fiber-optic middle mile network buildout to provide broadband and transport services to over 340 community anchor institutions in Vermont. The results of our New York and Vermont stimulus projects are included in our “U.S. Wireline” segment and the results of our Navajo stimulus project are included in our “U.S. Wireless” segment. The New York and Navajo stimulus projects were completed during 2013. The Vermont stimulus project was completed during 2014.

Mobility Fund

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013 and October 2014, the

Company received FCC final approvals  for $21.7 million and $2.4 million, respectively, of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from award date. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Company began the construction of its Mobility Funds projects during the third quarter of 2013 and their results are included in the Company’s “U.S. Wireless” segment. As of December 31, 2015, the Company has received approximately $8.1 million in Mobility Funds. Of these funds, $1.0 million was recorded as an offset to operating expenses, $3.4 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and $4.6 million is recorded within other current liabilities while the remaining $0.1 million of future operating costs is recorded within other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2015. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

12. EQUITY

Common Stock

The Company has paid quarterly dividends on its common stock since January 1999.

Treasury Stock

During the years ended December 31, 2013, 2014 and 2015, the Company repurchased the following shares from employees to satisfy tax withholding and stock options exercise obligations incurred in connection with the vesting of restricted stock awards and the exercise of stock options:

		Aggregate
	Shares	Cost	Average
Year ended December 31,	Repurchased	(in thousands)	Repurchase Price
2013	163,222	$8,103	$49.64
2014	34,293	2,160	63.01
2015	37,567	2,705	72.01

Stock‑Based Compensation

The Company has 2,000,000 shares reserved for the grant of stock options, restricted stock, restricted stock units, stock equivalents and awards of shares of common stock that are not subject to restrictions or forfeiture.

Stock Options

Stock options have a term of ten years and vest annually and ratably over a period of four years.

The following table summarizes stock option activity for the years ended December 31, 2014 and 2015:

	Year Ended December 31, 2014
			Weighted Average
			Remaining
	Number of	Weighted Avg.	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2014	401,287	$36.63
Exercised	(43,034)	37.68
Forfeited—Unvested	(7,000)	34.22
Outstanding at December 31, 2014	351,253	36.55	5.0	$10,901,529
Vested and expected to vest at December 31, 2014	351,142	36.56	5.0	$10,987,590
Exercisable at December 31, 2014	290,128	36.81	4.6	$8,929,815

	Year Ended December 31, 2015
			Weighted Average
		Weighted Avg.	Remaining
	Number of	Exercise	Contractual	Aggregate
	Options	Price	Term (Years)	Intrinsic Value
Outstanding at January 1, 2015	351,253	$36.55
Granted	5,000	71.43
Exercised	(87,378)	32.14
Forfeited—Unvested	—	—
Outstanding at December 31, 2015	268,875	38.64	4.7	$10,646,006
Vested and expected to vest at December 31, 2015	268,011	38.53	4.7	$10,640,134
Exercisable at December 31, 2015	248,875	38.05	4.5	$9,998,956

The unvested options as of December 31, 2015 represent $0.2 million in unamortized stock‑based compensation which will be recognized over a weighted average term of 2.61 years.

The following table summarizes information relating to options granted and exercised during the years ended December 31, 2013, 2014 and 2015 (in thousands, except fair value of options granted data):

	2013		2014		2015
Weighted-average fair value of options granted	$	N/A	$	N/A	$30.70
Aggregate intrinsic value of options exercised		6,111		1,098	3,488
Cash proceeds received upon exercise of options		2,669		1,621	1,999
Excess tax benefits from share-based compensation		2,101		513	1,423

The aggregate intrinsic value represents the total pre‑tax intrinsic value (the difference between our closing common stock price on December 31st and the exercise price, multiplied by the number of the in‑the‑money stock options) that would have been received by the stock option holders had all stock options holders exercised their stock options on December 31st. The amount of aggregate intrinsic value will change based on the fair market value of our common stock.

The Company did not grant any options during 2013 or 2014.  The estimated fair value of the options granted during 2015 were determined using a Black Scholes option pricing model, based on the following weighted average assumptions:

	Options Granted in
	2015
Risk-free interest rate	1.55%
Expected dividend yield	1.76%
Expected life	6.25	years
Expected volatility	51.85%

The Company recognized $1.4 million, $0.9 million and $0.4 million, respectively, of stock compensation expense relating to the granted options during 2013, 2014 and 2015, respectively.

Restricted Stock

Restricted stock issued under the 2008 Equity Investment Plan vest ratably over four years.

The following table summarizes restricted stock activity during the year ended December 31, 2014:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2014	154,519	$44.04
Granted	109,318	64.73
Forfeited	(8,500)	51.44
Vested and issued	(60,194)	44.61
Unvested as of December 31, 2014	195,143	$55.13

The following table summarizes restricted stock activity during the year ended December 31, 2015:

		Weighted Avg.
	Shares	Fair Value
Unvested as of January 1, 2015	195,143	$55.13
Granted	93,864	66.26
Forfeited	(1,687)	65.18
Vested and issued	(68,919)	52.70
Unvested as of December 31, 2015	218,401	$60.60

In connection with the grant of restricted shares, the Company recognized $3.1 million, $3.4 million and $4.3 million of compensation expense within its income statements for the years ended December 31,  2013, 2014 and 2015, respectively.

The unvested shares as of December 31, 2015 represent $9.4 million in unamortized stock based compensation which will be recognized over a weighted average period of 2.6 years.

13. INCOME TAXES

The components of income before income taxes for the years ended December 31, 2013, 2014 and 2015 are as follows (in thousands):

	2013	2014	2015
Domestic	$13,697	$57,767	$50,563
Foreign	32,776	28,401	5,638
Total	$46,473	$86,168	$56,201

The following is a reconciliation from the tax computed at statutory income tax rates to the Company’s income tax expense for the years ended December 31, 2013, 2014, and 2015 (in thousands):

	2013	2014	2015
Tax computed at statutory U.S. federal income tax rates	$16,270	$30,160	$19,652
Non-controlling interest	(2,750)	(1,229)	(2,807)
Income taxes in excess (below) statutory U.S. tax rates:
Guyana	701	(284)	379
Bermuda and Turks & Caicos	(3,203)	(4,712)	1,704
Turks & Caicos intercompany note receivable write-down	(8,572)	—	—
Foreign tax reserve	2,081	2,095	2,468
State taxes	400	1,252	935
Change in valuation allowance	(476)	(2,548)	(5,949)
Foreign tax credit expiration	1,820	2,999	6,396
Other, net	3,265	415	1,359
Income tax expense	$9,536	$28,148	$24,137

The components of income tax expense (benefit) for the years ended December 31, 2013, 2014 and 2015 are as follows (in thousands):

\
	2013	2014	2015
Current:
United States—Federal	$1,703	$14,761	$(1,308)
United States—State	895	1,347	(383)
Foreign	11,787	12,153	7,959
Total current income tax expense	$14,385	$28,261	$6,268
Deferred:
United States—Federal	$(5,273)	$5,205	$16,760
United States—State	169	466	1,636
Foreign	255	(5,784)	(527)
Total deferred income tax expense (benefit)	(4,849)	(113)	17,869
Consolidated:
United States—Federal	$(3,570)	$19,966	$15,452
United States—State	1,064	1,813	1,253
Foreign	12,042	6,369	7,432
Total income tax expense	$9,536	$28,148	$24,137

The significant components of deferred tax assets and liabilities are as follows as of December 31, 2014 and 2015 (in thousands):

	2014	2015
Deferred tax assets:
Receivables reserve	$1,321	$702
Temporary differences not currently deductible for tax	8,001	7,236
Deferred compensation	2,019	2,135
Foreign tax credit carryforwards	10,576	4,180
Pension	436	1,153
Net operating losses	4,171	4,463
Valuation allowance	(13,763)	(7,814)
Total deferred tax asset	12,761	12,055
Deferred tax liabilities:
Property, plant and equipment, net	$27,681	$43,718
Intangible assets, net	12,021	13,743
Tax on foreign earnings	1,050	—
Total deferred tax liabilities	40,752	57,461
Net deferred tax liabilities	$27,991	$45,406

Deferred tax assets and liabilities are reflected in the accompanying consolidated balance sheets as follows (in thousands):

	2014	2015
Deferred tax assets:
Current	$2,588	$—
Long term	—	—
Total deferred tax asset	$2,588	$—
Deferred tax liabilities:
Current	$213	$—
Long term	30,366	45,406
Total deferred tax liabilities	$30,579	$45,406
Net deferred tax liabilities	$27,991	$45,406

As of December 31, 2015, the Company adopted ASU 2015-17 which requires deferred tax liabilities and assets to be classified as non- current in a classified balance sheet.

As of December 31, 2015, the Company estimated that it had gross state and foreign net operating loss (“NOL”) carryforwards of $40.7 million and $8.6 million respectively. The state NOL’s will expire at various dates between 2016 and 2036.  The foreign NOL consists of $5.5 million from Aruba, which will expire between 2016 and 2019.   The remaining foreign NOL is from Guyana and has no expiration.   The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing NOL deferred tax assets.  A significant piece of negative evidence evaluated was the cumulative loss incurred by certain state and foreign reporting jurisdictions over the three-year period ended December 31, 2014.  On the basis of this evaluation, the Company believed it was more likely than not that the benefit from these state and foreign NOL carryforwards would not be realized.  In recognition of this risk at December 31, 2014, the Company provided a valuation allowance of $1.7 million and $1.4 million for the state and foreign NOL carryforwards, respectively. At December 31, 2015 our state and foreign NOL carryforward valuation allowance was $2.0 million and $1.7 million, respectively.

As of December 31, 2014, the Company had $10.5 million of foreign tax credits. During the year ended December 31, 2015, $6.3 million of foreign tax credit carryforwards expired.  The remaining amount will expire in 2016.  Similar to prior years, the Company examined its projected mix of foreign source and U.S. source earnings and concluded it is more likely than not that it will not generate sufficient foreign source income to utilize its existing foreign tax credits prior to their expiration date. As a result, the Company has continued to maintain a full valuation allowance against these credits through December 31, 2015.

The Company has approximately $156.9 million of undistributed earnings of its foreign subsidiaries that as of December 31, 2015 are considered to be indefinitely reinvested and accordingly, no U.S. federal or state income taxes have been provided thereon. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because of the complexities associated with its hypothetical calculation.

The Company had net unrecognized tax benefits (including interest and penalty) of $14.0 million as of December 31, 2013, $16.5 million as of December 31, 2014 and $18.9 million as of December 31, 2015.  The net increase of the reserve during the year ended December 31, 2015 was attributable to additions to uncertain tax positions taken in the current and prior years.

The following shows the activity related to unrecognized tax benefits during the three years ended December 31, 2015 (in thousands):

Gross unrecognized tax benefits at December 31, 2012	10,336
Increase in uncertain tax positions	4,137
Lapse in statute of limitations	—
Gross unrecognized tax benefits at December 31, 2013	14,050
Increase in uncertain tax positions	1,675
Lapse in statute of limitations	(226)
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2014	15,499
Increase in uncertain tax positions	1,717
Lapse in statute of limitations	—
Settlements	—
Gross unrecognized uncertain tax benefits at December 31, 2015	$17,216

The Company’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties are $1.7 million as of December 31, 2015, and $1.0 million as of December 31, 2014, and $0.4 million as of December 31, 2013.

All $18.9 million of unrecognized tax benefits (including interest and penalty) would affect the effective tax rate if recognized.

The Company and its subsidiaries file income tax returns in the U.S. and in various state and local jurisdictions. The statute of limitations related to the consolidated U.S. federal income tax return is closed for all tax years up to and including 2011. The expiration of the statute of limitations related to the various state income tax returns that the Company and subsidiaries file varies by state.  The Company does not expect that the amount of unrecognized tax benefits relating to U.S. tax matters will change significantly within the next 12 months.

The Company also files an income tax return in Guyana. See Note 15 relating to certain tax matters pertaining to those filings. There is no expected settlement date of those matters and upon settlement, which might not occur in the near future, the payment may vary significantly from the amounts currently recorded. The Company will continue to update amounts recorded as new developments arise.

 14. RETIREMENT PLANS

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

The weighted‑average rates assumed in the actuarial calculations for the pension plan are as follows as of December 31, 2013, 2014 and 2015:

	2013	2014	2015
Discount rate	5.75%	5.75%	5.75%
Annual salary increase	7.50%	6.50%	6.50%
Expected long-term return on plan assets	7.00%	7.00%	6.50%

The expected long‑term rate of return on pension plan assets was determined based on several factors including input from pension investment consultants, projected long‑term returns of equity and bond indices in Guyana and elsewhere, including the United States, and historical returns over the life of the related obligations of the fund. The Company, in conjunction with its pension investment consultants, reviews its asset allocation periodically and rebalances its investments when appropriate in an effort to earn the expected long‑term returns. The Company will continue to evaluate its long‑term rate of return assumptions at least annually and will adjust them as necessary.

Changes during the year in the projected benefit obligations and in the fair value of plan assets are as follows for 2014 and 2015 (in thousands):

	2014	2015
Projected benefit obligations:
Balance at beginning of year:	$12,237	$14,093
Service cost	612	652
Interest cost	720	766
Benefits and settlements paid	(623)	(1,329)
Actuarial gain	1,129	218
Exchange rate adjustment	18	-
Balance at end of year	$14,093	$14,400
Plan net assets:
Balance at beginning of year:	$12,673	$13,165
Actual return on plan assets	267	110
Company contributions	832	-
Benefits and settlements paid	(623)	(1,329)
Exchange rate adjustment	16	-
Balance at end of year	$13,165	$11,946
Under funded status of plan	$(928)	$(2,454)

The Company’s investment policy for its pension assets is to have a reasonably balanced investment approach, with a long‑term bias toward debt investments. The Company’s strategy allocates plan assets among equity, debt and other assets in both Guyana and the United States to achieve long‑term returns without significant risk to principal. The fund is prohibited under Guyana law from investing in the equity, debt or other securities of the employer, its subsidiaries or associates of the employer or any company of which the employer is a subsidiary or an associate. Furthermore, the plan must invest between 70% - 80% of its total plan assets within Guyana.

The fair values for the pension plan’s net assets, by asset category, at December 31, 2015 are as follows (in thousands):

Asset Category	Total	Level 1	Level 2	Level 3
Cash, cash equivalents, money markets and other	$9,730	$7,950	$1,780	$—
Equity securities	1,760	1,760	—	—
Fixed income securities	456	456	—	—
Total	$11,946	$10,166	$1,780	$—

The plan’s weighted‑average asset allocations at December 31, 2014 and 2015, by asset category are as follows:

	2014	2015
Cash, cash equivalents, money markets and other	80.0%	81.5%
Equity securities	13.0	14.7
Fixed income securities	7.0	3.8
Total	100%	100%

Amounts recognized on the Company’s consolidated balance sheets consist of (in thousands):

	As of December 31,
	2014	2015
Other Liabilities	$928	$2,454
Accumulated other comprehensive loss, net of tax	(2,672)	(3,481)

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	2014	2015
Net actuarial loss	$(3,148)	$(5,836)
Accumulated other comprehensive loss, pre-tax	$(3,148)	$(5,836)
Accumulated other comprehensive loss, net of tax	$(2,672)	$(3,481)

Components of the plan’s net periodic pension cost are as follows for the years ended December 31, 2013, 2014 and 2015 (in thousands):

	2013	2014	2015
Service cost	$543	$612	$652
Interest cost	665	720	766
Expected return on plan assets	(949)	(848)	(813)
Amortization of unrecognized net actuarial loss	150	218	245
Net periodic pension cost	$409	$702	$850

For the year ended December 31, 2016, the Company expects to contribute approximately $586 to its pension plan.

The following estimated pension benefits, which reflect expected future service, as appropriate, are expected to be paid over the next ten years as indicated below (in thousands):

Pension
Fiscal Year	Benefits
2016	$643
2017	667
2018	757
2019	614
2020	800
2021 - 2025	5,286
$8,767

15. COMMITMENTS AND CONTINGENCIES

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

The Company had previously amended its Amended Credit Facility to provide for an additional $55 million letter of credit sub‑facility to its revolver loan to be available for issuance in connection with the Company’s Mobility Fund Grant obligations. On June 17, 2013, the Company issued approximately $29.8 million in letters of credit to the Universal Service Administrative Company to secure a portion of the pending awards of approximately $68.8 million of Mobility Fund Grants to certain of its subsidiaries. In connection with the Company’s sale of its Alltel business on September 20, 2013, it notified the FCC and USAC that it would no longer be eligible to perform under the terms and conditions of the Alltel Mobility Funds. At that time, USAC chose not to draw any amounts under our letter of credit securing the Alltel Mobility Funds and the Company terminated $19.9 million in letters of credit on November 14, 2013. See Note 11 for further information about the Mobility Fund. As of December 31, 2013 the Company had approximately $9.9 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no draw downs against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Fund Grants are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The results of the Company’s Mobility Fund projects, once initiated, will be included in the Company’s “U.S. Wireless” segment.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GT&T agreed to with the Government. GT&T has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GT&T paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GT&T’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GT&T and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecoms for decision of the matter. GT&T paid additional spectrum fees in 2012 according to the methodology used for its 2011 payments, and have reserved amounts payable for 2013 and 2014 according to this methodology. There have been no further discussions on this subject and GT&T has not had the opportunity to review any recommendation made to the Minister.

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

GT&T is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GT&T be held liable for any of the disputed tax assessments, totaling $32.4 million, the Company believes that the Government of Guyana would then be obligated to reimburse GT&T for any amounts necessary to ensure that GT&T’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of December 31, 2015 for these matters

The term of the Company’s telecommunications license to operate in Aruba expired on January 15, 2014. The government of Aruba informed the Company earlier in January 2014 that a renewed license would be issued only upon payment by the Company of a fee in the amount of Afl 7.2 million (or approximately US$4 million). The Company is continuing to operate as it is actively contesting the assessment of such fee.

Lease Commitments and Other Obligations

The Company leases approximately 2.6 million square feet for its operations centers, administrative offices and retail stores as well as certain tower sites under non‑cancelable operating leases. The Company’s obligations for payments under these leases are as follows at December 31, 2015 (in thousands):

2016	25,046
2017	21,919
2018	16,754
2019	10,080
2020	6,999
Thereafter	13,560
Total obligations under operating leases	$94,358

Rent expense for the years ended December 31, 2013, 2014 and 2015 was $12.7 million, $15.0 million and $17.0 million, respectively.

16. RELATED‑PARTY TRANSACTIONS

In October 2014, the Company’s U.S. Virgin Islands business, Choice Communications, LLC (“Choice”), entered into a tower lease with Tropical Tower Ltd (“Tropical Tower”), an entity 90% owned by Cornelius B. Prior, Jr., the Chairman of the Company’s Board of Directors. When aggregated with amounts that Choice currently pays to Tropical Tower for an existing tower lease entered into in April 2012, Choice will pay approximately $117,000 per year in rental payments to Tropical Tower. Each tower lease has an initial term of five years, with two additional five year renewal periods and has provisions for an increase in rent by 5% each year.  Our Audit Committee reviewed the specific structure and terms of the October 2014 lease, as negotiated by Choice management, and unanimously approved the arrangement described above in accordance with the terms of our Related Person Transaction Policy.

17. SEGMENT REPORTING

For the year ended December 31, 2013, the Company had four reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those four segments were: i) U.S. Wireless, which generates all of its revenues in and has all of its assets located in the United States, ii) International Integrated Telephony, which generates all of its revenues in and has all of its assets located in Guyana, iii) Island Wireless, which generates a majority of its revenues in, and has a majority of its assets located in, Bermuda and which also generates revenues in and has assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos and iv) U.S. Wireline, which generates all of its revenues in and has all of its assets located in the United States. With the Ahana Acquisition on December 24, 2014, the Company added a fifth reportable segment, Renewable Energy, which generates all of its revenues in and has all of its assets located in the United States. Segment presentation for 2013 was not impacted by the change in segments in 2014. The segment presentation in 2015 is unchanged from 2014.  The operating segments are managed separately because each offers different services and serves different markets.

The following tables provide information for each operating segment (in thousands):

For the Year Ended December 31, 2013
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$107,930	$—	$—	$—	$—	$—	$107,930
International Wireless	—	30,334	61,098	—	—	—	91,432
Wireline	610	61,475	—	22,500	—	—	84,585
Equipment and Other	465	1,637	6,555	231	—	—	8,888
Total Revenue	109,005	93,446	67,653	22,731	—	—	292,835
Depreciation and amortization	14,308	17,975	10,305	3,182	—	2,967	48,737
Non-cash stock-based compensation	—	—	—	—	—	4,454	4,454
Operating income (loss)	54,867	27,662	8,610	(1,076)	—	(25,978)	64,085

For the Year Ended December 31, 2014
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$153,040	$—	$—	$—	$—	$—	$153,040
International Wireless	—	26,819	61,831	—	—	—	88,650
Wireline	609	59,129	—	25,546	—	—	85,284
Equipment and Other	943	984	6,744	253	449	—	9,373
Total Revenue	154,592	86,932	68,575	25,799	449	—	336,347
Depreciation and amortization	14,345	17,408	10,671	4,725	105	3,980	51,234
Non-cash stock-based compensation	—	—	—	—	—	4,323	4,323
Operating income (loss)	89,187	19,628	9,046	(3,668)	(2,218)	(26,399)	85,576

For the Year Ended December 31, 2015
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
Revenue
U.S. Wireless	$155,390	$—	$—	$—	$—	$—	$155,390
International Wireless	—	25,706	55,946	—	—	—	81,652
Wireline	613	61,244	—	24,628	—	—	86,485
Renewable energy	—	—	—	—	21,040	—	21,040
Equipment and Other	2,125	1,943	6,504	230	—	—	10,802
Total Revenue	158,128	88,893	62,450	24,858	21,040	—	355,369
Depreciation and amortization	17,605	16,470	8,413	4,635	4,820	4,947	56,890
Non-cash stock-based compensation	—	—	—	—	267	4,708	4,975
Operating income (loss)	78,357	15,738	12,462	(3,898)	6,720	(30,784)	78,595

		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
	Wireless	Telephony	Wireless	Wireline	Energy	Items		Consolidated
December 31, 2014
Net fixed assets	$79,910	$108,972	$26,590	$28,113	$111,342	$14,655		$369,582
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	188,377	202,171	74,563	42,446	130,124	287,349	(1)	925,030
December 31, 2015
Net fixed assets	$89,466	$110,063	$23,199	$30,130	$106,560	$14,085		$373,503
Goodwill	32,148	—	5,438	7,491	—	—		45,077
Total assets	182,669	207,023	71,747	45,038	122,788	315,740		945,004

(1)	Includes $175 of assets associated with our discontinued operations as of December 31, 2014.

	Capital Expenditures
		International
	U.S.	Integrated	Island	U.S.	Renewable	Reconciling
Year ended December 31,	Wireless	Telephony	Wireless	Wireline	Energy	Items	Consolidated
2014	$33,446	$10,646	$6,064	$4,680	$—	$3,464	$58,300
2015	29,741	14,549	8,255	7,847	38	4,323	64,753

Reconciling items refer to corporate overhead matters and consolidating adjustments.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

Following is a summary of the Company’s quarterly results of operations for the years ended December 31, 2014 and 2015 (in thousands):

	2014 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$75,174	$83,269	$89,393	$88,511
Operating expenses	58,926	61,662	61,235	68,948
Income from operations	16,248	21,607	28,158	19,563
Other income (expense), net	(295)	53	325	509
Income from continuing operations before income taxes	15,953	21,660	28,483	20,072
Income taxes	5,552	7,338	9,569	5,689
Income from continuing operations	10,401	14,322	18,914	14,383
Income from discontinued operations:
Income (loss) from discontinued operations, net of tax	—	—	—	—
Gain on sale of discontinued operations, net of tax	—	—	—	1,102
Income from discontinued operations, net of tax	—	—	—	1,102
Net income	10,401	14,322	18,914	15,485
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,560)	(2,809)	(2,747)	(2,854)
Discontinued operations	—	—	—	—
Disposal of discontinued operations	—	—	—	—
	(2,560)	(2,809)	(2,747)	(2,854)
Net income attributable to Atlantic Tele-Network, Inc. stockholders	7,841	11,513	16,167	12,631
Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.50	0.72	1.02	0.72
Discontinued operations:
Discontinued operations	—	—	—	—
Gain on sale of discontinued operations	—	—	—	0.07
Total discontinued operations	—	—	—	0.07
Total	0.50	0.72	1.02	0.79
Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	0.49	0.72	1.01	0.72
Discontinued operations:
Discontinued operations	—	—	—
Gain on Sale of discontinued operations	—	—	—	0.07
Total discontinued operations	—	—	—	0.07
Total	0.49	0.72	1.01	0.79

	2015 Consolidated for the Three Months Ended
	March 31	June 30	September 30	December 31
Total revenue	$85,345	$90,326	$96,782	$82,916
Operating expenses	66,187	61,594	74,258	74,735
Income from operations	19,158	28,732	22,524	8,181
Other income (expense), net	(20,528)	(706)	(742)	(418)
Income (Loss)from continuing operations before income taxes	(1,370)	28,026	21,782	7,763
Income taxes	(487)	13,008	10,134	1,482
Income (Loss) from continuing operations	(883)	15,018	11,648	6,281
Income from discontinued operations:
Gain on sale of discontinued operations, net of tax	389	—	—	702
Income from discontinued operations, net of tax	390	—	—	702
Net income	(493)	15,018	11,648	6,983
Net income attributable to non-controlling interests, net of tax:
Continuing operations	(2,777)	(5,568)	(5,072)	(2,799)
Discontinued operations	—	—	—	—
Disposal of discontinued operations	—	—	—	—
	(3,270)	9,450	6,576	4,184
Net income attributable to Atlantic Tele-Network, Inc. stockholders
Net income per weighted average basic share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	(0.18)	0.59	0.41	0.17
Discontinued operations:
Discontinued operations	0.07	—	—	—
Gain on sale of discontinued operations	—	—	—	—
Total discontinued operations	0.07	—	—	—
Total	(0.11)	0.59	0.41	0.17
Net income per weighted average diluted share attributable to Atlantic Tele-Network, Inc. stockholders
Continuing operations	(0.18)	0.59	0.41	0.16
Discontinued operations:
Discontinued operations	0.07	—	—	—
Gain on Sale of discontinued operations	—	—	—	—
Total discontinued operations	0.07	—	—	—
Total	(0.11)	0.59	0.41	0.16

During the year ended December 31, 2014, the Company recognized approximately $0.8 million in general and administrative expenses to correct for an understatement of transactional tax liabilities generated primarily in the three months ended March 31, 2014 and $1.1 million in other income to correct for an understatement of foreign exchange gains generated in period during 2013.

 During the three months ended December 31, 2015, the Company recognized an approximate $0.7million benefit to correct for tax basis differences and expense recognition related to prior periods. Of these errors, $0.7 million primarily related to the three months ended September 30, 2015 and $0.1 million related to the year ended December 31, 2014. The Company determined that the impact of the correction of these errors was not material to the current or any prior period financial statements.

19. SUBSEQUENT EVENTS

On January 11, 2016, the Company entered into an Amendment, Consent and Confirmation Agreement (the “Amendment”) to its Amended Credit Facility, providing for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech Limited in an aggregate amount not to exceed $13.0 million to certain of KeyTech Limited’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with the Innovative Transaction.

The Amendment also increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Amended Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Amended Credit Facility, in an aggregate amount not to exceed $200.0 million which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Amended Credit Facility.

SCHEDULE II

ATLANTIC TELE‑NETWORK, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Amounts in Thousands)

	Balance at	Charged to		Balance
	Beginning	Costs and		at End
	of Year	Expenses	Deductions	of Year
YEAR ENDED, December 31, 2013
Description:
Valuation allowance on foreign tax credit carryforwards	$15,396	$—	$1,820	$13,576
Valuation allowance on foreign net operating losses	898	712	—	1,610
Valuation allowance on state net operating losses	494	632	—	1,126
Allowance for doubtful accounts	7,904	1,462	361	9,005
	$24,692	$2,806	$2,181	$25,317
YEAR ENDED, December 31, 2014
Description:
Valuation allowance on foreign tax credit carryforwards	$13,576	$—	$2,999	$10,577
Valuation allowance on foreign net operating losses	1,610	—	110	1,500
Valuation allowance on state net operating losses	1,126	561	—	1,687
Allowance for doubtful accounts	9,005	2,417	80	11,342
	$25,317	$2,978	$3,189	$25,106

YEAR ENDED, December 31, 2015
Description:
Valuation allowance on foreign tax credit carryforwards	$10,577	$—	$6,397	$4,180
Valuation allowance on foreign net operating losses	1,500	172	—	1,672
Valuation allowance on state net operating losses	1,687	275	—	1,962
Allowance for doubtful accounts	11,342	857	2,906	9,293
	$25,106	$1,304	$9,303	$17,107

EXHIBIT INDEX

to Form 10‑K for the Year Ended December 31, 2015

2.1

Purchase Agreement, dated January 21, 2013, by and among AT&T Mobility LLC, Atlantic Tele‑ Network, Inc. and Allied Wireless Communications Corporation. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on January 24, 2013).

2.2

Membership Interest Purchase Agreement, dated as of December 24, 2014, by and among Ahana Operations, LLC, Green Lake Capital, LLC, Walsin Lihwa Corp. and the Companies named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on December 29, 2014).

2.3

Purchase Agreement, effective as of September 30, 2015, by and among Caribbean Asset Holdings, LLC, National Rural Utilities Cooperative Finance Corporation, ATN VI Holdings, LLC and Atlantic Tele-Network, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-12593) for the quarterly period ended September 30, 2015 filed on November 9, 2015).

2.4

Transaction Agreement, dated as of October 5, 2015, by and among Atlantic Tele-Network, Inc., ATN Caribbean Holdings, Ltd., ATN Bermuda Holdings Ltd., KeyTech Limited and Chancery Holdings Limited (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on October 6, 2015).

3.1

Restated Certificate of Incorporation of Atlantic Tele‑ Network, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S‑8 (File No. 333‑62416) filed on June 6, 2001).

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Atlantic Tele‑Network, Inc., as filed with the Delaware Secretary of State on August 14, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q (File No. 001‑12593) for the quarterly period ended June 30, 2006 filed on August 14, 2006).

3.3

By‑Laws of Atlantic Tele‑Network, Inc., as amended and restated on September 12, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 001‑ 12593) for the quarterly period ended September 30, 2013 filed on November 12, 2013).

10.1*

Atlantic Tele‑Network, Inc. 1998 Stock Option Plan (as amended May 24, 2007 incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A (File No. 001‑12593) filed on April 30, 2007).

10.2*

Director’s Remuneration Plan as amended as of November 2, 1999 (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S‑8 (File No. 333‑62416) filed on June 6, 2001).

10.3*

Form of Incentive Stock Option Agreement under 1998 Stock Option Plan (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S‑8 (File No. 333‑62416) filed on June 6, 2001).

10.4*	2005 Restricted Stock and Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S‑8 (File No. 333‑62416) filed on May 24, 2005).
10.5*

Atlantic Tele‑Network, Inc. 2008 Equity Incentive Plan, as amended and restated (incorporated by reference to Appendix C of the Definitive Proxy Statement on Schedule 14A (File No. 001‑12593) filed on May 2, 2011).

10.6*

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (Non‑Employee Directors) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on May 21, 2008).

10.7*

Form of Notice of Grant of Restricted Stock and Restricted Stock Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K (File No. 001‑ 12593) filed on May 21, 2008).

10.8*

Form of Notice of Grant of Incentive Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8‑K (File No. 001‑ 12593) filed on May 21, 2008).

Ex-1

10.9*

Form of Notice of Grant of Nonqualified Stock Option and Option Agreement under 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8‑K (File No. 001‑ 12593) filed on May 21, 2008).

10.10*

Deferred Compensation Plan for Select Employees of Atlantic Tele‑ Network, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on January 6, 2009).

10.11

Third Amended and Restated Agreement dated as of May 18, 2012 by and among Atlantic Tele‑Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on May 21, 2012).

10.12

First Amendment to Third Amended and Restated Agreement dated as of October 29, 2012 by and among Atlantic Tele‑Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q (File No. 001‑12593) filed on November 9, 2012).

10.13

Consent to Third Amended and Restated Agreement dated as of February 28, 2013, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, the Guarantors named therein, and the other Lenders named therein (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10‑K (File No. 001‑12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.14

Fourth Amended and Restated Credit Agreement dated as of December 19, 2014 by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, Lead Arranger, Swingline Lender, an Issuing Lender and a Lender, Fifth Third Bank, as a Joint Lead Arranger, MUFG Union Bank, N.A., as a Joint Lead Arranger and an Issuing Lender, the Guarantors named therein and the other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on December 23, 2014).

10.15

Amendment, Consent and Confirmation Agreement, dated January 11, 2016, by and among Atlantic Tele-Network, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (File No. 001‑12593) filed on January 15, 2016).

10.16

Amendment to the Agreement between the Government of the Co‑Operative Republic of Guyana and Atlantic Tele‑Network, Inc., dated November 2, 2012 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10‑K (File No. 001‑12593) for the year ended December 31, 2012 filed on March 18, 2013).

10.17

Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10‑K (File No. 001‑12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.18

Form of Restricted Stock Grant Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10‑K (File No. 001‑12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.19

Form of Option Agreement under Allied Wireless Communications Corporation 2011 Equity Incentive Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10‑K (File No. 001‑12593) for the year ended December 31, 2010 filed on March 16, 2011).

10.20	*	Form of Severance Agreement executed between the Company and Mssrs. Benincasa, Slap and Kreisher, dated as of February 26, 2016 (filed herewith).
10.21	*	Severance Agreement between the Company and Mr. Michael Prior, dated as of February 26, 2016 (filed herewith).
21**		Subsidiaries of Atlantic Tele‑Network, Inc.
23.1**		Consent of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP.

Ex-2

31.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑ 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes‑Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑ 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Rule 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
99.1**	Commitment Letter, dated September 24, 2015, from Rural Telephone Finance Cooperative to ATN VI Holdings, LLC.
99.2**	Rate Lock Option Letter, dated September 30, 2015, between Rural Telephone Finance Cooperative and ATN VI Holdings, LLC.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

**Filed herewith.

Ex-3