Form 10-Q
period 2016-03-31
ATLANTIC TELE NETWORK INC /DE
filed 2016-05-10
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-12593

Atlantic Tele-Network, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-0728886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 Cummings Center

Beverly, MA 01915

(Address of principal executive offices, including zip code)

(978) 619-1300

(Registrant’s telephone number, including area code)

600 Cummings Center

Beverly, MA 01915

(Former name, former address and former fiscal year, if changed, since last report)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

As of May 10, 2016, the registrant had outstanding 16,143,514 shares of its common stock ($.01 par value).

ATLANTIC TELE-NETWORK, INC.

FORM 10-Q

Quarter Ended March 31, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; our pending acquisition; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, revenues, and the future growth and retention of our subscriber base and consumer demand for solar power; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (3) economic, political and other risks facing our operations, including in various jurisdictions outside the United States where we have operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (6) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our ability to operate in the renewable energy industry; (10) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (11) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (12) the occurrence of weather events and natural catastrophes; (13) our continued access to capital and credit markets; (14) our ability to integrate our acquired businesses; (15) our ability to realize the value that we believe exists in our businesses; and (16) our ability to receive requisite regulatory consents and approvals and satisfy other conditions needed to complete our pending acquisition. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully in Item 1A of this Report under the caption “Risk Factors” and under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$391,102	$392,045
Restricted cash	846	824
Accounts receivable, net of allowances of $9.4 million and $9.3 million, respectively	48,743	39,020
Materials and supplies	8,746	8,220
Prepayments and other current assets	29,283	28,383
Total current assets	478,720	468,492
Fixed Assets:
Property, plant and equipment	821,581	807,247
Less accumulated depreciation	(446,286)	(433,744)
Net fixed assets	375,295	373,503
Telecommunication licenses, net	43,313	43,468
Goodwill	45,077	45,077
Trade name license, net	417	417
Customer relationships, net	1,013	1,081
Restricted cash	4,802	5,477
Other assets	9,376	7,489
Total assets	$958,013	$945,004
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$6,341	$6,284
Accounts payable and accrued liabilities	40,603	44,137
Dividends payable	5,166	5,142
Accrued taxes	12,881	9,181
Advance payments and deposits	9,842	9,459
Other current liabilities	12,651	10,152
Total current liabilities	87,484	84,355
Deferred income taxes	45,406	45,406
Other liabilities	35,909	26,944
Long-term debt, excluding current portion	24,983	26,575
Total liabilities	193,782	183,280
Commitments and contingencies (Note 12)
Atlantic Tele-Network, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,937,504 and 16,828,576 shares issued, respectively, and 16,143,514 and 16,067,736 shares outstanding respectively	168	168
Treasury stock, at cost; 793,990 and 760,840 shares, respectively	(20,603)	(18,254)
Additional paid-in capital	157,080	154,768
Retained earnings	548,273	547,321
Accumulated other comprehensive loss	(3,700)	(3,704)
Total Atlantic Tele-Network, Inc. stockholders’ equity	681,218	680,299
Non-controlling interests	83,013	81,425
Total equity	764,231	761,724
Total liabilities and equity	$958,013	$945,004

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2016	2015
REVENUE:
Wireless	$58,878	$57,015
Wireline	22,445	20,593
Equipment and other	2,774	2,447
Renewable energy	5,589	5,289
Total revenue	89,686	85,344
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	20,913	20,197
Engineering and operations	9,837	7,656
Sales and marketing	5,154	5,261
Equipment expense	3,259	3,828
General and administrative	16,421	14,321
Transaction-related charges	3,655	179
Depreciation and amortization	14,554	14,751
Total operating expenses	73,793	66,193
Income from operations	15,893	19,151
OTHER INCOME (EXPENSE)
Interest income	348	165
Interest expense	(826)	(779)
Loss on deconsolidation of subsidiary	—	(19,937)
Other income, net	14	32
Other expense, net	(464)	(20,519)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,429	(1,368)
Income taxes	4,631	(486)
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,798	(882)
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	390
NET INCOME (LOSS)	10,798	(492)
Net income attributable to non-controlling interests, net of tax expense (benefit) of $(0.1) million and $0.3 million, respectively.	(4,678)	(2,777)
NET INCOME (LOSS) ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$6,120	$(3,269)
NET INCOME (LOSS) PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.38	$(0.23)
Discontinued operations	$—	$0.02
Total	$0.38	$(0.21)
NET INCOME (LOSS) PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS:
Continuing operations	$0.38	$(0.23)
Discontinued operations	$—	$0.02
Total	$0.38	$(0.21)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,092	15,939
Diluted	16,198	15,939
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.32	$0.29

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(In thousands)

	March 31,
	2016	2015
Net income (loss)	$10,798	$(492)
Other comprehensive income:
Foreign currency translation adjustment	3	—
Other comprehensive income (loss), net of tax	3	—
Comprehensive income	10,801	(492)
Less: Comprehensive income attributable to non-controlling interests	(4,678)	(2,777)
Comprehensive income (loss) attributable to Atlantic Tele-Network, Inc.	$6,123	$(3,269)

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(Unaudited)

(In thousands)

	March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$10,798	$(492)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	14,554	14,751
Provision for doubtful accounts	71	291
Amortization and write off of debt discount and debt issuance costs	118	140
Stock-based compensation	1,728	1,224
Income from discontinued operations, net of tax	—	(390)
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(9,794)	5,142
Materials and supplies, prepayments, and other current assets	(1,425)	(1,247)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	1,652	(5,756)
Accrued taxes	4,363	5,952
Other assets	(2,022)	(27)
Other liabilities	8,286	(4,660)
Net cash provided by operating activities of continuing operations	28,329	34,865
Net cash provided by operating activities of discontinued operations	—	589
Net cash provided by operating activities	28,329	35,454
Cash flows from investing activities:
Capital expenditures	(16,445)	(13,812)
Acquisition of business	—	(2,600)
Purchase of marketable securities	(2,000)	—
Change in restricted cash	653	39,635
Proceeds from disposition of long-lived assets	—	5,873
Net cash provided by (used in) investing activities of continuing operations	(17,792)	29,096
Cash flows from financing activities:
Dividends paid on common stock	(5,145)	(4,618)
Distribution to minority stockholders	(3,036)	(3,066)
Payment of debt issuance costs	—	(30)
Proceeds from stock option exercises	165	277
Principal repayments of term loan	(1,535)	(1,483)
Purchase of common stock	(1,929)	(1,513)
Net cash used in financing activities of continuing operations	(11,480)	(10,433)
Net change in cash and cash equivalents	(943)	54,117
Cash and cash equivalents, beginning of period	392,045	326,216
Cash and cash equivalents, end of period	$391,102	$380,333

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATLANTIC TELE-NETWORK, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, through its operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States and, beginning in April 2016, in India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively.

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

•

Wireline.  The Company’s wireline services include local telephone and data services in Guyana and the mainland United States. The Company is the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. The Company also offers facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, the Company offers wholesale long-distance voice services to telecommunications carriers.

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, the Company began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Cellink, Choice
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana	GTT+
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

The Company actively evaluates potential acquisitions, investment opportunities and other strategic transactions, both domestic and international, that meet its return on investment and other criteria. The Company provides management, technical, financial, regulatory, and marketing services to its subsidiaries and typically receives a management fee equal to a percentage of their respective revenue. Management fees from subsidiaries are eliminated in consolidation.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment.  The prior period segment information has been recast to conform to the current year’s segment presentation.  For information about the Company’s business segments and geographical information about its revenue, operating income and long ‑lived assets, see Note 11 to the Unaudited Condensed Consolidated Financial Statements.

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.   These changes did not impact operating income.  For the three months ended March 31, 2015 the aggregate impact of the changes included an increase to termination and access fees of $2.4 million, a decrease to engineering and operations expenses of $1.0 million and a decrease to general and administrative expenses of $1.4 million.

The Company’s effective tax rates for the three months ended March 31, 2016 and 2015 were 30.0% and 35.5%, respectively.  The Company’s effective tax rate decreased in 2016 primarily due to the $19.9 million loss on deconsolidation within its International Telecom business that had no 2015 tax benefit.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.   The Company is currently evaluating the adoption method options and the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The

Company adopted ASU 2015-03 on January 1, 2016 and has determined that its adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which provides updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard is effective beginning January 1, 2016, with early adoption permitted. The Company does not expect ASU 2015-16 to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which provides comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well as disclosure of key information about leasing arrangements.   ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

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

4. ACQUISITIONS

Subsequent to March 31, 2016, the Company finalized the previously announced acquisitions of Vibrant Energy and KeyTech Limited.  The results of operations for the period ended March 31, 2016 do not include the impact of these acquisitions.

Acquisitions Completed Subsequent to Quarter End

Vibrant Energy

On April 7, 2016, the Company completed its acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquisition”).  The business operates under the name Vibrant Energy. The Company also retained several Armstrong employees in the UK and India who are employed by the Company to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to the Company’s existing renewable energy operations in the United States. As of April 7, 2016, the Company began consolidating the results of Vibrant Energy in its financial statements within its Renewable Energy segment.

The preliminary purchase price of Vibrant Energy is approximately $11 million of cash consideration and relates primarily to acquired property and equipment that will be used in the production of energy. The preliminary purchase price allocation is in process and will be completed in the second quarter.  The Company expects Vibrant Energy to have 20-25 Megawatts peak (“MWp”) on line and generating revenue by early in the fourth quarter of 2016, 45 MWp by January 2017 and to target the development of at least 250 MWp in solar energy projects in the India markets through the end of 2018. Customers for the India projects are private commercial and industrial enterprises.

KeyTech Limited

On May 3, 2016, the Company completed its acquisition of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands (the “KeyTech Transaction”).   Keytech also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd., which provides wireless services in Bermuda under the “CellOne” name.  As part of the transaction, the Company contributed its ownership interest of approximately 43% in CellOne and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. As part of the transaction, CellOne was merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, CellOne is now indirectly wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech's existing shareholders and to retire KeyTech's subordinated debt.  On May 3, 2016, the Company began consolidating the results of KeyTech within its financial statements in its International Telecom segment.

The transaction will be accounted for as a business combination of KeyTech and the acquisition of additional interest in Bermuda Digital Communications Ltd. The preliminary allocation for the cash contribution of $42 million, less approximately $3 million of transaction fees paid by KeyTech, is in process and will be completed in the second quarter.

Pending Acquisition

Innovative

On September 30, 2015, the Company entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). The Company will purchase the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the purchase, the Company has the option to finance up to $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a commitment letter and rate lock option letter executed by RTFC, which were filed with the Company’s 2015 Annual Report on Form 10-K.  The Company expects to fund the remaining $85.0 million of the purchase price, plus any amounts not financed, in cash. With the purchase, the Company’s current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

The Innovative Transaction is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S.Virgin Islands.  The Company currently expects to complete the transaction in mid-2016.  Upon completion of the Innovative Transaction, the results of Caribbean Asset Holdings LLC will be included in the Company’s International Telecom segment.

5. LOSS ON DECONSOLIDATION OF SUBSIDIARY

During March 2015, the Company sold certain assets and liabilities of its Turks and Caicos business in its International Telecom segment.  As a result, the Company recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The net loss on disposition is included within other income (expense) and does not relate to a strategic shift in the Company’s operations.  As a result, the subsidiary’s historical results and financial position are presented with continuing operations.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are summarized as follows (in thousands):

	March 31, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$377	$377
Money market funds	$34,357	$—	$34,357
Total assets measured at fair value	$34,357	$377	$34,734

	December 31, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$377	$377
Money market funds	$76,263	$—	$76,263
Total assets measured at fair value	$76,263	$377	$76,640

Certificate of Deposit

As of March 31, 2016 and December 31, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2016 and December 31, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of marketable securities is estimated using Level 2 inputs.  At March 31, 2016, the fair value of marketable securities was equal to its carrying amount of $2.0 million and is included in other assets on the condensed consolidated balance sheet.

The fair value of long-term debt is estimated using Level 2 inputs.  At March 31, 2016, the fair value, in thousands, of long-term debt, including the current portion, was equal to its carrying amount of $31,324.  At December 31, 2015, the fair value of the long-term debt, including the current portion, was equal to its carrying amount of $32,859.

7. LONG-TERM DEBT

On December 19, 2014, the Company amended and restated its then existing credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

Amounts the Company may borrow under the Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Credit Facility) of the Company’s indebtedness to EBITDA. Under the terms of the Credit Facility, the Company must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Credit Facility over each calendar quarter.

On January 11, 2016, the Company amended the Credit Facility (the “Amendment”) to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech Limited in an aggregate amount not to exceed $13.0 million to certain of KeyTech Limited’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with our option to finance a portion of the Innovative Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2016, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of March 31, 2016, the Company had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

Ahana Debt

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

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G).  The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, we have made all repayments of the note payable to PSE&G using SRECs.

As of March 31, 2016, $31.3 million of the Ahana Debt remained outstanding.

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

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013 and October 2014, the Company received FCC final approvals  for $21.7 million and $2.4 million, respectively, of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if the Company loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Mobility Funds projects and their results are included within the Company’s U.S. Telecom segment. As of March 31, 2016, the Company had received approximately $8.1 million in Mobility Funds. Of these funds, $1.6 million was recorded as an offset to operating expenses, $4.0 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $2.5 million of future operating costs is recorded within current liabilities in the Company’s consolidated balance sheet as of March 31, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

9. EQUITY

Stockholders’ equity was as follows (in thousands):

	Three months ended March 31,
	2016			2015
	Atlantic Tele-	Non-Controlling		Atlantic Tele-	Non-Controlling	Total
	Network, Inc.	Interests	Total Equity	Network, Inc.	Interests	Equity
Equity, beginning of period	$680,299	$81,425	$761,724	$677,222	$60,960	$738,182
Stock-based compensation	1,728	—	1,728	1,224	—	1,224
Comprehensive income:	0	0		0	0
Net income (loss)	6,120	4,678	10,798	(3,269)	2,777	(492)
Translation adjustment	3	—	3	—	—	—
Total comprehensive income (loss)	6,123	4,678	10,801	(3,269)	2,777	(492)
Issuance of common stock upon exercise of stock options	582	—	582	651	—	651
Dividends declared on common stock	(5,166)	—	(5,166)	(4,646)	(3,066)	(7,712)
Distributions to non-controlling interests	—	(3,090)	(3,090)	—	20,013	20,013
Purchase of treasury stock	(2,348)	—	(2,348)	(1,884)	—	(1,884)
Equity, end of period	$681,218	$83,013	$764,231	$669,298	$80,684	$749,982

10. NET INCOME PER SHARE

For the three months ended March 31, 2016 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Basic weighted-average shares of common stock outstanding	16,092	15,939
Stock options	106	—
Diluted weighted-average shares of common stock outstanding	16,198	15,939

The above calculation for the three months ended March 31, 2016 and 2015, does not include approximately 5,000 shares and 173,000 shares, respectively, related to certain stock options because the effect of such options were anti-dilutive.

11. SEGMENT REPORTING

For the three months ended March 31, 2015, the Company had five reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those five segments were: i) U.S. Wireless, which generated all of its revenues in and had all of its assets located in the United States, ii) International Integrated Telephony, which generated all of its revenues in and had all of its assets located in Guyana, iii) Island Wireless, which generated a majority of its revenues in, and had a majority of its assets located in, Bermuda and which also generated revenues in and had assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015),  iv) U.S. Wireline, which generated all of its revenues in and had all of its assets located in the United States, and v) Renewable Energy, which generated all of its revenues in and had all of its assets located in the United States.  The operating segments were managed separately because each offers different services and serves different markets.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment.  The prior period segment information has been recast to conform to the current year’s segment presentation.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$39,464	$19,414	$—	$—	$58,878
Wireline	6,046	16,399	—	—	22,445
Equipment and Other	688	2,086	—	—	2,774
Renewable Energy	—	—	5,589	—	5,589
Total Revenue	46,198	37,899	5,589	—	89,686
Depreciation and amortization	5,654	6,341	1,207	1,352	14,554
Non-cash stock-based compensation	—	—	28	1,700	1,728
Operating income (loss)	16,746	7,737	63	(8,653)	15,893

For the Three Months Ended March 31, 2015

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$35,843	$21,172	$—	$—	$57,015
Wireline	5,993	14,600	—	—	20,593
Equipment and Other	540	1,907	—	—	2,447
Renewable Energy	—	—	5,289	—	5,289
Total Revenue	42,376	37,679	5,289	—	85,344
Depreciation and amortization	5,503	6,911	1,204	1,133	14,751
Non-cash stock-based compensation	—	—	181	1,043	1,224
Operating income (loss)	16,775	6,179	2,652	(6,455)	19,151

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
March 31, 2016
Net fixed assets	$118,857	$138,348	$105,349	$12,741	$375,295
Goodwill	39,639	5,438	—	—	45,077
Total assets	243,156	285,491	123,775	305,591	958,013
December 31, 2015
Net fixed assets	$119,596	$133,262	$106,560	$14,085	$373,503
Goodwill	39,639	5,438	—	—	45,077
Total assets	227,707	278,770	122,788	315,739	945,004

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Three months ended March 31,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$7,561	$7,774	$—	$1,110	$16,445
2015	7,871	5,209	—	732	13,812

(1)   Reconciling items refer to corporate overhead matters and consolidating adjustments.

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

As of March 31, 2016 the Company had approximately $10.6 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Funds are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The results of the Company’s Mobility Fund projects, once initiated, will be included in the Company’s “U.S. Telecom” segment.

Currently, the Company’s Guyana subsidiary, GTT, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. Since that time, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. In 2012, the Government of Guyana introduced draft legislation in Parliament that, if enacted, would have the effect of terminating the Company’s exclusive license rights by permitting other telecommunications carriers to receive licenses to provide domestic fixed services and international voice and data services in Guyana. Along with the draft legislation, the Government also released drafts of new regulations and licenses (collectively, the “Draft Laws”). These Draft Laws would also introduce material changes to many other features of Guyana’s existing telecommunications regulatory regime. While little or no substantive actions were taken on the Draft Laws since 2012, the Company cannot predict when or if the proposed legislation will be adopted by Parliament or, if adopted and then signed into law by the President, the manner in which it would be implemented by the Minister of Telecommunications and the PUC. Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

Historically, GTT has been subject to other litigation proceedings and disputes in Guyana that, while not conclusively resolved, to the Company’s knowledge have not been the subject of discussions or other significant activity in the last five years. It is possible, but not likely, that these disputes, as discussed below, may be revived. The Company believes that none of these additional proceedings would, in the event of an adverse outcome, have a material impact on the Company’s consolidated financial position, results of operation or liquidity.

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecommunications for decision of the matter. GTT paid additional spectrum fees in 2012 according to the methodology used for its 2011 payments, and have reserved amounts payable for 2013 and 2014 according to this methodology. There have been no further discussions on this subject and GTT has not had the opportunity to review any recommendation made to the Minister.

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GT&T and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GT&T and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009 and again on April 4, 2013, CTL filed a similar claim against GT&T and the PUC in the High Court of Guyana. The matter remained idle from the April 2013 filing until December 2015 when CTL filed a “Statement of Claim” reiterating the claims previously made in its prior filings.  On April 7, 2016 the High Court of Guyana struck and dismissed CTL’s action as abandoned pursuant to the Court’s rules of civil procedure and the claim is no longer pending.

On May 8, 2009, Digicel filed a lawsuit in Guyana challenging the legality of GTT’s exclusive license rights under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana in the High Court. On May 13, 2009, GTT petitioned to intervene in the suit in order to oppose Digicel’s claims and that petition was granted on May 18, 2009. GTT filed an answer to the charge on June 22, 2009 and the case is pending. The Company believes that any legal challenge to GTT’s exclusive license rights granted in 1990 is without merit and the Company intends to vigorously defend against such a legal challenge.

On February 17, 2010, GTT filed a lawsuit in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of US$9 million and punitive damages of approximately US$5 million. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws. GTT intends to vigorously prosecute this suit.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GTT be held liable for any of the disputed tax assessments, totaling $32.4 million, the Company believes that the Government of Guyana would then be obligated to reimburse GTT for any amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2016 for these matters.

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

13. SUBSEQUENT EVENTS

See Note 4 for a discussion of the Vibrant Energy Acquisition and the KeyTech Transaction.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) owns and operates commercial distributed generation solar power systems in the United States and, beginning in April 2016, in India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition, divesture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2015 Annual Report on Form 10-K.

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

•

Wireline.   Our wireline services include local telephone and data services in Guyana and the mainland United States. We are the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. We also offer facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and New York State. In addition, we offer wholesale long-distance voice services to telecommunications carriers.

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Cellink, Choice
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana	GTT+
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey)	Ahana Renewables

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, we updated our reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of our former Renewable Energy segment.  The prior period segment information has been recast to conform to the current year’s segment presentation.

Acquisitions

For the purpose of clarity and consistency, and except where expressly indicated, each of the forward-looking statements made regarding our operations in this Item 2 assumes that the Vibrant Energy Acquisition and the KeyTech Transaction, which were completed subsequent to March 31, 2016 and are described below, have not yet been consummated.

Completed Acquisitions

Vibrant Energy

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquistion”).  The business operates under the name Vibrant Energy. We also retained several Armstrong employees in the UK and India who are employed by the Company to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States. As of April 7, 2016, we began consolidating the results of Vibrant Energy in our financial statements within our Renewable Energy segment.

The preliminary purchase price of Vibrant Energy was approximately $11 million of cash consideration and relates primarily to acquired property and equipment that will be used in the production of energy. The preliminary purchase price allocation is in process and will be completed in the second quarter.  We expect Vibrant Energy to have 20-25 Megawatts peak (“MWp”) on line and generating revenue by early in the fourth quarter of 2016, 45 MWp by January 2017 and to target the development of at least 250 MWp in solar energy projects in the India markets through the end of 2018. Customers for the initial projects are private commercial and industrial enterprises.

KeyTech Limited

On May 3, 2016, we completed our acquisition of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands (the “KeyTech Transaction”).   Keytech also owned a minority interest of approximately 43 % in our consolidated subsidiary, Bermuda Digital Communications Ltd., which provides wireless services in Bermuda under the “CellOne” name.  As part of the transaction, we contributed its ownership interest of approximately 43% in CellOne and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. As part of the transaction, CellOne was merged with and into a company within the KeyTech group and the approximate 15% interest in CellOne held, in the aggregate, by CellOne’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, CellOne is now indirectly wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech's existing shareholders and to retire KeyTech's subordinated debt. On May 3, 2016, we began consolidating the results of KeyTech within our financial statements in our International Telecom segment.

The transaction will be accounted for as a business combination of KeyTech and the acquisition of additional interest in Bermuda Digital Communications Ltd. The preliminary allocation for the cash contribution of $42 million, less approximately $3 million of transaction fees paid by KeyTech, is in process and will be completed in the second quarter.

Pending Acquisition

Innovative

On September 30, 2015, we entered into an agreement to acquire all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). We purchased the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the purchase, we have the option to finance up to $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a commitment letter and rate lock option letter executed by RTFC.  We expect to fund the remaining $85.0 million of the purchase price, plus any amounts not financed, in either cash or with our revolving line of credit. With the purchase, our current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

The Innovative Transaction is subject to customary closing terms and conditions and the receipt of approvals from the Federal Communications Commission and regulatory authorities in the U.S.Virgin Islands.  We currently expect to complete the transaction in mid-2016.  Upon the closing of the Innovative Transaction, the results of Caribbean Asset Holdings LLC will be included in our International Telecom segment upon closing.

Disposal of Turks and Caicos Operations

During March 2015, we sold certain assets and liabilities of our Turks and Caicos business in our International Telecom segment.  As a result, we recorded a loss of approximately $19.9 million arising from the deconsolidation of non-controlling interests of $20.0 million and a gain of $0.1 million arising from an excess of sales proceeds over the carrying value of net assets disposed of.  The net loss on disposition is included within other income (expense) and does not relate to a strategic shift in our operations.  As a result, the subsidiary’s historical results and financial position are presented within continuing operations.

Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Mobility Fund, a one-time award meant to support wireless coverage in underserved geographic areas in the United States. We have received FCC final approvals for $24.1 million of Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with our application for the Mobility Funds, we have issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.

The results of our Mobility Fund projects are included within our U.S. Telecom segment. As of March 31, 2016, we had received approximately $8.1 million in Mobility Funds. Of these funds, $1.6 million was recorded as an offset to operating expenses, $4.0 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $2.5 million of future operating costs is recorded within current liabilities in our consolidated balance sheet as of March 31, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended March 31, 2016 and 2015

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
REVENUE:
Wireless	$58,878	$57,015	$1,863	3.3%
Wireline	22,445	20,593	1,852	9.0
Equipment and Other	2,774	2,447	327	13.3
Renewable Energy	5,589	5,289	300	5.7
Total revenue	89,686	85,344	4,342	5.1
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	20,913	20,197	716	3.5
Engineering and operations	9,837	7,656	2,181	28.5
Sales, marketing and customer services	5,154	5,261	(107)	(2.0)
Equipment expense	3,259	3,828	(569)	(14.9)
General and administrative	16,421	14,321	2,100	14.7
Transaction-related charges	3,655	179	3,476	1,941.9
Depreciation and amortization	14,554	14,751	(197)	(1.3)
Total operating expenses	73,793	66,193	7,600	11.5
Income from operations	15,893	19,151	(3,258)	(17.0)
OTHER INCOME (EXPENSE):
Interest income	348	165	183	110.9
Interest expense	(826)	(779)	(47)	6.0
Loss on deconsolidation of subsidiary	—	(19,937)	19,937	(100.0)
Other income, net	14	32	(18)	(56.3)
Other income (expense), net	(464)	(20,519)	20,055	(97.7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,429	(1,368)	16,797	(1,227.9)
Income tax expense	4,631	(486)	5,117	(1,052.9)
INCOME (LOSS)FROM CONTINUING OPERATIONS	10,798	(882)	11,680	(1,324.3)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
Income (Loss) from discontinued operations, net of tax	—	390	(390)	(100.0)
Income (Loss) from discontinued operations	—	390	(390)	(100.0)
NET INCOME (LOSS)	10,798	(492)	11,291	(2,294.7)
Net income (loss) attributable to non-controlling interests, net of tax:	(4,678)	(2,777)	(1,901)	68.5
NET INCOME (Loss) ATTRIBUTABLE TO ATLANTIC TELE-NETWORK, INC. STOCKHOLDERS	$6,120	$(3,269)	$9,389	(287.2)%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our U.S. Telecom segment and retail revenue generated within both our U.S. Telecom and International Telecom segments.

Wholesale

Wholesale revenues are generated within our rural U.S. markets.  For the three months ended March 31, 2016 and 2015, wholesale revenues represented 60% and 58%, respectively, of our consolidated wireless revenues.

Wholesale revenue from our U.S. Telecom segment is generated from providing mobile voice or data services to the customers of other wireless carriers, the provision of network switching services and certain transport services using our wireless networks.  Wholesale revenue is primarily driven by the number of sites and base stations we operate, the amount of voice and data traffic from the subscribers of other carriers that each of these sites generates and the rates we are paid from our carrier customers for carrying that traffic.

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to license us spectrum in that area and enter into a contract with specific pricing and terms. These arrangements typically include a purchase right in favor of the carrier to purchase that portion of the network and receive back the spectrum for a predetermined price, depending on when the option to purchase is exercised. We currently have one buildout arrangement of approximately 100 built cell sites, which provides the carrier with an option to purchase such sites exercisable beginning no earlier than 2018. At this time, we cannot predict whether the purchase option will be exercised.

Our U.S. Telecom’s wholesale revenue increased by $2.3 million, or 7.0%, to $35.2 million from $32.9 million for the three months ended March 31, 2016 and 2015, respectively.  This increase was the result of growth in data traffic volumes due to capacity and technology upgrades to our network and the increase in the number of base stations to 885 from 836 as of March 31, 2016 and 2015, respectively.  Such increases, however, were partially offset by rate declines.

We expect that wholesale data volumes will continue to increase during 2016 due to increased demand combined with our increased capacity to serve such demand following the network upgrades made over the last several years. However, we expect to experience a decline in revenues and for margins to contract as a result of the necessary evolution we have taken of significantly reducing rates in exchange for longer‑term contracts. We believe that this new model has much lower risk in that the extended term and reduced pricing create a potential for a long‑lived shared infrastructure solution.

Retail

Retail revenues are generated from providing mobile voice or data services to our subscribers in both our U.S. Telecom and International Telecom segments.  Retail revenues also include roaming revenues generated by other carriers’ customers roaming into our markets.

Retail revenue accounted for the remaining $23.7 million and $24.1 million of our wireless revenue for the three months ended March 31, 2016 and 2015, respectively, a decrease of $0.4 million, or 1.7%.  This decrease of $0.4 million, or 1.7%, is the result of a decrease in roaming revenue due to anticipated rate declines and the sale of our operations in Turks and Caicos during March 2015.  Our wireless retail subscribers increased to 330,000 subscribers from 304,000 subscribers as of March 31, 2016 and 2015, respectively.  However, the increase in our subscribers was offset by a decrease in roaming revenue due to rate declines and the sale of our operations in Turks and Caicos during March 2015.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in wireless subscribers.  This change was retroactively applied to the reported subscribers for March 31, 2015.

We expect retail revenues to remain relatively unchanged in future periods.  Growth in revenue from anticipated subscriber growth may be offset by a decline in roaming revenues because many visitors’ home market carriers continue to charge their customers unusually high rates for roaming services, resulting in lowered overall roaming traffic in these markets. Roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

Additionally, wireless revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share, as a result of both the implementation in March 2015 of a decision by the Bermuda Regulatory Authority requiring our Bermuda subsidiary to surrender a portion of spectrum we reserved for the launch of next generation wireless and data services and any reallocation of that spectrum to our competitors.

Wireline revenue.    Wireline revenue is generated by our International Telecom and U.S. Telecom segments.  Within our International Telecom segment, revenue is generated in Guyana and includes local and long-distance telephone services as well as international voice and data communications services.  In our U.S. Telecom segment, revenue is generated by our integrated voice and data operations in New England, our wholesale transport operations in New York and our wholesale long-distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance.

Wireline revenue increased by $1.8 million, or 8.7%, to $22.4 million for the three months ended March 31, 2016 from $20.6 million for the three months ended March 31, 2015. This increase was primarily due to a $1.8 million increase in our International Telecom segment resulting from increased broadband data revenues driven by an increase in subscribers.  Wireline revenue within our U.S. Telecom segment remained consistent in the first quarter of 2016 as compared to the same period of 2015.

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

We currently cannot predict when or if the Government of Guyana will enact such legislation or take, or fail to take, any action that would otherwise affect our exclusive rights in Guyana. See “Business—Guyana Regulation” in our 2015 Annual Report on Form 10-K.

Renewable Energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits (“SRECs”).

Renewable energy revenue increased $0.3 million, or 5.7%, to $5.6 million from $5.3 million for the three months ended March 31, 2016 and 2015, respectively.  This increase was primarily the result of the impact of heavy snowfall in Massachusetts on the 2015 energy production that did not recur in 2016.

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

With the closing of our acquisition of Vibrant Energy, we are now currently constructing developed projects in India to provide distributed generation solar power to corporate and utility customers and expect to begin generating revenue in the fourth quarter of 2016, with a target of development of at least 250 MWp in solar energy projects through the end of 2018. We expect that revenue from this portfolio of projects will be less than that of our U.S. solar project portfolio, but with revenue margins in line with our current domestic solar operations.

Equipment and other revenue.  Equipment and other revenue within our U.S. Telecom and International Telecom segments represent revenue from wireless equipment sales, primarily handsets, to retail telecommunications customers and other miscellaneous revenue items.

Equipment and other revenue increased by $0.4 million, or 16.7 % to $2.8 million for the three months ended March 31, 2016 from $2.4 million for the three months ended March 31, 2015. Equipment and other revenue increased in both our U.S. Telecom segment’s retail operations and in our International Telecom segment by $0.2 million as a result of increased subscriber additions and demand for handsets.

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

Termination and access fees increased by $0.7 million, or 3.5%, to $20.9 million for the three months ended March 31, 2016 from $20.2 million for the three months ended March 31, 2015. Our U.S. Telecom segment reported an increase of $1.6 million in these costs as the result of increased data traffic volumes, costs related to additional technologies and the expansion and upgrade of our networks.  This increase was partially offset by a $0.9 million decrease in these costs in our International Telecom segment which included our operations in Turks and Caicos sold in March 2015.

Termination and access fees are expected to continue to increase in future periods with expected growth in data traffic volumes on our networks, but remain fairly proportionate to their related revenue as our networks expand.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $2.1 million, or 27.3%, to $9.8 million from $7.7 million for the three months ended March 31, 2016 and 2015, respectively.  The increase was primarily the result of an increase within our U.S. Telecom segment of $0.8 million to support an expanding and upgraded network and additional technologies and as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  Our International Telecom segment reported an increase in engineering and operations expenses of $1.3 million for network and billing system support, maintenance, and consulting.

We expect that engineering and operations expenses will remain fairly consistent as a percentage of revenues in future periods.

Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses decreased by $0.1 million, or 1.9%, from $5.3 million to $5.2 million for the three months ended March 31, 2016 and 2015, respectively. Sales and marketing expenses decreased by $0.1 million in our International Telecom segment primarily as a result of cost reduction measures and the sale of our operations in Turks and Caicos in March 2015.

We expect that sales, marketing and customer service expenses will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail wireless businesses.

Equipment expenses decreased by $0.5 million, or 13.2%, to $3.3 million for the three months ended March 31, 2016 from $3.8 million for the three months ended March 31, 2015. The decrease was the result of reduced expenses of

$0.8 million in our International Telecom segment primarily as a result of the sale of our operations in Turks and Caicos.  This decrease was partially offset by an increase in our U.S. Telecom segment’s retail wireless subscriber additions.

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

General and administrative expenses increased by $2.1 million, or 14.7%, to $16.4 million for the three months ended March 31, 2016 from $14.3 million for the three months ended March 31, 2015.  The increase is predominately the result of an increase of $1.2 million within our U.S. Telecom segment primarily as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  In addition, our corporate overhead increased by $1.3 million to support our expanding operations and in preparation for our Vibrant Energy Acquisition, our KeyTech Transaction and our Innovative Transaction.  These increases were partially offset by an aggregate decrease of $0.3 million within our International Telecom and Renewable Energy segments.

We expect that these general and administrative expenses will increase as we incur the additional expenses necessary to launch the construction of our India renewable energy projects. However, following the completion of such construction, we expect these will remain fairly consistent as a percentage of revenues in future periods.

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

We incurred $3.7 million and $0.2 million of transaction‑related charges during the three months ended March 31, 2016 and 2015, respectively. The increase was primarily related to the Vibrant Energy Acquisition, the KeyTech Transaction and the Innovative Transaction.

We expect that transaction related expenses will increase substantially in the second quarter of this year, related to the closing of the Vibrant Energy Acquisition, KeyTech Transaction, and Innovative Transaction. Thereafter, transaction related expenses will continue to be incurred from time to time as we continue to explore additional acquisition and investment opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.2 million, or 1.4%, to $14.6 million for the three months ended March 31, 2016 from $14.8 million for the three months ended March 31, 2015. The decrease was the result of a $0.6 million decrease in depreciation and amortization in our International Telecom segment primarily as a result of our sale of operations in Turks and Caicos in March 2015.  This decrease was partially offset by increases in depreciation and amortization in our U.S. Telecom segment and in our corporate overhead.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our networks and build or acquire solar power generating facilities.

Interest income.  Interest income represents interest earned on our cash, cash equivalents, and restricted cash balances.

Interest income increased $0.1 million to $0.3 million from $0.2 million for the three months ended March 31, 2016 and 2015, respectively, as a result of an increase in the return on our cash balances. We expect that interest income may decline in future periods as we deploy cash balances for acquisitions and development of our solar portfolio in India.

Interest expense.  Interest expense represents commitment fees, letter of credit fees, amortization of debt issuance costs, and interest incurred on our outstanding credit facilities and on the term loans we assumed in our Ahana Acquisition.

Interest expense remained consistent at $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended March 31, 2016 and 2015.

Income taxes.  Our effective tax rates for the three months ended March 31, 2016 and 2015 were 30.0 % and 35.5%, respectively.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net loss attributable to non-controlling interests.  Net loss attributable to non-controlling interests reflected an allocation of $4.7 million and $2.8 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2016 and 2015, respectively.  Of this $1.9 million increase, $1.0 million related to our International Telecom segment primarily as a result of the sale of our operations in Turks and Caicos during March 2015, $0.7 million related to our U.S. Telecom segment primarily as a result of increased profitability in our retail operations and $0.2 million related to increased profitability within our renewable energy segment.

Net income(loss) attributable to Atlantic Tele-Network, Inc. stockholders.  Net income (loss) attributable to Atlantic Tele-Network, Inc. stockholders increased to income of $6.1 million from a loss $3.3 million for the three months ended March 31, 2016 and 2015, respectively.

On a per share basis, net income (loss) increased to income of $0.38 per diluted share from a loss of $0.21 per diluted share for the three months ended March 31, 2016 and 2015, respectively.

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

For the three months ended March 31, 2016 and 2015, we spent approximately $16.4 million and $13.8 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Three months ended March 31,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$7,561	$7,774	$—	$1,110	$16,445
2015	7,871	5,209	—	732	13,812

(1)  Reconciling items refer to corporate overhead matters and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that telecom capital expenditures for the year ended December 31, 2016 will be between $65 million and $75 million capital expenditures for our Renewable Energy segment will be between $40 million and $50 million for the year ended December 31, 2016.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Acquisitions and Investments.     Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. We funded the KeyTech Transaction and Vibrant Energy Acquisition with $42.0 million and $11 million of cash, respectively.  In regard to the pending Innovative Transaction we expect to fund $85.0 million payable in cash and have the option to finance the remaining $60.0 million of the purchase price with a loan from an affiliate of Innovative, the Rural Telephone Finance Cooperative.

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

As of March 31, 2016, we had approximately $396.8 million in cash, cash equivalents and restricted cash. Of this amount, $112.4 million was held by our foreign subsidiaries and is permanently invested outside the United States.

In addition, we had approximately $31.3 million of debt as of March 31, 2016. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.    We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  Our effective tax rate decreased in 2016, over the previous year, primarily due to the $19.9 million loss on deconsolidation within our International Telecom business that had no 2015 tax benefit.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended March 31, 2016, our Board declared dividends to our stockholders, which includes a $0.32 per share dividend declared on March 15, 2016 and paid on April 8, 2016, of $5.1 million. We have declared quarterly dividends for the last 70 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through March 31, 2016. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of March 31, 2016, we had approximately $391.1 million in cash and cash equivalents, a decrease of $0.9 million from the December 31, 2015 balance of $392.0 million. The decrease is primarily attributable to cash provided by our operating activities of $28.3 million partially offset by our capital expenditures of $16.4 million, cash used to acquire marketable securities of $2.0 million and cash used in our financing activities of $11.5 million.

Cash provided by operations.     Cash provided by operating activities was $28.3 million for the three months ended March 31, 2016 as compared to $35.5 million for the three months ended March 31, 2015.  The decrease of $7.2 million was primarily the result of the $19.9 loss on the deconsolidation of our operations in Turks and Caicos in 2015 partially offset by an increase in net income of $11.3 million.  The remaining change relates to changes in working capital balances.

Cash provided by (used) in investing activities.  Cash used in investing activities was $17.8 million for the three months ended March 31, 2016.  Cash provided by investing activities was $29.1 million for the three months ended March 31, 2015.  The three months ended March 31, 2015 includes $39.0 million of cash provided by the final receipt of the escrowed funds from our sale of the retail wireless business operated under the Alltel name and the $5.9 million in proceeds from the sale of certain assets of our operations in Turks and Caicos.  There were no comparable proceeds from the sale of assets in 2015.  The three months ended March 31, 2015 also includes the usage of $2.6 million to complete the Ahana Acquisition.  The three months ended March 31, 2016 includes the usage of $2.0 million for the purchase of marketable securities and an increase in capital expenditures of $2.6 million as compared to the prior year period.

Cash used in financing activities.  Cash used in financing activities increased by $1.1 million, to $11.5 million for the three months ended March 31, 2016 from $10.4 million for the three months ended March 31, 2015.  This increase was predominately the result of increased dividends to our stockholders of $0.5 million and an increase of $0.4 million for the repurchase of shares from employees to satisfy their withholding obligations incurred in connection with the vesting of restricted stock awards.

Credit facility.    On December 19, 2014, we amended and restated our then existing credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225.0 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25.0 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10.0 million under a swingline sub-facility.

Amounts we may borrow under the Credit Facility bear interest at a rate equal to, at its option, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Credit Agreement) of our indebtedness to EBITDA. Under the terms of the Credit Facility, we must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Credit Facility over each calendar quarter.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

On January 11, 2016, we amended the Credit Facility to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech Limited of $12.7 million to certain of KeyTech Limited’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with our option to finance a portion of the Innovative Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

As of March 31, 2016, we had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

Ahana Debt

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

The Ahana Debt includes a loan from Public Service Electric & Gas (PSE&G). The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities. Repayment of the Ahana Debt with PSE&G can be made in either cash or SRECs, at our discretion.  The value of the SRECs was fixed at the time of the loan’s closing.

As of March 31, 2016, $31.3 million of the Ahana debt remained outstanding.

Factors Affecting Sources of Liquidity

Internally generated funds. The key factors affecting our internally generated funds are demand for our services, competition, regulatory developments, economic conditions in the markets where we operate our businesses and industry trends within the telecommunications and renewable energy industries.

Restrictions under Credit Facility.     Our Credit Facility contains customary representations, warranties and covenants, including covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

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

Completed and Pending Acquisitions.     As discussed above, we funded the KeyTech Transaction and Vibrant Energy Acquisition with $42 million and $11 million of cash, respectively.  In regard to our pending Innovative Transaction, we have the option to finance $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative. We expect to fund the remaining $85 million of the purchase price, plus any amounts not financed, in cash.

Recent Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. We adopted the standard on January 1, 2016 and it did not have a material impact on our consolidated financial statements and related disclosures.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which provides updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard was adopted on January 1, 2016 and did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which provides comprehensive lease accounting guidance.  The standard requires entities to recognize lease assets and liabilities on the balance sheet as well

as disclosure of key information about leasing arrangements.   ASU 2016-02 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We are currently evaluating the impact that the standard will have on our consolidated financial statements.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyana dollar because a significant portion of our Guyana revenues and expenditures are transacted in Guyana dollars. The exchange rate has remained consistent at 210 Guyana dollars to 1 U.S. dollar since 2014 and remained at 210 Guyana dollars to 1 U.S. dollar as of March 31, 2016. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of March 31, 2016, we did not have any outstanding variable rate debt and as a result, we believe that we do not have an exposure to fluctuations in interest rates. We may have an exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

Risks Related to our Renewables Business in India

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global, a developer, builder, and owner of solar farms in India (the “Vibrant Energy Acquisition”).  We also retained several Armstrong employees in the UK and India who are employed by the Company to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.

We expect Vibrant Energy to have 20-25 Megawatt peak (“MWp”) of operating solar projects generating revenue in the fourth quarter of 2016, increasing to 45 MWp by January 2017.  Vibrant Energy is then targeting the development of at least 250 MWp of solar energy projects in the India markets for construction through the end of 2018.  Customers for these projects are private commercial and industrial enterprises.  In time as the Company’s portfolio of operating assets increases, the Company may look to sell the power generated by some of its projects to local state utility companies under long-term power purchase agreements.

Our India operations are subject to extensive governmental regulation and regulatory, economic, social and political uncertainties in India. Any failure to obtain, renew or comply with the terms of required approvals, licenses and permits in a timely manner or at all may have a material adverse effect on our results of operations, cash flows and financial condition.

Any business in India is subject to a broad range of financial, administrative and other governmental regulations that may vary on a state-specific basis, and the renewables business in India is subject to additional environmental, safety and other laws and regulations. These laws and regulations require us to obtain and maintain a number of approvals, licenses, filings, registrations and permits for our ordinary course investment and operations activities, as well as developing and operating power projects. For example, in order to begin construction, we must first ensure that land is properly zoned, then obtain the various approvals during construction of our solar projects and prior to the commissioning certificate is issued, including capacity allocation and capacity transfer approvals, approvals from the local pollution control boards, evacuation and grid connectivity approvals and approval from the chief electrical inspector for installation and energization of electrical installations at the solar project sites. Although some of the approvals required can be obtained prior to construction of a project commencing, some of the licenses required, particularly in relation to commencing the export of electricity, can only be obtained once a project is fully constructed and ready to commence operations.  Obtaining and maintaining these approvals and permits can be time-consuming and burdensome.  We have allotted a period of time to allow for such licenses to be obtained in our business model, but there is no assurance that we will receive these approvals from the relevant approving authority in a timely manner or at all.

In addition, we could be adversely affected by the adoption or implementation of new laws and regulations, new interpretations of existing laws, increased governmental enforcement of laws or other similar developments in the future. There can be no assurance that we will not be subject to any new requirements in the future, and that we will be able to obtain and maintain such consents or permits in a timely manner, or at all, or that we will not become subject to any regulatory action on account of not having obtained or renewed such permits or filings in any past periods. Further, we cannot assure that the approvals, licenses, registrations and permits issued to us will not be subject to suspension or revocation for non-compliance or alleged non-compliance with any terms or conditions thereof, or pursuant to any regulatory action. Any failure to apply for, renew and obtain the required approvals, licenses, registrations or permits, or any suspension or revocation of any of the approvals, licenses, registrations and permits that have been or may be issued to us, or any onerous conditions made applicable to us in terms of such approvals, licenses, registrations or permits may impede the successful construction and/or operation of our power projects, which could have a material adverse effect on the business, financial condition, results of operations, cash flows and prospects in our Renewable Energy segment.

In addition, our financial performance will be affected by changes in exchange rates and controls, interest rates, changes in government policies, including taxation policies, labor conditions, and other political, social and economic developments in or affecting India. The Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy. Currently, the Indian government has in place policies of economic liberalization; however, the role of the Indian central and state governments in the Indian economy is significant. The rate of economic liberalization could change, and specific laws and policies affecting solar power producers, investments owned by non-Indian companies, currency exchange rates and other matters affecting investments in India could change as well.   Such changes could have a material adverse effect on the business, financial condition, results of operations, cash flows and prospects in our Renewable Energy segment.

Land title in India can be uncertain and difficult to procure.

There is no central title registry for real property in India and the documentation of land records in India has not been fully computerized. Property records in India are generally maintained at the state and district level and in local languages, and are updated manually through physical records. Therefore, property records may not be available online for inspection or updated in a timely manner, may be illegible, untraceable, incomplete or inaccurate in certain respects, or may have been kept in poor condition, which may impede title investigations or our ability to rely on such property records. Furthermore, title to land in India is often fragmented, and in many cases, land may have multiple owners. Title may also suffer from irregularities, such as non-execution or non-registration of conveyance deeds and inadequate stamping, and may be subjected to encumbrances that we are unaware of. As a result, potential disputes or claims over title to the land on which our power projects will be constructed may arise. We recognize the material nature of this risk and have invested heavily in and prioritized our real estate due diligence teams.  Nonetheless, any real estate issues could impair the development or operations of our solar projects and any defects in, or irregularities of, title may result in a loss of development or operating rights over the land may adversely impact our ability to construct our power project portfolio or maintain operations, once constructed.

We may not be able to timely and effectively construct our developed solar project portfolio.

The development and construction of solar projects involve numerous risks and uncertainties and require extensive research, planning and due diligence. We have already incurred, and may continue to incur, significant costs for land and interconnection rights, regulatory approvals, preliminary engineering, permits, and legal and other expenses before we can determine whether a solar project is economically, technologically or otherwise feasible.  Our existing operations, personnel, systems and internal control may not be adequate to support our growth and expansion and may require us to make additional unanticipated investments in our infrastructure. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, execute our business strategies successfully or respond to competitive pressures. As a result, our business, prospects, financial condition, results of operations and cash flows could be materially and adversely affected.

Our ability to realize profits in our investment may depend greatly on our ability to:

•	accurately identify and prioritize geographic markets for entry, both in terms of market demand and viability of solar conditions and grid connection;
•	manage local operational, capital investment or components sourcing in compliance with regulatory requirements;
•	procure land at cost-effective prices and on terms favorable to us;
•	procure equipment and negotiate favorable payment and other terms with suppliers;
•	obtain grid interconnection rights;
•	successfully complete construction by the expiration of any procured grid interconnection rights;
•	secure reliable and enforceable EPC and O&M resources; and
•	sign PPAs or other arrangements on a long-term basis and on terms that are favorable to us.

Construction of our solar projects may be also be adversely affected by circumstances outside of our control, including inclement weather, adverse geological and environmental conditions, a failure to receive regulatory approvals on schedule or third-party delays in providing supplies and other materials. Changes in project plans or designs, or defective or late execution may increase our costs from our initial estimates and cause delays. Global supply and demand for key equipment, particularly solar panels, and foreign exchange movements may increase procurement costs as the majority of the equipment used by us is sourced from outside of India. Labor shortages, work stoppages, labor disputes, disputes with neighboring land owners and/or local villages could significantly delay a projector increase our costs. Any construction setbacks or delays could have a material adverse effect on our ability to obtain, maintain and perform under the PPAs we seek to procure and could result in financial penalties under these agreements and/or the termination of such agreements, which could have a material adverse impact on our prospects and results of operations in our Renewable Energy segment.

We are reliant on India’s infrastructure to deliver power and any failure or technical challenges may lead to delays or other impediments that may have an adverse effect on our operations or financial condition.

India has a target of installing 175 GW of renewable energy capacity installed by March 2022, of which it is intended that 100 GWp will be solar power capacity.  Due to the intermittent nature of most forms of renewable energy generation, significant renewable energy generation capacity on a limited area of grid infrastructure can cause technical challenges to keep the grid in balance.  Such technical issues could result in a grid company looking to turn down the export capacity of one of our solar projects for a limited or extended period, or the grid company incurring additional costs in order to manage their grid infrastructure, and looking to recharge such costs to renewable energy generators.  Such actions by a grid operator could have a material adverse impact on our prospects and results of operations in our Renewable Energy segment.

The period between project origination and the commencement of commercial operations can be extended and may result in delays that materially and adversely impact our results of operations.

Solar projects typically generate revenue only after becoming commercially operational and starting to sell electricity to offtakers through the power grid. There may be long delays from the development process to projects becoming shovel-ready, due to the timing of land procurement, permitting and grid connectivity process. There could be a significant delay between our upfront investments and actual generation of revenue, or any added delay in between due to unforeseen events.  These delays could result in equipment costs rising (e.g. due to material foreign currency movements) and the price at which we are able to sell the power generated falling (as the PPA is only entered into at the point where the project is operational).  Such changes could materially and adversely affect our profitability, results of operations and cash flows prospects in our Renewable Energy segment.

Our ability to realize the benefits of our investment in India may be delayed and our growth prospects depend to a significant extent on the availability of additional funding options with acceptable terms.

We require a significant amount of cash to fund the installation and construction of our projects in India and other aspects of our operations, and have planned to incur debt or acquire additional equity funding in the future to complement our investment. We may also require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue in order to remain competitive. We intend to evaluate third-party financing options, including any bank loans, equity partners, financial leases and securitization. However, we cannot guarantee that we will be successful in locating additional suitable sources of financing on a timely basis or at all, or on terms or at costs that are acceptable to us, which may materially adversely affect our ability to continue construction and expand our operations in India. In addition, rising interest rates could adversely impact our ability to secure financing on favorable terms.

Our ability to obtain external financing is subject to a number of uncertainties, including:

•	our future financial condition, results of operations and cash flows;

•	the general condition of global equity and debt capital markets;
•	decline of the Indian rupee compared to U.S. dollar; and
•	the continued confidence of banks and other financial institutions in our company and the solar power industry, amongst other factors.

Any additional equity financing may be dilutive to us and our stockholders and any debt financing may contain restrictive covenants that limit our flexibility going forward and may adversely impact our ability to achieve our intended business objectives.

The failure to obtain third party financing may result in us failing to achieve the scale which we are currently expecting, and the failure to reach this scale would result in lower economies of scale, and as a result could materially and adversely affect our profitability, results of operations and cash flows in our Renewable Energy segment.

If demand for solar power is decreased or does not develop according to expected timelines, or we are unable to meet such demand, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

Many factors may affect the demand for solar projects in India, including:

•	changes in economic and market conditions that affect the viability of traditional power and other renewable energy sources;
•	the cost and reliability of solar projects compared with traditional energy sources;
•	the availability of grid capacity to dispatch power generated from solar projects;
•	the reliability of grid infrastructure in India; and
•	governmental policies governing the electric utility industry that may present technical, regulatory and economic barriers to the purchase and use of solar energy.

If market demand for solar projects fails to develop sufficiently or is delayed in its development, our business, financial condition, results of operations, cash flows and prospects could be materially and adversely affected.

We face significant competition from traditional and renewable energy companies.

We face significant competition in the markets in which we operate. Our competitors may have greater operational, financial, technical, management expertise or other resources than we do and may be able to achieve better economies of scale and lower cost of capital, allowing them to provide more competitive rates. Our competitors may also have a more effective or established localized business presence or a greater appetite for risk (e.g. in relation to equipment warranties) and greater willingness or ability to operate with little or no operating margins for sustained periods of time. Our market position depends on our financing, development and operation capabilities, reputation and track record. Any increase in competition during the bidding process or reduction in our competitive capabilities could have a significant adverse impact on the margins we generate from our solar projects. We cannot assure that we will be able to compete effectively, and our failure to do so could result in an adverse effect on our business, results of operations and cash flows in our Renewable Energy segment.

Risks Related to our Telecommunications Business in Bermuda

On May 3, 2016, we completed our KeyTech Transaction, in which we acquired a controlling interest in KeyTech Limited, a company that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands.

We may not be able to obtain desirable programming on terms favorable to us, or at all.

The cost of obtaining programming associated with providing our video service in Bermuda and the Cayman Islands is significant. The terms of many of our programming contracts are for multiple years and provide for future increases in the fees we must pay.  In addition, local over-the-air television stations are increasingly seeking substantial fees for retransmission of their stations over our cable networks. Historically, we have absorbed increased programming costs in large part through increased prices to our customers. We cannot assure that competitive and other marketplace factors will permit us to continue to pass through these costs or that we are able to renew programming agreements on comparable or favorable terms. Also, programming in the Caribbean typically includes Latin American or Spanish programming, while our Bermuda and Cayman subscribers largely prefer content in English. To the extent that we are unable to reach acceptable agreements with programmers or obtain desired content, we may be forced to remove programming from our line-up, which could result in a loss of customers and materially adversely affect our results of operations and financial condition.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2015 Annual Report on Form 10-K. The risks described herein and in our 2015 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended March 31, 2016.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2016:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
January 1, 2016 — January 31, 2016	—	$—	—	$2,919,965
February 1, 2016 — February 29, 2016	5,329	$75.06	—	$2,919,965
March 1, 2016 — March 31, 2016	26,696	$72.97	—	$2,919,965

(1)

Represents shares purchased on February 11, 2016, March 17, 2016, March 20, 2016, March 22, 2016, March 24, 2016 and March 27, 2016 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 5.  Additional Information

None.

Item 6. Exhibits :

10.1

Form of Severance Agreement executed between the Company and Messrs. Benincasa, Slap and Kreisher, each dated as of February 26, 2016, and Mr. Fougere, dated as of March 7, 2016 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 29, 2016).

10.2

Severance Agreement between the Company and Mr. Michael Prior, dated as of February 26, 2016 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-12593) filed on February 29, 2016).

10.3

Amendment, Consent and Confirmation Agreement, dated January 11, 2016, by and among the Company, as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-12593) filed on January 15, 2016).

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

Atlantic Tele-Network, Inc.

Date: May 10, 2016	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 10, 2016	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer