Form 10-Q
period 2016-06-30
ATN International, Inc.
filed 2016-08-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-12593

ATN INTERNATIONAL, INC.

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

As of August 9, 2016, the registrant had outstanding 16,151,535 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; changes to governmental regulations and laws affecting our business; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; our recent acquisitions; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  the general performance of our operations, including operating margins, revenues, and the future growth and retention of our subscriber base and consumer demand for solar power; (2) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (3) economic, political and other risks facing our operations, including in various jurisdictions outside the United States where we have operations; (4) our ability to maintain favorable roaming arrangements; (5) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (6) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (7) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (8) increased competition; (9) our ability to operate in the renewable energy industry; (10) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (11) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (12) the occurrence of weather events and natural catastrophes; (13) our continued access to capital and credit markets; (14) our ability to integrate our acquired businesses; (15) our ability to realize the value that we believe exists in our businesses; and (16) our ability to receive requisite regulatory consents and approvals and satisfy other conditions needed to complete our pending sale. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully in Item 1A of this Report under the caption “Risk Factors” and under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016 and of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 10, 2016  and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to ATN International, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN, and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$352,258	$392,045
Restricted cash	1,430	824
Accounts receivable, net of allowances of $12.0 million and $9.3 million, respectively	46,554	39,020
Materials and supplies	8,330	8,220
Prepayments and other current assets	26,339	28,383
Total current assets	434,911	468,492
Fixed Assets:
Property, plant and equipment	931,267	807,247
Less accumulated depreciation	(444,538)	(433,744)
Net fixed assets	486,729	373,503
Telecommunication licenses, net	43,157	43,468
Goodwill	40,865	45,077
Trade name license, net	2,317	417
Customer relationships, net	8,829	1,081
Restricted cash	5,161	5,477
Other assets	23,415	7,489
Total assets	$1,045,384	$945,004
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,362	$6,284
Accounts payable and accrued liabilities	52,741	44,137
Dividends payable	5,168	5,142
Accrued taxes	14,144	9,181
Advance payments and deposits	13,132	9,459
Other current liabilities	10,501	10,152
Total current liabilities	108,048	84,355
Deferred income taxes	36,631	45,406
Other liabilities	44,178	26,944
Long-term debt, excluding current portion	51,096	26,575
Total liabilities	239,953	183,280
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 16,946,334 and 16,828,576 shares issued, respectively, and 16,151,535 and 16,067,736 shares outstanding respectively	168	168
Treasury stock, at cost; 794,800 and 760,840 shares, respectively	(20,661)	(18,254)
Additional paid-in capital	154,881	154,768
Retained earnings	540,019	547,321
Accumulated other comprehensive loss	(3,741)	(3,704)
Total ATN International, Inc. stockholders’ equity	670,666	680,299
Non-controlling interests	134,765	81,425
Total equity	805,431	761,724
Total liabilities and equity	$1,045,384	$945,004

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 and 2015

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUE:
Wireless	$57,088	$60,326	$115,965	$117,341
Wireline	33,976	22,089	56,421	42,681
Equipment and other	3,365	2,621	6,139	5,069
Renewable energy	5,562	5,290	11,151	10,579
Total revenue	99,991	90,326	189,676	175,670
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	25,197	19,525	46,110	39,723
Engineering and operations	8,907	8,363	18,745	16,020
Sales and marketing	7,073	4,895	12,227	10,156
Equipment expense	4,063	2,833	7,322	6,661
General and administrative	20,408	14,192	36,828	28,502
Transaction-related charges	10,410	137	14,065	316
Restructuring charges	1,785	—	1,785	—
Depreciation and amortization	16,493	14,472	31,047	29,223
Impairment of long-lived assets	11,076	—	11,076	—
Bargain purchase gain	(7,304)	—	(7,304)	—
Gain on disposition of long-lived assets	(29)	(2,823)	(29)	(2,823)
Total operating expenses	98,079	61,594	171,872	127,778
Income from operations	1,912	28,732	17,804	47,892
OTHER INCOME (EXPENSE)
Interest income	345	44	692	209
Interest expense	(1,061)	(786)	(1,886)	(1,568)
Loss on deconsolidation of subsidiary	—	—	—	(19,937)
Other income, net	(137)	36	(123)	61
Other expense, net	(853)	(706)	(1,317)	(21,235)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,059	28,026	16,487	26,657
Income taxes	2,945	13,008	7,576	12,521
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,886)	15,018	8,911	14,136
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	—	390
NET INCOME (LOSS)	(1,886)	15,018	8,911	14,526
Net income attributable to non-controlling interests, net of tax expense of $0.5 million, $0.5million, $0.4 million, and $0.8 million, respectively.	(1,200)	(5,568)	(5,877)	(8,345)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(3,086)	$9,450	$3,034	$6,181
NET INCOME (LOSS) PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$(0.19)	$0.59	$0.19	$0.36
Discontinued operations	$—	$—	$—	$0.02
Total	$(0.19)	$0.59	$0.19	$0.38
NET INCOME (LOSS) PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$(0.19)	$0.59	$0.19	$0.36
Discontinued operations	$—	$—	$—	$0.02
Total	$(0.19)	$0.59	$0.19	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,145	16,038	16,118	15,988
Diluted	16,145	16,150	16,221	16,109
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.32	$0.29	$0.64	$0.58

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(1,886)	$15,018	$8,911	$14,526
Other comprehensive income:
Foreign currency translation adjustment	(40)	30	(36)	28
Other comprehensive income (loss), net of tax	(40)	30	(36)	28
Comprehensive income	(1,926)	15,048	8,875	14,554
Less: Comprehensive income attributable to non-controlling interests	(1,200)	(5,568)	(5,877)	(8,345)
Comprehensive income (loss) attributable to ATN International, Inc.	$(3,126)	$9,480	$2,998	$6,209

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30 , 2016 AND 2015

(Unaudited)

(In thousands)

	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,911	$14,526
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	31,047	29,223
Provision for doubtful accounts	100	237
Amortization and write off of debt discount and debt issuance costs	236	283
Stock-based compensation	3,633	2,677
Deferred income taxes	(8,775)	—
Income from discontinued operations, net of tax	—	(390)
Bargain purchase gain	(7,304)	—
Gain on disposition of long-lived assets	(29)	(2,823)
Impairment of long-lived assets	11,076	—
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable, net	(2,902)	4,033
Materials and supplies, prepayments, and other current assets	(4,505)	(4,275)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(4,713)	4,440
Accrued taxes	15,294	18,553
Other assets	(1,854)	(32)
Other liabilities	10,505	(5,847)
Net cash provided by operating activities of continuing operations	50,720	80,542
Net cash provided by operating activities of discontinued operations	—	603
Net cash provided by operating activities	50,720	81,145
Cash flows from investing activities:
Capital expenditures	(42,727)	(28,031)
Purchase of marketable securities	(2,000)	—
Acquisition of businesses, net of acquired cash of $8.3 million and $6.6 million	(29,719)	(11,968)
Purchases of spectrum licenses and other intangible assets, including deposits	(10,860)	—
Acquisition of non-controlling interest in subsidiary	(7,045)	—
Change in restricted cash	(290)	39,001
Proceeds from disposition of long-lived assets	1,424	5,873
Net cash provided by (used in) investing activities of continuing operations	(91,217)	4,875
Cash flows from financing activities:
Dividends paid on common stock	(10,311)	(9,267)
Distribution to non-controlling stockholders	(4,302)	(9,160)
Payment of debt issuance costs	—	(30)
Proceeds from stock option exercises	164	1,686
Principal repayments of term loan	(4,759)	(2,997)
Purchase of common stock	(1,986)	(1,568)
Investments made by minority shareholders in consolidated affiliates	21,904	905
Net cash provided by (used in) financing activities of continuing operations	710	(20,431)
Net change in cash and cash equivalents	(39,787)	65,589
Cash and cash equivalents, beginning of period	392,045	326,216
Cash and cash equivalents, end of period	$352,258	$391,805

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, through its operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively.

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

•

Wireline.  The Company’s wireline services include local telephone, data, and cable television services in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States. The Company is the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. In addition, the Company offers wholesale long-distance voice services to telecommunications carriers. The Company also offers facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, the Company began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Choice
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana, Bermuda, Cayman Islands, British Virgin Islands, St. Maarten	GTT, KeyTech, Bermuda CableVision, Logic
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments, and iii) Renewable Energy, consisting of its former Renewable Energy segment.  The prior period segment information has been recast to conform to the current year’s segment presentation.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended June 30, 2015 the aggregate impact of the changes included an increase to termination and access fees of $0.1 million, an increase to engineering and operations expenses of $0.3 million, a decrease to sales and marketing expenses of $0.2 million and a decrease to general and administrative expenses of $0.2 million. For the six months ended June 30, 2015 the aggregate impact of the changes included an increase to termination and access fees of $0.2 million, an increase to engineering and operations expenses of $0.4 million, a decrease to sales and marketing expenses of $0.3 million and a decrease to general and administrative expenses of $0.3 million.

During the six months ended June 30, 2016, the Company’s other assets increased primarily due to a deposit to purchase spectrum licenses of $10.9 million, a $2.0 million purchase of securities in an unaffiliated entity, and $0.9 of loan commitment fees related to the Innovative Transaction.

The Company’s effective tax rates for the three months ended June 30, 2016 and 2015 were 278.2% and 46.4%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2016 and 2015 were 46.0% and 47.0%, respectively.  The effective tax rate for the three months ended June 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our U.S. Wireline business, (iii) the cumulative rate impact resulting from a change to the annual forecasted rate, applied against a lower Q2 2016 pretax book income, and  (iv) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the three months ended June 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within its International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the six months ended June 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our U.S. Wireline business, and (iii) the mix of income generated among the jurisdictions in which we operate. The effective tax rate for the six months ended June 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within its International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.

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

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”, which provides updated guidance related to simplifying the accounting for measurement period adjustments related to business combinations.  The amended guidance eliminates the requirement to retrospectively account for adjustments made during the measurement period. The standard was adopted January 1, 2016, and did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill and income taxes. Actual results could differ significantly from those estimates.

4. ACQUISITIONS

Completed Acquisitions

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

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”).  The total purchase consideration of $6.2 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the preliminary allocation of the consideration transferred to the net assets of Vibrant Energy based on their acquisition date fair values (in thousands):

Consideration Transferred	$ 6,193

Preliminary Purchase price allocation:
Cash	$ 136
Prepayments and other assets	636
Property, plant and equipment	7,321
Accounts payable and accrued liabilities	(5,179)
Goodwill	3,279
Net assets acquired	6,193

  The consideration transferred includes $3.5 million paid and $2.7 million to be paid, which relates to the passage of time and achievement of initial production milestones which are considered probable.  The acquired property, plant and equipment is comprise of solar equipment and the accounts payable and accrued liabilities consists mainly of amounts payable for certain asset purchases.  The fair value of the property, plant, and equipment was based on recent acquisition costs for the assets, given their recent purchase dates from third parties.  The goodwill in the transaction relates to the assembled workforce of the business acquired.

For the six months ended June 30, 2016 the Vibrant Energy Acquisition accounted for $0.1 million of the Company’s revenue.  The Company incurred $10.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $9.0 million were incurred during the six months ended June 30, 2016.  The pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of acquisition, as well as the revenues and earnings generated during the current year, were not material for disclosure purposes.

KeyTech Limited

On May 3, 2016, the Company completed its acquisition of a controlling interest in KeyTech Limited  (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands (the “KeyTech Transaction”). KeyTech also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda under the “CellOne” name. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and $41.6 million in cash in exchange for a 51% ownership interest in KeyTech. As part of the transaction, BDC was merged with and into a company within the KeyTech group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, BDC is now wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech's pre-transaction shareholders and to retire KeyTech’ s subordinated debt. On May 3, 2016, the Company began consolidating the results of KeyTech within its financial statements in its International Telecom segment.

The KeyTech Transaction was accounted for as a business combination of a controlling interest in KeyTech in accordance with ASC 805 and the acquisition of an incremental ownership interest in BDC in accordance with ASC 810, Consolidation.  The total purchase consideration of $41.6 million of cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the preliminary allocation of the consideration transferred to the net assets of KeyTech and incremental interest acquired in BDC based on their acquisition date fair values (in thousands):

Consideration Transferred
Cash consideration - KeyTech	$ 34,518
Cash consideration - BDC	7,045
Total consideration transferred	41,563
Non-controlling interests - KeyTech	32,909
Total value to allocate	$ 74,472
Value to allocate KeyTech	67,427
Value to allocate - BDC	7,045

Preliminary Purchase price allocation KeyTech:
Cash	8,185
Accounts receivable	6,451
Other current assets	3,241
Property, plant and equipment	100,892
Identifiable intangible assets	10,590
Other long term assets	3,464
Accounts payable and accrued liabilities	(16,051)
Advance payments and deposits	(6,683)
Current debt	(6,429)
Long term debt	(28,929)
Net assets acquired	74,731

Gain on KeyTech bargain purchase	$ 7,304

Purchase price allocation BDC:
Carrying value of BDC non-controlling interest acquired	2,940

Excess of purchase price paid over carrying value of non-controlling interest acquired	$ 4,105

The acquired property, plant and equipment is comprised of telecommunication equipment located in Bermuda and the Cayman Islands.   The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted at approximately 15% rate to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 3 to 18 years and the customer relationships acquired have average useful lives of 9 to 12 years.  The fair value of the non-controlling interest was determined using the income approach and a discount rate of approximately 15%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company currently expects to collect the full amount of the receivables.

The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which KeyTech operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the three and six months ended June 30, 2016.

The Company’s statement of operations for the six months ended June 30, 2016 includes $14.0 million of revenue and $3.0 million of income before taxes attributable to the KeyTech Transaction.  The Company incurred $4.1 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $3.2 million were incurred during the six months ended June 30, 2016.

The following table reflects unaudited pro forma operating results of the Company for the three and six month periods ended June 30, 2016 and June 30, 2015 assuming that the KeyTech Transaction occurred at the beginning of each period presented.  The pro forma amounts adjust KeyTech’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015.  Also, KeyTech’s results are adjusted to reflect the retirement of $24.7 million of debt as of January 1, 2015.  ATN’s results were adjusted to reflect ATN’s incremental ownership in BDC.  Amounts are presented in thousands, except per share data:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
	As	As	As	As	As	As	As	As
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Revenue	$99,991	$107,006	$90,326	$112,181	$189,676	$231,757	$175,670	$218,510
Net Income attributable to ATN International, Inc. Stockholders	(3,086)	(1,157)	9,450	9,746	3,034	9,935	6,181	25,673
Earnings per share:
Basic	(0.19)	(0.07)	0.59	0.61	0.19	0.62	0.38	1.61
Diluted	(0.19)	(0.07)	0.59	0.60	0.19	0.61	0.38	1.59

Acquisition Completed Subsequent to Quarter End

Innovative

On July 1, 2016, the Company completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable television, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). The Company acquired the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the transaction, the Company financed $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  The Company funded the remaining approximately $85.0 million of the purchase price in cash. Following the purchase, the Company’s current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

Beginning July 1, 2016, the results of the Innovative Transaction will be included in the Company’s International Telecom segment.

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

6. IMPAIRMENT OF LONG LIVED ASSETS AND GOODWILL

During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016.  As a result of these factors, on August 4, 2016, the Company entered into a stock purchase agreement to sell a portion of its U.S. Wireline business.  The transaction is subject to certain regulatory approvals.  As a result of this transaction and the recent developments in the market, the Company determined that carrying value exceeded the fair value of certain assets.  Therefore, the Company recorded an impairment charge of $11.1 million, including $7.5 million related to goodwill, to reduce the carrying value of these assets to the estimated fair value.  The impairment charge is included in income from operations for the three months ended June 30, 2016.

7. FAIR VALUE MEASUREMENTS

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	June 30, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$388	$388
Money market funds	$26,318	$—	$26,318
Total assets measured at fair value	$26,318	$388	$26,706

	December 31, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$377	$377
Money market funds	$76,263	$—	$76,263
Total assets measured at fair value	$76,263	$377	$76,640

Certificate of Deposit

As of June 30, 2016 and December 31, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2016 and December 31, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of marketable securities is estimated using Level 2 inputs.  At June 30, 2016, the fair value of marketable securities was equal to its carrying amount of $2.0 million and is included in other assets on the condensed consolidated balance sheet.

The fair value of long-term debt is estimated using Level 2 inputs.  At June 30, 2016, the fair value, in thousands, of long-term debt, including the current portion, was equal to its carrying amount of $63.5 million.  At December 31, 2015, the fair value of the long-term debt, including the current portion, was equal to its carrying amount of $32.9 million.

8. LONG-TERM DEBT

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

On January 11, 2016, the Company amended the Credit Facility (the “Amendment”) to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech in an aggregate amount not to exceed $13.0 million to certain of KeyTech’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with the Company’s option to finance a portion of the Innovative Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2016, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of June 30, 2016, the Company had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

The Ahana Debt also includes a loan from Public Service Electric & Gas (PSE&G).  The note payable to PSE&G bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at the Company’s discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, the Company has made all repayments of the note payable to PSE&G using SRECs.

As of June 30, 2016, $29.7 million of the Ahana Debt remained outstanding.

KeyTech Debt

In connection with the KeyTech Transaction on May 3, 2016, the Company assumed $35.4 million in debt (the “KeyTech Debt”).  The KeyTech Debt matures in 2021, bears interest of the three-month LIBOR plus a margin of 3.25%, and repayment is made quarterly until maturity.  The debt is secured by the property and assets of certain KeyTech subsidiaries.

As of June 30, 2016, $33.8 million of the KeyTech Debt remained outstanding.

9. GOVERNMENT GRANTS

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

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Phase I Mobility Fund (“Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. In August 2013 and October 2014, the Company received FCC final approvals  for $21.7 million and $2.4 million, respectively, of Mobility Fund support to its wholesale wireless business (the “Mobility Funds”), to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with the Company’s application for the Mobility Funds, the Company has issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if the Company loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify the Company from the receipt of additional Mobility Fund support.

The Mobility Funds projects and their results are included within the Company’s U.S. Telecom segment. As of June 30, 2016, the Company had received approximately $8.1 million in Mobility Funds. Of these funds, $2.2 million was recorded as an offset to operating expenses, $5.8 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $0.1 million of future operating costs is recorded within current liabilities in the Company’s consolidated balance sheet as of June 30, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

10. EQUITY

Stockholders’ equity was as follows (in thousands):

	Six months ended June 30,
	2016			2015
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$680,299	$81,425	$761,724	$677,222	$60,960	$738,182
Stock-based compensation	3,626	—	3,626	2,677	—	2,677
Comprehensive income:	0	0		0	0
Net income	3,034	5,877	8,911	6,181	8,345	14,526
Translation adjustment	(36)	—	(36)	28	—	28
Total comprehensive income	2,998	5,877	8,875	6,209	8,345	14,554
Issuance of common stock upon exercise of stock options	585	—	585	2,074	—	2,074
Dividends declared on common stock	(10,330)	—	(10,330)	(9,306)	—	(9,306)
Distributions to non-controlling interests	—	(4,404)	(4,404)	—	(9,261)	(9,261)
Investments made by non-controlling interests	—	21,904 (1)	21,904	—	905	905
Acquisition of KeyTech	—	32,903	32,903	—	—	—
Sale of non-controlling interests	—	—	—	—	20,013	20,013
Purchase of non-controlling interests	(4,105)	(2,940)	(7,045)	—	—	—
Purchase of treasury stock	(2,407)	—	(2,407)	(1,955)	—	(1,955)
Equity, end of period	$670,666	$134,765	$805,431	$676,921	$80,962	$757,883

(1) During the six months ended June 30, 2016, the holder of a non-controlling interest in one of ATN’s U.S. Telecom subsidiaries contributed $21.7 million of cash to the subsidiary.  ATN maintained a controlling interest in the subsidiary both before and after the contribution.

11. NET INCOME (LOSS) PER SHARE

For the three and six months ended June 30, 2016 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Basic weighted-average shares of common stock outstanding	16,145	16,038	16,118	15,988
Stock options	—	112	103	121
Diluted weighted-average shares of common stock outstanding	16,145	16,150	16,221	16,109

The above calculation does not include approximately 105,000 shares and 5,000 shares related to certain stock options because the effects of such options were anti-dilutive during the three and six months ended June 30, 2016, respectively. There were no anti-dilutive options for the three months ended June 30, 2015 or the six months ended June 30, 2015.

12. SEGMENT REPORTING

For the three and six months ended June 30, 2015, the Company had five reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those five segments were: i) U.S. Wireless, which generated all of its revenues in and had all of its assets located in the United States, ii) International Integrated Telephony, which generated all of its revenues in and had all of its assets located in Guyana, iii) Island Wireless, which generated a majority of its revenues in, and had a majority of its assets located in, Bermuda and which also generated revenues in and had assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015),  iv) U.S. Wireline, which generated all of its revenues in and had all of its assets located in the United States, and v) Renewable Energy, which generated all of its revenues in and had all of its assets located in the United States.  The operating segments were managed separately because each offers different services and serves different markets.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of its KeyTech Transaction, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment and the results of its Vibrant Energy Acquisition.  The prior period segment information has been recast to conform to the current year’s segment presentation.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$37,655	$19,433	$—	$—	$57,088
Wireline	5,811	28,165	—	—	33,976
Equipment and Other	481	2,764	120	—	3,365
Renewable Energy	—	—	5,562	—	5,562
Total Revenue	43,947	50,362	5,682	—	99,991
Depreciation and amortization	5,609	8,209	1,207	1,467	16,493
Non-cash stock-based compensation	—	—	28	1,877	1,905
Operating income (loss)	4,797	1,955	(3,619)	(1,221)	1,912

For the Three Months Ended June 30, 2015

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$40,103	$20,223	$—	$—	$60,326
Wireline	6,679	15,410	—	—	22,089
Equipment and Other	698	1,923	—	—	2,621
Renewable Energy	—	—	5,290	—	5,290
Total Revenue	47,480	37,556	5,290	—	90,326
Depreciation and amortization	5,657	6,399	1,204	1,212	14,472
Non-cash stock-based compensation	—	—	29	1,424	1,453
Operating income (loss)	23,122	10,332	2,691	(7,413)	28,732

For the Six Months Ended June 30, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$77,119	$38,846	$—	$—	$115,965
Wireline	11,857	44,564	—	—	56,421
Equipment and Other	1,169	4,850	120	—	6,139
Renewable Energy	—	—	11,151	—	11,151
Total Revenue	90,145	88,260	11,271	—	189,676
Depreciation and amortization	11,229	14,586	2,415	2,818	31,047
Non-cash stock-based compensation	—	—	57	3,576	3,633
Operating income (loss)	21,579	9,655	(3,555)	(9,875)	17,804

For the Six Months Ended June 30, 2015

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$75,946	$41,395	$—	$—	$117,341
Wireline	12,672	30,009	—	—	42,681
Equipment and Other	1,239	3,830	—	—	5,069
Renewable Energy	—	—	10,579	—	10,579
Total Revenue	89,857	75,234	10,579	—	175,670
Depreciation and amortization	11,159	13,310	2,408	2,346	29,223
Non-cash stock-based compensation	—	—	210	2,467	2,677
Operating income (loss)	39,896	16,520	5,343	(13,867)	47,892

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
June 30, 2016
Net fixed assets	$120,103	$243,935	$112,147	$10,544	$486,729
Goodwill	32,148	5,438	3,279	—	40,865
Total assets	242,524	390,932	143,190	268,738	1,045,384
December 31, 2015
Net fixed assets	$119,596	$133,262	$106,560	$14,085	$373,503
Goodwill	39,639	5,438	—	—	45,077
Total assets	227,707	278,770	122,788	315,739	945,004

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Six months ended June 30,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$16,447	$22,283	$242	$3,755	$42,727
2015	17,075	9,265	12	1,679	28,031

(1)   Reconciling items refer to corporate overhead matters and consolidating adjustments.

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

As of June 30, 2016 the Company had approximately $10.6 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Funds are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The results of the Company’s Mobility Fund projects, once initiated, will be included in the Company’s “U.S. Telecom” segment.

Currently, the Company’s Guyana subsidiary, GTT, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On July 18, 2016,  the Guyana Parliament passed telecommunications legislation that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  In contrast to prior legislative proposals, the legislation that passed does not include a provision that permits other telecommunications carriers to receive licenses automatically upon signing of the legislation, nor does it have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation.  The Company cannot predict when the legislation will be signed into law or the manner in which it will be implemented by the Minister of Telecommunications.

The Company understands that the Government of Guyana intends to discuss with the Company modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  However, there can be no assurance that the Government of Guyana will convene those discussions before the Government issues new licenses contemplated by the legislation or at all, or that they will satisfactorily address contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

In November 2007, Caribbean Telecommunications Limited (“CTL”) filed a complaint in the U.S. District Court for the District of New Jersey against GTT and ATN claiming breach of an interconnection agreement for domestic cellular services in Guyana and related claims. CTL asserted over $200 million in damages. GTT and ATN moved to dismiss the complaint on procedural and jurisdictional grounds. On January 26, 2009, the court granted the motions to dismiss the complaint on the grounds asserted. On November 7, 2009 and again on April 4, 2013, CTL filed a similar claim against GTT and the Public Utility Commission in the High Court of Guyana. The matter remained idle from the April 2013 filing until December 2015 when CTL filed a “Statement of Claim” reiterating the claims previously made in its prior filings.  On April 7, 2016 the High Court of Guyana struck and dismissed CTL’s action as abandoned pursuant to the Court’s rules of civil procedure and the claim is no longer pending.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of US$9 million and punitive damages of approximately US$5 million. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have yet to proceed to trial and it remains uncertain as to when a trial date may be set.  GTT intends to vigorously prosecute these matters .

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GTT be held liable for any of the disputed tax assessments, totaling $32.4 million, the Company believes that the Government of Guyana would then be obligated to reimburse GTT for any amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2016 for these matters.

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

14. SUBSEQUENT EVENTS

See Note 4 for a discussion of the Innovative Transaction.

On August 8, 2016, the Company announced that it had entered into an agreement to sell its U.S. Wireline business in the Northeast, including its integrated voice and data operations in New England, and its wholesale transport operations in New York.  Following the completion of the sale, the Company will retain its wholesale long-distance business in its “U.S. Telecom” segment.  The transaction is expected to close early 2017, following the satisfaction of customary regulatory approvals.

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

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean, respectively. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2015 Annual Report on Form 10-K.

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

•

Wireline.   Our wireline services include local telephone, data, and cable television services in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States. We are the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. In addition, we offer wholesale long-distance voice services to telecommunications carriers. We also offer facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Choice
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana, Bermuda, Cayman Islands, British Virgin Islands, St. Maarten	GTT, KeyTech, Bermuda CableVision, Logic
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, we updated our reportable operating segments to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of our KeyTech Transaction, and iii) Renewable Energy, consisting of our former Renewable Energy segment and the results of our Vibrant Energy Acquisition.  The prior period segment information has been recast to conform to the current year’s segment presentation.

Acquisitions

During the three months ended June 30, 2016, we completed our acquisitions of Vibrant Energy and a controlling interest in KeyTech and, on July 1, 2016, we completed our acquisition of the Innovative group of companies (collectively, “Our Recent Acquisitions”).

Completed Acquisitions

Vibrant Energy

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy. The Company also retained several Armstrong employees in the United Kingdom and India who are employed by the Company to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.  As of April 7, 2016, the Company began consolidating the results of Vibrant Energy in its financial statements within its Renewable Energy segment.

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”).  The total purchase consideration of $6.2 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

KeyTech Limited

On May 3, 2016, we completed our acquisition (the “KeyTech Transaction) of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands (the “KeyTech Transaction”).  KeyTech also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda under the “CellOne” name. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. As part of the transaction, BDC was merged with and into a company within the KeyTech group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, BDC is now indirectly wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech’ s existing shareholders and to retire KeyTech’ s subordinated debt. On May 3, 2016, the Company began consolidating the results of KeyTech within its financial statements in its International Telecom segment.

The KeyTech Transaction was accounted for as a business combination of a controlling interest in KeyTech in accordance with ASC 805 and the acquisition of an incremental ownership interest in BDC in accordance with ASC 810, Consolidation.  The total purchase consideration of $41.6 million of cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

Acquisitions Completed Subsequent to Quarter End

Innovative

On July 1, 2016, we completed our acquisition of all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet, wireless and landline services primarily in the U.S. Virgin Islands (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). We acquired the Innovative operations for a purchase price of approximately $145 million, subject to certain purchase price adjustments (the “Innovative Transaction”).  In connection with the transaction, we financed $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions set forth in a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH.  We funded the remaining $85.0 million of the purchase price in cash. With the purchase, our current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.

On July 1, 2016, the results of the Innovative Transaction will be included in our International Telecom segment.

Dispositions

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

Northeast U.S. Wireline Business

On August 8, 2016, we announced that we had entered into an agreement to sell our U.S. Wireline business in the Northeast, including our integrated voice and data operations in New England and our wholesale transport operations in New York to an affiliate of Oak Hill Capital Partners.  Following the completion of the sale, we will retain our wholesale long-distance business in our “U.S. Telecom” segment.  The transaction is expected to close in early 2017, following the satisfaction of customary regulatory approvals.

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created two new funds, including the Phase I Mobility Fund (“Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. We have received FCC final approvals for $24.1 million of Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with our application for the Mobility Funds, we have issued approximately $10.6 million in letters of credit to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties and may disqualify us from the receipt of additional Mobility Fund support.

The results of our Mobility Fund projects are included within our U.S. Telecom segment. As of June 30, 2016, we had received approximately $8.1 million in Mobility Funds. Of these funds, $2.2 million was recorded as an offset to operating expenses, $5.8 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $0.1 million of future operating costs is recorded within current liabilities in our consolidated balance sheet as of June 30, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended June 30, 2016 and 2015

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
REVENUE:
Wireless	$57,088	$60,326	$(3,238)	(5.4)%
Wireline	33,976	22,089	11,887	53.8
Equipment and Other	3,365	2,621	744	28.4
Renewable Energy	5,562	5,290	272	5.1
Total revenue	99,991	90,326	9,665	10.7
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	25,197	19,525	5,672	29.0
Engineering and operations	8,907	8,362	544	6.5
Sales, marketing and customer services	7,073	4,895	2,178	44.5
Equipment expense	4,063	2,833	1,230	43.4
General and administrative	20,408	14,193	6,216	43.8
Transaction-related charges	10,410	137	10,273	7,498.5
Restructuring charges	1,785	—	1,785	100.0
Depreciation and amortization	16,493	14,472	2,021	14.0
Impairment of long-lived assets	11,076	—	11,076	100.0
Bargain purchase gain	(7,304)	—	(7,304)	100.0
Gain on disposition of long-lived assets	(29)	(2,823)	2,794	(99.0)
Total operating expenses	98,079	61,594	36,485	59.2
Income from operations	1,912	28,732	(26,821)	(93.3)
OTHER INCOME (EXPENSE):
Interest income	345	44	301	684.1
Interest expense	(1,061)	(786)	(275)	35.0
Other income, net	(137)	36	(173)	(480.6)
Other income (expense), net	(853)	(706)	(147)	(1,013.7)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,059	28,026	(26,967)	(96.2)
Income tax expense	2,945	13,008	(10,063)	(77.4)
NET INCOME (LOSS)	(1,886)	15,018	(16,905)	(112.6)
Net income attributable to non-controlling interests, net of tax:	(1,200)	(5,568)	4,368	(78.4)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(3,086)	$9,450	$(12,536)	(132.7)%

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

Our U.S. Telecom’s wholesale revenue decreased by $2.7 million, or 7.4%, to $33.6 million from $36.3 million for the three months ended June 30, 2016 and 2015, respectively.  This decrease was the result of a reduction in wholesale roaming rates partially offset by growth in data traffic volumes due to capacity and technology upgrades to our network and the increase in the number of base stations to 905 from 840 as of June 30, 2016 and 2015, respectively.

We expect to experience a decline in revenues and for margins to contract as a result of the necessary steps we have taken to significantly reducing rates in exchange for longer‑term contracts with carriers.  While we expect that wholesale data volumes will continue to increase during 2016 due to increased demand combined with our increased capacity, we expect that our reduced rates will more than offset any revenue increase resulting from increased data volumes. We believe that this new model has much lower risk in that the extended term and reduced pricing create a potential for a long‑lived shared infrastructure solution.

Retail

Retail revenues are generated from providing mobile voice or data services to our subscribers in both our U.S. Telecom and International Telecom segments.  Retail revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Retail revenue accounted for the remaining $23.5 million and $24.0 million of our wireless revenue for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.5 million, or 2.1%.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in wireless subscribers.  This change was retroactively applied to the reported subscribers for June 30, 2015. Even with these adjustments, our wireless subscribers increased to 345,000 from 307,000 as of June 30, 2016 and 2015, respectively.  However, a decrease in roaming revenue due to anticipated rate declines resulted in the decline in retail revenue.

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

Additionally, revenue from our wireless voice and data services in Bermuda may be negatively impacted, principally through the loss of market share or increased costs, as a result of certain regulatory matters currently pending before the Bermuda Regulatory Authority.  In 2015, our Bermuda subsidiary was required to surrender a portion of spectrum reserved for the launch of next generation wireless and data services.  In 2016, it is expected that a recently-initiated process to assign that spectrum to an existing competitor or a new entrant will conclude.  Although BDC is prohibited from applying for the surrendered spectrum, as part of that same assignment process it has applied for another similar spectrum.  If BDC’s application for additional spectrum is not successful, BDC’s wireless revenues, or cost of providing service, may be negatively impacted.

Wireline revenue.    Wireline revenue is generated by our International Telecom and U.S. Telecom segments.  Within our International Telecom segment, revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, international long-distance and media service revenues.  In our U.S. Telecom segment, revenue is generated by our integrated voice and data operations in New England, our wholesale transport operations in New York and our wholesale long-distance voice services to telecommunications carriers. This revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance.

Wireline revenue increased by $11.9 million, or 53.8%, to $34.0 million for the three months ended June 30, 2016 from $22.1 million for the three months ended June 30, 2015.   This increase was the result of an increase in wireline revenue within our International Telecom segment of $12.8 million as a result of our KeyTech Transaction , which reported wireline revenue of $13.3 million during the quarter ended June 30, 2016.  Partially offsetting this amount was a $0.5 million decrease, primarily relating to data and international long-distance revenues in the Guyana market within our International Telecom segment.  Within our U.S. Telecom segment, our wholesale long-distance voice business reported a decrease in its wireline revenue of $0.9 million as compared to the same period of 2015.

We expect that wireline revenue will increase during the remainder of 2016, particularly in the International Telecom segment, as a result of the KeyTech and Innovative Transactions. We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease, principally as a result of the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term, such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States.

We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

On August 8, 2016, we announced that we had entered into an agreement to sell our U.S. Wireline business in the Northeast, including our integrated voice and data operations in New England and our wholesale transport operations in New York to an affiliate of Oak Hill Capital Partners.  Following the completion of the sale, we will retain our wholesale long-distance business in our “U.S. Telecom” segment.  The transaction is expected to close in early 2017, following the satisfaction of customary regulatory approvals.  We expect that wireline revenue within the U.S. Telecom segment will remain relatively unchanged until the close of the transaction and then subsequently decrease significantly.

Renewable Energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits (“SRECs”).

Renewable energy revenue increased $0.3 million, or 5.7%, to $5.6 million from $5.3 million for the three months ended June 30, 2016 and 2015, respectively.  This increase was primarily the result of increased production and certain customer contract price escalations.

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

With the closing of our Vibrant Energy Acquisition, we are now currently developing projects in India to provide distributed generation solar power to corporate and utility customers and expect to begin generating revenue in early 2017, with a target of development of at least 250 MWp in solar energy projects through the end of 2018. When fully developed, we expect that revenue margins from this portfolio of projects will be in line with our current domestic solar operations.

Equipment and other revenue.  Equipment and other revenue represents wireless equipment sales, primarily handsets, to retail telecommunications customers within both our U.S. Telecom and International Telecom segments.  Equipment and other revenue also includes equipment rental income within our International Telecom segment and consulting fees within our Renewable Energy segment.

Equipment and other revenue increased by $0.8 million, or 30.8% to $3.4 million for the three months ended June 30, 2016 from $2.6 million for the three months ended June 30, 2015. Equipment and other revenue increased in our International Telecom segment primarily as a result of the KeyTech Transaction which generated $0.8 million of equipment and other revenue.  Other markets within our International Telecom segment increased their equipment and other revenues by $0.2 million.  However, these increases were offset by a decrease in revenues of $0.2 million in our U.S. Telecom segment.

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

Termination and access fees increased by $5.7 million, or 29.2%, to $25.2 million for the three months ended June 30, 2016 from $19.5 million for the three months ended June 30, 2015. This increase was reported within our International Telecom segment and was mainly attributable to our KeyTech Transaction which reported $5.4 million of these expenses.  The remaining $0.3 million increase within the International Telecom segment was related to network expansions in other markets within that segment.

Termination and access fees increased by $0.7 million within the wholesale wireless operations of our U.S. Telecom segment as a result of increased data traffic volumes, costs related to additional technologies and the expansion and upgrade of our networks. This increase, however, was offset by a decrease within the wireline operations within that segment.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $0.5 million, or 6.0%, to $8.9 million from $8.4 million for the three months ended June 30, 2016 and 2015, respectively.  The increase was primarily the result of an increase within our International Telecom segment of $0.7 million attributable to the acquisition of KeyTech, which reported engineering and operations expenses of $0.9 million offset by reductions in other markets within that segment.  In addition, we reduced our corporate overhead expenses by $0.2 million.

We expect that engineering and operations expenses will increase as a result of our Recent Acquisitions but will remain fairly consistent as a percentage of revenues in future periods.

Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $2.2 million, or 44.9%, to $7.1 million from $4.9 million for the three months ended June 30, 2016 and 2015, respectively.  This increase was primarily incurred within our International Telecom segment as a result of $1.2 million in increased promotional spending in Guyana, including the Company’s sponsorship of events celebrating the 50th anniversary of that country’s independence, and $0.9 million attributable to the KeyTech Transaction.

We expect that sales, marketing and customer service expenses will increase as a result of the KeyTech  and Innovative Transactions but will remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses increased by $1.3 million, or 46.4%, to $4.1 million for the three months ended June 30, 2016 from $2.8 million for the three months ended June 30, 2015. The increase was primarily the result of an increase in handset and data modem sales within our International Telecom segment.

We believe that equipment expenses could continue to increase as a result of the increase in demand for smartphones and modems by our subscribers partially driven by customer incentives such as device subsidies.

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

General and administrative expenses increased by $6.2 million, or 43.7%, to $20.4 million for the three months ended June 30, 2016 from $14.2 million for the three months ended June 30, 2015.  Of this increase, KeyTech incurred $3.6 million of general and administrative expenses.  Of the remaining $2.6 million increase, $0.9 million was generated by our U.S. Telecom segment as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods, $0.7 million was incurred within our corporate overhead to help support our recent acquisitions, $0.7 million was generated by our other businesses within our International Telecom segment and $0.3 million was incurred within our Renewable Energy segment in connection with our recent Vibrant Energy Acquisition.

We expect that these general and administrative expenses will increase as a result of the recent acquisitions but general and administrative expenses associated with the KeyTech and Innovative businesses will remain fairly consistent as a percentage of revenues in future periods.  We also expect to incur additional general and administrative expenses necessary to launch the construction of our Vibrant Energy projects that will disproportionately affect our Renewable Energy results until such projects start to become operational.

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

We incurred $10.4 million and $0.1 million of transaction‑related charges during the three months ended June 30, 2016 and 2015, respectively. A substantial majority of the 2016 expenses was related to the Vibrant Energy and KeyTech Transactions. The Vibrant Energy transactions expenses include amounts incurred for the development and structuring of an operating model associated with a development stage entity in an international market. In addition, certain expenses were incurred in the three months ended June 30, 2016 for the Innovation Transaction which was completed on July 1, 2016.

We expect that transaction- related expenses will continue throughout the remainder of 2016, albeit at a substantially reduced amount, as a result of the Innovative Transaction and Vibrant Energy Acquisition. Thereafter, transaction related expenses will continue to be incurred from time to time as we continue to explore additional acquisition and investment opportunities.

Restructuring charges.  During the three months ended June 30, 2016, we incurred $1.8 million of certain restructuring costs in connection with the KeyTech Transaction.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $2.0 million, or 13.8%, to $16.5 million for the three months ended June 30, 2016 from $14.5 million for the three months ended June 30, 2015. The increase was primarily the result of our KeyTech Transaction on May 3, 2016 which recognized $2.6 million of expense during the three months ended June 30, 2016 as well as a $0.2 million increase in expense within our corporate overhead, offset by a decrease of $0.8 million within our International Telecom segment.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

Impairment of long-lived assets.  During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016 as discussed in Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this report.  As a result of these factors, the analysis concluded that certain U.S. Wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.1 million during the three months ended June 30, 2016.  The impairment reduced the carrying value of long lived assets by $3.6 million and goodwill by $7.5 million.

 Bargain purchase gain. In connection with the KeyTech Transaction, we recorded a bargain purchase gain of $7.3 million during the quarter ended June 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which KeyTech operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the three months ended June 30, 2016.

Gain on disposition of long-lived assets.   During the three months ended June 30, 2015, we sold certain network assets and telecommunications licenses in our U.S. Telecom segment and recognized a gain on such disposition of $2.8 million.

Interest income.  Interest income represents interest earned on our cash, cash equivalents, and restricted cash balances.

Interest income increased to $0.3 million for the three months ended June 30, 2016. We expect that interest income may decline in future periods as we deploy cash balances for disclosed acquisitions and development of our solar portfolio in India.

Interest expense.  Interest expense represents commitment fees, letter of credit fees, amortization of debt issuance costs, and interest incurred on our outstanding credit facilities and on the term loans we assumed in our Ahana Acquisition and KeyTech Transaction.

Interest expense increased by $0.3 million to $1.1 million from $0.8 million for the three months ended June 30, 2016 and 2015, respectively.  The increase reflects the addition of KeyTech debt.

We expect that interest expense will increase in future periods as a result of our financing $60.0 million of the Innovative Transaction on July 1, 2016.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended June 30, 2016 and 2015.

Income taxes.  Our effective tax rates for the three months ended June 30, 2016 and 2015 were 278.1% and 46.4%, respectively.  The effective tax rate for the three months ended June 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our Wireline business, (iii) the cumulative rate impact resulting from a change to the annual forecasted rate, applied against a lower Q2 2016 pretax book income, and  (iv) the mix of income generated among the jurisdictions in which we operate. The effective tax rate for the three months ended June 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within its International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $1.2 million and $5.6 million of income generated by our less than wholly-owned subsidiaries for the three months ended June 30, 2016 and 2015, respectively.

Net income(loss) attributable to ATN International, Inc. stockholders.  Net income (loss) attributable to ATN International, Inc. stockholders decreased to a loss of $3.1 million from income of $9.5 million for the three months ended June 30, 2016 and 2015, respectively.

On a per share basis, net income (loss) decreased to a loss of $0.19 per diluted share from income of $0.59 per diluted share for the three months ended June 30, 2016 and 2015, respectively.

Results of Operations

Six Months Ended June 30, 2016 and 2015

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)

REVENUE:
Wireless	$115,965	$117,341	$(1,376)	(1.2)%
Wireline	56,421	42,681	13,740	32.2
Equipment and Other	6,139	5,069	1,070	21.1
Renewable Energy	11,151	10,579	572	5.4
Total revenue	$189,676	$175,670	$14,006	8.0%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	46,110	39,724	6,387	16.1
Engineering and operations	18,745	16,020	2,725	17.0
Sales and marketing	12,227	10,155	2,071	20.4
Equipment expense	7,322	6,661	661	9.9
General and administrative	36,828	28,502	8,326	29.2
Transaction-related charges	14,065	316	13,749	4,350.9
Restructuring charges	1,785	—	1,785	100.0
Depreciation and amortization	31,047	29,223	1,824	6.2
Impairment of long-lived assets	11,076	—	11,076	100.0
Bargain purchase gain	(7,304)	—	—	—
Gain on disposition of long-lived asset	(29)	(2,823)	2,794	(99.0)
Total operating expenses	$171,873	$127,778	$44,094	34.5%
Income from operations	$17,804	$47,892	$(30,088)	(62.8)%
OTHER INCOME (EXPENSE):
Interest income	692	209	483	231.1
Interest expense	(1,886)	(1,568)	(318)	20.3
Loss on deconsolidation of subsidiary	—	(19,937)	19,937	(100.0)
Other income (expense), net	(123)	61	(184)	(301.6)
Other income (expense), net	$(1,317)	$(21,235)	$19,919	(93.8)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,487	26,657	(10,169)	(38.2)
Income tax expense	7,576	12,521	(4,945)	(39.5)
INCOME FROM CONTINUING OPERATIONS	8,912	14,136	(5,225)	(37.0)
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	$—	$390	$(390)	(100.0)%
NET INCOME	8,912	14,526	(5,614)	(38.7)
Net income attributable to non-controlling interests, net of tax:	(5,877)	(8,345)	2,467	(29.6)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$3,034	$6,181	$(3,147)	(50.9)%

Wireless revenue.  Our wireless revenue consists of wholesale revenue generated within our U.S. Telecom segment and retail revenue generated within both our U.S. Telecom and International Telecom segments.

Wholesale

Our U.S. Telecom’s wholesale revenue decreased by $0.6 million, or 0.9%, to $68.8 million from $69.4 million for the six months ended June 30, 2016 and 2015, respectively.  This decrease was the result of a reduction in wholesale roaming rates partially offset by growth in data traffic volumes due to capacity and technology upgrades to our network and the increase in the number of base stations to 905 from 840 as of June 30, 2016 and 2015, respectively.

Retail

Retail revenue accounted for the remaining $47.1 million and $48.0 million of our wireless revenue for the six months ended June 30, 2016 and 2015, respectively, a decrease of $0.9 million, or 1.9%.  Our wireless subscribers increased to 345,000 from 307,000 as of June 30, 2016 and 2015, respectively.  However, a decrease in roaming revenue due to anticipated rate declines resulted in the decline in retail revenue.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in wireless subscribers.  This change was retroactively applied to the reported subscribers for June 30, 2015.

Wireline revenue.    Wireline revenue increased by $13.7 million, or 32.1%, to $56.4 million for the six months ended June 30, 2016 from $42.7 million for the six months ended June 30, 2015.   This increase was the result of an increase in wireline revenue within our International Telecom segment of $14.6 million as a result of our KeyTech Transaction, which reported wireline revenue of $13.3 million during the quarter ended June 30, 2016.  The remaining increase within the International Telecom segment was attributable to our Guyana market as a result of increased broadband data revenues driven by an increase in subscribers.

Partially offsetting the International Telecom segment’s increase was a $0.8 million decrease within our U.S. Telecom segment as a result of our wholesale long-distance voice business reporting a decrease in its wireline revenue of $0.8 million as compared to the same period of 2015.

Renewable Energy revenue.  Renewable energy revenue increased $0.6 million, or 5.7%, to $11.2 million from $10.6 million for the six months ended June 30, 2016 and 2015, respectively.  This increase was primarily the result of increased production and certain customer contract price escalations.

Equipment and other revenue.  Equipment and other revenue increased by $1.0 million, or 19.6 % to $6.1 million for the six months ended June 30, 2016 from $5.1 million for the six months ended June 30, 2015.  Equipment and other revenue increased in our International Telecom segment primarily as a result of the KeyTech Transaction which generated $0.8 million of revenue.  Other markets within our International Telecom segment increased their equipment and other revenues by $0.2 million.

Termination and access fee expenses.  Termination and access fees increased by $6.4 million, or 16.1%, to $46.1 million for the six months ended June 30, 2016 from $39.7 million for the six months ended June 30, 2015. Of this increase, $4.8 million was reported within our International Telecom segment and was mainly attributable to our KeyTech Transaction which reported $5.4 million of these expenses.  This increase was partially offset by the March 2015 sale of our operations in Turks and Caicos.

Termination and access fees increased by $2.1 million within the wholesale wireless operations of our U.S. Telecom segment as a result of increased data traffic volumes, costs related to additional technologies and the expansion and upgrade of our networks. This increase, however, was offset by a $0.5 million decrease within the wireline operations within that segment.

Engineering and operations expenses.  Engineering and operations expenses increased by $2.7 million, or 16.9%, to $18.7 million from $16.0 million for the three months ended June 30, 2016 and 2015, respectively.  The increase was primarily the result of an increase within our International Telecom segment of $2.0 million primarily as a result of an increase in network and billing system support, maintenance and consulting as well as our KeyTech Transaction which reported engineering and operations expenses of $0.9 million.  Engineering and operations expenses within our U.S. Telecom segment increased by $0.7 million to support expanding and upgraded networks and additional technologies.

Sales and marketing expenses.    Sales and marketing expenses increased by $2.0 million, or 19.6%, to $12.2 million from $10.2 million for the six months ended June 30, 2016 and 2015, respectively.  This increase was primarily incurred within our International Telecom segment as a result of $1.3 million in increased promotional spending in Guyana, including the Company’s sponsorship of events celebrating the 50th anniversary of that country’s independence, and $0.9 million attributable to KeyTech which we acquired on May 3, 2016.

Equipment expenses.  Equipment expenses increased by $0.6 million, or 9.0%, to $7.3 million for the six months ended June 30, 2016 from $6.7 million for the six months ended June 30, 2015. The increase was primarily the result of an increase in handset and data modem sales within our International Telecom segment and an increase in handset sales in the retail operations within our U.S. Telecom segment.

 General and administrative expenses.  General and administrative expenses increased by $8.3 million, or 29.1%, to $36.8 million for the six months ended June 30, 2016 from $28.5 million for the six months ended June 30, 2015.  KeyTech, acquired on May 3, 2016, incurred $3.6 million of general and administrative expenses. General and administrative expenses within our U.S. Telecom segment increased by $2.1 million primarily as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  In addition, we incurred an additional $1.8 million and $0.3 million within our corporate overhead and renewable energy segments of general and administrative expenses to help support our recent acquisitions.  Lastly, general and administrative expenses within our International Telecom segment increased $0.5 million related to corporate initiatives.

Transaction-related charges.  We incurred $14.1 million and $0.3 million of transaction‑related charges during the six months ended June 30, 2016 and 2015, respectively. A substantial majority of the 2016 expenses was related to the Vibrant Energy and KeyTech Acquisitions. In addition, certain expenses were incurred for the Innovation Transaction which was completed on July 1, 2016.

Restructuring charges.  During the six months ended June 30, 2016, we incurred $1.8 million of certain non-recurring restructuring costs in connection with the KeyTech Transaction.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $1.8 million, or 6.2%, to $31.0 million for the six months ended June 30, 2016 from $29.2 million for the six months ended June 30, 2015. The increase was primarily the result of our KeyTech Transaction which recognized $2.6 million of expense during the six months ended June 30, 2016.  This increase was partially offset by a decrease in other markets as well as the March 2015 sale of our operations in Turks and Caicos.

Impairment of long-lived assets.  During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016 as discussed in Note 14 to the Unaudited Condensed Consolidated Financial Statements included in this report.  As a result of these factors, the analysis concluded that certain U.S. Wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.1 million during the six months ended June 30, 2016.  The impairment reduced the carrying value of long lived assets by $3.6 million and goodwill by $7.5 million.

Bargain purchase gain. In connection with the KeyTech Transaction, we recorded a bargain purchase gain of $7.3 million during the six months ended June 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which KeyTech operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the six months ended June 30, 2016.

Gain on disposition of long-lived assets.   During the six months ended June 30, 2015, we sold certain network assets and telecommunications licenses in our U.S. Telecom segment and recognized a gain on such disposition of $2.8 million.

Interest income.   Interest income increased to $0.5 million for the six months ended June 30, 2016.

Interest expense.  Interest expense increased by $0.3 million to $1.9 million from $1.6 million for six months ended June 30, 2016 and 2015, respectively.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was nominal for the three months ended June 30, 2016 and 2015.

Income taxes.  Our effective tax rates for the six months ended June 30, 2016 and 2015 were 46.0% and 47.0%, respectively.  The effective tax rate for the six months ended June 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our wireline business, and (iii) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the six months ended June 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within its International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $5.9 million and $8.3 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2016 and 2015, respectively.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders decreased to $3.0 million from $6.2 million for the six months ended June 30, 2016 and 2015, respectively.

On a per share basis, net income decreased to $0.19 per diluted share from income of $0.38 per diluted share for the six months ended June 30, 2016 and 2015, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 13 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand, proceeds from dispositions and borrowings under our credit facilities. We believe our current cash, cash equivalents and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months for working capital needs and capital expenditures.

Uses of Cash

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks as well as for acquisitions.

For the six months ended June 30, 2016 and 2015, we spent approximately $42.7 million and $28.0 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Six months ended June 30,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$16,447	$22,283	$242	$3,755	$42,727
2015	17,075	9,265	12	1,679	28,031

(1)  Reconciling items refer to corporate overhead matters and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for the combined U.S. Telecom and International Telecom segments for the year ending December 31, 2016 will be between $80 million and $95 million and capital expenditures for our Renewable Energy segment will be between $40 million and $50 million for the year ending December 31, 2016.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Acquisitions and Investments.     Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. During the three months ended June 30, 2016, we funded the KeyTech Transaction and Vibrant Energy Acquisition with $33.4 million and $3.5 million, respectively, of cash (net of cash acquired).  During July 2016, we funded the Innovative Transaction with $85.0 million in cash and financed the remaining $60.0 million of the purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.

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

As of June 30, 2016, we had approximately $358.8 million in cash, cash equivalents and restricted cash. Of this amount, $93.1 million was held by our foreign subsidiaries and is permanently invested outside the United States.

In addition, we had approximately $63.5 million of debt as of June 30, 2016. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Income taxes.    We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  For the six months ended June 30, 2016 and 2015, our effective tax rates were 46% and 47%, respectively, as a result of certain acquisition and disposition related charges being incurred which had no tax benefit.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended June 30, 2016, our Board declared dividends to our stockholders, which includes a $0.32 per share dividend declared on June 21, 2016 and paid on July 11, 2016, of $5.1 million. We have declared quarterly dividends for the last 71 fiscal quarters.

Stock repurchase plan.     Our Board of Directors approved a $5.0 million stock buyback plan in September 2004 pursuant to which we have spent approximately $2.1 million through June 30, 2016. Our last repurchase of our Common Stock under this plan was in 2007. We may repurchase shares at any time depending on market conditions, our available cash and our cash needs.

Sources of Cash

Total liquidity.     As of June 30, 2016, we had approximately $352.8 million in cash and cash equivalents, a decrease of $39.7 million from the December 31, 2015 balance of $392.0 million. The decrease is primarily attributable to the use of $33.4 million and $6.1 million of cash, net of cash acquired, to complete the KeyTech Transaction and Vibrant Energy Acquisitions, respectively as well as our capital expenditures, including the purchases of spectrum licenses and related deposits of $53.6 million.  These uses were partially offset by cash provided by our operating activities as of June 30, 2016 of $50.5 million.

Cash provided by operations.     Cash provided by operating activities was $50.7 million for the six months ended June 30, 2016 as compared to $81.1 million for the six months ended June 30, 2015.  The decrease of $30.6 million included a decrease in operating income within our U.S. Telecom segment of $13.6 million primarily related to a reduction in wholesale roaming rates and decreases in operating income within our International Telecom and Renewable Energy segments of $7.7 million and $6.1 million, respectively, as a result of certain expenses incurred within both of these segments for acquisition related charges.  The decreases in operating income were partially offset by changes in operating assets and liabilities, including customer payments received in advance of long-term service contracts.

Cash provided by (used in) investing activities.  Cash used in investing activities was $91.0 million for the six months ended June 30, 2016.  Cash provided by investing activities was $4.9 million for the six months ended June 30, 2015.  The increase in the usage of cash was primarily related to an increase in capital expenditures (including purchases of spectrum licenses inclusive of deposits) of $25.6 million and an increase in the cash used in acquisitions of $24.8 million.  These increases in usage were offset by a decrease in the proceeds from the disposition of long-lived assets of $4.4 million.  In addition, the six months ended June 30, 2015 includes $39.0 million of cash provided by the final receipt of the escrowed funds from our sale of the retail wireless business operated under the Alltel name.

Cash provided by (used in) financing activities.  For the six months ended June 30, 2015, cash used in financing activities was $20.4 million as compared to cash provided by financing activities of $0.7 million.  The $21.1 million increase was primarily the result of an investment made by a minority shareholder of $21.9 million during the six months ended June 30, 2016.

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

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

On January 11, 2016, we amended the Credit Facility to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the KeyTech Transaction, and subject to the closing of the KeyTech Transaction, a one-time, non-pro rata cash distribution by KeyTech of $12.7 million to certain of KeyTech’s shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with our option to finance a portion of the Innovative Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

As of June 30, 2016, we had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

As of June 30, 2016, $29.7 million of the Ahana Debt remained outstanding.

KeyTech Debt

In connection with the KeyTech Transaction on May 3, 2016, we assumed $35.4 million in debt (the “KeyTech Debt”).  The KeyTech Debt matures in 2021, bears interest of the three-month LIBOR plus a margin of 3.25%, and repayment is made quarterly until maturity.  The debt is secured by the property and assets of certain KeyTech subsidiaries.

As of June 30, 2016, $33.8 million of the KeyTech Debt remained outstanding.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

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

Completed Acquisitions.     As discussed above, we funded the KeyTech Transaction and Vibrant Energy Acquisition with $33.4 million and $3.5 million, respectively, of cash (net of cash acquired).  On July 1, 2016, we funded the Innovative Transaction with $85.0 million payable in cash and financed the remaining $60.0 million of the purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyana dollar because a significant portion of our Guyana revenues and expenditures are transacted in Guyana dollars. The exchange rate has remained consistent at 210 Guyana dollars to 1 U.S. dollar since 2014 and remained at 210 Guyana dollars to 1 U.S. dollar as of June 30, 2016. The results of future operations may be affected by changes in the value of the Guyana dollar.

Interest Rate Sensitivity.  As of June 30, 2016, we had $33.8 million of variable rate debt outstanding, which is subject to fluctuations in interest rates.  The Company’s interest expense may be affected by changes in interest rates.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

Risks Related to our Telecommunications Business in the U.S. Virgin Islands

On July 1, 2016, we completed our acquisition of all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable TV, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). Following the purchase, our current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.  Beginning July 1, 2016, the results of the Innovative Transaction will be included in our International Telecom segment.

Changes in Universal Service Fund ("USF") funding could have an adverse impact on our financial condition or results of operations.

In November 2011, the FCC released an order reforming the USF program for all types of USF support recipients beginning in 2012, including Innovative. This order, and follow-on orders issued by the FCC, include, among other things, new services and reporting obligations applicable to USF support recipients.  Innovative currently receives high cost USF support, which was $16.3 million for the year ended December 31, 2015.  Although we cannot predict the impact of such changes on the amounts we pay or receive in USF funds, the changes, or any future changes, could impact Innovative’s USF funding negatively, and consequently, our efforts to build and maintain networks in the U.S. Virgin Islands market and our ability to provide services currently offered to very low income consumers supported by USF funds, which could adversely affect the revenues of our International Telecom segment.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2015 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016. The risks described herein and in such other reports are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, the Board of Directors authorized the Company to repurchase up to $5.0 million of common stock. The repurchase authorizations do not have a fixed termination date and the timing of the buyback amounts and exact number of shares purchased will depend on market conditions.  No repurchases were made under this plan during the quarter ended June 30, 2016.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2016:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
April 1, 2016 — April 30, 2016	—	$—	—	$2,919,965
May 1, 2016 — May 31, 2016	809	$73.04	—	$2,919,965
June 1, 2016 — June 30, 2016	—	$—	—	$2,919,965

(1)

Represents shares purchased on May 11, 2016 and May 20, 2016 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits :

3.1

Certificate of Amendment to the Company’s Restated Certificate of Incorporation, filed June 10, 2016 and effective June 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-12593) filed on June 27, 2016).

3.2	Amended and Restated By-Laws, effective as of June 21, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Periodic Report on Form 8-K (File No. 001-12593) filed on June 27, 2016).

10.1

Amendment No. 1 to the Purchase Agreement, dated as of July 1, 2016, by and among National Rural Utilities Cooperative Finance Corporation, Caribbean Asset Holdings, LLC, ATN VI Holdings, LLC, and ATN International, Inc..

10.2	Loan Agreement, dated as of July 1, 2016, by and among ATN VI Holdings, LLC, Caribbean Asset Holdings LLC, and Rural Telephone Finance Cooperative.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: August 9, 2016	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 9, 2016	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer