Form 10-Q
period 2016-09-30
ATN International, Inc.
filed 2016-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, the registrant had outstanding 16,139,477 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2016

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; changes to governmental regulations and laws affecting our business; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; our recent acquisitions; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate our newly acquired businesses in Bermuda and the U.S. Virgin Islands and integrate these operations into our existing operations; (2) the general performance of our operations, including operating margins, revenues, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (3) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (4) economic, political and other risks facing our operations; (5) our ability to maintain favorable roaming arrangements; (6) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address rapid and significant technological changes in the telecommunications industry; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (9) increased competition; (10) our ability to operate and expand our renewable energy business; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) the occurrence of weather events and natural catastrophes; (14) our continued access to capital and credit markets;  (15) our ability to realize the value that we believe exists in our businesses and (16) our ability to receive requisite regulatory consents and approvals and satisfy other conditions needed to complete our pending sale. These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A "Risk Factors" herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed with the SEC on May 10, 2016, Form 10-Q for the quarter ended June 30, 2016, filed with the SEC on August 9, 2016 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$252,433	$392,045
Restricted cash	29,426	824
Short-term investments	7,422	—
Accounts receivable, net of allowances of $10.7 million and $9.3 million, respectively	51,753	39,020
Materials and supplies	14,734	8,220
Prepayments and other current assets	29,129	28,383
Total current assets	384,897	468,492
Fixed Assets:
Property, plant and equipment	1,083,301	807,247
Less accumulated depreciation	(464,766)	(433,744)
Net fixed assets	618,535	373,503
Telecommunication licenses, net	50,625	43,468
Goodwill	62,042	45,077
Trade name license, net	1,929	417
Customer relationships, net	15,800	1,081
Restricted cash	5,163	5,477
Other assets	27,066	7,489
Total assets	$1,166,057	$945,004
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$11,969	$6,284
Accounts payable and accrued liabilities	84,495	54,289
Dividends payable	5,498	5,142
Accrued taxes	13,756	9,181
Advance payments and deposits	22,530	9,459
Total current liabilities	138,248	84,355
Deferred income taxes	43,202	45,406
Other liabilities	69,839	26,944
Long-term debt, excluding current portion	106,928	26,575
Total liabilities	358,217	183,280
Commitments and contingencies (Note 13)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000 shares authorized; 16,970 and 16,828 shares issued, respectively, and 16,139 and 16,068 shares outstanding respectively	168	168
Treasury stock, at cost; 830 and 761 shares, respectively	(23,010)	(18,254)
Additional paid-in capital	156,750	154,768
Retained earnings	541,702	547,321
Accumulated other comprehensive loss	(3,904)	(3,704)
Total ATN International, Inc. stockholders’ equity	671,706	680,299
Non-controlling interests	136,134	81,425
Total equity	807,840	761,724
Total liabilities and equity	$1,166,057	$945,004

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
REVENUE:
Wireless	$61,151	$67,521	$177,300	$185,272
Wireline	66,129	21,760	122,190	63,520
Equipment and other	5,731	2,449	12,046	8,030
Renewable energy	5,784	5,052	16,935	15,631
Total revenue	138,795	96,782	328,471	272,453
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	36,728	20,275	80,479	57,755
Engineering and operations	16,282	11,206	36,270	28,591
Sales and marketing	8,954	6,406	22,387	17,634
Equipment expense	3,146	3,591	10,498	10,228
General and administrative	27,242	15,654	63,949	43,992
Transaction-related charges	2,091	2,536	16,156	2,852
Restructuring charges	—	—	1,785	—
Depreciation and amortization	21,866	14,590	52,913	43,813
Impairment of long-lived assets	349	—	11,425	—
Bargain purchase gain	—	—	(7,304)	—
(Gain) Loss on disposition of long-lived assets	56	—	27	(2,823)
Total operating expenses	116,714	74,258	288,585	202,042
Income from operations	22,081	22,524	39,886	70,411
OTHER INCOME (EXPENSE)
Interest income	236	70	929	280
Interest expense	(1,787)	(865)	(3,674)	(2,433)
Loss on deconsolidation of subsidiary	—	—	—	(19,937)
Other income, net	766	53	643	118
Other expense, net	(785)	(742)	(2,102)	(21,972)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,296	21,782	37,784	48,439
Income taxes	9,602	10,134	17,178	22,655
INCOME FROM CONTINUING OPERATIONS	11,694	11,648	20,606	25,784
INCOME FROM DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	—	390
NET INCOME	11,694	11,648	20,606	26,174
Net income attributable to non-controlling interests, net of tax expense of $0.6 million, $0.1 million, $1.0 million, and $0.9 million, respectively.	(4,523)	(5,072)	(10,400)	(13,417)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$7,171	$6,576	$10,206	$12,757
NET INCOME PER WEIGHTED AVERAGE BASIC SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$0.44	$0.41	$0.63	$0.77
Discontinued operations	—	—	—	0.02
Total	$0.44	$0.41	$0.63	$0.79
NET INCOME PER WEIGHTED AVERAGE DILUTED SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Continuing operations	$0.44	$0.41	$0.63	$0.77
Discontinued operations	—		—	0.02
Total	$0.44	$0.41	$0.63	$0.79
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,148	16,049	16,128	16,009
Diluted	16,241	16,165	16,228	16,128
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.34	$0.32	$0.98	$0.90

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income	$11,694	$11,648	$20,606	$26,174
Other comprehensive income:
Foreign currency translation adjustment	(164)	1	(200)	29
Other comprehensive income, net of tax	(164)	1	(200)	29
Comprehensive income	11,530	11,649	20,406	26,203
Less: Comprehensive income attributable to non-controlling interests	(4,523)	(5,072)	(10,400)	(13,417)
Comprehensive income attributable to ATN International, Inc.	$7,007	$6,577	$10,006	$12,786

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

(In thousands)

	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$20,606	$26,174
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	52,913	43,813
Provision for doubtful accounts	1,058	711
Amortization and write off of debt discount and debt issuance costs	372	424
Stock-based compensation	5,032	3,832
Deferred income taxes	(8,775)	—
Income from discontinued operations, net of tax	—	(390)
Bargain purchase gain	(7,304)	—
(Gain) Loss on disposition of long-lived assets	27	(2,823)
Impairment of long-lived assets	11,425	—
Loss on deconsolidation of subsidiary	—	19,937
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(2,234)	3,832
Materials and supplies, prepayments, and other current assets	(9,471)	(5,563)
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(2,854)	399
Accrued taxes	21,886	27,684
Other assets	(2,169)	(35)
Other liabilities	11,593	(5,450)
Net cash provided by operating activities of continuing operations	92,105	112,545
Net cash provided by operating activities of discontinued operations	—	566
Net cash provided by operating activities	92,105	113,111
Cash flows from investing activities:
Capital expenditures	(78,455)	(46,031)
Purchase of marketable securities	(2,000)	—
Acquisition of businesses, net of acquired cash of $12.6 million and $6.6 million	(145,454)	(11,968)
Purchases of spectrum licenses and other intangible assets, including deposits	(10,860)	—
Acquisition of non-controlling interest in subsidiary	(7,045)	—
Purchase of short-term investments	(7,422)	—
Change in restricted cash	(28,287)	39,368
Proceeds from disposition of long-lived assets	1,424	5,873
Net cash used in investing activities of continuing operations	(278,099)	(12,758)
Cash flows from financing activities:
Dividends paid on common stock	(15,469)	(13,920)
Borrowings - Acquisition	60,000	—
Distribution to non-controlling stockholders	(7,667)	(11,363)
Payment of debt issuance costs	(494)	(30)
Proceeds from stock option exercises	612	1,686
Principal repayments of term loan	(7,982)	(4,482)
Purchase of common stock	(3,997)	(1,568)
Repurchases of non-controlling interests	(767)	—
Investments made by minority shareholders in consolidated affiliates	22,409	905
Net cash provided by (used in) financing activities	46,645	(28,772)
Effect of foreign currency exchange rates on cash and cash equivalents	(263)	—
Net change in cash and cash equivalents	(139,612)	71,581
Cash and cash equivalents, beginning of period	392,045	326,216
Cash and cash equivalents, end of period	$252,433	$397,797

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

•

Wireline.  The Company’s wireline services include local telephone, data, and cable television services in Bermuda, Guyana, the U.S. Virgin Islands, and in other smaller markets in the Caribbean and the United States. The Company is the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. In addition, the Company offers wholesale long-distance voice services to telecommunications carriers. The Company also offers facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, the Company began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Choice, Innovative
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana, Bermuda, Cayman Islands, U.S. Virgin Islands, British Virgin Islands, St. Maarten	GTT, KeyTech, Bermuda CableVision, Logic, Innovative
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments in the first quarter of the year to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of its KeyTech and Innovative Acquisitions as discussed below, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment and the results of its Vibrant Energy Acquisition.  The prior year segment information has been recast to conform to the current year’s segment presentation.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended September 30, 2015 the aggregate impact of the changes included a decrease to termination and access fees of $1.1 million, an increase to engineering and operations expenses of $0.6 million, an increase to sales and marketing expenses of $0.6 million, an increase to equipment expense of $0.1 million and a decrease to general and administrative expenses of $0.3 million. For the nine months ended September 30, 2015 the aggregate impact of the changes included a decrease to termination and access fees of $3.1 million, an increase to engineering and operations expenses of $2.4 million, an increase to sales and marketing expenses of $1.3 million, an increase to equipment expense of $0.2 million and a decrease to general and administrative expenses of $0.8 million.

During the nine months ended September 30, 2016, the Company’s other assets increased primarily due to a deposit to purchase spectrum licenses of $10.9 million, a $2.0 million purchase of securities in an unaffiliated entity, $3.2 million of assets acquired in the KeyTech Transaction, and $4.3 million of assets acquired in the Innovative Transaction.

The Company’s effective tax rates for the three months ended September 30, 2016 and 2015 were 45.1% and 46.5%, respectively.  The Company’s effective tax rates for the nine months ended September 30, 2016 and 2015 were 45.5 % and 46.8%, respectively.  The effective tax rate for the three months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with the Company’s recent acquisitions that had no tax benefit, (ii) the mix of income generated among the jurisdictions in which the Company operates, and (iii) $1.6 million provision (net) to record multiple discrete items.  The effective tax rate for the three months ended September 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within the Company’s International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which the Company operates.  The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which the Company operates.  The effective tax rate for the nine months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with the Company’s  recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to the Company’s wireline business, (iii) the mix of income generated among the jurisdictions in which the Company operates, and (iv) $2.2 million provision (net) to record  multiple discrete items. The effective tax rate for the nine months ended September 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within the Company’s International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which the Company operates.  The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which the Company operates.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. The Company does not expect the adoption of ASU 2014-15 to have an impact on its consolidated financial statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of the new standard on our consolidated financial statements.

In October 2016 the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

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

4. ACQUISITIONS AND DISPOSITIONS

International Telecom

KeyTech Limited

On May 3, 2016, the Company completed its acquisition of a controlling interest in KeyTech Limited  (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands (the “KeyTech Transaction”). KeyTech also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda under the “CellOne” name. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and $41.6 million in cash in exchange for a

51% ownership interest in KeyTech. As part of the transaction, BDC was merged with and into a company within the KeyTech group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, BDC is now wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech's pre-transaction shareholders and to retire KeyTech’s subordinated debt. On May 3, 2016, the Company began consolidating the results of KeyTech within its financial statements in its International Telecom segment.

The KeyTech Transaction was accounted for as a business combination of a controlling interest in KeyTech in accordance with ASC 805, Business Combinations (“ASC 805”), and the acquisition of an incremental ownership interest in BDC in accordance with ASC 810, Consolidation.  The total purchase consideration of $41.6 million of cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the allocation of the consideration transferred to the net assets of KeyTech and incremental interest acquired in BDC based on their acquisition date fair values (in thousands):

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

The acquired property, plant and equipment is comprised of telecommunication equipment located in Bermuda and the Cayman Islands.   The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted at approximately 15% rate to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 3 to 18 years and the customer relationships acquired have useful lives ranging from 9 to 12 years.  The fair value of the non-controlling interest was determined using the income approach and a discount rate of approximately 15%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company expects to collect the full amount of the receivables.

The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which KeyTech operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the nine months ended September 30, 2016.

The Company’s statement of operations for the nine months ended September 30, 2016 includes $34.7 million of revenue and $1.9 million of income before taxes attributable to the KeyTech Transaction.  The Company incurred $4.3 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $3.3 million were incurred during the nine months ended September 30, 2016.

Innovative

On July 1, 2016, the Company completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the Innovative group of companies operating cable television, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). The Company acquired the Innovative operations for a contractual purchase price of $145 million, reduced by purchase price adjustments of $4.9 million (the “Innovative Transaction”).  In connection with the transaction, the Company financed $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  The Company funded $50.9 million of the purchase price in cash and will pay $27.8 million to fund Innovative’s pension and other postretirement benefit obligations in the fourth quarter of 2016. At September 30, 2016 approximately $1.4 million of purchase price was accrued to settle working capital adjustments.  Following the purchase, the Company’s current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.  On July 1, 2016, the Company began consolidating the results of Innovative within its financial statements in its International Telecom segment.

The Innovative Transaction was accounted as a business combination in accordance with ASC 805.  The consideration transferred of $112.3 million, and used for the purchase price allocation, differed from the contractual purchase price of $145.0 million, due to certain GAAP purchase price adjustments including a reduction of $4.9 million related to working capital adjustments and the Company agreeing to subsequently settle assumed pension and other postretirement benefit  liabilities of $27.8 million.  As of September 30, 2016, the Company transferred consideration of $112.3 million which was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the allocation of the consideration transferred to the net assets of Innovative based on their acquisition date fair values:

Consideration Transferred	$ 112,301
Non-controlling interests	221
Total value to allocate	112,522

Preliminary Purchase price allocation:
Cash	4,229
Accounts receivable	6,553
Materials & supplies	6,533
Other current assets	2,286

Property, plant and equipment	108,284
Telecommunication licenses	7,623
Goodwill	20,586
Intangible assets	7,800
Other Assets	4,394
Accounts payable and accrued liabilities	(15,889)
Advance payments and deposits	(7,793)
Deferred tax liability	(2,935)
Pension and other postretirement benefit liabilities	(29,149)
Net assets acquired	$ 112,522

The acquired property, plant and equipment is comprised of telecommunication equipment located in the U.S Virgin Islands, British Virgin Islands and St. Maarten.  The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted between 14% and 25% based on the risk associated with the cash flows to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 1 to 18 years and the customer relationships acquired have useful lives ranging from 9 to 16 years.  The fair value of the non-controlling interest was determined using the income approach and a discount rates ranging from 15% to 25%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company expects to collect the full amount of the receivables.

The goodwill generated from the Innovative Transaction is primarily related to value placed on the acquired employee workforces, service offerings, and capabilities of the acquired businesses as well as expected synergies from future combined operations.  The goodwill is not deductible for income tax purposes.

The Company also acquired Innovative’s pension and other postretirement benefit plans as part of the transaction. The plans cover employees located in the U.S. Virgin Islands and consist of noncontributory defined benefit pension plans and noncontributory defined medical, dental, vision and life benefit plans.  As noted above, the contractual purchase price included an adjustment related to the funded status of Innovative’s pension and other postretirement benefit plans.  As contemplated by the transaction, the Company will contribute approximately $27.8 million during the fourth quarter of 2016 to certain Innovative pension and other postretirement benefit plans.  Due to the Company’s intent and the specific nature of this commitment, the amount is classified as restricted cash at September 30, 2016.  The funded status of the pension plans as of June 30, 2016 is detailed in the table below (in thousands):

	Defined Benefit Pension Plans	Other Postretirement Benefit Plans
Fair value of plan assets	$45,117	$-
Benefit obligations	69,178	5,472
Funded status at June 30, 2016	$(24,061)	$(5,472)

The Company recorded a liability equal to the funded status of the plans in its purchase price allocation.  Discount rates between 3.6% and 3.9% were used to determine the benefit obligation.  The Company is currently evaluating the net periodic pension expense which will be impacted by the Company’s contributions to the plans in the fourth quarter of 2016.

The Company’s statement of operations for the nine months ended September 30, 2016 includes $26.5 million of revenue and $1.4 million of income before taxes attributable to the Innovative Transaction.  The Company incurred $4.3 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $2.4 million were incurred during the nine months ended September 30, 2016.

Disposition

In September 2016, the Company entered into an agreement to sell the Innovative cable operations located in St. Maarten. The sales price is subject to certain closing adjustments and is expected to approximate the carrying value of the assets. The transaction is subject to certain regulatory approvals and is expected to close in the fourth quarter of 2016.

Pro forma Results

The following table reflects unaudited pro forma operating results of the Company for the three months ended September 30, 2015 and the nine months ended September 30, 2016 and September 30, 2015 assuming that the KeyTech and Innovative Transactions occurred at the beginning of each period presented.  No pro forma adjustments were made to the results for the three months ended September 30, 2016 because the transactions were complete at the beginning of that period.  The pro forma amounts adjust KeyTech’s and Innovative’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2015.  Also, the pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction.  KeyTech’s results reflect the retirement of $24.7 million of debt.  Innovative’s results reflect the retirement of $185.5 million of debt and the addition of $60 million of purchase price debt.  Finally, ATN’s results were adjusted to reflect ATN’s incremental ownership in BDC.

The pro forma results for the nine months ended September 30, 2016 include $5.4 million of impairment charges, $4.3 recorded by KeyTech and $1.1 million recorded by Innovative. The pro forma results for the nine months ended September 30, 2015 include $168.7 million of impairment charges, $85.6 million recorded by KeyTech and $83.1 million recorded by Innovative.  Amounts are presented in thousands, except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2015		2016		2015
	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma
Revenue	$96,782	$146,074	$328,471	$407,096	$272,453	$415,501
Net Income attributable to ATN International, Inc. Stockholders	6,576	6,566	10,206	12,767	12,757	(101,631)
Earnings per share:
Basic	0.41	0.41	0.63	0.79	0.79	(6.35)
Diluted	0.41	0.41	0.63	0.79	0.79	(6.30)

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating resulted that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following this transaction.

U.S. Telecom

In July 2016, the Company acquired certain telecommunications fixed assets and the associated operations in the western United States.  The acquisition qualified as a business combination for accounting purposes.  The Company transferred $9.1 million of cash consideration in the acquisition.  The consideration transferred was preliminarily allocated to approximately $10.2 million of acquired fixed assets and $1.7 million to other net liabilities, resulting in goodwill of $0.6 million. Results of operations for the business are included in the U.S. Telecom segment and are not material to the Company’s historical results of operations.

Renewable Energy

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

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805.  The total purchase consideration of $6.2 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the allocation of the consideration transferred to the net assets of Vibrant Energy based on their acquisition date fair values (in thousands):

Consideration Transferred	$ 6,193

Purchase price allocation:
Cash	$ 136
Prepayments and other assets	636
Property, plant and equipment	7,321
Accounts payable and accrued liabilities	(5,179)
Goodwill	3,279
Net assets acquired	$ 6,193

 The consideration transferred includes $3.5 million paid and $2.7 million payable at future dates, which is contingent upon the passage of time and achievement of initial production milestones which are considered probable.  The acquired property, plant and equipment is comprised of solar equipment and the accounts payable and accrued liabilities consists mainly of amounts payable for certain asset purchases.  The fair value of the property, plant, and equipment was based on recent acquisition costs for the assets, given their recent purchase dates from third parties.  The goodwill is not deductible for income tax purposes and primarily relates to the assembled workforce of the business acquired.

For the nine months ended September 30, 2016 the Vibrant Energy Acquisition accounted for $0.3 million of the Company’s revenue.  The Company incurred $11.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $9.9 million were incurred during the nine months ended September 30, 2016.  Results of operations for the business are not material to the Company’s historical results of operations.

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

6. IMPAIRMENT OF LONG LIVED ASSETS AND GOODWILL

During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for the Company’s U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016.  On August 4, 2016, the Company entered into a stock purchase agreement to sell the majority of its U.S. Wireline business.  The transaction is subject to certain regulatory approvals.

As a result of this transaction and the recent developments in the market, the Company determined it was appropriate to assess the reporting unit’s assets for impairment.  The reporting unit holds three types of assets for purposes of impairment testing: i) other assets such as accounts receivable and inventory, ii) long lived assets such as property plant and equipment, and iii) goodwill.  Management first assessed the other assets for impairment and determined no impairment was appropriate.  Second, the property, plant and equipment was assessed for impairment.  The impairment test compared the undiscounted cash flows from the use and eventual disposition of the asset group to its carrying amount and determined the carrying amount was not recoverable.  The impairment loss of $3.6 million was equal to the amount by which the carrying amount exceeded the fair value. Third management assessed goodwill for impairment following the two step impairment test.  The carrying amount of the reporting unit exceeded its fair value, after considering the $3.6 million asset impairment.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill to measure the amount of impairment loss.  The impairment loss equaled $7.5 million.  The Company utilized the income approach, with Level 3 valuation inputs, which considered both the purchase agreement and cash flows discounted at a rate of 14% in its fair value calculations. In total, the Company recorded an impairment charge of $11.1 million.  The impairment charge is included in income from operations for the nine months ended September 30, 2016.

.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$388	$388
Money market funds	$15,824	$—	$15,824
Short term investments	$—	$7,422	$7,422
Total assets measured at fair value	$15,824	$7,810	$23,634

	December 31, 2015
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$377	$377
Money market funds	$76,263	$—	$76,263
Total assets measured at fair value	$76,263	$377	$76,640

Certificate of Deposit

As of September 30, 2016 and December 31, 2015, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2016 and December 31, 2015, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments

As of September 30, 2016, this asset class consisted of short term foreign and U.S. corporate bonds. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of marketable securities is estimated using Level 2 inputs.  At September 30, 2016, the fair value of marketable securities approximated its carrying amount of $2.0 million and is included in other assets on the condensed consolidated balance sheet.

The fair value of long-term debt is estimated using Level 2 inputs.  At September 30, 2016, the fair value of long-term debt, including the current portion, approximated its carrying amount of $118.9 million.  At December 31, 2015, the fair value of the long-term debt, including the current portion, was equal to its carrying amount of $32.9 million.

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

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2016, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of September 30, 2016, the Company had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

As of September 30, 2016, $27.7 million of the Ahana Debt remained outstanding.

KeyTech Debt

In connection with the KeyTech Transaction on May 3, 2016, the Company assumed $35.4 million in debt (the “KeyTech Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The KeyTech Debt matures in 2021, bears interest of the three-month LIBOR plus a margin of 3.25%, and repayment is made quarterly until maturity.  The debt is secured by the property and assets of certain KeyTech subsidiaries.  See Note 4 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

As of September 30, 2016, $32.1 million of the KeyTech Debt remained outstanding

Innovative Debt

In connection with the Innovative Transaction on July 1, 2016, the Company incurred $60 million in debt (the “Innovative Debt”) with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”).  The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carry amount and will be amortized over the life of the loan.  Interest is paid quarterly and principal repayment is not required until maturity on July 1, 2026.  See Note 4 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

As of September 30, 2016, $60.0 million of the Innovative Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

The Mobility Funds projects and their results are included within the Company’s U.S. Telecom segment. As of September 30, 2016, the Company had received approximately $9.3 million in Mobility Funds. Of these funds, $3.1 million was recorded as an offset to operating expenses, $5.8 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $0.4 million of future operating costs is recorded within current liabilities in the Company’s consolidated balance sheet as of September 30, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

10. EQUITY

Stockholders’ equity was as follows (in thousands):

	Nine months ended September 30,
	2016			2015
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$680,299	$81,425	$761,724	$677,222	$60,960	$738,182
Stock-based compensation	5,034	—	5,034	3,832	—	3,832
Comprehensive income:	0	0			0
Net income	10,206	10,400	20,606	12,757	13,417	26,174
Foreign Currency translation adjustment	(200)	—	(200)	29	—	29
Total comprehensive income	10,006	10,400	20,406	12,786	13,417	26,203
Issuance of common stock upon exercise of stock options	1,371	—	1,371	2,073	—	2,073
Dividends declared on common stock	(15,838)	—	(15,838)	(14,442)	—	(14,442)
Distributions to non-controlling interests	—	(7,828)	(7,828)	—	(11,513)	(11,513)
Investments made by non-controlling interests	—	22,409 (1)	22,409	—	905	905
Acquisition of KeyTech	—	32,717	32,717	—	—	—
Acquisition of Innovative	—	221	221	—	—	—
Acquisition from non-controlling interests	(306)	(270)	(576)	—	—	—
Sale of non-controlling interests	—	—	—	—	20,013	20,013
Purchase of non-controlling interests	(4,105)	(2,940)	(7,045)	—	—	—
Purchase of treasury stock	(4,755)	—	(4,755)	(1,955)	—	(1,955)
Equity, end of period	$671,706	$136,134	$807,840	$679,516	$83,782	$763,298

(1) During the nine months ended September 30, 2016, the holder of a non-controlling interest in one of ATN’s U.S. Telecom subsidiaries contributed $21.7 million of cash to the subsidiary. ATN maintained a controlling interest in the subsidiary both before and after the contribution.

11. NET INCOME PER SHARE

For the three and nine months ended September 30, 2016 and 2015, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic weighted-average shares of common stock outstanding	16,148	16,049	16,128	16,009
Stock options	93	116	100	119
Diluted weighted-average shares of common stock outstanding	16,241	16,165	16,228	16,128

The above calculation does not include approximately 5,000 shares related to certain stock options because the effects of such options were anti-dilutive during both the three and nine months ended September 30, 2016, respectively. There were no anti-dilutive options for the three months ended September 30, 2015 or the nine months ended September 30, 2015.

12. SEGMENT REPORTING

For the three and nine months ended September 30, 2015, the Company had five reportable segments for separate disclosure in accordance with the FASB’s authoritative guidance on disclosures about segments of an enterprise. Those five segments were: i) U.S. Wireless, which generated all of its revenues in and had all of its assets located in the United States, ii) International Integrated Telephony, which generated all of its revenues in and had all of its assets located in Guyana, iii) Island Wireless, which generated a majority of its revenues in, and had a majority of its assets located in, Bermuda and which also generated revenues in and had assets located in the U.S. Virgin Islands, Aruba and Turks and Caicos (through March 23, 2015),  iv) U.S. Wireline, which generated all of its revenues in and had all of its assets located in the United States, and v) Renewable Energy, which generated all of its revenues in and had all of its assets located in the United States.  The operating segments were managed separately because each offers different services and serves different markets.

To be consistent with how management allocates resources and assesses the performance of its business operations in 2016, the Company updated its reportable operating segments in the first quarter of the year to consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of its KeyTech and Innovative Acquisitions as discussed below, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment and the results of its Vibrant Energy Acquisition.  The prior year segment information has been recast to conform to the current year’s segment presentation.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$40,076	$21,075	$—	$—	$61,151
Wireline	6,936	59,193	—	—	66,129
Equipment and Other	548	5,045	138	—	5,731
Renewable Energy	—	—	5,784	—	5,784
Total Revenue	47,560	85,313	5,922	—	138,795
Depreciation and amortization	6,176	12,896	1,227	1,567	21,866
Non-cash stock-based compensation	—	—	28	1,371	1,399
Operating income (loss)	18,120	11,358	2,822	(10,219)	22,081

For the Three Months Ended September 30, 2015

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$47,047	$20,474	$—	$—	$67,521
Wireline	6,243	15,517	—	—	21,760
Equipment and Other	535	1,914	—	—	2,449
Renewable Energy	—	—	5,052	—	5,052
Total Revenue	53,825	37,905	5,052	—	96,782
Depreciation and amortization	5,715	6,400	1,205	1,270	14,590
Non-cash stock-based compensation	—	—	29	1,127	1,156
Operating income (loss)	24,218	4,928	2,694	(9,316)	22,524

For the Nine Months Ended September 30, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$117,194	$60,106	$—	$—	$177,300
Wireline	18,793	103,397	—	—	122,190
Equipment and Other	1,716	10,071	259	—	12,046
Renewable Energy	—	—	16,935	—	16,935
Total Revenue	137,703	173,574	17,194	—	328,471
Depreciation and amortization	17,405	27,482	3,642	4,384	52,913
Non-cash stock-based compensation	—	—	86	4,946	5,032
Operating income (loss)	39,698	28,320	(734)	(27,398)	39,886

For the Nine Months Ended September 30, 2015

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$122,993	$62,279	$—	$—	$185,272
Wireline	18,915	44,605	—	—	63,520
Equipment and Other	1,774	6,256	—	—	8,030
Renewable Energy	—	—	15,631	—	15,631
Total Revenue	143,682	113,140	15,631	—	272,453
Depreciation and amortization	16,874	19,710	3,613	3,616	43,813
Non-cash stock-based compensation	—	—	238	3,594	3,832
Operating income (loss)	64,114	21,447	8,037	(23,187)	70,411

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
September 30, 2016
Net fixed assets	$134,219	$357,733	$116,354	$10,229	$618,535
Goodwill	32,739	26,024	3,279	—	62,042
Total assets	252,827	588,190	180,115	144,925	1,166,057
December 31, 2015
Net fixed assets	$119,596	$133,262	$106,560	$14,085	$373,503
Goodwill	39,639	5,438	—	—	45,077
Total assets	227,707	278,770	122,788	315,739	945,004

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Nine months ended September 30,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$26,709	$36,543	$10,326	$4,877	$78,455
2015	27,632	15,797	26	2,576	46,031

(1)   Reconciling items refer to corporate overhead costs and consolidating adjustments.

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

As of September 30, 2016 the Company had approximately $10.6 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Funds are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The results of the Company’s Mobility Fund projects are included in the Company’s “U.S. Telecom” segment.

Currently, the Company’s Guyana subsidiary, GTT, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation, and on August 5, 2016, the legislation was signed into law, that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  In contrast to prior legislative proposals, the legislation that passed does not include a provision that permits other telecommunications carriers to receive licenses automatically upon signing of the legislation, nor does it have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation.  The Company cannot predict the manner in which it will be implemented by the Minister of Telecommunications.

In November 2016 the Government of Guyana invited the Company to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  However, there can be no assurance that those discussions will be concluded before the Government issues new licenses contemplated by the legislation or at all, or that they will satisfactorily address contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and Digicel which outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation which it would send to the Minister of Telecommunications for decision of the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been no further discussions on this subject and GTT has not had the opportunity to review any recommendation made to the Minister.

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

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking, among other things, injunctive relief to stop the illegal bypass activity, actual damages in excess of US$9 million and punitive damages of approximately US$5 million. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have yet to proceed to trial and it remains uncertain as to when a trial date may be set.  GTT intends to vigorously prosecute these matters.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Should GTT be held liable for any of the disputed tax assessments, totaling $44.1 million, the Company believes that the Government of Guyana would then be obligated to reimburse GTT for any amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2016 for these matters.

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

We offer the following principal services:

•

Wireless.   In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, and in other smaller markets in the Caribbean and the United States

•

Wireline.   Our wireline services include local telephone, data, and cable television services in Bermuda, Guyana, the U.S. Virgin Islands, and in other smaller markets in the Caribbean and the United States. We are the exclusive licensed provider of domestic wireline local and long-distance telephone services in Guyana and international voice and data communications into and out of Guyana. In addition, we offer wholesale long-distance voice services to telecommunications carriers. We also offer facilities-based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate, utility and municipal customers in Massachusetts, California and New Jersey. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2016:

Services	Segment	Markets	Tradenames
Wireless	U.S. Telecom	United States (rural markets)	Commnet, Choice
	International Telecom	Aruba, Bermuda, Guyana, U.S. Virgin Islands	Mio, CellOne, Choice, Innovative
Wireline	U.S. Telecom	United States (New England and New York State)	Sovernet, ION, Essextel
	International Telecom	Guyana, Bermuda, Cayman Islands, U.S. Virgin Islands, British Virgin Islands, St. Maarten	GTT, KeyTech, Bermuda CableVision, Logic, Innovative
Renewable Energy	Renewable Energy	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

To be consistent with how management allocates resources and assesses the performance of our business operations in 2016, we updated our reportable operating segments to consist of the following: i) U.S. Telecom, consisting of our former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of our former Island Wireless and International Integrated Telephony segments and the results of our KeyTech and Innovative Acquisitions as discussed below, and iii) Renewable Energy, consisting of our former Renewable Energy segment and the results of our Vibrant Energy Acquisition.  The prior period segment information has been recast to conform to the current year’s segment presentation.

Acquisitions

During the nine months ended September 30, 2016, we completed acquisitions within our International Telecom, Renewable Energy and U.S. Telecom segments (the “2016 Acquisitions”).

International Telecom

During the nine months ended September 30, 2016, we completed our acquisitions of a controlling interest in KeyTech Limited as well as all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies (collectively, the “2016 International Telecom Acquisitions”).

KeyTech Limited

On May 3, 2016, we completed our acquisition (the “KeyTech Acquisition”) of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands.  KeyTech also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda under the “CellOne” name. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in KeyTech. As part of the transaction, BDC was merged with and into a company within the KeyTech group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in KeyTech. Following the transaction, BDC became wholly owned by KeyTech, and KeyTech continues to be listed on the BSX. A portion of the cash proceeds that KeyTech received upon closing was used to fund a one-time special dividend to KeyTech’ s existing shareholders and to retire KeyTech’s subordinated debt. On May 3, 2016, we began consolidating the results of KeyTech within our financial statements in our International Telecom segment.

The KeyTech Acquisition was accounted for as a business combination of a controlling interest in KeyTech in accordance with ASC 805 and the acquisition of an incremental ownership interest in BDC in accordance with ASC 810, Consolidation.  The total purchase consideration of $41.6 million of cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

Innovative

On July 1, 2016,we completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative group of companies operating cable television, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (“Innovative”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”). We acquired the Innovative operations for a contractual purchase price of $145 million, reduced by purchase price adjustments of $4.9 million (the “Innovative Transaction”).  In connection with the transaction, we financed $60 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  We funded $50.9 million of the purchase price in cash and will pay $27.8 million to fund Innovative’s pension and other postretirement benefit obligations in the fourth quarter of 2016. At September 30, 2016 approximately $1.4 million of purchase price was accrued to settle working capital adjustments.  Following the purchase, our current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.  On July 1, 2016, we began consolidating the results of Innovative within our financial statements in our International Telecom segment.

Following the Innovative Acquisition, our current operations in the U.S. Virgin Islands under the “Choice” name will be combined with Innovative to deliver residential and business subscribers a full range of telecommunications and media services.  Beginning July 1, 2016, the results of the Innovative Acquisition were included in our International Telecom segment.

The Innovative Transaction was accounted as a business combination in accordance with ASC 805.  The consideration transferred of $112.3 million, and used for the purchase price allocation, differed from the contractual purchase price of $145.0 million, due to certain GAAP purchase price adjustments related primarily to changes in working capital of $4.9 million and our agreeing to subsequently settle assumed pension and other postretirement benefit liabilities of $27.8 million.  As of September 30, 2016, we transferred consideration of $112.3 million to the seller that was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition

Renewable Energy

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

U.S. Telecom

In July 2016, we acquired certain telecommunications fixed assets and the associated operations, in the western United States.  The acquisition qualified as a business combination for accounting purposes.  We transferred $9.1 million of cash consideration in the acquisition.  The consideration transferred was preliminarily allocated to approximately $10.2 million of acquired fixed assets and $1.7 million to other net liabilities, resulting in goodwill of $0.6 million. Results of operations for the business are included in the U.S. Telecom segment and are not material to our historical results of operations.

Dispositions

Pending- U.S. Wireline Business

On August 8, 2016, we announced that we entered into an agreement to sell our U.S. Wireline business in the Northeast, including our integrated voice and data operations in New England and our wholesale transport operations in New York to an affiliate of Oak Hill Capital Partners.  Following the completion of the sale, we will retain our wholesale long-distance business in our “U.S. Telecom” segment.  The transaction is expected to close in the first quarter 2017, following the satisfaction of customary regulatory approvals.

Completed- Turks and Caicos Operations

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

The results of our Mobility Fund projects are included within our U.S. Telecom segment. As of September 30, 2016, we had received approximately $9.3 million in Mobility Funds. Of these funds, $3.1 million was recorded as an offset to operating expenses, $5.8 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense and the remaining $0.4 million of future operating costs is recorded within current liabilities in our consolidated balance sheet as of September

30, 2016. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses.

Results of Operations

Three Months Ended September 30, 2016 and 2015

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)
REVENUE:
Wireless	$61,151	$67,521	$(6,370)	(9.4)%
Wireline	66,129	21,760	44,369	203.9
Equipment and Other	5,731	2,449	3,282	134.0
Renewable Energy	5,784	5,052	732	14.5
Total revenue	138,795	96,782	42,013	43.4
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	36,728	20,275	16,453	81.1
Engineering and operations	16,282	11,206	5,076	45.3
Sales, marketing and customer services	8,954	6,406	2,548	39.8
Equipment expense	3,146	3,591	(445)	(12.4)
General and administrative	27,242	15,654	11,588	74.0
Transaction-related charges	2,091	2,536	(445)	(17.5)
Depreciation and amortization	21,866	14,590	7,276	49.9
Impairment of long-lived assets	349	—	349	100.0
Loss on disposition of long-lived assets	56	—	56	100.0
Total operating expenses	116,714	74,258	42,456	57.2
Income from operations	22,081	22,524	(443)	(2.0)
OTHER INCOME (EXPENSE):
Interest income	236	70	166	237.1
Interest expense	(1,787)	(865)	(922)	106.6
Other income, net	766	53	713	1,345.3
Other income (expense), net	(785)	(742)	(43)	5.8
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	21,296	21,782	(486)	(2.2)
Income tax expense	9,602	10,134	(532)	(5.2)
NET INCOME	11,694	11,648	46	0.4
Net income attributable to non-controlling interests, net of tax:	(4,523)	(5,072)	549	(10.8)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$7,171	$6,576	$595	9.0%

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

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. These arrangements typically include a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the option to purchase is exercised. We currently have one buildout arrangement of approximately 100 built cell sites, which provides the carrier with an option to purchase such sites exercisable beginning no earlier than 2018. At this time, we cannot predict whether the purchase option will be exercised.

Our U.S. Telecom’s wholesale revenue decreased by $8.9 million, or 20.6%, to $34.3 million from $43.2 million for the three months ended September 30, 2016 and 2015, respectively.  This decrease was the result of a reduction in wholesale roaming rates partially offset by growth in data traffic volumes due to capacity and technology upgrades to our network and the increase in the number of base stations to 926 from 861 as of September 30, 2016 and 2015, respectively.

We expect revenues to decline and margins to contract as a result of the necessary steps we have taken to significantly reduce rates in exchange for longer‑term contracts with carriers.  While we expect that wholesale data volumes will continue to increase during 2016 and into 2017 due to increased demand combined with our increased capacity, we expect that our reduced rates will more than offset any revenue increase resulting from increased data volumes. We believe that this new model has much lower risk in that the extended term and reduced pricing create a potential for a long‑lived shared infrastructure solution with carriers

Retail

Retail revenues are generated from providing mobile voice or data services to our subscribers in both our U.S. Telecom and International Telecom segments.  Retail revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Retail revenue accounted for the remaining $26.9 million and $24.3 million of our wireless revenue for the three months ended September 30, 2016 and 2015, respectively, an increase of $2.6 million, or 10.7%.  Of this increase, $0.5 million was attributable to our 2016 International Telecom Acquisitions with the remaining increase being attributable to our U.S. Telecom’s retail business.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in wireless subscribers.  This change was retroactively applied to the reported subscribers for September 30, 2015. Our wireless subscribers increased slightly to 353,000 from 352,000 as of September 30, 2016 and 2015, respectively.

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

Wireline revenue.    Wireline revenue is generated by our International Telecom and U.S. Telecom segments.  Within our International Telecom segment, revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, international long-distance and media service revenues.  In our U.S. Telecom segment, revenue is generated by our integrated voice and data operations in New England, our wholesale transport operations in New York and our wholesale long-distance voice services to telecommunications carriers.  Wireline revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance.

Wireline revenue increased by $44.3 million, or 203.2%, to $66.1 million for the three months ended September 30, 2016 from $21.8 million for the three months ended September 30, 2015.   The increase was primarily the result of our 2016 International Telecom Acquisitions which generated $43.7 million of wireline revenue during the three months ended September 30, 2016.   The remaining increase in wireline revenue was generated by our integrated voice and data operations as well as our wholesale transport operations within our U.S. Telecom segment as a result of increased traffic volumes.

On August 8, 2016, we announced that we had entered into an agreement to sell our U.S. Wireline business in the Northeast, including our integrated voice and data operations in New England and our wholesale transport operations in New York, which generate a combined $21 million in revenue per year, to an affiliate of Oak Hill Capital Partners.  Following the completion of the sale, we will retain our wholesale long-distance business in our “U.S. Telecom” segment.  The transaction is expected to close in the first quarter of 2017, following the satisfaction of customary regulatory approvals.   We expect that wireline revenue within the U.S. Telecom segment will remain relatively unchanged until the close of the transaction and that our remaining U.S. Telecom wireline revenue will be immaterial to the segment.

Within our International Telecom segment, we anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease, principally as a result of the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term, such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States.  We anticipate that wireline revenue within our USVI business will remain fairly consistent in future periods.

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

Renewable energy revenue increased $0.7 million, or 13.7%, to $5.8 million from $5.1 million for the three months ended September 30, 2016 and 2015, respectively.  This increase was primarily the result of increased production and certain customer contract price escalations.

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

With the closing of our Vibrant Energy Acquisition, we are currently developing projects in India to provide distributed generation solar power to corporate and utility customers and expect to begin generating revenue during the fourth quarter of 2016 or first quarter of 2017, with a target of development of at least 250 MW in solar energy projects through the end of 2018. When fully developed, we expect that margins from this portfolio of projects will be in line with our current domestic solar operations.

Equipment and other revenue.  Equipment and other revenue represents wireless equipment sales, primarily handsets, to retail telecommunications customers within both our U.S. Telecom and International Telecom segments.  Equipment and other revenue also includes equipment rental income within our International Telecom segment and consulting fees within our Renewable Energy segment.

Equipment and other revenue increased by $3.3 million, or 137.5% to $5.7 million for the three months ended September 30, 2016 from $2.4 million for the three months ended September 30, 2015. The increase was primarily the result of our 2016 International Telecom Acquisitions which generated $2.9 million of equipment and other revenue during the three months ended September 30, 2016.  Other markets within our International Telecom segment increased their equipment and other revenues by $0.3 million.

We believe that equipment and other revenue could continue to increase at a slower pace as a result of gross subscriber additions, continued growth in smartphone penetration and continued customer incentives such as device subsidies.

Termination and access fee.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, customer bad debt expense, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $16.4 million, or 80.8%, to $36.7 million for the three months ended September 30, 2016 from $20.3 million for the three months ended September 30, 2015. The increase was primarily the result of our 2016 International Telecom Acquisitions which incurred $16.6 million of termination and access fees during the three months ended September 30, 2016.  Our U.S. telecom segment incurred an increase in termination and access fees of $0.4 million as a result of increased traffic volumes within our wholesale long-distance voice operations.  This increase was partially offset by decreases within the Guyana market of our other International Telecom segment’s operations of $0.6 million.

We expect that these expenses will increase upon the completion of the Vibrant Energy construction projects but will remain fairly consistent as a percentage of revenues in future periods.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $5.1 million, or 45.5%, to $16.3 million from $11.2 million for the three months ended September 30, 2016 and 2015, respectively.  The increase was primarily the result of our 2016 International Telecom Acquisitions which incurred $7.2 million of engineering and operations expenses during the three months ended September 30, 2016.  This increase was partially offset by a $1.2 million reduction in our Guyana operations and a $1.1 million reduction in our U.S. Telecom segment which both experienced operating efficiencies during the quarter.

In the near term, we expect to incur additional engineering and operations expenses necessary to continue the construction of our Vibrant Energy projects and complete technology upgrades released to our acquired International Telecom businesses. However, upon completion of the construction, we expect that engineering and operations will remain fairly consistent as a percentage of revenues.

Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $2.6 million, or 40.6%, to $9.0 million from $6.4 million for the three months ended September 30, 2016 and 2015, respectively.  Our 2016 International Telecom Acquisitions incurred $3.1 million of expenses during the three months ended September 30, 2016.  Partially offsetting this increase was a $0.5 million decrease in our Guyana operations which incurred higher than usual sales and marketing expenses during 2015 in connection with product rebranding initiatives.

We expect that sales, marketing and customer service expenses remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $0.5 million, or 13.9%, to $3.1 million for the three months ended September 30, 2016 from $3.6 million for the three months ended September 30, 2015. The decrease was primarily the result of a decrease in handset sales within the retail operations of our U.S. Telecom segment and in data modem sales within our International Telecom segment.

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

General and administrative expenses increased by $11.5 million, or 73.2%, to $27.2 million for the three months ended September 30, 2016 from $15.7 million for the three months ended September 30, 2015.  The 2016 International Telecom Acquisitions contributed $10.8 million of this increase.  Of the remaining $0.7 million increase, $1.2 million was incurred within our corporate overhead to help support our recent acquisitions and $0.6 million was incurred within our Renewable Energy segment in connection with our recent Vibrant Energy Acquisition.  Partially offsetting these increases was a $1.2 million reduction in general and administrative expenses within the Guyana market of our International Telecom segment as a result of certain prior year legal charges and current year operating efficiencies.

We expect that these general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.  However, we also expect to incur additional general and administrative expenses necessary to continue the construction of our Vibrant Energy projects that will disproportionately affect our Renewable Energy results until such projects start to become operational.

Transaction-related charges.  Transaction-related charges include the external costs, such as legal, tax, accounting and consulting fees directly associated with acquisition and disposition-related activities, which are expensed as incurred. Transaction-related charges do not include internal costs, such as employee salary and travel-related expenses, incurred in connection with acquisitions or dispositions or any integration-related costs.

We incurred $2.1 million and $2.5 million of transaction‑related charges during the three months ended September 30, 2016 and 2015, respectively. A majority of the 2016 expenses was related to the 2016 International Telecom acquisitions and our pending sale of our U.S. Wireline business.

We expect that transaction- related expenses will continue throughout the remainder of 2016 related to our pending U.S. Wireline business, albeit at a substantially reduced amount. Thereafter, transaction related expenses will continue to be incurred from time to time as we continue to explore additional acquisition and investment opportunities.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $7.3 million, or 50.0%, to $21.9 million for the three months ended September 30, 2016 from $14.6 million for the three months ended September 30, 2015. The increase was primarily the result of our 2016 International Telecom Acquisitions which recognized $7.0 million of depreciation and amortization expense during the three months ended September 30, 2016 as well as increases of $0.5 million and $0.3 million of expense within our U.S. Telecom segment and corporate overhead, respectively, as a result of our expanding telecom networks and an increase in corporate overhead assets, respectively.  These increases were partially offset by a decrease of $0.4 million within our other businesses within our International Telecom segment.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

Impairment of long-lived assets.  During the three months ended September 30, 2016, we assessed the value of a tradename used within our International Telecom segment.  As a result of that assessment, we concluded that the book value such tradename exceeded its fair value and as a result, we recorded a non-cash impairment charge of $0.3 million during the three months ended September 30, 2016.

Loss on disposition of long-lived assets.   During the three months ended September 30, 2016, we disposed of certain assets within our International Telecom segment and recognized a loss on such disposition of $0.1 million.

Interest income.  Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $0.2 million from $0.1 million for the three months ended September 30, 2016 and 2015, respectively. We expect that interest income may decline in future periods as we deploy cash balances for acquisitions and the development of our solar portfolio in India.

Interest expense.  We incur interest expense on the financed portion of the Innovative Acquisition purchase price, the term loans assumed in the KeyTech and Ahana Acquisitions, commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.

Interest expense increased by $0.9 million to $1.8 million from $0.9 million for the three months ended September 30, 2016 and 2015, respectively.  The increase reflects the interest on the debt assumed with the KeyTech Acquisition and interest incurred on debt used to finance a portion of the Innovative Acquisition.

We expect that interest expense will decline in future periods as our amortizing term loans are repaid.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.8 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively.  The majority of other income (expense), net for the three months ended September 30, 2016 is the result of a gain on a foreign currency transaction.

 Income taxes.  Our effective tax rates for the three months ended September 30, 2016 and 2015 were 45.1% and 46.5%, respectively.  The effective tax rate for the three months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) the mix of income generated among the jurisdictions in which we operate, and (iii) $1.6 million provision (net) to record multiple discrete items.  The effective tax rate for the three months ended September 30, 2015 was impacted by the following items: (i) the $19.9 million loss on deconsolidation within our International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $4.5 million and $5.1 million of income generated by our less than wholly-owned subsidiaries for the three months ended September 30, 2016 and 2015, respectively.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders increased to $7.2 million from $6.6 million for the three months ended September 30, 2016 and 2015, respectively.

On a per share basis, net income increased to $0.44 per diluted share from $0.41 per diluted share for the three months ended September 30, 2016 and 2015, respectively.

Results of Operations

Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2016	2015	(Decrease)	(Decrease)

REVENUE:
Wireless	$177,300	$185,272	$(7,972)	(4.3)%
Wireline	122,190	63,520	58,670	92.4
Equipment and Other	12,046	8,030	4,016	50.0
Renewable Energy	16,935	15,631	1,304	8.3
Total revenue	$328,471	$272,453	$56,018	20.6%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	80,479	57,755	22,724	39.3
Engineering and operations	36,270	28,591	7,679	26.9
Sales and marketing	22,387	17,634	4,753	27.0
Equipment expense	10,498	10,228	270	2.6
General and administrative	63,949	43,992	19,957	45.4
Transaction-related charges	16,156	2,852	13,304	466.5
Restructuring charges	1,785	—	1,785	100.0
Depreciation and amortization	52,913	43,813	9,100	20.8
Impairment of long-lived assets	11,425	—	11,425	100.0
Bargain purchase gain	(7,304)	—	(7,304)	(100.0)
Loss (gain) on disposition of long-lived asset	27	(2,823)	2,850	(101.0)
Total operating expenses	$288,585	$202,042	$86,543	42.8%
Income from operations	$39,886	$70,411	$(30,525)	(43.4)%
OTHER INCOME (EXPENSE):
Interest income	929	280	649	231.8
Interest expense	(3,674)	(2,433)	(1,241)	51.0
Loss on deconsolidation of subsidiary	—	(19,937)	19,937	(100.0)
Other income (expense), net	643	118	525	444.9
Other income (expense), net	$(2,102)	$(21,972)	$19,870	(90.4)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	37,784	48,439	(10,655)	(22.0)
Income tax expense	17,178	22,655	(5,477)	(24.2)
INCOME FROM CONTINUING OPERATIONS	20,606	25,784	(5,178)	(20.1)
INCOME FROM DISCONTINUED OPERATIONS
Income from discontinued operations	$—	$390	$(390)	(100.0)%
NET INCOME	20,606	26,174	(5,568)	(21.3)
Net income attributable to non-controlling interests, net of tax:	(10,400)	(13,417)	3,017	(22.5)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$10,206	$12,757	$(2,551)	(20.0)%

Wholesale

Our U.S. Telecom’s wholesale revenue decreased by $9.4 million, or 8.3%, to $103.1 million from $112.5 million for the nine months ended September 30, 2016 and 2015, respectively.  This decrease was the result of a reduction in wholesale roaming rates partially offset by growth in data traffic volumes due to capacity and technology upgrades to our network and the increase in the number of base stations to 926 from 861 as of September 30, 2016 and 2015, respectively.

Retail

Retail revenue accounted for the remaining $74.2 million and $72.8 million of our wireless revenue for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.4 million, or 1.9%.  Of this increase, our 2016 International Telecom Acquisitions generated $0.5 million of retail wireless revenue with the remaining increase being attributable to our U.S. telecom’s retail business.  During late 2015, we modified our definition of an active subscriber which resulted in a decrease in wireless subscribers.  This change was retroactively applied to the reported subscribers for September 30, 2015.  Our wireless subscribers slightly increased to 353,000 from 352,000 as of September 30, 2016 and 2015, respectively.  However, a decrease in roaming revenue due to anticipated rate declines resulted in the decline in retail revenue.

Wireline revenue.    Wireline revenue increased by $58.7 million, or 92.4%, to $122.2 million for the nine months ended September 30, 2016 from $63.5 million for the nine months ended September 30, 2015.   The increase was primarily the result of our 2016 International Telecom Acquisitions which generated $57.0 million of wireline revenue during the nine months ended September 30, 2016.   The remaining increase was generated by our Guyana market as a result of increased subscribers and related broadband data revenues.

Renewable energy revenue.  Renewable energy revenue increased $1.3 million, or 8.3%, to $16.9 million from $15.6 million for the nine months ended September 30, 2016 and 2015, respectively.  This increase was primarily the result of increased production and certain customer contract price escalations.

Equipment and other revenue.  Equipment and other revenue increased by $4.0 million, or 50.0% to $12.0 million for the nine months ended September 30, 2016 from $8.0 million for the nine months ended September 30, 2015.  The increase was primarily the result of our 2016 International Telecom Acquisitions which incurred $3.7 million of equipment and other revenue during the nine months ended September 30, 2016.

Termination and access fee expenses.  Termination and access fees increased by $22.7 million, or 39.3%, to $80.5 million for the nine months ended September 30, 2016 from $57.8 million for the nine months ended September 30, 2015.   The increase was primarily the result of our 2016 International Telecom Acquisitions which incurred $22.0 million of termination and access fees during the nine months ended September 30, 2016. These increases were partially offset by decreases in other markets within our International Telecom segment of $0.6 million and a decrease of $0.5 million as a result of the March 2015 sale of our operations in Turks and Caicos.

Termination and access fees increased by $1.8 million within the wholesale wireless operations of our U.S. Telecom segment as a result of increased data traffic volumes, costs related to additional technologies and the expansion and upgrade of our networks.

Engineering and operations expenses.  Engineering and operations expenses increased by $7.7 million, or 26.9%, to $36.3 million from $28.6 million for the nine months ended September 30, 2016 and 2015, respectively.  The increase was primarily the result of our 2016 International Telecom Acquisitions which incurred $8.2 million of engineering and operations expenses during the three months ended September 30, 2016.  This increase was partially offset by a $0.4 million reduction in our U.S. Telecom segment which experienced operating efficiencies during the nine months ended September 30, 2016.

 Sales and marketing expenses.    Sales and marketing expenses increased by $4.8 million, or 27.3%, to $22.4 million from $17.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Our 2016

International Telecom Acquisitions incurred $4.0 million of sales and marketing expenses during the nine months ended September 30, 2016.  The remaining $0.8 million increase was primarily incurred within our International Telecom segment as a result of increased promotional spending in Guyana.

Equipment expenses.  Equipment expenses increased by $0.3 million, or 2.9%, to $10.5 million for the nine months ended September 30, 2016 from $10.2 million for the nine months ended September 30, 2015. The increase was primarily the result of an increase in handset and data modem sales within our International Telecom segment and an increase in handset sales in the retail operations within our U.S. Telecom segment.

 General and administrative expenses.  General and administrative expenses increased by $19.9 million, or 45.2%, to $63.9 million for the nine months ended September 30, 2016 from $44.0 million for the nine months ended September 30, 2015.  The 2016 International Telecom Acquisitions incurred $14.4 million of this increase.  Of the remaining $5.5 million increase, $3.1 million was incurred within our corporate overhead to help support our recent acquisitions, $0.9 million was incurred within our Renewable Energy segment in connection with our recent Vibrant Energy Acquisition and $2.1 million was incurred  within our U.S. Telecom segment primarily as a result of the conclusion of a transition services agreement entered into to provide support services following the sale of our Alltel business which was accounted for as an offset to the expenses in previous periods.  These increases were partially offset by a decrease of $0.5 million within our International Telecom segment as a result of the March 2015 sale of our operations in Turks and Caicos.

 Transaction-related charges.  We incurred $16.2 million and $2.9 million of transaction‑related charges during the nine months ended September 30, 2016 and 2015, respectively. A substantial majority of the 2016 expenses was related to the Vibrant Energy, KeyTech and Innovative Acquisitions.

Restructuring charges.  During the nine months ended September 30, 2016, we incurred $1.8 million of certain non-recurring restructuring costs in connection with the KeyTech Acquisition.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $9.1 million, or 20.8%, to $52.9 million for the nine months ended September 30, 2016 from $43.8 million for the nine months ended September 30, 2015. The increase was primarily the result of our 2016 International Telecom Acquisitions which recognized $9.5 million of expense during the nine months ended September 30, 2016 as well as increases of $0.6 million and $0.8 million of expense within our U.S. Telecom segment and corporate overhead, respectively, as a result of our expanding telecom networks and an increase in corporate overhead assets, respectively.  These increases were partially offset by a decrease of $1.9 million in our other businesses within our International Telecom segment including the effects of the March 2015 sale of our operations in Turks and Caicos.

 Impairment of long-lived assets.  During June 2016, as a result of recent industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, the Company identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and the Company’s view of future opportunities in the market which began to evolve in the second quarter of 2016 as discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements included in this report.

As a result of this transaction and the recent developments in the market, we determined it was appropriate to assess the reporting unit’s assets for impairment.  The reporting unit holds three types of assets for purposes of impairment testing: i) other assets such as accounts receivable and inventory, ii) long lived assets such as property plant and equipment, and iii) goodwill.  We first assessed the other assets for impairment and determined no impairment was appropriate.  Second, the property, plant and equipment was assessed for impairment.  The impairment test compared the undiscounted cash flows from the use and eventual disposition of the asset group to its carrying amount and determined the carrying amount was not recoverable.  The impairment loss of $3.6 million was equal to the amount by which the carrying amount exceeded the fair value.  Third management assessed goodwill for impairment following the two step impairment test.  The carrying amount of the reporting unit exceeded its fair value, after considering the $3.6 million asset impairment.  The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill to measure the amount of impairment loss.  The impairment loss equaled $7.5 million.  We utilized the income approach, with Level 3 valuation inputs, which considered both the purchase agreement and cash flows discounted at a rate of 14% in its fair value calculations. In total, we recorded an impairment charge of $11.1 million.  The impairment charge is included in income from operations for the nine months ended September 30, 2016.

We also assessed the value of a tradename used within our International Telecom segment.  As a result of that assessment, we concluded that the book value of such tradename exceeded its fair value and as a result, we recorded a non-cash impairment charge of $0.3 million during the nine months ended September 30, 2016.

Bargain purchase gain. In connection with the KeyTech Transaction, we recorded a bargain purchase gain of $7.3 million during the nine months ended September 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which KeyTech operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the nine months ended September 30, 2016.

Gain on disposition of long-lived assets.   During the nine months ended September 30, 2015, we sold certain network assets and telecommunications licenses in our U.S. Telecom segment and recognized a gain on such disposition of $2.8 million.

Interest income.   Interest income increased to $0.9 million from $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Interest expense.  Interest expense increased by $1.3 million to $3.7 million from $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.  The increase reflects the interest on the debt assumed with the KeyTech Acquisition and interest incurred on debt used to finance a portion of the Innovative Acquisition.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was $0.6 million and $0.1 million for the nine months ended September 30, 2016 and 2015, respectively.  The majority of other income (expense), net for the nine months ended September 30, 2016 is the result of a $0.4 million gain on a foreign currency transaction.

Income taxes.  Our effective tax rates for the nine months ended September 30, 2016 and 2015 were 45.5% and 46.8%, respectively.  The effective tax rate for the nine months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our wireline business, (iii) the mix of income generated among the jurisdictions in which we operate, and (iv) $2.2 million provision (net) to record multiple discrete items. The effective tax rate for the nine months ended September 30, 2015 was impacted by the following items:  (i) the $19.9 million loss on deconsolidation within its International Telecom business that had no tax benefit and (ii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $10.4 million and $13.4 million of income generated by our less than wholly-owned subsidiaries for the nine months ended September 30, 2016 and 2015, respectively.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders decreased to $10.2 million from $12.8 million for the nine months ended September 30, 2016 and 2015, respectively.

On a per share basis, net income decreased to $0.63 per diluted share from $0.79 per diluted share for the nine months ended September 30, 2016 and 2015, respectively.

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

Uses of Cash

Acquisitions and Investments.  Historically, we have funded our acquisitions with a combination of cash on hand and borrowings under our credit facilities. During the three months ended June 30, 2016, we funded the KeyTech Acquisition and Vibrant Energy Acquisition with $33.4 million and $3.5 million, respectively, of cash (net of cash acquired).  During the three months ended September 30, 2016, we funded the Innovative Acquisition with $50.9 million in cash and financed the remaining $60.0 million of the purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.  During the fourth quarter of 2016, we expect to pay an additional $27.8 million for the Innovative Acquisition in connection with our funding of Innovative’s pension and other postretirement benefit plans.

We continue to explore opportunities to expand our telecommunications and renewable energy businesses or acquire new businesses and licenses in the United States, the Caribbean and elsewhere. Such acquisitions, including acquisitions of renewable energy assets, may require external financing. While there can be no assurance as to whether, when or on what terms we will be able to acquire any such businesses or licenses or make such investments, such acquisitions may be accomplished through the issuance of shares of our capital stock, payment of cash or incurrence of additional debt. From time to time, we may raise capital ahead of any definitive use of proceeds to allow us to move more quickly and opportunistically if an attractive investment materializes.

As of September 30, 2016, we had approximately $294.4 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $103.3 million was held by our foreign subsidiaries and is permanently invested outside the United States.  We expect to pay an additional $27.8 million for the funding of Innovative’s pension plans and postretirement benefit plans in connection with our Innovative Acquisition.

In addition, we had approximately $118.9 million of debt as of September 30, 2016. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital Expenditures.  A significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks as well as for acquisitions.

For the nine months ended September 30, 2016 and 2015, we spent approximately $78.5 million and $46.0 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Nine months ended September 30,	Telecom	Telecom	Energy	Items (1)	Consolidated
2016	$26,709	$36,543	$10,326	$4,877	$78,455
2015	27,632	15,797	26	2,576	46,031

(1)  Reconciling items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for the combined U.S. Telecom and International Telecom segments, including the recent KeyTech and Innovative Acquisitions, for the year ending December 31, 2016 will be between $95 million and $110 million and capital expenditures for our Renewable Energy segment will be between $40 million and $50 million for the year ending December 31, 2016.

We expect to fund our current capital expenditures primarily from our current cash balances and cash generated from operations.

Income taxes.    We have historically used cash‑on‑hand to make payments for income taxes.  Our policy is to indefinitely reinvest the undistributed earnings of our foreign subsidiaries, and accordingly, no provision for federal income taxes has been made on accumulated earnings of foreign subsidiaries.  For the nine months ended September 30, 2016 and 2015, our effective tax rates were 45.5% and 46.8%, respectively, as a result of certain acquisition and disposition related charges being incurred which had no tax benefit.

Dividends.    We use cash-on-hand to make dividend payments to our common stockholders when declared by our Board of Directors. For the three months ended September 30, 2016, our Board declared dividends to our stockholders, which includes a $0.34 per share dividend declared on September 19, 2016 and paid on October 7, 2016, of $5.5 million. We have declared quarterly dividends for the last 72 fiscal quarters.

Stock repurchase plan.     In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock, including $2.0 million during the third quarter of 2016, under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of September 30, 2016, we have not repurchased any of our common stock under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.     As of September 30, 2016, we had approximately $294.4 million in cash, cash equivalents, restricted cash and short term investments a decrease of $97.6 million from the December 31, 2015 balance of $392.0 million. The decrease is primarily attributable to the use of $152.5 million to fund our 2016 Acquisitions and $89.3 million for our capital expenditures (which includes $10.9 million of deposits made in connection with an upcoming spectrum license auction).  These uses were partially offset by cash provided by our operating activities of $92.1 million.  During the fourth quarter of 2016, we expect to pay an additional $27.8 million for the funding of Innovative’ s pension plans and postretirement benefit plans in connection with our Innovative Acquisition.

Cash provided by operations.     Cash provided by operating activities was $92.1 million for the nine months ended September 30, 2016 as compared to $113.1 million for the nine months ended September 30, 2015.  The decrease of $21.0 million included a decrease in cash provided by operations within our U.S. Telecom segment of $17.2 million primarily related to a reduction in wholesale roaming rates, and decreases in cash provided by operations within our International Telecom and Renewable Energy segments of $8.0 million and $5.9 million, respectively, primarily as a result of certain expenses incurred within both of these segments for acquisition related charges.  Cash flow from operations within our corporate overhead decreased by $6.0 million primarily in preparation for the completion of the 2016 Acquisitions.

Cash used in investing activities.  Cash used in investing activities was $278.1 million and $12.8 million for the nine months ended September 30, 2016 and 2015, respectively.  The increase in usage of cash for investing activities of $265.3 million was primarily related to the use of $152.5 million to fund our 2016 Acquisitions, an increase in our capital expenditures (which includes $10.9 million for the purchases of spectrum licenses and related deposits) of $43.3 million, and a $27.8 million increase in restricted cash that will be contributed to Innovatives pension and other postretirement benefit plans.  In addition, the nine months ended September 30, 2015 includes $39.0 million of cash provided by the final receipt of the escrowed funds from our 2013 sale of the retail wireless business operated under the Alltel name.

Cash provided by (used in) financing activities.  For the nine months ended September 30, 2016, cash provided by financing activities was $46.6 million as compared to cash used in financing activities of $28.8 million for the nine months ended September 30, 2015.  The $75.4 million increase was primarily the result of $60.0 million of borrowings used to fund a portion of the Innovative Acquisition and an investment made by a minority shareholder of $21.9 million during the nine months ended September 30, 2016.

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

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

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

As of September 30, 2016, we had no borrowings under the Credit Facility and approximately $10.6 million of outstanding letters of credit.

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

As of September 30, 2016, $27.7 million of the Ahana Debt remained outstanding.

KeyTech Debt

In connection with the KeyTech Transaction on May 3, 2016, we assumed $35.4 million in debt (the “KeyTech Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The KeyTech Debt matures in 2021, bears interest of the three-month LIBOR plus a margin of 3.25%, and repayment is made quarterly until maturity.  The debt is secured by the property and assets of certain KeyTech subsidiaries.

As of September 30, 2016, $32.1 million of the KeyTech Debt remained outstanding.

Innovative Debt

We funded the Innovative Acquisition with $50.9 million in cash and financed the remaining $60.0 million of the purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.  The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.  Interest is paid quarterly and principal repayment is not required until maturity on July 1, 2026.

As of September 30, 2016, $60.0 million of the Innovative Debt remained outstanding and $0.8 million of the rate lock fee were unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2016, we were in compliance with all of the financial covenants of the Credit Facility.

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

Completed Acquisitions.     As discussed above, we funded the 2016 Acquisitions with $152.5 million of cash, net of cash acquired.  In addition, we financed $60.0 million of the Innovative Acquisition purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative. During the fourth quarter of 2016, we expect to pay an additional $27.8 million for the funding of Innovative’ s pension plans and postretirement benefit plans in connection with our Innovative Acquisition.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40),” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. ASU 2014-15 will be effective for annual reporting periods ending after December 15, 2016. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have an impact on our consolidated financial statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. We are currently evaluating the impact of the new standard on our consolidated financial statements.

In October 2016 the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for us on January 1, 2018. We are currently evaluating the potential impact that this standard may have on its results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Sensitivity.     The only foreign currency for which we have a material exposure is the Guyana dollar because a significant portion of our Guyana revenues and expenditures are transacted in Guyana dollars. The exchange rate has remained consistent at 210 Guyana dollars to 1 U.S. dollar since 2014 and remained at 210 Guyana dollars to 1 U.S. dollar as of September 30, 2016. The results of future operations may be affected by changes in the value of the Guyana dollar.

Upon the completion of the Vibrant Energy construction projects, we will have additional foreign currency exchange exposure to the Indian Rupee (INR) and British Pound Sterling (GBP).  We will assess the impact of that exposure in future periods.

Interest Rate Sensitivity.    As of September 30, 2016, we had $28.5 million of variable rate debt outstanding, which we assumed as a part of the KeyTech Acquisition and is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 13 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

Risks Related to our Cable Television Operations

We may have difficulty securing cable TV content from third parties desirable to our customers on terms and conditions favorable to us.

We have secured licensing agreements with numerous content providers to allow our various cable TV businesses to offer a wide array of the most popular programming to our subscribers. Typically, we make long-term commitments relating to these rights in advance even though we cannot predict the popularity of the services or ratings the programming will generate. License fees may be negotiated for a number of years and may include provisions requiring us to pay part of the fees even if we choose not to distribute such programming.

The success of our cable TV operations depends on our ability to access an attractive selection of television programming from content providers on terms and pricing favorable to us. Our ability to provide movie, sports and other popular programming is a major factor that attracts subscribers to our services. Our inability to provide the content desired by our subscribers on satisfactory terms or at all could result in reduced demand for, and lower revenue from, our cable operations that may not offset the typically large subscription fees that we pay for these services. In certain cases, we may not have satisfactory contracts in place with the owners of our distributed content, leading to such parties’ desire for increased renewed contractual pricing or lead to disputes with such parties including claims for copyright or other intellectual property infringement.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2015 Annual Report on Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2016 and June 30, 2016. The risks described herein and in such other reports are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock, including $2.0 million during the third quarter of 2016, under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of September 30, 2016, we have not repurchased any of our common stock under the 2016 Repurchase Plan.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2016:

				(d)
				Maximum
				Number (or
			(c)	Approximate
		(b)	Total Number of	Dollar Value) of
	(a)	Average	Shares Purchased	Shares that May
	Total Number	Price	as Part of Publicly	be Purchased
	of Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased (1)	Share (1)	or Programs	Programs
July 1, 2016 — July 31, 2016	147	$80.43	—	$2,919,965
August 1, 2016 — August 31, 2016	—	$—	22,015	$1,498,145
September 1, 2016 — September 30, 2016	35,911	$65.08	8,892	$50,000,000

(1)

 Includes 5,004 shares purchased on September 22, 2016 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

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

ATN International, Inc.

Date: November 9, 2016	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2016	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer