Form 10-Q
period 2017-03-31
ATN International, Inc.
filed 2017-05-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐  No  ☒

As of May 9, 2017, the registrant had outstanding 16,191,297 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended March 31, 2017

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; changes to governmental regulations and laws affecting our business; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; our recent acquisitions; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate our newly acquired businesses in Bermuda and the U.S. Virgin Islands and integrate these operations into our existing operations; (2) the general performance of our operations, including operating margins, revenues, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (3) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (4) economic, political and other risks facing our operations; (5) our ability to maintain favorable roaming arrangements; (6) our ability to efficiently and cost-effectively upgrade our networks and information technology (“IT”) platforms to address rapid and significant technological changes in the telecommunications industry; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (9) increased competition; (10) our ability to operate and expand our renewable energy business; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) the occurrence of weather events and natural catastrophes; (14) our continued access to capital and credit markets;  (15) the risk of currency fluctuation for those markets in which we operate; and (16) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A "Risk Factors" herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017, and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$265,537	$269,721
Restricted cash	714	524
Short-term investments	8,711	9,237
Accounts receivable, net of allowances of $13.5 million and $13.1 million, respectively	48,485	45,419
Materials and supplies	15,414	14,365
Prepayments and other current assets	37,769	28,103
Total current assets	376,630	367,369
Fixed Assets:
Property, plant and equipment	1,123,993	1,138,362
Less accumulated depreciation	(484,770)	(490,650)
Net fixed assets	639,223	647,712
Telecommunication licenses, net	48,260	48,291
Goodwill	62,873	62,873
Customer relationships, net	13,949	15,029
Restricted cash	16,153	18,113
Other assets	36,312	38,831
Total assets	$1,193,400	$1,198,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$12,529	$12,440
Accounts payable and accrued liabilities	104,433	92,708
Dividends payable	5,505	5,487
Accrued taxes	22,099	13,531
Advance payments and deposits	16,986	25,529
Other current liabilities	273	410
Total current liabilities	161,825	150,105
Deferred income taxes	46,146	46,622
Other liabilities	31,606	47,939
Long-term debt, excluding current portion	139,870	144,383
Total liabilities	379,447	389,049
Commitments and contingencies (Note 11)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,057,056 and 16,971,634 shares issued, respectively, and 16,190,995 and 16,138,983 shares outstanding respectively	169	169
Treasury stock, at cost; 866,061 and 832,652 shares, respectively	(25,343)	(23,127)
Additional paid-in capital	161,568	160,176
Retained earnings	539,288	538,109
Accumulated other comprehensive income	3,871	1,728
Total ATN International, Inc. stockholders’ equity	679,553	677,055
Non-controlling interests	134,400	132,114
Total equity	813,953	809,169
Total liabilities and equity	$1,193,400	$1,198,218

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016
REVENUE:
Wireless	$56,230	$58,878
Wireline	63,800	22,445
Renewable energy	4,900	5,589
Equipment and other	3,185	2,774
Total revenue	128,115	89,686
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	30,458	19,717
Engineering and operations	19,667	10,510
Sales and marketing	9,021	5,756
Equipment expense	2,545	3,229
General and administrative	24,349	16,372
Transaction-related charges	677	3,655
Depreciation and amortization	22,494	14,554
Loss on disposition of long-lived assets	1,111	—
Total operating expenses	110,322	73,793
Income from operations	17,793	15,893
OTHER INCOME (EXPENSE)
Interest income	286	348
Interest expense	(2,316)	(826)
Loss on deconsolidation of subsidiary	(529)	—
Other (expense) income, net	(522)	14
Other expense, net	(3,081)	(464)
INCOME BEFORE INCOME TAXES	14,712	15,429
Income taxes	3,128	4,631
NET INCOME	11,584	10,798
Net income attributable to non-controlling interests, net of tax expense (benefit) of $ 0.3 million and $(0.1) million , respectively.	(4,725)	(4,678)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$6,859	$6,120
NET INCOME PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.42	$0.38
Diluted	$0.42	$0.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,157	16,092
Diluted	16,246	16,198
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.34	$0.32

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$11,584	$10,798
Other comprehensive income:
Foreign currency translation adjustment	1,930	3
Reclassifications of gains on sale of marketable securities to net income	(289)	—
Unrealized loss on marketable securities	(41)	—
Projected pension benefit obligation	513	—
Other comprehensive income, net of tax	2,113	3
Comprehensive income	13,697	10,801
Less: Comprehensive income attributable to non-controlling interests	(4,725)	(4,678)
Comprehensive income attributable to ATN International, Inc.	$8,972	$6,123

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$11,584	$10,798
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	22,494	14,554
Provision for doubtful accounts	854	71
Amortization and write off of debt discount and debt issuance costs	112	118
Stock-based compensation	1,666	1,728
Loss on disposition of long-lived assets	1,111	—
Loss on deconsolidation of subsidiary	529	—
Other non-cash activity	375	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(5,860)	(9,794)
Materials and supplies, prepayments, and other current assets	(1,789)	(1,425)
Prepaid income taxes	995	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(14,465)	1,652
Accrued taxes	4,341	4,363
Other assets	2,033	(2,022)
Other liabilities	8,109	8,286
Net cash provided by operating activities	32,089	28,329
Cash flows from investing activities:
Capital expenditures	(45,702)	(16,445)
Purchase of marketable securities	—	(2,000)
Divestiture of businesses, net of transferred cash $2.1 million	22,597	—
Sale of short-term investments	484	—
Change in restricted cash	1,769	653
Net cash used in investing activities	(20,852)	(17,792)
Cash flows from financing activities:
Dividends paid on common stock	(5,487)	(5,145)
Distribution to non-controlling stockholders	(2,828)	(3,036)
Proceeds from stock option exercises	—	165
Principal repayments of term loan	(4,442)	(1,535)
Purchase of common stock	(2,121)	(1,929)
Repurchases of non-controlling interests	(819)	—
Investments made by minority shareholders in consolidated affiliates	69	—
Net cash used in financing activities	(15,628)	(11,480)
Effect of foreign currency exchange rates on cash and cash equivalents	207	—
Net change in cash and cash equivalents	(4,184)	(943)
Cash and cash equivalents, beginning of period	269,721	392,045
Cash and cash equivalents, end of period	$265,537	$391,102

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean. The Company was incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, The Company has engaged in strategic acquisitions and investments to grow our operations. The Company continues to actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria.

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

•

Wireline.  The Company’s wireline services include local telephone and data services in Bermuda, Guyana, the U.S. Virgin Islands, and in other smaller markets in the Caribbean and the United States.  The Company’s wireline services also include video services in Bermuda and the U.S Virgin Islands.  Through March 8, 2017, the Company also offered facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, the Company offers wholesale long‑distance voice services to telecommunications carriers.

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers. Beginning in April 2016, the Company began developing projects in India to provide distributed generation solar power to corporate and utility customers.  The Company began to generate revenue from the India project during the three months ended March 31, 2017.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of March 31, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands	GTT+, One, Innovative (now Viya), Logic
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Innovative (now Viya), Choice (now Viya)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands, British Virgin Islands	One, Innovative (now Viya), Logic, BVI Cable TV
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

2. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The financial information included herein is unaudited; however, the Company believes such information and the disclosures herein are adequate to make the information presented not misleading and reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair statement of the Company’s financial position and results of operations for such periods. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of interim periods may not be indicative of results for the full year.  These condensed consolidated financial statements and related notes should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017.

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended March 31, 2016 the aggregate impact of the changes included a decrease to termination and access fees of $1.2 million, an increase to engineering and operations expenses of $0.7 million, an increase to sales and marketing expenses of $0.6 million and a decrease to general and administrative expenses of $0.1 million.

The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 21.3% and 30.0%, respectively.  The effective tax rate for the three months ended March 31, 2017 was primarily impacted by the following items (i) an approximate 7.2% benefit for the net capital loss due to the stock sales of the Company’s businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which it operates.  The effective tax rate for the three months ended March 31, 2016 was primarily impacted by the mix of income generated among the jurisdictions in which it operates.  The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which it operates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).”  In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.”  In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients.”  In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”  These updates provide additional adoption guidance and clarification to ASU 2014-09.  The amendments must be adopted concurrently. The Company is currently evaluating the overall impact and the method of adoption of ASU 2014-09, including the latest developments from the Transition Resources Group. Areas most likely impacted may include, but not be limited to, the following: the timing of revenue recognition and the allocation of revenue between equipment and services, In addition, the new standard may require certain amounts be recorded in accounts receivable and deferred revenues on the balance sheet and enhanced disclosures around performance obligations. The Company does not currently know or cannot reasonably estimate quantitative information related to the impact of the new standard on our Consolidated Financial Statements.  The Company will adopt the standard on January 1, 2018.  Preliminarily, the Company plans to use the modified retrospective adoption method which requires it to apply the standard only to the most current period presented with the cumulative effect of applying the standard being recognized at the adoption date.

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

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The adoption of ASU 2015-05 by the Company on January 1, 2017 did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. This had no impact on the Company’s historical results. Also as a result of the adoption, the Company changed its policy election to account for forfeitures as they occur rather than on an estimated basis. The change resulted in the Company reclassifying $0.3 million from additional paid-in capital to retained earnings for the net cumulative-effect adjustment in stock compensation expense related to prior periods.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 should be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of the new standard on its Consolidated Financial Statements.

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that this standard may have on its results of operations.

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

In January 2017, the FASB issued Accounting Standards Update 2017-01,  “Business Combinations (Topic 805): Clarifying the Definition of a Business,”  or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If it’s not met, the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company prospectively adopted ASU 2017-01 in the fourth quarter of 2016.  The standard will result in its accounting for more transactions as asset acquisitions as opposed to business combination.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

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

4. ACQUISITIONS AND DISPOSITIONS

International Telecom

One Communications (formerly KeyTech Limited)

On May 3, 2016, the Company completed our acquisition of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and video services and other telecommunications services to residential and enterprise customers under the “Logic” name in Bermuda and the Cayman Islands.  Subsequent to the completion of our acquisition of KeyTech, KeyTech changed its legal name to One Communications Ltd. and changed its “CellOne” and “Logic” trade names in Bermuda to One Communications (“One Communications”).   Prior to our acquisition, One Communications also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’ existing shareholders and to retire One Communications subordinated debt. On May 3, 2016, the Company began consolidating the results of One Communications within our financial statements in our International Telecom segment.

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

Consideration Transferred
Cash consideration - One Communications	$ 34,518
Cash consideration - BDC	7,045
Total consideration transferred	41,563
Non-controlling interests - One Communications	32,909
Total value to allocate	$ 74,472
Value to allocate - One Communications	67,427
Value to allocate - BDC	7,045

Purchase price allocation One Communications:
Cash	8,185
Accounts receivable	6,451
Other current assets	3,241
Property, plant and equipment	100,892
Identifiable intangible assets	10,590
Other long term assets	3,464
Accounts payable and accrued liabilities	(16,051)
Advance payments and deposits	(6,683)
Current debt	(6,429)
Long term debt	(28,929)
Net assets acquired	74,731

Gain on One Communications bargain purchase	$ 7,304

Purchase price allocation BDC:
Carrying value of BDC non-controlling interest acquired	2,940

Excess of purchase price paid over carrying value of non-controlling interest acquired	$ 4,105

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

The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Each of the Company and One Communications realized that their combined resources could better serve customers in Bermuda.  The bargain purchase gain is included in operating income for the year ended December 31, 2016.

Viya (formerly Innovative)

On July 1, 2016, the Company completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and through January 2017, St. Maarten (collectively, “Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”).  In April 2017, the U.S. Virgin Islands operations and the Company’s existing wireless operations rebranded their tradenames from “Innovative” and “Choice”, respectively, to “Viya.” The Company acquired the Viya operations for a contractual purchase price of $145.0 million, reduced by purchase price adjustments of $5.3 million (the “Viya Transaction”).  In connection with the transaction, the Company financed $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  The Company funded the remaining purchase price with (i) $51.9 million in cash paid to CFC, (ii) $22.5 million in additional cash paid directly to fund Viya’ s pension in the fourth quarter of 2016, and (iii) $5.3 million recorded as restricted cash to satisfy Viya’ s other postretirement benefit plans.  On July 1, 2016, the Company began consolidating the results of Viya within its financial statements in its International Telecom segment.

The Viya Transaction was accounted as a business combination in accordance with ASC 805.  The consideration transferred to CFC of $111.9 million, and used for the purchase price allocation, differed from the contractual purchase price of $145.0 million due to certain GAAP purchase price adjustments including a reduction of $5.3 million related to working capital adjustments and the Company assuming pension and other postretirement benefit liabilities of $27.8 million as discussed above.  The Company transferred $51.9 million in cash and $60.0 million in loan proceeds to CFC for total consideration of $111.9 million that was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the allocation of the consideration transferred to the net assets of Viya based on their acquisition date fair values:

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

The goodwill generated from the Viya Transaction is primarily related to value placed on the acquired employee workforces, service offerings, and capabilities of the acquired businesses as well as expected synergies from future combined operations.  The goodwill is not deductible for income tax purposes.

The Company acquired Viya’s pension and other postretirement benefit plans as part of the transaction.  The plans cover employees located in the U.S. Virgin Islands and consist of noncontributory defined benefit pension plans and noncontributory defined medical, dental, vision and life benefit plans.  As noted above, the contractual purchase price included an adjustment related to the funded status of Viya’s pension and other postretirement benefit plans.  As contemplated by the transaction, the Company contributed approximately $22.5 million during the fourth quarter of 2016 to Viya’s pension plans.  This payment is recorded as a cash outflow from operations in the statement of cash flows as of December 31, 2016.  At March 31, 2017, the Company held $5.1 million of restricted cash equal to the unfunded status of the other postretirement benefit plans.  The cash is restricted due to the Company’s intent to use the cash to satisfy future postretirement benefit obligations.

Disposition

On January 3, 2017, the Company completed the sale of the Viya cable operations located in St.Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

On December 15, 2016, the Company transferred control of its subsidiary in Aruba to another stockholder in a nonreciprocal transfer.  Subsequent to that date, it no longer consolidated the results of the operations of the Aruba business. The Company did not recognize a gain or loss on the transaction.

The results of the St Maarten and Aruba operations are not material to the Company’s historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

U.S. Telecom

Acquisition

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

Disposition

On August 4, 2016, the Company entered into a stock purchase agreement to sell its integrated voice and data communications and wholesale transport businesses in New England (“Sovernet”) to an affiliate of funds managed by Oak Hill Capital Management, LLC (“Oak Hill”). On March 8, 2017, the Company completed the sale for consideration of $25.9 million.  The consideration includes $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of Oak Hill, to fund certain capital expenditure projects related to the assets sold and to secure the Company’s indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017 (the “Sovernet Transaction”).  The table below identifies the assets and liabilities transferred (amounts in thousands):

Consideration Transferred	$ 25,926

Assets and liabilities disposed
Cash	1,821
Accounts receivable	1,696
Inventory	639
Prepaid	1,034
Property, plant and equipment	25,294
Other Assets	288
Accounts payable and accrued liabilities	(1,718)
Advance payments and deposits	(1,897)
Net assets disposed	27,157

Consideration less net assets disposed	(1,231)

Transaction costs	(1,156)

Loss	$ (2,387)

The Company repurchased non-controlling interests from Sovernet’s minority shareholders for $0.7 million.  The non-controlling interest had a book value of zero.  Additionally the Company recorded a loss on deconsolidation of $0.5 million.

The Company incurred $1.1 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $0.5 million were incurred during the three months ended March 31, 2017.  Sovernet does not qualify as a discontinued operation because the disposition does not relate to a strategic shift in our operations.

Prior to the Sovernet Transaction, in the second quarter of 2016, the Company recorded an impairment loss of $11.1 million on assets related to Sovernet.  The impairment consisted of a $3.6 million impairment of property, plant and equipment and $7.5 million impairment of goodwill.

Pro forma Results

The following table reflects unaudited pro forma operating results of the Company for the three months ended March 31, 2016 as if the One Communications and Viya Transactions occurred on January 1, 2016.  The pro forma amounts adjust One Communications’ and Viya’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016.  Also, the pro forma results were adjusted to reflect changes to the acquired entities’ financial structure related to the transaction.  One Communications’ results reflect the retirement of $24.7 million of debt.  Viya’s results reflect the retirement of $185.8 million of debt and the addition of $60 million of purchase price debt.  Finally, ATN’s results were adjusted to reflect ATN’s incremental ownership in BDC.  The pro forma results were not adjusted for the Renewable Energy transaction because it was not material to the Company’s historical results.

The pro forma results for the three months ended March 31, 2016 include $4.3 million of impairment charges recorded by One Communications prior to ATN’s acquisition of the business.  Amounts are presented in thousands, except per share data.

	Three months ended March 31,
(unaudited)	2016
	As	As
	Reported	Adjusted
Revenue	$89,686	$135,859
Net income attributable to ATN International, Inc. Stockholders	6,120	6,061
Earnings per share:
Basic	0.38	0.38
Diluted	0.38	0.37

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating resulted that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following the transactions.

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

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805.  The total purchase consideration of $6.2 million was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.  The table below represents the allocation of the consideration transferred to the net assets of Vibrant Energy based on their acquisition date fair values (in thousands):

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	$19,785	$—	$19,785
Short term investments	$1,259	$7,452	$8,711
Commercial Paper	$—	$50,038	$50,038
Total assets measured at fair value	$21,044	$57,881	$78,925

	December 31, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	$29,027	$—	$29,027
Short term investments	$1,751	$7,486	$9,237
Commercial Paper	$—	$29,981	$29,981
Total assets measured at fair value	$30,778	$37,858	$68,636

Certificate of Deposit

As of March 31, 2017 and March 31, 2016, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of March 31, 2017 and March 31, 2016, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of March 31, 2017, this asset class consisted of short term foreign and U.S. corporate bonds and equity securities. Corporate bonds are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of marketable securities is estimated using Level 2 inputs.  At March 31, 2017, the fair value of marketable securities approximated its carrying amount of $2.0 million and is included in other assets on the consolidated balance sheet.

The fair value of long-term debt is estimated using Level 2 inputs.  At March 31, 2017, the fair value of long-term debt, including the current portion, was $155.6 million and its book value was $152.4 million.  At December 31, 2016, the fair value of long-term debt, including the current portion, was $159.9 million and its book value was $156.8 million.

6. LONG-TERM DEBT

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

On January 11, 2016, the Company amended the Credit Facility (the “Amendment”) to provide for lender consent to, among other actions, (i) the contribution by the Company of all of its equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the One Communications Transaction, and subject to the closing of the One Communications Transaction, a one-time, non-pro rata cash distribution by One Communications in an aggregate amount not to exceed $13.0 million to certain of One Communications’ shareholders; and (ii) the incurrence by certain subsidiaries of the Company of secured debt in an aggregate principal amount not to exceed $60.0 million in connection with the Company’s option to finance a portion of the Viya Transaction. The Amendment increases the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

 On April 14, 2017, the Company further amended the Credit Facility to increase the amount One Communications Debt (as defined below) to an aggregate amount of $60.0 million.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by the Company limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2017, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of March 31, 2017, the Company had no borrowings under the Credit Facility and approximately $5.9 million of outstanding letters of credit.

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

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually beginning on March 31, 2017, until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes were used to repay the Original Ahana Debt in full except for the PSE &G Loan which remained outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually basis for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of March 31, 2017, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

As of March 31, 2017, $2.1 million of the Original Ahana Debt and $64.6 million of the Series A Notes and Series B Notes remained outstanding.

One Communications Debt

In connection with the One Communications Transaction on May 3, 2016, the Company assumed $35.4 million in debt (the “One Communications Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The One Communications Debt matures in 2021, bears interest at the three-month LIBOR rate plus a margin of 3.25%, and repayment is made quarterly until maturity.  The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow. The debt is also subject to certain financial covenants that are tested at the end of each fiscal year: 1) a minimum ratio of free cash flow to debt service requirement; 2) maximum ratio of net debt to EBITDA; and 3) a minimum ratio of consolidated EBIT to net interest costs. The debt is secured by the property and assets of certain One Communications subsidiaries.  As of March 31, 2017, the Company was in compliance with all of the financial covenants.

As of March 31, 2017, $28.9 million of the One Communications Debt remained outstanding.

Viya Debt (formerly Innovative Debt)

The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow.  The covenant is tested on an annual basis commencing fiscal 2017.  Interest is paid quarterly and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstance.  The debt is secured by certain assets of the Company’s Viya subsidiaries.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of March 31, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

7. GOVERNMENT GRANTS

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

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. The Company has received $21.1 million of Phase I Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with its application for the Mobility Funds, the Company has issued approximately $5.9 million in letters of credit, which are outstanding as of March 31, 2017, to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties.

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of March 31, 2017, the Company had received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $6.1 million has been recorded to date, $5.9 million is recorded within current liabilities, and the remaining $1.9 million is recorded within long term liabilities in the Company’s consolidated balance sheet as of March 31, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

8. EQUITY

Stockholders’ equity was as follows (in thousands):

	Three months ended March 31,
	2017			2016
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$677,055	$132,114	$809,169	$680,299	$81,425	$761,724
Stock-based compensation	1,666	—	1,666	1,728	—	1,728
Comprehensive income:	0	0			0
Net income	6,859	4,725	11,584	6,120	4,678	10,798
Pension	513	—	513	—	—	—
Reclassifications of gains on sale of marketable securities to net income	(289)	—	(289)	—	—	—
Unrealized loss on marketable securities	(41)	—	(41)	—	—	—
Foreign Currency translation adjustment	1,930	—	1,930	3	—	3
Total comprehensive income	8,972	4,725	13,697	6,123	4,678	10,801
Issuance of common stock upon exercise of stock options	95	—	95	582	—	582
Dividends declared on common stock	(5,460)	—	(5,460)	(5,166)	—	(5,166)
Distributions to non-controlling interests	—	(2,888)	(2,888)	—	(3,090)	(3,090)
Investments made by non-controlling interests	—	69	69	—	—	—
Loss on deconsolidation of subsidiary	—	529	529	—	—	—
Change in accounting method- adoption of ASC 2016-09	110	—	110	—	—	—
Repurchase of non-controlling interests	(670)	(149)	(819)	—	—	—
Purchase of treasury stock	(2,215)	—	(2,215)	(2,348)	—	(2,348)
Equity, end of period	$679,553	$134,400	$813,953	$681,218	$83,013	$764,231

9. NET INCOME PER SHARE

For the three months ended March 31, 2017 and 2016, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Basic weighted-average shares of common stock outstanding	16,157	16,092
Stock options	89	106
Diluted weighted-average shares of common stock outstanding	16,246	16,198

The above calculation for the three months ended March 31, 2017 and 2016, does not include approximately 5,000 shares related to certain stock options because the effect of such options were anti-dilutive.

10. SEGMENT REPORTING

The Company updated its reportable operating segments in the first quarter of 2016 to align with how management began to allocate resources and assess the performance of its business operations.  The Company’s reportable segments consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of its One Communications (formerly KeyTech, Ltd.) and Viya Acquisitions as discussed below, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment and the results of its Vibrant Energy Acquisition.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended March 31, 2017

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$37,162	$19,068	$—	$—	$56,230
Wireline	6,051	57,749	—	—	63,800
Renewable Energy	—	—	4,900	—	4,900
Equipment and Other	579	2,474	132	—	3,185
Total Revenue	43,792	79,291	5,032	—	128,115
Depreciation and amortization	6,551	13,117	1,454	1,372	22,494
Non-cash stock-based compensation	—	129	29	1,508	1,666
Operating income (loss)	16,617	9,966	1,441	(10,231)	17,793

For the Three Months Ended March 31, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$39,464	$19,414	$—	$—	$58,878
Wireline	6,046	16,399	—	—	22,445
Renewable Energy	—	—	5,589	—	5,589
Equipment and Other	688	2,086	—	—	2,774
Total Revenue	46,198	37,899	5,589	—	89,686
Depreciation and amortization	5,654	6,341	1,207	1,352	14,554
Non-cash stock-based compensation	—	—	28	1,700	1,728
Operating income (loss)	16,746	7,737	63	(8,653)	15,893

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
March 31, 2017
Cash, Cash equivalents, and Investments	$16,143	$97,104	$18,312	$142,689	$274,248
Total current asset	46,955	146,696	27,177	155,802	376,630
Fixed assets, net	102,366	368,372	152,891	15,594	639,223
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	209,026	595,135	198,858	190,381	1,193,400
Total current liabilities	38,469	85,774	16,108	21,474	161,825
Total debt	—	88,120	64,279	—	152,399
December 31, 2016
Cash, Cash equivalents, and Investments	$22,235	$97,681	$27,378	$131,664	$278,958
Total current asset	50,983	143,201	37,440	135,745	367,369
Fixed assets, net	129,274	372,741	130,268	15,429	647,712
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	240,006	597,454	190,253	170,505	1,198,218
Total current liabilities	23,162	95,502	12,603	18,838	150,105
Total debt	—	91,316	65,507	—	156,823

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Three months ended March 31,	Telecom	Telecom	Energy	Items (1)	Consolidated
2017	$6,044	$16,666	$21,788	$1,204	$45,702
2016	7,561	7,774	—	1,110	16,445

(1)	Reconciling items refer to corporate overhead costs and consolidating adjustments.

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

As of March 31, 2017 the Company had approximately $5.9 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Funds are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The Company is in compliance with all applicable terms and conditions.   The results of the Company’s Mobility Fund projects are included in the Company’s “U.S. Telecom” segment.

Currently, the Company’s Guyana subsidiary, GTT, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation, and on August 5, 2016, the legislation was signed into law, that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  The legislation does not  have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation, including the issuance of competing licenses.  The Company cannot predict the manner in which it will be implemented by the Minister of Telecommunications.

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

In a letter dated September 8, 2006, the National Frequency Management Unit (“NFMU”) agreed that total spectrum fees in Guyana should not increase for the years 2006 and 2007. However, that letter implied that spectrum fees in 2008 and onward may be increased beyond the amount GTT agreed to with the Government. GTT has objected to the NFMU’s proposed action and reiterated its position that an increase in fees prior to development of an acceptable methodology would violate the Government’s prior agreement. In 2011, GTT paid the NFMU $2.6 million representing payments in full for 2008, 2009 and 2010. However, by letter dated November 23, 2011, the NFMU stated that it did not concur with GTT’s inference that the amount was payment in full for the specified years as it was their continued opinion that the final calculation for GSM spectrum fees was not agreed upon and was still an outstanding issue. By further letter dated November 24, 2011, the NFMU further rejected a proposal that was previously submitted jointly by GTT and another communications provider that outlined a recommended methodology for the calculation of these fees. The NFMU stated that it would prepare its own recommendation for consideration by the Minister of Telecommunications, who would decide the matter. GTT has paid undisputed spectrum fees according to the methodology used for its 2011 payments, and has reserved amounts payable according to this methodology. There have been limited further discussions on this subject and GTT has not had the opportunity to review any recommendation made to the Minister.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of March 31, 2017 for these matters.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion and analysis of our financial condition and results of operations that follows are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ significantly from these estimates under different assumptions or conditions. This discussion should be read in conjunction with our condensed consolidated financial statements herein and the accompanying notes thereto, and our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”), and in particular, the information set forth therein under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and the Caribbean. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We continue to actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2016 Annual Report on Form 10-K.

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

•

Wireline.  Our wireline services include local telephone and data services in Bermuda, Guyana, the U.S. Virgin Islands, and in other smaller markets in the Caribbean and the United States.  Our wireline services also include video services in Bermuda and the U.S Virgin Islands.  Through March 8, 2017, we also offered facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State. In addition, we offer wholesale long‑distance voice services to telecommunications carriers.

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate, utility and municipal customers. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate and utility customers. We began to generate revenue from the India project during the three months ended March 31, 2017.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of March 31, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands	GTT+, One, Innovative (now Viya), Logic
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One, GTT+, Innovative (now Viya), Choice (now Viya)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands, British Virgin Islands	One, Innovative (now Viya), Logic, BVI Cable TV
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Acquisitions

International Telecom

During 2016, we completed our acquisitions of a controlling interest in KeyTech Limited as well as all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Innovative (now Viya) group of companies (collectively, the “2016 International Telecom Acquisitions”).

One Communications (formerly KeyTech Limited)

On May 3, 2016, we completed our acquisition of a controlling interest in KeyTech Limited (“KeyTech”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “One” name in Bermuda and the “Logic” name in the Cayman Islands.  Subsequent to the completion of our acquisition of KeyTech, KeyTech changed its legal name to One Communications Ltd. and changed its “CellOne” and “Logic” trade names in Bermuda to One Communications (“One Communications”).   One Communications also owned a minority interest of approximately 43% in the Company’s consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), which provides wireless services in Bermuda. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42.0 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’

existing shareholders and to retire One Communications subordinated debt. On May 3, 2016, we began consolidating the results of One Communications within our financial statements in our International Telecom segment.

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

Viya (formerly Innovative)

On July 1, 2016, we completed our acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and through January 2017, St. Maarten (collectively, “Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”).  In April 2017, CAH’s operations and our existing wireless operations in the U.S. Virgin Islands rebranded their tradenames from “Innovative” and “Choice”, respectively, to “Viya.” We acquired these operations for a contractual purchase price of $145.0 million, reduced by purchase price adjustments of $5.3 million (the “Viya Transaction”).  In connection with the transaction, we financed $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and our wholly-owned subsidiary.  We funded the remaining purchase price with (i) $51.9 million in cash paid to CFC, (ii) $22.5 million in additional cash  paid directly to fund Viya’ s pension in the fourth quarter of 2016, and (iii) $5.3 million recorded as restricted cash to satisfy Viya’ s other postretirement benefit plans.  On July 1, 2016, we began consolidating the results of Viya within our financial statements in our International Telecom segment.

The Viya Transaction was accounted as a business combination in accordance with ASC 805.  The consideration transferred to CFC of $111.9 million, and used for the purchase price allocation, differed from the contractual purchase price of $145.0 million, due to certain GAAP purchase price adjustments including a reduction of $5.3 million related to working capital adjustments and our agreement to subsequently settle assumed pension and other postretirement benefit liabilities of $27.8 million.  We transferred $51.9 million in cash and $60.0 million in loan proceeds to CFC for total consideration of $111.9 million that was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

Renewable Energy

Vibrant Energy

April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy. We also retained several Armstrong employees in the United Kingdom and India who are employed by us to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh, Maharashtra and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.  As of April 7, 2016, we began consolidating the results of Vibrant Energy in our financial statements within our Renewable Energy segment.

The Vibrant Energy Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.  The total purchase consideration of $6.2 million cash was allocated to the assets acquired and liabilities assumed at their estimated fair values as of the date of the acquisition.

U.S. Telecom

In July 2016, we acquired certain telecommunications fixed assets and the associated operations in the western United States.  The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.  We transferred $9.1 million of cash consideration for the acquisition and allocated $10.2 million to acquired fixed assets, $3.5 million to deferred tax liability, and $0.7 million to other net liabilities, resulting in goodwill of $3.1 million. Results of operations for the business are included in the U.S. Telecom segment and are not material to our historical results of operations.

Dispositions

International Telecom

On January 3 2017, we completed the sale of the Viya cable operations located in St. Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

On December 15, 2016, we transferred control of our subsidiary in Aruba to another stockholder in a nonreciprocal transfer.  Subsequent to that date, we no longer consolidated the results of the operations of the Aruba business. We did not recognize a gain or loss on the transaction.

The results of the St. Maarten and Aruba operations are not material to our historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

 U.S. Wireline Business

On August 4, 2016, we entered into a stock purchase agreement to sell our integrated voice and data communications  and wholesale transport businesses in New England and New York(“Sovernet”).   On March 8, 2017, we completed the sale for consideration of $25.9 million.  The consideration includes $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017 (the “Sovernet Transaction”).

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. We have received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds will be used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with our application for the Mobility Funds, we have issued approximately $5.9 million in letters of credit, which are outstanding as of March 31, 2017, to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties.

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of March 31, 2017, we had received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $6.1 million has been recorded to date, $5.9 million is recorded within current liabilities, and the remaining $1.9 million is recorded within long term liabilities in our consolidated balance sheet as of March 31, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Selected Segment Financial Information

The following represents selected segment information for the quarters ended March 31, 2017 and 2016:

For the Three Months Ended March 31, 2017

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$37,162	$19,068	$—	$—	$56,230
Wireline	6,051	57,749	—	—	63,800
Renewable Energy	—	—	4,900	—	4,900
Equipment and Other	579	2,474	132	—	3,185
Total Revenue	43,792	79,291	5,032	—	128,115
Operating income (loss)	16,617	9,966	1,441	(10,231)	17,793

For the Three Months Ended March 31, 2016

	U.S.	International	Renewable	Reconciling
	Telecom	Telecom	Energy	Items (1)	Consolidated
Revenue
Wireless	$39,464	$19,414	$—	$—	$58,878
Wireline	6,046	16,399	—	—	22,445
Renewable Energy	—	—	5,589	—	5,589
Equipment and Other	688	2,086	—	—	2,774
Total Revenue	46,198	37,899	5,589	—	89,686
Operating income (loss)	16,746	7,737	63	(8,653)	15,893

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $2.4 million, or 5.2%, to $43.8 million from $46.2 million for the three months ended March 31, 2017 and 2016, respectively.  Of this decrease, $2.6 million was attributable to our wholesale wireless operations was subject to reduced wholesale roaming rates which more than offset an increase in its base stations and data traffic volumes.  This decrease was partially offset by an increase of $0.3 million in our retail wireless business as a result of increased subscribers.  In our wireline businesses, the $1.0 million increase in our wholesale long-distance voice services was offset by a decrease within our integrated voice and data operations in New England and our wholesale transport operations in New York until the sale of those operations on March 8, 2017.

Operating expenses within our U.S. Telecom segment decreased $1.3 million, or 4.4%, to $28.1 million from $29.4 million for the three months ended March 31, 2017 and 2016, respectively.  This decrease was primarily related to expense reduction implemented over the last several quarters and expense offsets from funds received under the Phase I mobility grants partially offset by expansions and upgrades of our networks.

As a result of the above, our U.S. Telecom segment’s operating income decreased $0.2 million, or 1.2%, to $16.6 million from $16.8 million for the three months ended March 31, 2017 and 2016, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $41.4 million, or 109.2%, to $79.3 million from $37.9 million for the three months ended March 31, 2017 and 2016, respectively.  This increase was related to our One Communications and Viya operations that reported an aggregate of $44.8 million of revenue during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.

Operating expenses within our International Telecom segment increased by $39.1 million, or 129.5%, to $69.3 million from $30.2 million for the three months ended March 31, 2017 and 2016, respectively.  This increase was related to our One Communications and Viya operations that incurred $41.9 million of operating expenses during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.  This increase was partially offset by a $2.8 million decrease in our other International Telecom operations as a result of certain operating efficiencies.

As a result, our International Telecom segment’s operating income increased $2.3 million, or 29.9% to $10.0 million from $7.7 million for the three months ended March 31, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $0.6 million, or 10.7%, to $5.0 million from $5.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits and decreased production due to weather conditions in California partially offset by the commencement of production in India by our Vibrant operations.

   Operating expenses within our Renewable Energy segment decreased $1.9 million, or 34.5%, to $3.6 million from $5.5 million for the three months ended March 31, 2017 and 2016, respectively.  This decrease in expenses was primarily related to acquisition- related expenses incurred as a part of our Vibrant Acquisition.

As a result, our Renewable Energy segment’s operating income increased by $1.3 million to $1.4 million from $0.1 million for the three months ended March 31, 2017 and 2016, respectively.

The following represents a quarter over quarter discussion and analysis of our results of operations for the quarter ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended		Amount of	Percent
	March 31,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
REVENUE:
Wireless	$56,230	$58,878	$(2,648)	(4.5)%
Wireline	63,800	22,445	41,355	184.3
Renewable Energy	4,900	5,589	(689)	(12.3)
Equipment and other	3,185	2,774	411	14.8
Total revenue	128,115	89,686	38,429	42.8
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	30,458	19,717	10,741	54.5
Engineering and operations	19,667	10,510	9,157	87.1
Sales, marketing and customer services	9,021	5,756	3,265	56.7
Equipment expense	2,545	3,229	(684)	(21.2)
General and administrative	24,349	16,372	7,977	48.7
Transaction-related charges	677	3,655	(2,978)	(81.5)
Depreciation and amortization	22,494	14,554	7,940	54.6
Loss on disposition of long-lived assets	1,111	—	1,111	100.0
Total operating expenses	110,322	73,793	36,529	49.5
Income from operations	17,793	15,893	1,900	12.0
OTHER INCOME (EXPENSE):
Interest income	286	348	(62)	(17.8)
Interest expense	(2,316)	(826)	(1,490)	180.4
Loss on deconsolidation of subsidiary	(529)	—	(529)	100.0
Other income, net	(522)	14	(536)	(3,828.6)
Other income (expense), net	(3,081)	(464)	(2,617)	564.0
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,712	15,429	(717)	(4.6)
Income tax expense	3,128	4,631	(1,503)	(32.5)
NET INCOME	11,584	10,798	786	7.3
Net income attributable to non-controlling interests, net of tax:	(4,725)	(4,678)	(47)	1.0
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$6,859	$6,120	$739	12.1%

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

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. We currently have one buildout arrangement of approximately 100 cell sites, which provides the carrier with a right to purchase such sites exercisable beginning no earlier than 2018. At this time, we believe the holder is likely to exercise the option and cash proceeds from the exercise to be minimal.

Retail revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice or data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Wireless revenue decreased by $2.7 million, or 4.6%, to $56.2 million for the three months ended March 31, 2017 from $58.9 million for the three months ended March 31, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $2.3 million, or 5.8%, to $37.2 million from $39.5 million, for the three months ended March 31, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $2.6 million or 7.4%, to $32.7 million from $35.3 million for the three months ended March 31, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,019 from 885 as of March 31, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported an increase in wireless revenues of $0.3 million, or 7.1%, to $4.5 million from $4.2 million for the three months ended March 31, 2017 and 2016, respectively, as a result of subscriber growth.

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $0.3 million, or 1.5%, to $19.1 million from $19.4 million, for the three months ended March 31, 2017 and 2016, respectively. This decrease was primarily the result of a decline in roaming revenues within our international markets. Our International Telecom segment’s retail subscribers increased to approximately 303,000 as of March 31, 2017 from approximately 281,000 as of March 31, 2016.   This increase in subscribers was driven by our Viya Acquisition.

We expect wholesale wireless revenues within our U.S. Telecom segment to decline and margins to contract as a result of the necessary steps we have taken to significantly reduce rates in exchange for longer‑term contracts with carriers.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we expect that our reduced rates will more than offset any revenue increase resulting from increased data volumes. We believe that this new model has much lower risk in that the extended term and reduced pricing create a potential for a long‑lived shared infrastructure solution with carriers.

We expect retail revenues within our U.S. Telecom segment to remain relatively consistent in future periods.

We expect wireless revenues within our International Telecom segment to increase as we invest in upgrading our networks and service offerings.  Growth in revenue from anticipated subscriber growth in certain markets may be somewhat offset by a decline in roaming revenues due to lower negotiated roaming rates received from our carrier customers.  Roaming revenues in these markets are also subject to seasonality and can fluctuate between quarters.

Wireline revenue.    Wireline revenue is generated by our U.S. Telecom and International Telecom segments.  In our U.S. Telecom segment, revenue was generated by our integrated voice and data operations in New England and our wholesale transport operations in New York until the sale of those operations on March 8, 2017.  Within our U.S. Telecom segment, wireline revenue also includes, and will continue to include, our wholesale long-distance voice services to telecommunications carriers.  Wireline revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance.   Within our International Telecom segment, revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, and video service revenues.

Wireline revenue increased by $41.4 million, or 184.8%, to $63.8 million from $22.4 million for the three months ended March 31, 2017 and 2016, respectively.    The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue increased within our U.S. Telecom segment by $0.1 million, or 1.7%, to $6.1 million from $6.0 million, for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of an increase in traffic volumes within our wholesale long-distance voice operations partially offset by the effects of our sale of our integrated voice and data operations in New England and our wholesale transport operations in New York on March 8, 2017.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $41.3 million, or 251.8%, to $57.7 million from $16.4 million, for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that generated an aggregate of $43.3 million of wireline revenue during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.  This increase was partially offset by $2.0 million decrease in our other international markets.

On August 4, 2016, we entered into a stock purchase agreement to sell our integrated voice and data communications and wholesale transport businesses in New England and New York(“Sovernet”).  On March 8, 2017, we completed the sale for consideration of $25.9 million.  The consideration includes $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestone are achieved by December 31, 2017 (the “Sovernet Transaction”). With completion of the sale, we expect that wireline revenue within our U.S. Telecom segment will be immaterial to the total segment.

 Within our International Telecom segment, we anticipate that wireline revenue will increase in 2017 as compared to 2016 as a result of our One Communications and Viya Acquisitions. We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease, principally as a result of the loss of market share, should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Renewable energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits and performance-based incentives (“SRECs”), which have a contract term of up to ten years.

Renewable energy revenue decreased $0.6 million, or 10.7%, to $5.0 million from $5.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits and decreased production due to weather conditions in California partially offset by the commencement of production in India by our Vibrant operations.

Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows, which will continue over their average remaining life.  For these reasons, we expect that Renewable Energy revenue within the United States will remain fairly consistent in the near term but could decline when the solar renewable energy credits begin to expire.

With the closing of our Vibrant Energy Acquisition, we are currently developing projects in India to provide distributed generation solar power to corporate and utility customers and began generating revenue during the first quarter of 2017, with a target of development of at least 250 MWp in solar energy projects through the end of 2018 provided we can secure necessary financing, amongst other things. When fully developed, we expect that margins from this portfolio of projects will be in line with our current domestic solar operations.

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

Equipment and other revenue increased by $0.4 million, or 14.3%, to $3.2 million from $2.8 million for the three months ended March 31, 2017 and 2016, respectively.   The net increases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue decreased within our U.S. Telecom segment by $0.1 million, or 14.3%, to $0.6 million from $0.7 million, for the three months ended March 31, 2017 and 2016, respectively, as a result of a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue increased by $0.4 million, or 19.0%, to $2.5 million from $2.1 million, for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that generated an aggregate of $1.1 million of equipment and other revenue during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.  This increase was partially offset by a decrease in our other international markets as a result of a reduction in handset sales.

•	Renewable Energy. Our Renewable Energy segment reported $0.1 million during the three months ended March 31, 2017 as a result of consulting fees recognized by our Vibrant Energy operations.

We believe that equipment and other revenue could continue to increase, albeit at a slower pace, as a result of gross subscriber additions and continued growth in smartphone penetration driven by customer incentives such as device subsidies.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $10.8 million, or 54.8%, to $30.5 million from $19.7 million for the three months ended March 31, 2017 and 2016, respectively.   Increases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $1.2 million, or 9.5%, to $11.4 million from $12.6 million, for the three months ended March 31, 2017 and 2016, respectively.  Within our wholesale wireless operations, the decrease was primarily a result of an expense reduction implemented over the last several quarters and expense offsets from funds received under the Phase I mobility grants.  Additionally, there was a decrease  of $0.8 million within our other wireline operations as a result of the effects of our sale of our integrated voice and data operations in New England and our wholesale transport operations in New York on March 8, 2017.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $11.9 million, or 175.0%, to $18.7 million from $6.8 million, for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that incurred an aggregate of $12.6 million of termination and access fees during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.  This increase was partially offset by some of our other markets which experienced operating efficiencies and reported a reduction in termination and access fees of $0.7 million.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment remained consistent at $0.3 million for the three months ended March 31, 2017 and 2016.

We expect that termination and access fee expenses will remain fairly consistent as a percentage of revenues in future periods.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $9.2 million, or 87.6%, to $19.7 million from $10.5 million for the three months ended March 31, 2017 and 2016, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $1.0 million, or 21.2%, to $3.7 million from $4.7 million, for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of operating efficiencies within our wireless businesses and the effects of our sale of our integrated voice and data operations in New England and our wholesale transport operations in New York on March 8, 2017.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $10.0 million, or 178.6%, to $15.6 million from $5.6 million, for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that incurred an aggregate of $11.5 million of engineering and operations expenses during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.  This increase was partially offset by some of our other markets which experienced operating efficiencies and reported a reduction in engineering and operations.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment increased to $0.1 million as a result of expenses incurred for the development of our Vibrant Energy operations.

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

Sales and marketing expenses increased by $3.2 million, or 55.2%, to $9.0 million from $5.8 million for the three months ended March 31, 2017 and 2016, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.2 million, or 14.3%, to $1.2 million from $1.4 million, for the three months ended March 31, 2017 and 2016, respectively, primarily as a result of the effects of our sale of our integrated voice and data operations in New England and our wholesale transport operations in New York on March 8, 2017.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $3.4 million, or 77.3%, to $7.8 million from $4.4 million, for the three months ended March 31, 2017 and 2016, respectively. This increase was primarily attributable to our One Communications and Viya operations which incurred an aggregate $3.5 million of sales and marketing expenses during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.

We expect that sales, marketing and customer service expenses remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $0.7 million, or 21.9%, to $2.5 million from $3.2 million for the three months ended March 31, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $0.6 million, or 42.9%, to $0.8 million from $1.4 million, for the three months ended March 31, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom. Equipment expenses decreased within our International Telecom segment by $0.1 million, or 5.3%, to $1.8 million from $1.9 million, for the three months ended March 31, 2017 and 2016, respectively.  The net decrease of $0.1 million was a result of an overall decrease in handset sales in our various markets.

We believe that equipment expenses could increase as a result of increased equipment sales generated by customer-incentive device subsidies for smartphones and modems.

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

General and administrative expenses increased by $7.9 million, or 48.2%, to $24.3 million from $16.4 million for the three months ended March 31, 2017 and 2016, respectively.  Increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $0.4 million, or 10.3%, to $3.5 million from $3.9 million, for the three months ended March 31, 2017 and 2016, respectively as a result of the effects of our sale of our integrated voice and data operations in New England and our wholesale transport operations in New York on March 8, 2017 partially offset by an increase in our wireless businesses to support its expanding wireless networks.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $7.3 million, or 143.1%, to $12.4 million from $5.1 million, for the three months ended March 31, 2017 and 2016, respectively, as a result of the One Communications and Viya operations which incurred an aggregate of $7.4 million of general and administrative expenses during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.7 million, or 70.0%, to $1.7 million from $1.0 million for the three months ended March 31, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.3 million, or 4.7%, to $6.7 million from $6.4 million, for the three months ended March 31, 2017 and 2016, respectively, in order to support our expanding operations.

We expect that general and administrative expenses will remain fairly consistent as a percentage of revenues in future periods.  However, we also expect to incur additional general and administrative expenses necessary to continue the development of our Vibrant Energy projects that will disproportionately affect our Renewable Energy results.

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

We incurred $0.7 million and $3.7 million of transaction‑related charges during the three months ended March 31, 2017 and 2016, respectively. Substantially all of the 2017 expenses were related to our March 8, 2017 sale of our integrated voice and data operations in New England and our wholesale transport operations in New York. For the three months ended March 31, 2016, substantially all of the expenses were related to our Viya, One Communications and Vibrant Acquisitions.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $7.9 million, or 54.1%, to $22.5 million from $14.6 million for the three months ended March 31, 2017 and 2016, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $0.9 million, or 15.8%, to $6.6 million from $5.7 million, for the three months ended March 31, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades partially offset by the effects of our March 8, 2017 sale of our integrated voice and data operations in New England and our wholesale transport operations in New York.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $6.8 million, or 107.9%, to $13.1 million from $6.3 million, for the three months ended March 31, 2017 and 2016, respectively, as a result of the One Communications and Viya operations which incurred an aggregate of $6.7 million of depreciation and amortization expenses during the three months ended March 31, 2017 with no corresponding amount during the three months ended March 31, 2016.
•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.3 million, or 25.0%, to $1.5 million from $1.2 million as a result of capital expenditures during 2016 primarily related to the construction of our Vibrant Energy operations.

•	Corporate Overhead. Depreciation and amortization expenses remained consistent at $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

 Loss on disposition of long-lived assets.   We recorded a loss of $1.2 million in connection with our March 8, 2017 sale of our integrated voice and data operations in New England and our wholesale transport operations in New York.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income remained consistent at $0.3 million for the three months ended March 31, 2017 and 2016.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were offset by a decrease in those assets as compared to the previous year.

Interest expense.  We incur interest expense on the financed portion of the Viya Acquisition purchase price, the term loans assumed in the One Communications Acquisition, the Ahana Debt that was partially refinanced on December 19, 2016, commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.

Interest expense increased by $1.5 million to $2.3 million from $0.8 million for the three months ended March 31, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition, the debt assumed with the One Communications Acquisition and the increased loan balance on the refinanced Ahana Debt.

Loss on deconsolidation of subsidiary.  During the three months ended March 31, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the sale of our integrated voice and data operations in New England and our wholesale transport operations in New York.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was an expense of $0.9 million for the three months ended March 31, 2017.  The majority of other income (expense), net for the three months ended March 31, 2017 is the result of a $0.6 million loss on foreign currency transactions.  These expenses were partially offset by a $0.3 million gain on the sale of certain marketable securities.

Income taxes.  Our effective tax rate for the three months ended March 31, 2017 and 2016 was 21.3% and 30.0%, respectively.  The effective tax rate for the three months ended March 31, 2017 was primarily impacted by the following items (i) an approximate 7.2% benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which it operates.  The effective tax rate for the three months ended March 31, 2016 was primarily impacted by the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $4.7 million of income generated by our less than wholly-owned subsidiaries for the three months ended March 31, 2017 and 2016, respectively.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests increased by $0.8 million, or 50%, to $2.4 million from $1.6 million for the three months ended March 31, 2017 and 2016, respectively, as a result of increased profitability at certain less than wholly owned subsidiaries of our wireless operations.

•

International Telecom. Net income attributable to non-controlling interests decreased by $0.4 million, or 16.7% to $2.0 million from $2.4 million, primarily as a result of an increase in our ownership in our Bermuda operations as a result of our One Communications Acquisition and a decrease in the consolidated profitability of those operations in 2016 as compared to 2015.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.4 million, or 57.1%, to $0.3 million from $0.7 million, as a result of increased profitability within our domestic solar operations.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders increased $0.8 million, or 13.1%, to $6.9 million from $6.1 million for the three months ended March 31, 2017 and 2016, respectively.

On a per share basis, net income increased to $0.42 per diluted share from $0.38 per diluted share for the three months ended March 31, 2017 and 2016, respectively.

Regulatory and Tax Issues

We are involved in a number of regulatory and tax proceedings. A material and adverse outcome in one or more of these proceedings could have a material adverse impact on our financial condition and future operations.  For discussion of ongoing proceedings, see Note 11 to the Unaudited Condensed Consolidated Financial Statements in this Report.

Liquidity and Capital Resources

Historically, we have met our operational liquidity needs through a combination of cash on hand and internally generated funds and have funded capital expenditures and acquisitions with a combination of internally generated funds, cash on hand, proceeds from dispositions, borrowings under our credit facilities and seller financing. We believe our current cash, cash equivalents, short term investments and availability under our current credit facility will be sufficient to meet our cash needs for at least the next twelve months for working capital needs and capital expenditures.

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

As of March 31, 2017, we had approximately $291.1 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $108.5 million was held by our foreign subsidiaries and is permanently invested outside the United States.   In addition, we had approximately $152.4 million of debt, net of unamortized deferred financing costs, as of March 31, 2017. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital Expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewal energy operations.

During 2016, we paid $10.9 million to participate in FCC Auction 1002 for 600 MHz spectrum licenses.  The auction was completed on March 30, 2017.  On April 6, 2017, we were notified that we were the high bidder for certain licenses and will pay the remaining balance of $36.8 million during the three months ended June 30, 2017.   As of March 31, 2017, the $10.9 million deposit is included within Other Assets on our balance sheet and will be reclassified to Telecommunications Licenses, net upon the completion of the transaction.

For the three months ended March 31, 2017 and 2016, we spent approximately $45.7 million and $16.4 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Reconciling
Three months ended March 31,	Telecom	Telecom	Energy	Items (1)	Consolidated
2017	$6,044	$16,666	$21,788	$1,204	$45,702
2016	7,561	7,774	—	1,110	16,445

(1)  Reconciling items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. We currently anticipate that capital expenditures for our telecom segments, for the year ending December 31, 2017 will be between $95 million and $115 million and capital expenditures for our Renewable Energy segment will be between $40 million and $60 million for the year ending December 31, 2017 depending upon available financing and its terms.

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

Dividends.    We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended March 31, 2017, our Board declared dividends to our stockholders, which includes a $0.34 per share dividend declared on March 13, 2017 and paid on April 7, 2017, of $5.5 million. We have declared quarterly dividends for the last 74 fiscal quarters.

Stock repurchase plan.     In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of March 31, 2017, we have $49.9 million available to be repurchased under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.     As of March 31, 2017, we had approximately $291.1 million in cash, cash equivalents, restricted cash and short term investments a decrease of $8.2 million from the December 31, 2016 balance of $299.3 million. The decrease is primarily attributable to cash used for capital expenditures and financing activities of $45.7 million and $15.6 million, respectively, partially offset by cash provided by operations and the proceeds from our divestures of certain businesses of $32.1 million and $22.6 million, respectively.

Cash provided by operations.  Cash provided by operating activities was $32.1 million for the three months ended March 31, 2017 as compared to $28.3 million for the three months ended March 31, 2016.  The increase of $3.8 million was primarily related to an increase in cash provided by operations within our U.S. Telecom segment as a result of a decrease in expenses, an increase in cash provided by operations within our International Telecom segment as a result of our One Communications and Viya Acquisitions, an increase in cash provided by operations within our Renewable Energy segment primarily as a result of a decrease in transactions related expenses incurred in connection with our Vibrant Acquisition and a decrease in cash provided by operations within our corporate overhead as a result of our loss on the sale of our U.S. Telecom operations and to support our recent acquisitions.

Cash used in investing activities.  Cash used in investing activities was $20.9 million and $17.8 million for the three months ended March 31, 2017 and 2016, respectively.  The increase in cash used for investing activities of $3.1 million was primarily related to a $29.3 million increase in capital expenditures partially offset by $22.6 million of aggregate proceeds from the sales of our U.S. Wireline business in New York and Vermont and the sale of our  International Telecom operations in St. Maarten.   The remaining increase in cash used in investing activities relates to the change in the balances of our marketable securities and restricted cash.

Cash used in financing activities.  Cash used in financing activities was $15.6 million and $11.5 million for the three months ended March 31, 2017 and 2016, respectively.  The $4.1 million increase was primarily the result of an increase in our repayments of long term debt due to increased outstanding debt balances incurred in connection with our recent acquisitions and refinancings that were completed during 2016 and the repurchase of non-controlling interests made in connection with the sale of our U.S. Wireline business in New York and Vermont.

Credit facility.    We have a credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225.0 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10.0 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25.0 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the Phase I Mobility Fund and (iii) up to $10.0 million under a swingline sub-facility.

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

On January 11, 2016, we amended the Credit Facility to provide for lender consent to, among other actions, (i) the contribution by us of all of our equity interests in ATN Bermuda Holdings, Ltd. to ATN Overseas Holdings, Ltd. in connection with the One Communications Acquisition, a one-time, non-pro rata cash distribution by One Communications of $12.7 million to certain of One Communications’ shareholders; and (ii) the incurrence by certain of our subsidiaries of the secured debt in an aggregate principal amount not to exceed $60.0 million in connection with our option to finance a portion of the ViyaTransaction. The Amendment increases the amount we are permitted to invest in our “unrestricted” subsidiaries which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to stockholders).    The Amendment also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

As of March 31, 2017, we had no borrowings under the Credit Facility and approximately $5.9 million of outstanding letters of credit.

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

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, LLC, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually beginning on March 31, 2017, until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations, LLC holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes were used to repay the Original Ahana Debt in full except for the PSE&G Loan which remained outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that impose 1) a  maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually basis for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of March 31, 2017, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

As of March 31, 2017, $2.1 million of the Original Ahana Debt and $64.6 million of the Series A Notes and Series B Notes remained outstanding.

One Communications Debt

In connection with the One Communications Transaction on May 3, 2016, we assumed $35.4 million in debt (the “One Communications Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The One Communications Debt matures in 2021, bears interest of the three-month LIBOR plus a margin of 3.25%, and repayment is made quarterly until maturity.  The One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow. The debt is also subject to certain financial covenants that are tested at the end of each fiscal year: 1) a minimum ratio of free cash flow to debt service requirement; 2) maximum ratio of net debt to EBITDA; and 3) a minimum ratio of consolidated EBIT to net interest costs. The debt is secured by the property and assets of certain One Communications subsidiaries.  As of March 31, 2017, we were in compliance with all of the financial covenants.

As of March 31, 2017, $28.9 million of the One Communications Debt remained outstanding.

Viya Debt (formerly Innovative Debt)

The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow.  The covenant is tested on an annual basis commencing fiscal 2017.  Interest is paid quarterly and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstance.  The debt is secured by certain assets of our Viya subsidiaries.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

 As of March 31, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of March 31, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On June 6, 2014, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offering of our securities.  We currently expect to renew our “universal” shelf registration in May 2017 prior to its expiration in June 2017.

Completed Acquisitions.  As discussed above, we funded our 2016 Acquisitions with $153.4 million of cash, net of cash acquired.  In addition, we financed $60.0 million of the Viya Acquisition purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the three months ended March 31, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $0.6 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. On July 9, 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard is now effective for annual reporting periods beginning after December 15, 2017. The FASB will permit companies to adopt the new standard early, but not before the original effective date of annual reporting periods beginning after December 15, 2016.  In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net).” In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing.” In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical  Expedients.” In December 2016, the FASB issued Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”    These updates provide additional adoption guidance and clarification to ASU 2014-09.  The amendments must be adopted concurrently. We are currently evaluating the overall impact and the method of adoption of ASU 2014-09, including the latest developments from the Transition Resources Group. Areas most likely impacted may include, but not be limited to, the following: the timing of revenue recognition and the allocation of revenue between equipment and services, In addition, the new standard may require certain amounts be recorded in accounts receivable and deferred revenues on the balance sheet and enhanced disclosures around performance obligations. Our final determination of the adoption methodology will depend on a number of factors, such as the significance of the impact of the new standard on the financial results, data and information available at recently acquired businesses, system readiness and the ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements and new disclosure requirements. We do not currently know or cannot reasonably estimate quantitative information related to the impact of the new standard on our Consolidated Financial Statements.  We will adopt the standard on January 1, 2018.  Preliminarily, our plan is to use the modified retrospective adoption method which requires us to apply the standard only to the most current period presented with the cumulative effect of applying the standard being recognized at the adoption date.

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

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes software and how to account for that software license.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The adoption of ASU 2015-05 by us on January 1, 2017 did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted ASU 2016-09 on January 1, 2017. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid-in capital pools. This had no impact on our historical results.  Also as a result of the adoption, we changed our policy election to account for forfeitures as they occur rather than on an estimated basis. The change resulted in our reclassifying $0.3 million from additional paid-in capital to retained earnings for the net cumulative-effect adjustment in stock compensation expense related to prior periods.

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

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates for all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. We are currently evaluating the potential impact that this standard may have on our results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement, We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of  Accumulated Other Comprehensive Income  on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the three months ended March 31, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $0.6 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar.

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

Interest Rate Sensitivity.    As of March 31, 2017, we had $28.9  million of variable rate debt outstanding, which we assumed as a part of the One Communications Acquisition and is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March, 31 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under Part I, Item 1A “Risk Factors” of our 2016 Annual Report on Form 10-K. The risks described herein and in our 2016 Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of March 31, 2017, we have $49.9 million  available to be repurchased under the 2016 Repurchase Plan.

The following table reflects the repurchases by the Company of its common stock during the quarter ended March 31, 2017:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
January 1, 2017 — January 31, 2017	1,793	(1)	$80.23	(1)	—	$49,902,511
February 1, 2017— February 28, 2017	—		$—		—	$49,902,511
March 1, 2017— March 31, 2017	28,916	(2)	$71.64	(2)	—	$49,902,511

(1)

 Represents shares purchased on January 27, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)

 Includes shares purchased on March 9, 2017, March 17, 2017, March 20, 2017, March 24, 2017, and March 27, 2017  from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

Item 6. Exhibits :

3.1*

Amended and Restated By-Laws, effective as of February 27, 2017 (incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K (File No. 001-12593) for the year ended December 31, 2016 filed on March 1, 2017).

Second Amendment and Confirmation Agreement, dated April 14, 2017, by and among ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein.

10.1*

Second Amendment and Confirmation Agreement, dated April 14, 2017, by and among ATN International, Inc., as Borrower, CoBank, ACB, as Administrative Agent, and the Guarantors and other Lenders named therein.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATN International, Inc.

Date: May 9, 2017	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: May 9, 2017	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer