Form 10-Q
period 2017-06-30
ATN International, Inc.
filed 2017-08-08
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the registrant had outstanding 16,205,428 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended June 30, 2017

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the competitive environment in our key markets, demand for our services and industry trends; the outcome of regulatory matters; changes to governmental regulations and laws affecting our business; our continued access to the credit and capital markets; the pace of our network expansion and improvement, including our level of estimated future capital expenditures and our realization of the benefits of these investments; our recent acquisitions; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1) our ability to operate our newly acquired businesses in Bermuda and the U.S. Virgin Islands and both integrate these operations into our existing operations and execute planned network expansions and upgrades; (2) the general performance of our operations, including operating margins, revenues, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (3) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (4) economic, political and other risks facing our operations; (5) our ability to maintain favorable roaming arrangements; (6) our ability to efficiently and cost-effectively upgrade our networks and information technology (“IT”) platforms to address rapid and significant technological changes in the telecommunications industry; (7) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (8) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (9) increased competition; (10) our ability to operate and expand our renewable energy business; (11) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (12) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (13) the occurrence of weather events and natural catastrophes; (14) our continued access to capital and credit markets;  (15) the risk of currency fluctuation for those markets in which we operate; and (16) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A "Risk Factors" herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$231,640	$269,721
Restricted cash	714	524
Short-term investments	7,755	9,237
Accounts receivable, net of allowances of $14.5 million and $13.1 million, respectively	47,635	45,419
Materials and supplies	15,346	14,365
Prepayments and other current assets	41,245	28,103
Total current assets	344,335	367,369
Fixed Assets:
Property, plant and equipment	1,154,421	1,138,362
Less accumulated depreciation	(504,687)	(490,650)
Net fixed assets	649,734	647,712
Telecommunication licenses, net	95,952	48,291
Goodwill	62,873	62,873
Customer relationships, net	13,120	15,029
Restricted cash	16,157	18,113
Other assets	19,305	38,831
Total assets	$1,201,476	$1,198,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$9,850	$12,440
Accounts payable and accrued liabilities	110,518	92,708
Dividends payable	5,510	5,487
Accrued taxes	8,326	13,531
Advance payments and deposits	17,620	25,529
Other current liabilities	67	410
Total current liabilities	151,891	150,105
Deferred income taxes	48,526	46,622
Other liabilities	30,777	47,939
Long-term debt, excluding current portion	149,832	144,383
Total liabilities	381,026	389,049
Commitments and contingencies (Note 11)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,073,725 and 16,971,634 shares issued, respectively, and 16,205,428 and 16,138,983 shares outstanding respectively	169	169
Treasury stock, at cost; 868,297 and 832,651shares, respectively	(25,441)	(23,127)
Additional paid-in capital	163,995	160,176
Retained earnings	539,659	538,109
Accumulated other comprehensive income	3,327	1,728
Total ATN International, Inc. stockholders’ equity	681,709	677,055
Non-controlling interests	138,741	132,114
Total equity	820,450	809,169
Total liabilities and equity	$1,201,476	$1,198,218

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUE:
Wireless	$54,460	$57,088	$110,690	$115,965
Wireline	61,459	33,976	125,259	56,421
Renewable energy	4,891	5,562	9,791	11,151
Equipment and other	2,435	3,365	5,620	6,139
Total revenue	123,245	99,991	251,360	189,676
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,915	23,797	58,372	43,514
Engineering and operations	19,362	10,739	39,029	21,249
Sales, marketing and customer service	8,715	7,681	17,737	13,437
Equipment expense	3,008	4,133	5,553	7,362
General and administrative	26,000	19,298	50,349	35,670
Transaction-related charges	148	10,410	826	14,065
Restructuring charges	—	1,785	—	1,785
Depreciation and amortization	22,254	16,493	44,747	31,047
Impairment of long-lived assets	—	11,076	—	11,076
Bargain purchase gain	—	(7,304)	—	(7,304)
(Gain) loss on disposition of long-lived assets	—	(29)	1,111	(29)
Total operating expenses	107,402	98,079	217,724	171,872
Income from operations	15,843	1,912	33,636	17,804
OTHER INCOME (EXPENSE)
Interest income	347	345	633	692
Interest expense	(2,153)	(1,061)	(4,469)	(1,886)
Loss on deconsolidation of subsidiary	—	—	(529)	—
Other expense	(532)	(137)	(1,053)	(123)
Other expense, net	(2,338)	(853)	(5,418)	(1,317)
INCOME BEFORE INCOME TAXES	13,505	1,059	28,218	16,487
Income taxes	2,596	2,945	5,724	7,576
NET INCOME (LOSS)	10,909	(1,886)	22,494	8,911
Net income attributable to non-controlling interests, net of tax expense of $0.1 million, $0.5 million, $0.4 million, and $0.4 million, respectively.	(5,026)	(1,200)	(9,751)	(5,877)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$5,883	$(3,086)	$12,743	$3,034
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$0.36	$(0.19)	$0.79	$0.19
Diluted	$0.36	$(0.19)	0.78	0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,195	16,145	16,176	16,118
Diluted	16,274	16,145	16,263	16,221
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.34	$0.32	$0.68	$0.64

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$10,909	$(1,886)	$22,494	$8,911
Other comprehensive income:
Foreign currency translation adjustment	302	(40)	2,232	(36)
Reclassifications of gains on sale of marketable securities to net income	(755)	—	(1,044)	—
Unrealized loss on marketable securities	(90)	—	(130)	—
Projected pension benefit obligation	—	—	513	—
Other comprehensive income (loss), net of tax	(543)	(40)	1,571	(36)
Comprehensive income	10,366	(1,926)	24,065	8,875
Less: Comprehensive income attributable to non-controlling interests	(5,026)	(1,200)	(9,751)	(5,877)
Comprehensive income (loss) attributable to ATN International, Inc.	$5,340	$(3,126)	$14,314	$2,998

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$22,494	$8,911
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	44,747	31,047
Provision for doubtful accounts	1,906	100
Amortization and write off of debt discount and debt issuance costs	279	236
Stock-based compensation	3,786	3,633
Deferred income taxes	2,379	(8,775)
Loss in equity method investments	2,033	—
Bargain purchase gain	—	(7,304)
Loss (gain) on disposition of long-lived assets	1,111	(29)
Gain on sale of investments	(1,055)	—
Impairment of long-lived assets	—	11,076
Loss on deconsolidation of subsidiary	529	—
Other non-cash activity	509	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(6,062)	(2,902)
Materials and supplies, prepayments, and other current assets	(6,586)	(4,505)
Prepaid income taxes	995	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	(3,331)	(4,713)
Accrued taxes	(7,876)	15,294
Other assets	2,887	(1,854)
Other liabilities	6,722	10,505
Net cash provided by operating activities	65,467	50,720
Cash flows from investing activities:
Capital expenditures	(78,549)	(42,727)
Purchase of securities	—	(2,000)
Divestiture of businesses, net of transferred cash of $2.1 million	22,597	—
Acquisition of businesses, net of acquired cash of $0 and $8.3 million	(1,178)	(29,719)
Purchases of spectrum licenses and other intangible assets, including deposits	(36,832)	(10,860)
Acquisition of non-controlling interest in subsidiary	—	(7,045)
Proceeds from sale of investments	2,761	—
Change in restricted cash	1,756	1,134
Net cash used in investing activities	(89,445)	(91,217)
Cash flows from financing activities:
Dividends paid on common stock	(10,992)	(10,311)
Proceeds from new borrowings	8,571	—
Distribution to non-controlling interests	(3,373)	(4,302)
Payment of debt issuance costs	(326)	—
Proceeds from stock option exercises	274	164
Principal repayments of term loan	(5,447)	(4,759)
Purchase of common stock	(2,186)	(1,986)
Repurchases of non-controlling interests	(953)	—
Investments made by minority shareholders in consolidated affiliates	122	21,904
Net cash (used in) provided by financing activities	(14,310)	710
Effect of foreign currency exchange rates on cash and cash equivalents	207	—
Net change in cash and cash equivalents	(38,081)	(39,787)
Cash and cash equivalents, beginning of period	269,721	392,045
Cash and cash equivalents, end of period	$231,640	$352,258
Supplemental cash flow information:
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$13,107	$12,333

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.ORGANIZATION AND BUSINESS OPERATIONS

The Company is a holding company that, through its operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and in the Caribbean. The Company was incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, the Company has engaged in strategic acquisitions and investments to grow its operations. The Company actively evaluates additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet its return-on-investment and other acquisition criteria.

The Company offers the following principal services:

•

Wireless.  In the United States, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail customers in Bermuda, Guyana, the U.S. Virgin Islands, and the United States.

•

Wireline.  The Company’s wireline services include local telephone and data services in Bermuda, the Cayman Islands, Guyana, the U.S. Virgin Islands, and the United States.  The Company’s wireline services also include video services in Bermuda, the Cayman Islands, and the U.S Virgin Islands.  In addition, the Company offers wholesale long‑distance voice services to telecommunications carriers. Through March 8, 2017, the Company also offered facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate, utility and municipal customers. Beginning in April 2016, the Company began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of June 30, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One (formerly Logic), GTT+, Viya (formerly Innovative)
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One (formerly CellOne), GTT+, Viya (formerly Innovative and Choice)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands, British Virgin Islands	One (formerly Bermuda CableVision), Viya (formerly Innovative), Logic, BVI Cable TV
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

The consolidated financial statements include the accounts of the Company, its majority-owned subsidiaries and certain entities, which are consolidated in accordance with the provisions of the Financial Accounting Standards Board’s (“FASB”) authoritative guidance on the consolidation of variable interest entities, since it is determined that the Company is the primary beneficiary of these entities.

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended June 30, 2016 the aggregate impact of the changes included a decrease to termination and access fees of $1.4 million, an increase to engineering and operations expenses of $1.8 million, an increase to sales and marketing expenses of $0.6 million, an increase in equipment expense of $0.1 million, and a decrease to general and administrative expenses of $1.1 million. For the six months ended June 30, 2016 the aggregate impact of the changes included a decrease to termination and access fees of $2.6 million, an increase to engineering and operations expenses of $2.5 million, an increase to sales and marketing expenses of $1.2 million, an increase in equipment expense of $0.1 million, and a decrease to general and administrative expenses of $1.2 million.

The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 19.2% and 278.2%, respectively.  The Company’s effective tax rates for the six months ended June 30, 2017 and 2016 were 20.3% and 46.0%, respectively.  The effective tax rate for the three months ended June 30, 2017 was primarily impacted by the following items: (i) a  benefit for the net capital loss due to the stock sales of the Company’s businesses in New England, New York and St. Maarten, and (ii) an increase in the mix of income generated among lower tax jurisdictions in which the Company operates.  The effective tax rate for the three months ended June 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our recent acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to the Company’s businesses in New England and New York, (iii) the cumulative rate impact resulting from a change to the annual forecasted rate, applied against a lower pretax book income in the period, and  (iv) the mix of income generated among the jurisdictions in which the Company operates.  The effective tax rate for the six months ended June 30, 2017 was primarily impacted by the following items: (i) a benefit for the net capital loss due to the stock sales of the Company’s businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among the jurisdictions in which the Company operates.  The effective tax rate for the six months ended June 30, 2016 was primarily impacted by the following items: (i) certain transactional charges incurred in connection with acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to the Company’s U.S. Wireline business, and (iii) the mix of income generated among the jurisdictions in which the Company operates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The FASB has since modified the standard with several ASU’s which must be adopted concurrently. The Company is currently evaluating the overall impact and the method of adoption of ASU 2014-09, including the latest developments from the Transition Resources Group. Areas most likely impacted may include, but not be limited to, the following:

•

The timing of revenue recognition and the allocation of revenue between equipment and services.  The Company expects a larger impact to its wireline and wireless contracts with a duration of greater than twelve months.  However, the Company earns a substantial amount of its wireline and wireless revenue from month-to-month contracts and the standard will have less of an impact on the timing of this revenue.

•	The new standard will require certain amounts be recorded in accounts receivable and deferred revenues on the balance sheet and enhanced disclosures around performance obligations.

•

Overall, with the exception of the impacts mentioned above, we do not expect the standard will result in a substantive change to the method or allocation of revenues between services and equipment or the timing of revenue recognition.

The Company is in the process of determining quantitative information related to the impact of the new standard and our initial assessment may change due to changes in contractual terms or new service and product offerings.  The Company will adopt the standard on January 1, 2018.  The Company currently expects to use the modified retrospective adoption method which requires it to apply the standard only to the most current period presented with the cumulative effect of applying the standard being recognized at the adoption date.

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

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, which provides guidance about whether a cloud computing arrangement includes software and how to account for the license for software.  The new guidance does not change the accounting for a customer’s accounting for service contracts.  The adoption of ASU 2015-05 by the Company on January 1, 2017 did not have a material impact on the Company’s financial position, result of operations or cash flows.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of the following: (i) debt prepayment or debt extinguishment costs; (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; (iii) contingent consideration payments made after a business combination; (iv) proceeds from the settlement of insurance claims; (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (vi) distributions received from equity method investees; (vii) beneficial interests in securitization transactions; and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is to be applied using a retrospective transition method for each period presented. The Company is currently evaluating the impact of the new standard on its Consolidated Financial Statements.

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. The Company is evaluating the potential impact that this standard may have on its results of operations.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. The amendments in ASU 2016-18 are intended to reduce diversity in practice related to the classification and presentation of changes in restricted or restricted cash equivalents on the statement of cash flows. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” or ASU 2017-01. The amendments in ASU 2017-01 provide a screen to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. Under ASU 2017-01, an entity first determines whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business and the entity then evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. ASU 2017-01 also narrows the definition of outputs by more closely aligning it with how outputs are described in ASC 606. ASU 2017-01 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company prospectively adopted ASU 2017-01 in the fourth quarter of 2016.  The standard will result in its accounting for more transactions as asset acquisitions as opposed to business combination.

In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the potential impact that this standard may have on its Consolidated Financial Statements.

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

4. ACQUISITIONS AND DISPOSITIONS

International Telecom

One Communications (formerly KeyTech Limited)

On May 3, 2016, the Company completed its acquisition of a controlling interest in One Communications Ltd. (formerly known as KeyTech Limited, “One Communications”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and video services and other telecommunications services to residential and enterprise customers in Bermuda and the Cayman Islands (the “One Communications Acquisition”).  Subsequent to the completion of the Company’s acquisition, One Communications changed its legal name from KeyTech Limited and changed its “CellOne” and “Logic” trade names in Bermuda to “One Communications”.   Prior to the Company’s acquisition, One Communications also owned a minority interest of approximately 43% in the Company’s previously held and consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”), that provides wireless services in Bermuda. As part of the transaction, the Company contributed its ownership interest of approximately 43% in BDC and approximately $42 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group.  The approximate 15% interest in BDC held in the aggregate by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’ existing shareholders and to retire One Communications’ subordinated debt. On May 3, 2016, the Company began consolidating the results of One Communications within our financial statements in our International Telecom segment.

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

Consideration Transferred
Cash consideration - One Communications	$34,518
Cash consideration - BDC	7,045
Total consideration transferred	41,563
Non-controlling interests - One Communications	32,909
Total value to allocate	$74,472
Value to allocate - One Communications	67,427
Value to allocate - BDC	7,045

Purchase price allocation One Communications:
Cash	8,185
Accounts receivable	6,451
Other current assets	3,241
Property, plant and equipment	100,892
Identifiable intangible assets	10,590
Other long term assets	3,464
Accounts payable and accrued liabilities	(16,051)
Advance payments and deposits	(6,683)
Current debt	(6,429)
Long term debt	(28,929)
Net assets acquired	74,731

Gain on One Communications bargain purchase	$7,304

Purchase price allocation BDC:
Carrying value of BDC non-controlling interest acquired	2,940

Excess of purchase price paid over carrying value of non-controlling interest acquired	$4,105

The acquired property, plant and equipment is comprised of telecommunication equipment located in Bermuda and the Cayman Islands.   The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted at an approximate 15% rate to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 3 to 18 years and the customer relationships acquired have useful lives ranging from 9 to 12 years.  The fair value of the non-controlling interest was determined using the income approach and a discount rate of approximately 15%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company has subsequently collected the full amount of the receivables.

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

Consideration Transferred	$111,860
Non-controlling interests	221
Total value to allocate	112,081

Purchase price allocation:
Cash	4,229
Accounts receivable	6,553
Materials & supplies	6,533
Other current assets	1,927
Property, plant and equipment	108,284
Telecommunication licenses	7,623
Goodwill	20,586
Intangible assets	7,800
Other Assets	4,394
Accounts payable and accrued liabilities	(15,971)
Advance payments and deposits	(7,793)
Deferred tax liability	(2,935)
Pension and other postretirement benefit liabilities	(29,149)
Net assets acquired	$112,081

The acquired property, plant and equipment is comprised of telecommunication equipment located in the U.S Virgin Islands, British Virgin Islands and St. Maarten.  The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted between 14% and 25% based on the risk associated with the cash flows to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 1 to 18 years and the customer relationships acquired have useful lives ranging from 7 to 13 years.  The fair value of the non-controlling interest was determined using the income approach with discount rates ranging from 15% to 25%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company has collected full amount of the receivables. The Company recorded a liability equal to the funded status of the plans in its purchase price allocation.  Discount rates between 3.6% and 3.9% were used to determine the pension and postretirement benefit obligations.

The goodwill generated from the Viya Transaction is primarily related to value placed on the acquired employee workforces, service offerings, and capabilities of the acquired businesses as well as expected synergies from future combined operations.  The goodwill is not deductible for income tax purposes.

The Company acquired Viya’s pension and other postretirement benefit plans as part of the transaction.  The plans cover employees located in the U.S. Virgin Islands and consist of noncontributory defined benefit pension plans and noncontributory defined medical, dental, vision and life benefit plans.  As noted above, the contractual purchase price included an adjustment related to the funded status of Viya’s pension and other postretirement benefit plans.  As contemplated by the transaction, the Company contributed approximately $22.5 million during the fourth quarter of 2016 to Viya’s pension plans.  This payment is recorded as a cash outflow from operations in the statement of cash flows as of December 31, 2016.  At June 30, 2017, the Company held $5.1 million of restricted cash equal to the unfunded status of the other postretirement benefit plans.  The cash is restricted due to the Company’s intent to use the cash to satisfy future postretirement benefit obligations.

Disposition

On December 15, 2016, the Company transferred control of its subsidiary in Aruba to another stockholder in a nonreciprocal transfer.  Subsequent to that date, it no longer consolidated the results of the operations of the Aruba business. The Company did not recognize a gain or loss on the transaction.

On January 3, 2017, the Company completed the sale of the Viya cable operations located in St. Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

On June 12, 2017, the Company entered into an agreement to sell the Viya cable operations located in the British Virgin Islands.  The Company is currently valuing the transaction considerations and expects it to approximate the carrying value of the assets.  The transaction is expected to close in the third quarter of 2017.

The results of the St. Maarten, Aruba, and British Virgin Islands operations are not material to the Company’s historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

U.S. Telecom

Acquisition

In July 2016, the Company acquired certain telecommunications fixed assets and the associated operations located in the western United States.  The acquisition qualified as a business combination for accounting purposes.  The Company transferred $9.1 million of cash consideration in the acquisition.  The consideration transferred was allocated to $10.2 million of acquired fixed assets, $3.5  million of deferred tax liabilities, and $0.7 million to other net liabilities, and the resulting $3.1 million in goodwill which is not deductible for income tax purposes. Results of operations for the business are included in the U.S. Telecom segment and are not material to the Company’s historical results of operations.

Disposition

On August 4, 2016, the Company entered into a stock purchase agreement to sell its integrated voice and data communications and wholesale transport businesses in New England and New York (“Sovernet”).  On March 8, 2017, the Company completed the sale for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure the Company’s indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  The table below identifies the assets and liabilities transferred (amounts in thousands):

Consideration Transferred	$25,926

Assets and liabilities disposed
Cash	1,821
Accounts receivable	1,696
Inventory	639
Prepaid	1,034
Property, plant and equipment	25,294
Other Assets	288
Accounts payable and accrued liabilities	(1,718)
Advance payments and deposits	(1,897)
Net assets disposed	27,157

Consideration less net assets disposed	(1,231)

Transaction costs	(1,156)

Loss	$(2,387)

Prior to the closing of the transaction, the Company repurchased non-controlling interests from minority shareholders in a Sovernet subsidiary for $0.7 million.  The non-controlling interest had a book value of zero.  Additionally the Company recorded a loss on deconsolidation of $0.5 million.

The Company incurred $1.1 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $0.5 million were incurred during the six months ended June 30, 2017.  Since the Sovernet disposition does not relate to a strategic shift in our operations, the historic results and financial position of the operations are presented within continuing operations.

Prior to the Sovernet Transaction, in the second quarter of 2016, the Company recorded an impairment loss of $11.1 million on assets related to Sovernet.  The impairment consisted of a $3.6 million impairment of property, plant and equipment and $7.5 million impairment of goodwill.

Pro forma Results

The following table reflects unaudited pro forma operating results of the Company for the three and six months ended June 30, 2016 as if the One Communications and Viya Transactions occurred on January 1, 2016.  The pro forma amounts adjust One Communications’ and Viya’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016.  Also, the pro forma results were adjusted to reflect changes to the acquired entities’ capital structure related to the transaction.  One Communications’ results reflect the retirement of $24.7 million of debt.  Viya’s results reflect the retirement of $185.8 million of debt and the addition of $60 million of purchase price debt.  Finally, the Company’s results were adjusted to reflect the Company’s incremental ownership in BDC.  The pro forma results were not adjusted for the Vibrant Energy Acquisition because that transaction was not material to the Company’s historical results.

The pro forma results for the three and six months ended June 30, 2016 include $1.1 million and $5.4 million, respectively, of impairment charges recorded by One Communications and Viya prior to the Company’s acquisition of the business.  Amounts are presented in thousands, except per share data.

	Three months ended June 30,		Six months ended June 30,
(unaudited)	2016		2016
	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma
Revenue	$99,991	$132,444	$189,676	$268,301
Net income attributable to ATN International, Inc. Stockholders	(3,086)	(463)	3,034	5,596
Earnings per share:
Basic	(0.19)	(0.03)	0.19	0.35
Diluted	(0.19)	(0.03)	0.19	0.34

The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following the transactions.

Renewable Energy

Vibrant Energy

On April 7, 2016, the Company completed its acquisition of a solar power development portfolio in India (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy.  The Company also retained several employees of the seller in the UK and India who are employed by the Company to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh and Telangana and are based on a commercial and industrial business model, similar to the Company’s existing renewable energy operations in the United States.  As of April 7, 2016, the Company began consolidating the results of Vibrant Energy in its financial statements within its Renewable Energy segment.

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

Consideration Transferred	$6,193

Purchase price allocation:
Cash	136
Prepayments and other assets	636
Property, plant and equipment	7,321
Goodwill	3,279
Accounts payable and accrued liabilities	(5,179)
Net assets acquired	$6,193

  The consideration transferred includes $4.9 million paid as of June 30, 2017 and $1.3 million payable at future dates, which is contingent upon the passage of time and achievement of initial production milestones that are considered probable.  The acquired property, plant and equipment is comprised of solar equipment and the accounts payable and accrued liabilities consists mainly of amounts payable for certain asset purchases.  The fair value of the property, plant, and equipment was based on recent acquisition costs for the assets, given their recent purchase dates from third parties.

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

The fair value measurement guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance describes three levels of inputs that may be used to measure fair value:

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

		June 30, 2017
		Significant Other
	Quoted Prices in	Observable	Unobservable
	Active Markets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Certificates of deposit	$—	$391	$—	$391
Money market funds	$3,563	$—	$—	$3,563
Short term investments	$262	$7,493	$—	$7,755
Commercial Paper	$—	$49,957	$—	$49,957
Contingent Consideration	$—	$—	$2,000	$2,000
Total assets measured at fair value	$3,825	$57,841	$2,000	$63,666

	December 31, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	$29,027	$—	$29,027
Short term investments	$1,751	$7,486	$9,237
Commercial Paper	$—	$29,981	$29,981
Total assets measured at fair value	$30,778	$37,858	$68,636

Certificate of Deposit

As of June 30, 2017 and December 31, 2016, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of June 30, 2017 and December 31, 2016, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of June 30, 2017 and December 31, 2016, this asset class consisted of short term foreign and U.S. corporate bonds and equity securities. Corporate bonds are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of long-term debt is estimated using Level 2 inputs.  At June 30, 2017, the fair value of long-term debt, including the current portion, was $163.2 million and its book value was $159.7 million.  At December 31, 2016, the fair value of long-term debt, including the current portion, was $159.9 million and its book value was $156.8 million.

The Company calculates the fair value of the Sovernet Transactions contingent consideration using Level 3 inputs.

6. LONG-TERM DEBT

The Company has a credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

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

On January 11, 2016, the Company amended the Credit Facility to increase the amount the Company is permitted to invest in “unrestricted” subsidiaries of the Company, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to the Company’s stockholders).    The Amendment also provides for the incurrence by the Company of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2017, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of June 30, 2017, the Company had no borrowings under the Credit Facility and approximately $1.2 million of outstanding letters of credit.

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

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes were used to repay the Original Ahana Debt in full except for the PSE&G Loan which remains outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of June 30, 2017, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of June 30, 2017, $2.4 million of the Original Ahana Debt, $64.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.8 million of the capitalized fees remain unamortized.

One Communications Debt

In connection with the One Communications Transaction on May 3, 2016, the Company assumed $35.4 million in debt (the “One Communications Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The One Communications Debt was scheduled to mature in 2021, was bearing interest at the three-month LIBOR rate plus a margin of 3.25%, and had repayment being made quarterly.  As of March 31, 2017, $28.9 million of the One Communications Debt was outstanding. The One Communications Debt contained customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limited the maximum ratio of indebtedness less cash to annual operating cash flow.

On May 22, 2017, the Company amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The covenants are tested annually commencing the fiscal year ending December 31, 2017.

As a condition of the amended and restated agreement, within 90 days of the refinance date the Company is required to enter into a hedging arrangement equal to at least 30% of the notional amount and term corresponding to the maturity of the One Communications Debt.

In connection with the amended and restated debt, the Company increased the limit of its overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

The Company capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of June 30, 2017, $36.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, the Company and certain of its subsidiaries entered into a $60.0 million loan agreement (the “Viya Debt”). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow.  The covenant is tested on an annual basis commencing in 2017.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstances.  The debt is secured by certain assets of the Company’s Viya subsidiaries and is guaranteed by the Company.

The Company paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of June 30, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. The Company has received $21.1 million of Phase I Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, the Company committed to comply with certain additional FCC construction and other requirements. A portion of these funds was used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with the Mobility Funds, the Company has approximately $1.2 million in letters of credit outstanding as of June 30, 2017, to the Universal Service Administrative Company (“USAC”) to secure these obligations. If the Company fails to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if it loses eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties.

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of June 30, 2017, the Company had received approximately $21.1  million in Mobility Funds. Of these funds, $7.2  million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $7.5 million has been recorded to date, $5.9  million is recorded within current liabilities, and the remaining $0.5  million is recorded within long term liabilities in the Company’s consolidated balance sheet as of June

30, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

8. EQUITY

Stockholders’ equity was as follows (in thousands):

	Six months ended June 30,
	2017			2016
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$677,055	$132,114	$809,169	$680,299	$81,425	$761,724
Stock-based compensation	3,764	—	3,764	3,626	—	3,626
Comprehensive income:	0	0			0
Net income	12,743	9,751	22,494	3,034	5,877	8,911
Pension	513	—	513	—	—	—
Reclassifications of gains on sale of marketable securities to net income	(1,044)	—	(1,044)	—	—	—
Unrealized loss on marketable securities	(130)	—	(130)	—	—	—
Foreign Currency translation adjustment	2,232	—	2,232	(36)	—	(36)
Total comprehensive income	14,314	9,751	24,065	2,998	5,877	8,875
Issuance of common stock upon exercise of stock options	401	—	401	585	—	585
Dividends declared on common stock	(10,951)	—	(10,951)	(10,330)	—	(10,330)
Distributions to non-controlling interests	—	(3,491)	(3,491)	—	(4,404)	(4,404)
Investments made by non-controlling interests	—	123	123	—	21,904 (1)	21,904
Acquisition of One Communications	—	—	—	—	32,903	32,903
Loss on deconsolidation of subsidiary	—	529	529	—	—	—
Change in accounting method- adoption of ASC 2016-09	110	—	110	—	—	—
Repurchase of non-controlling interests	(670)	(285)	(955)	(4,105)	(2,940)	(7,045)
Purchase of treasury stock	(2,314)	—	(2,314)	(2,407)	—	(2,407)
Equity, end of period	$681,709	$138,741	$820,450	$670,666	$134,765	$805,431

(1)

During the six months ended June 30, 2016, the holder of a non-controlling interest in one of the Company’s U.S. Telecom subsidiaries contributed $21.7 million of cash to the subsidiary.  The Company maintained a controlling interest in the subsidiary both before and after the contribution.

9. NET INCOME PER SHARE

For the three and six months ended June 30, 2017 and 2016, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Basic weighted-average shares of common stock outstanding	16,195	16,145	16,176	16,118
Stock options	79	—	87	103
Diluted weighted-average shares of common stock outstanding	16,274	16,145	16,263	16,221

The above calculation for the three and six months ended June 30, 2017 and 2016, does not include approximately 5,000 shares related to certain stock options because the effect of such options were anti-dilutive.

10. SEGMENT REPORTING

The Company’s reportable segments consist of the following: i) U.S. Telecom, consisting of the Company’s former U.S. Wireless and U.S. Wireline segments, ii) International Telecom, consisting of the Company’s former Island Wireless and International Integrated Telephony segments and the results of its One Communications and Viya Acquisitions as discussed below, and iii) Renewable Energy, consisting of the Company’s former Renewable Energy segment and the results of its Vibrant Energy Acquisition.

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$34,505	$19,955	$—	$—	$54,460
Wireline	2,057	59,402	—	—	61,459
Renewable Energy	—	—	4,891	—	4,891
Equipment and Other	416	2,013	6	—	2,435
Total Revenue	36,978	81,370	4,897	—	123,245
Depreciation and amortization	6,246	13,134	1,830	1,044	22,254
Non-cash stock-based compensation	—	8	29	2,061	2,098
Operating income (loss)	13,147	10,805	846	(8,955)	15,843

For the Three Months Ended June 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,655	$19,433	$—	$—	$57,088
Wireline	5,811	28,165	—	—	33,976
Renewable Energy	—	—	5,562	—	5,562
Equipment and Other	480	2,765	120	—	3,365
Total Revenue	43,946	50,363	5,682	—	99,991
Depreciation and amortization	5,609	8,209	1,207	1,468	16,493
Non-cash stock-based compensation	—	—	28	1,877	1,905
Operating income (loss)	4,797	9,259	(3,618)	(8,526)	1,912

For the Six Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$71,668	$39,022	$—	$—	$110,690
Wireline	8,108	117,151	—	—	125,259
Renewable Energy	—	—	9,791	—	9,791
Equipment and Other	995	4,487	138	—	5,620
Total Revenue	80,771	160,660	9,929	—	251,360
Depreciation and amortization	12,797	26,250	3,284	2,416	44,747
Non-cash stock-based compensation	—	138	57	3,591	3,786
Operating income (loss)	28,533	20,771	2,287	(17,955)	33,636

For the Six Months Ended June 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$77,119	$38,846	$—	$—	$115,965
Wireline	11,857	44,564	—	—	56,421
Renewable Energy	—	—	11,151	—	11,151
Equipment and Other	1,169	4,850	120	—	6,139
Total Revenue	90,145	88,260	11,271	—	189,676
Depreciation and amortization	11,229	14,586	2,415	2,817	31,047
Non-cash stock-based compensation	—	—	57	3,576	3,633
Operating income (loss)	21,579	16,959	(3,555)	(17,179)	17,804

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of our segments as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
June 30, 2017
Cash, Cash equivalents, and Investments	$14,353	$98,684	$18,679	$107,679	$239,395
Total current assets	43,730	152,351	27,209	121,045	344,335
Fixed assets, net	102,532	374,748	156,503	15,951	649,734
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	205,968	602,990	201,785	190,733	1,201,476
Total current liabilities	44,733	76,896	15,134	15,128	151,891
Total debt	—	95,446	64,236	—	159,682
December 31, 2016
Cash, Cash equivalents, and Investments	$22,235	$97,681	$27,378	$131,664	$278,958
Total current assets	50,983	143,201	37,440	135,745	367,369
Fixed assets, net	129,274	372,741	130,268	15,429	647,712
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	240,006	597,454	190,253	170,505	1,198,218
Total current liabilities	23,162	95,502	12,603	18,838	150,105
Total debt	—	91,316	65,507	—	156,823

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$12,602	$37,118	$25,535	$3,294	$78,549
2016	16,447	22,283	242	3,755	42,727
(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments.

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

As of June 30, 2017 the Company had approximately $1.2 million in letters of credit payable to USAC outstanding to cover its Mobility Fund obligations and there were no drawdowns against these letters of credit. The letters of credit accrue a fee at a rate of 1.75% per annum on the outstanding amounts. If the Company fails to comply with certain terms and conditions upon which the Mobility Funds are to be granted, or if it loses eligibility for Mobility Fund support, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project including penalties. The Company is in compliance with all applicable terms and conditions.   The results of the Company’s Mobility Fund projects are included in the Company’s “U.S. Telecom” segment.

Currently, the Company’s Guyana subsidiary, GTT, holds a license to provide domestic fixed services and international voice and data services in Guyana on an exclusive basis until December 2030. Since 2001, the Government of Guyana has stated its intention to introduce additional competition into Guyana’s telecommunications sector. In connection therewith, the Company and GTT have met on several occasions with officials of the Government of Guyana to discuss potential modifications of GTT’s exclusivity and other rights under the existing agreement and license. On July 18, 2016, the Guyana Parliament passed telecommunications legislation, and on August 5, 2016, the legislation was signed into law that introduces material changes to many features of Guyana’s existing telecommunications regulatory regime with the intention of creating a more competitive market.  The legislation does not have the effect of terminating the Company’s exclusive license.  Instead the legislation as passed requires the Minister of Telecommunications to conduct further proceedings and issue implementing orders to enact the various provisions of the legislation, including the issuance of competing licenses.  The Company cannot predict the manner in which or when the legislation will be implemented by the Minister of Telecommunications.

In December 2016 the Government of Guyana and the Company met to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  Those discussions are on-going.  However, there can be no assurance that those discussions will be concluded before the Government issues new licenses contemplated by the legislation or at all, or that such discussions will satisfactorily address our contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

On May 8, 2009, a GTT competitor, Digicel, filed a lawsuit in Guyana challenging the legality of GTT’s exclusive license rights under Guyana’s constitution. Digicel initially filed this lawsuit against the Attorney General of Guyana on May 13, 2009, GTT petitioned to intervene in the suit in order to oppose Digicel’s claims and GTT’s petition was granted on May 18, 2009.  GTT filed an answer to the charge on June 22, 2009.  The case remains pending. The Company believes that any legal challenge to GTT’s exclusive license rights granted in 1990 is without merit and the Company intends to defend vigorously against such legal challenge.

GTT has filed several lawsuits in the High Court of Guyana asserting that, despite its denials, Digicel is engaged in international bypass in violation of GTT’s exclusive license rights, the interconnection agreement between the parties, and the laws of Guyana. GTT is seeking injunctive relief to stop the illegal bypass activity and money damages. Digicel filed counterclaims alleging that GTT has violated the terms of the interconnection agreement and Guyana laws.  These suits, filed in 2010 and 2012, have yet to proceed to trial and it remains uncertain as to when a trial date may be set.  GTT intends to prosecute these matters vigorously.

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. Any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of June 30, 2017 for these matters.

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

Overview

We are a holding company that, through our operating subsidiaries, (i) provides wireless and wireline telecommunications services in North America, Bermuda and the Caribbean, (ii) develops, owns and operates commercial distributed generation solar power systems in the United States and India, and (iii) owns and operates terrestrial and submarine fiber optic transport systems in the United States and in the Caribbean. We were incorporated in Delaware in 1987 and began trading publicly in 1991. Since that time, we have engaged in strategic acquisitions and investments to grow our operations. We actively evaluate additional domestic and international acquisition, divestiture, and investment opportunities and other strategic transactions in the telecommunications, energy-related and other industries that meet our return-on-investment and other acquisition criteria. For a discussion of our investment strategy and risks involved, see “Risk Factors—We are actively evaluating investment, acquisition and other strategic opportunities, which may affect our long-term growth prospects.” in our 2016 Annual Report on Form 10-K.

We offer the following principal services:

•

Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail customers in Bermuda, Guyana, the U.S. Virgin Islands, and the United States.

•

Wireline.  Our wireline services include local telephone and data services in Bermuda, the Cayman Islands, Guyana, the U.S. Virgin Islands, and the United States.  Our wireline services also include video services in Bermuda, the Cayman Islands, and the U.S Virgin Islands.  In addition, we offer wholesale long‑distance voice services to telecommunications carriers. Through March 8, 2017, we also offered facilities‑based integrated voice and data communications services and wholesale transport services to enterprise and residential customers in New England, primarily Vermont, and in New York State.

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate, utility and municipal customers. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate and utility customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of June 30, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One (formerly Logic), GTT+, Viya (formerly Innovative)
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One (formerly CellOne), GTT+, Viya (formerly Innovative and Choice)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands, British Virgin Islands	One (formerly Bermuda CableVision), Viya (formerly Innovative), Logic, BVI Cable TV
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Acquisitions

International Telecom

During 2016, we completed our acquisitions of a controlling interest in One Communications (formerly KeyTech Limited) as well as all of the membership interests of Caribbean Asset Holdings LLC, the holding company for the Viya (formerly Innovative) group of companies (collectively, the “2016 International Telecom Acquisitions”).

One Communications (formerly KeyTech Limited)

On May 3, 2016, we completed our acquisition of a controlling interest in One Communications Ltd. (formerly known as KeyTech Limited, “One Communications”), a publicly held Bermuda company listed on the Bermuda Stock Exchange (“BSX”) that provides broadband and cable television services and other telecommunications services to residential and enterprise customers under the “One Communications” name in Bermuda and the “Logic” name in the Cayman Islands (the “One Communications Acquisition”).  Subsequent to the completion of our acquisition, One Communications legally changed its name from KeyTech Limited and changed its “CellOne” and “Logic” trade names in Bermuda to One Communications. Prior to the acquisition, One Communications also owned a minority interest of approximately 43% in our previously held and consolidated subsidiary, Bermuda Digital Communications Ltd. (“BDC”) that provides wireless services in Bermuda. As part of the transaction, we contributed our ownership interest of approximately 43% in BDC and approximately $42.0 million in cash in exchange for a 51% ownership interest in One Communications. As part of the transaction, BDC was merged with and into a company within the One Communications group and the approximate 15% interest in BDC held, in the aggregate, by BDC’s minority shareholders was converted into the right to receive common shares in One Communications. Following the transaction, BDC became wholly owned by One Communications, and One Communications continues to be listed on the BSX. A portion of the cash proceeds that One Communications received upon closing was used to fund a one-time special dividend to One Communications’ existing shareholders and to retire One Communications subordinated debt. On May 3, 2016, we began consolidating the results of One Communications within our financial statements in our International Telecom segment.

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

U.S. Telecom

In July 2016, we acquired certain telecommunications fixed assets and the associated operations in the western United States.  The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations.  We transferred $9.1 million of cash consideration for the acquisition and allocated $10.2 million to acquire fixed assets, $3.5 million to deferred tax liability, and $0.7 million to other net liabilities, resulting in goodwill of $3.1 million. Results of operations for the business are included in the U.S. Telecom segment and are not material to our historical results of operations.

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

On June 12, 2017, we entered into an agreement to sell the Viya cable operations located in the British Virgin Islands.  We are currently valuing the transaction considerations and expect it to approximate the carrying value of the assets.  The transaction is expected to close in the third quarter of 2017.

The results of the St. Maarten, British Virgin Islands and Aruba operations are not material to our historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

 U.S. Wireline Business

On August 4, 2016, we entered into a stock purchase agreement to sell our integrated voice and data communications and wholesale transport businesses in New England and New York (“Sovernet”).   On March 8, 2017, we completed the sale for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration includes $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  Since the disposition of Sovernet does not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. We have received $21.1 million of Phase I Mobility Fund support to our wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds was used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date. In connection with the Mobility Funds, we have approximately $1.2 million in letters of credit outstanding as of June 30, 2017, to the Universal Service Administrative Company (“USAC”) to secure these obligations. If we fail to comply with any of the terms and conditions upon which the Mobility Funds were granted, or if we lose eligibility for the Mobility Funds, USAC will be entitled to draw the entire amount of the letter of credit applicable to the affected project plus penalties.

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of June 30, 2017, we had received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $7.5 million has been recorded to date, $5.9 million is recorded within current liabilities, and the remaining $0.5 million is recorded within long term liabilities in our consolidated balance sheet as of June 30, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Selected Segment Financial Information

The following represents selected segment information for the quarters ended June 30, 2017 and 2016 (in thousands):

For the Three Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$34,505	$19,955	$—	$—	$54,460
Wireline	2,057	59,402	—	—	61,459
Renewable Energy	—	—	4,891	—	4,891
Equipment and Other	416	2,013	6	—	2,435
Total Revenue	36,978	81,370	4,897	—	123,245
Operating income (loss)	13,147	10,805	846	(8,955)	15,843

For the Three Months Ended June 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$37,655	$19,433	$—	$—	$57,088
Wireline	5,811	28,165	—	—	33,976
Renewable Energy	—	—	5,562	—	5,562
Equipment and Other	480	2,765	120	—	3,365
Total Revenue	43,946	50,363	5,682	—	99,991
Operating income (loss)	4,797	9,259	(3,618)	(8,526)	1,912

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $6.9 million, or 15.7%, to $37.0 million from $43.9 million for the three months ended June 30, 2017 and 2016, respectively.  Of this decrease, $3.3 million was attributable to our wholesale wireless operations which were subject to reduced wholesale roaming rates and revenue caps with certain of our carrier customers that more than offset an increase in its number of base stations and data traffic volumes.  This decrease was partially offset by an increase of $0.2 million in our retail wireless business as a result of increased traffic volumes.  In our wireline businesses, the Sovernet Transaction resulted in a decrease of $5.2 million that was partially offset by a $1.4 million increase in our wholesale long-distance voice services.

Operating expenses within our U.S. Telecom segment decreased $14.5 million, or 37.1%, to $24.6 million from $39.1million for the three months ended June 30, 2017 and 2016, respectively.  This decrease was primarily related to the 2017 Sovernet Transaction which resulted in no current period operating expenses and $5.9 million of operating expenses during 2016.  Additionally, there were expense reductions from programs implemented over the last several quarters and $1.5 million in expense offsets from funds received under the Phase I Mobility Funds.  These decreases were partially offset by expansions and upgrades of our U.S. Telecom networks.

As a result of the above, our U.S. Telecom segment’s operating income increased $8.3 million, or 172.9%, to $13.1 million from $4.8 million for the three months ended June 30, 2017 and 2016, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $31.0 million, or 61.5%, to $81.4 million from $50.4 million for the three months ended June 30, 2017 and 2016, respectively.  This increase was primarily related to our receiving the benefit of a full quarter of One Communications and Viya operations that reported an aggregate of $45.4 million of revenue during the three months ended June 30, 2017 as compared to $14.0 million of revenue for the three months ended June 30, 2016 which only includes revenue from One Communications from its acquisition date of May 3, 2016 and no revenue from Viya.

Operating expenses within our International Telecom segment increased by $28.7 million, or 69.8%, to $69.8 million from $41.1million for the three months ended June 30, 2017 and 2016, respectively.  This increase was primarily related to a full quarter of the operations of One Communications and Viya that incurred $42.5 million of operating expenses during the three months ended June 30, 2017 as compared to $13.2 million of operating expenses for the three months ended June 30, 2016 which only includes expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.  This increase was partially offset by a $0.6 million decrease in our other International Telecom operations as a result of certain operating efficiencies.

As a result, our International Telecom segment’s operating income increased $1.5 million, or 16.1% to $10.8 million from $9.3 million for the three months ended June 30, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $0.8 million, or 14.0%, to $4.9 million from $5.7 million for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

Operating expenses within our Renewable Energy segment decreased $5.2 million, or 55.9%, to $4.1 million from $9.3 million for the three months ended June 30, 2017 and 2016, respectively.  This decrease in expenses was primarily associated with acquisition-related expenses incurred during 2016 as a part of our Vibrant Acquisition.

As a result, our Renewable Energy segment’s operating income increased by $4.4 million to income of $0.8 million from a loss of $3.6 million for the three months ended June 30, 2017 and 2016, respectively.

The following represents a quarter over quarter discussion and analysis of our results of operations for the quarter ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
REVENUE:
Wireless	$54,460	$57,088	$(2,628)	(4.6)%
Wireline	61,459	33,976	27,483	80.9
Renewable Energy	4,891	5,562	(671)	(12.1)
Equipment and other	2,435	3,365	(930)	(27.6)
Total revenue	123,245	99,991	23,254	23.3
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,915	23,797	4,118	17.3
Engineering and operations	19,362	10,739	8,623	80.3
Sales, marketing and customer services	8,715	7,681	1,034	13.5
Equipment expense	3,008	4,133	(1,125)	(27.2)
General and administrative	26,000	19,298	6,702	34.7
Transaction-related charges	148	10,410	(10,262)	(98.6)
Restructuring charges	—	1,785	(1,785)	(100.0)
Depreciation and amortization	22,254	16,493	5,761	34.9
Impairment of long-lived assets	—	11,076	(11,076)	(100.0)
Bargain purchase gain	—	(7,304)	7,304	100.0
Loss on disposition of long-lived assets	—	(29)	29	100.0
Total operating expenses	107,402	98,079	9,323	9.5
Income from operations	15,843	1,912	13,931	728.6
OTHER INCOME (EXPENSE):
Interest income	347	345	2	0.6
Interest expense	(2,153)	(1,061)	(1,092)	102.9
Other expense, net	(532)	(137)	(395)	288.3
Other income (expense), net	(2,338)	(853)	(1,485)	174.1
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13,505	1,059	12,446	1,175.3
Income tax expense	2,596	2,945	(349)	(11.9)
NET INCOME (LOSS)	10,909	(1,886)	12,795	(678.4)
Net income attributable to non-controlling interests, net of tax:	(5,026)	(1,200)	(3,826)	318.8
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$5,883	$(3,086)	$8,969	(290.6)%

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

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. We currently have one buildout arrangement of approximately 100 cell sites, which provides the carrier with a right, exercisable in early 2018, to purchase such sites.  We believe the holder is likely to exercise their right to purchase the network assets, but due to the nature of the agreement with the holder, we expect minimal cash proceeds and to record a gain at the closing.

Retail revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice or data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Wireless revenue decreased by $2.6 million, or 4.6%, to $54.5 million for the three months ended June 30, 2017 from $57.1 million for the three months ended June 30, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $3.2 million, or 8.5%, to $34.5 million from $37.7 million, for the three months ended June 30, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $3.3 million or 10.1%, to $30.2 million from $33.6 million for the three months ended June 30, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates and revenue caps with certain of our carrier customers partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,041 from 905 as of June 30, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported an increase in wireless revenues of $0.2 million, or 4.9%, to $4.3 million from $4.1 million for the three months ended June 30, 2017 and 2016, respectively, as a result of increased traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased by $0.6 million, or 3.1%, to $20.0 million from $19.4 million, for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our Viya Acquisition which generated $0.4 million of wireless revenue during the three months ended June 30, 2017, and is partially offset by the decline in roaming revenues within our international markets. We did not own the Viya operations during the period ended June 30, 2016, and, as a result, did not receive any wireless revenue during that period. Our International Telecom segment’s retail subscribers increased slightly to approximately 303,000 as of June 30, 2017 from approximately 302,000 as of June 30, 2016.

We expect wholesale wireless revenues within our U.S. Telecom segment to continue to decline and margins to contract as a result of contracts that significantly reduce rates and impose revenue caps.  While we expect that wholesale data volumes will continue to increase due to increased demand combined with our increased capacity, we do not expect to significantly expand our footprint and we expect that our reduced rates and revenue caps will more than offset any revenue increase resulting from increased data volumes. As such, we expect that capital expenditures in this segment will be significantly less going forward. We also expect wholesale wireless revenue to decrease as a result of the expected sale of 100 cell sites to an existing carrier customer which has the right to purchase such sites beginning in early 2018.  We believe that maintaining roaming arrangements favorable to our carrier customers allows us to preserve wholesale revenue for a longer period of time while creating potential for a long‑lived shared infrastructure solution for carriers in areas they may consider to be non-strategic.

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

Wireline revenue.    Wireline revenue is generated by our U.S. Telecom and International Telecom segments.  Within our U.S. Telecom segment, wireline revenue includes our wholesale long-distance voice services to telecommunications carriers.  Wireline revenue includes basic service fees, measured service revenue, and internet access fees, as well as installation charges for new lines, monthly line rental charges, long-distance or toll charges, and maintenance.   Within our International Telecom segment, revenue is generated in Bermuda and the Caribbean (including the U.S. Virgin Islands) and includes internet, voice, and video service revenues.

Wireline revenue increased by $27.5 million, or 80.9%, to $61.5 million from $34.0 million for the three months ended June 30, 2017 and 2016, respectively.    The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $3.7 million, or 63.8%, to $2.1 million from $5.8 million, for the three months ended June 30, 2017 and 2016, respectively.  Of this decrease $5.2 million was the result of the effects of the Sovernet Transaction which was partially offset by an increase in traffic volumes within our wholesale long-distance voice operations.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $31.2 million, or 110.6%, to $59.4 million from $28.2 million for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya Acquisitions, which generated an aggregate of $44.2 million of wireline revenue during the three months ended June 30, 2017 and as compared to $13.3 million of revenue for the three months ended June 30, 2016 which only includes revenue from One Communications from its acquisition date of May 3, 2016 and no revenue from Viya.  Our other international markets accounted for the remaining $0.7 million increase in wireline revenue within the International Telecom segment.

 With completion of the Sovernet Transaction, we expect that the remaining wireline revenue within our U.S. Telecom segment will be immaterial to the total segment.

 Within our International Telecom segment, we anticipate that wireline revenue will increase in 2017 as compared to 2016 as a result of our One Communications and Viya Acquisitions. Such increases however may be somewhat offset by a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 11 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Renewable energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits and performance-based incentives (“SRECs”), which have a contract term of up to ten years.

Renewable energy revenue decreased $0.7 million, or12.1%, to $4.9 million from $5.6 million for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows, which will continue over their average remaining life.  For these reasons, we expect that Renewable Energy revenue within the United States will remain fairly consistent in the near term but will continue to decline as the solar renewable energy credits continue to expire.

With the closing of our Vibrant Energy Acquisition, we are currently developing projects in India to provide distributed generation solar power to corporate and utility customers.  During 2017, we began generating and banking power, but will not recognize revenue on that power until the completion of regulatory approval from local Indian government agencies and we are able to value the previously banked power.  We have a pipeline of qualified grid capacity, feasibility study approvals and land or options to acquire land that m allow us to build projects generating in excess of 250MWs but the timing and extent of our build out of that pipeline will depend on market conditions, including financing.

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

Equipment and other revenue decreased by $0.9 million, or 27.6%, to $2.4 million from $3.4 million for the three months ended June 30, 2017 and 2016, respectively.   The net increases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue decreased within our U.S. Telecom segment by $0.1 million, or 20.0%, to $0.4 million from $0.5 million, for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue decreased by $0.8 million, or 28.6%, to $2.0 million from $2.8million, for the three months ended June 30, 2017 and 2016, respectively. This decrease was primarily the result of a reduction in handset sales within most of our international markets.

•	Renewable Energy. Our Renewable Energy segment reported $0.1 million during the three months ended June 30, 2016 as a result of consulting fees recognized by our Vibrant Energy operations.

We believe that equipment and other revenue could increase as a result of gross subscriber additions and continued growth in smartphone penetration driven by customer incentives, such as device subsidies, which could increase the volume of unit sales.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees increased by $4.1 million, or 17.3%, to $27.9 million from $23.8 million for the three months ended June 30, 2017 and 2016, respectively.   Increases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $2.8 million, or 21.9%, to $10.0 million from $12.8 million, for the three months ended June 30, 2017 and 2016, respectively.  Our wireline operations incurred a decrease of $2.9 million as a result of the Sovernet Transaction. Our wholesale wireless operations reported a decrease of $1.4 million that was primarily a result of an expense reduction plan implemented over the last several quarters and expense offsets from funds received under the Phase I Mobility Funds.

•	International Telecom. Within our International Telecom segment, termination and access fees increased by $7.1 million, or 62.3%, to $18.5 million from $11.4 million, for the three months ended

June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya Acquisitions, which incurred an aggregate of $12.1 million of termination and access fees during the three months ended June 30, 2017 as compared to $5.3 million of termination and access fees for the three months ended June 30, 2016 which only includes expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment remained consistent at $0.3 million for the three months ended June 30, 2017 and 2016.

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

Engineering and operations expenses increased by $8.6 million, or 80.3%, to $19.4 million from $10.7 million for the three months ended June 30, 2017 and 2016, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $0.8 million, or 19.0%, to $3.4 million from $4.2 million, for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the effects of the Sovernet Transaction and operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $9.5 million, or 153.2%, to $15.7 million from $6.2 million, for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya Acquisitions that incurred an aggregate of $11.2 million of engineering and operations expenses during the three months ended June 30, 2017 as compared to $0.9 million of engineering and operations expenses for the three months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya. This increase was partially offset by a $0.8 million reduction in some of our other markets as a result of operating efficiencies.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment remained consistent at $0.1 million.  These expenses were primarily incurred for the continued development of our Vibrant Energy operations.

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

Sales and marketing expenses increased by $1.0 million, or 13.5%, to $8.7 million from $7.7 million for the three months ended June 30, 2017 and 2016, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.2 million, or 14.3%, to $1.2 million from $1.4 million, for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $1.2 million, or 19.0%, to $7.5 million from $6.3 million, for the three months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to our One Communications and Viya operations, which incurred an aggregate $3.3 million of sales and marketing expenses during the three months ended June 30, 2017 as compared to $0.9 million of sales and marketing for the three months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.  This increase was partially offset by a reduction in sale and marketing expenses of $0.9 million in our Guyana market from the period ended June 30, 2016.  We incurred increased marketing expenses with our sponsorship of events in 2016, celebrating the 50th anniversary of Guyana’s independence.

We expect sales, marketing and customer service expenses to remain fairly consistent as a percentage of revenues in future periods.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $1.1 million, or 27.2%, to $3.0 million from $4.1million for the three months ended June 30, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $0.4 million, or 40.0%, to $0.6 million from $1.0million, for the three months ended June 30, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operations of our wireless businesses.

•

International Telecom. Equipment expenses decreased within our International Telecom segment by $0.8 million, or 25.0%, to $2.4 million from $3.2 million, for the three months ended June 30, 2017 and 2016, respectively, as a result of an overall decrease in handset sales in our various markets.

We believe that equipment expenses could increase as a result of gross subscriber additions and continued growth in smartphone penetration driven by customer incentives, such as device subsidies, which could increase the volume of unit sales and related expenses.

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

General and administrative expenses increased by $6.7 million, or 34.7%, to $26.0 million from $19.3 million for the three months ended June 30, 2017 and 2016, respectively.  Year over year changes in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $0.6 million, or 15.4%, to $3.3 million from $3.9 million, for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of Sovernet Transaction, and were partially offset by an increase in our wireless businesses to support its expanding wireless networks.

•	International Telecom. General and administrative expenses increased within our International Telecom segment by $5.5 million, or 70.5%, to $13.3 million from $7.8 million, for the three months ended June 30, 2017 and 2016, respectively, as a result of the One Communications and Viya operations as compared to $8.7 million of general and administrative expenses for the three months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.4 million, or 28.6%, to $1.8 million from $1.4 million for the three months ended June 30, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $1.4 million, or 22.6%, to $7.6 million from $6.2 million, for the three months ended June 30, 2017 and 2016, respectively, in order to support our expanding operations.

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

We incurred $0.1 million and $10.4 million of transaction‑related charges during the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2016, substantially all of the transaction-related expenses were related to our Viya, One Communications and Vibrant Acquisitions.

Restructuring Charges.    During the three months ended June 30, 2016, we incurred $1.8 million of certain restructuring costs in connection with the One Communications Acquisition.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $5.8 million, or 34.9%, to $22.3 million from $16.5 million for the three months ended June 30, 2017 and 2016, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $0.6 million, or 10.7%, to $6.2 million from $5.6 million, for the three months ended June 30, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades, which were partially offset by the effects the Sovernet Transaction.

•

International Telecom.  Depreciation and amortization expenses increased within our International Telecom segment by $4.9 million, or 59.8%, to $13.1 million from $8.2 million, for the three months ended June 30, 2017 and 2016, respectively, primarily as a result of the One Communications and Viya operations which incurred an aggregate of $6.8 million of depreciation and amortization expenses during the three months ended June 30, 2017 as compared to $2.4 million of depreciation and amortization expenses for the three months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.6 million, or 50.0%, to $1.8 million from $1.2 million as a result of capital expenditures during 2016 primarily related to the construction of our Vibrant Energy operations.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $0.5 million or 33.3% to $1.0 million from $1.5 million for the three months ended June 30, 2017 and 2016, respectively, as a result of certain tangible assets becoming fully depreciated.

We expect depreciation expense to increase as we acquire more tangible assets to expand or upgrade our telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

Impairment of long-lived assets.  During June 2016, as a result of industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, we identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and our view of future opportunities in the market.  In the second quarter of 2016, as a result of these factors, we concluded that certain U.S. Wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.1 million during the three months ended June 30, 2016.  The impairment reduced the carrying value of long lived assets by $3.6 million and goodwill by $7.5 million.

 Bargain purchase gain. In connection with the One Communications Acquisition, we recorded a bargain purchase gain of $7.3 million during the quarter ended June 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the three months ended June 30, 2016.

 Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income remained consistent at $0.3 million for the three months ended June 30, 2017 and 2016.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were offset by a decrease in those assets as compared to the previous year.

Interest expense.  We incur interest expense on the debt financed portion of the Viya Acquisition purchase price, the term loans assumed in the One Communications Acquisition, which was refinanced to include additional borrowings on May 22, 2017, the Ahana Debt that was partially refinanced on December 19, 2016, commitment fees, letter of credit fees, amortization of debt issuance costs and interest incurred on our outstanding credit facilities.

Interest expense increased by $1.1 million to $2.2 million from $1.1 million for the three months ended June 30, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition, the debt assumed with the One Communications Acquisition and the increased loan balance on the refinanced Ahana Debt.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was an expense of $0.5 million for the three months ended June 30, 2017 and included a loss on our equity method investment in our Aruba operations of $1.9 million offset by a gain on the sale of marketable securities of $0.8 million and net gains on foreign currency transactions of $0.6 million.

Income taxes.  Our effective tax rate for the three months ended June 30, 2017 and 2016 was 19.2 % and 278.2%, respectively.  The effective tax rate for the three months ended June 30, 2017 was primarily impacted by the following items: (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among lower tax jurisdictions in which we operate.  The effective tax rate for the three months ended June 30, 2016 was primarily impacted by the following items: (i) certain transactional charges incurred in connection with acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our Wireline business, (iii) the cumulative rate impact resulting from a change to the annual forecasted rate, applied against a lower second quarter 2016 pretax book income, and (iv) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $5.0 million and $1.2 million of income a generated by our unconsolidated subsidiaries for the three months ended June 30, 2017 and 2016, respectively.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests increased by $0.5 million, or 38.5%, to $1.8 million from $1.3 million for the three months ended June 30, 2017 and 2016, respectively, as a result of increased profitability at certain unconsolidated subsidiaries of our wireless operations.

•

International Telecom. Net income attributable to non-controlling interests increased by $3.5 million, to an allocation of income of $3.0 million from an allocation of losses of $0.5 million primarily as a result of an increase in profits in our Bermuda operations and as a result of our One Communications Acquisition.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.2 million, or 50.0%, to $0.2 million from $0.4 million, as a result of increased profitability and of our increased ownership percentage of our domestic solar operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders increased to $5.9 million from a loss of $3.1 million for the three months ended June 30, 2017 and 2016, respectively.

On a per share basis, net income increased to $0.36 per diluted share from a loss of $0.19 per diluted share for the three months ended June 30, 2017 and 2016, respectively.

Selected Segment Financial Information

The following represents selected segment information for the six months ended June 30, 2017 and 2016 (in thousands):

For the Six Months Ended June 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$71,668	$39,022	$—	$—	$110,690
Wireline	8,108	117,151	—	—	125,259
Renewable Energy	—	—	9,791	—	9,791
Equipment and Other	995	4,487	138	—	5,620
Total Revenue	80,771	160,660	9,929	—	251,360
Operating income (loss)	28,533	20,771	2,287	(17,955)	33,636

For the Six Months Ended June 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$77,119	$38,846	$—	$—	$115,965
Wireline	11,857	44,564	—	—	56,421
Renewable Energy	—	—	11,151	—	11,151
Equipment and Other	1,169	4,850	120	—	6,139
Total Revenue	90,145	88,260	11,271	—	189,676
Operating income (loss)	21,579	16,959	(3,555)	(17,179)	17,804

A year over year summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $9.3 million, or 10.3%, to $80.8 million from $90.1million for the six months ended June 30, 2017 and 2016, respectively.  Of this decrease, $5.9 million was attributable to our wholesale wireless operations which were subject to reduced wholesale roaming rates and revenue caps with certain of our carrier customers that more than offset an increase in its number of base stations and data traffic volumes.  This decrease was partially offset by an increase of $0.5 million in our retail wireless business as a result of increased traffic volumes.  In our wireline businesses, the $2.5 million increase in our wholesale long-distance voice services was offset by a decrease of $6.2 million as a result of the Sovernet Transaction.

Operating expenses within our U.S. Telecom segment decreased $15.4 million, or 22.5%, to $53.1million from $68.5 million for the six months ended June 30, 2017 and 2016, respectively.  This decrease was primarily related to a decrease of $8.1 million as a result of the Sovernet Transaction, expense reductions implemented over the last several quarters and expense offsets from funds received under the Phase I Mobility Funds partially offset by expansions and upgrades of our networks.

As a result of the above, our U.S. Telecom segment’s operating income increased $6.9 million, or 31.9%, to $28.5 million from $21.6 million for the six months ended June 30, 2017 and 2016, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $72.4million, or 82.0%, to $160.7 million from $88.3 million for the six months ended June 30, 2017 and 2016, respectively.  This increase was related to our receiving the benefit of a full six months of One Communications and Viya operations that reported an aggregate of $90.3 million during the six months ended June 30, 2017 as compared to $14.0 million of revenue for the six months ended June 30, 2016 which only includes revenue from One

Communications from its acquisition date of May 3, 2016 and no revenue from Viya.

Operating expenses within our International Telecom segment increased by $67.8million, or 95.1%, to $139.1 million from $71.3 million for the six months ended June 30, 2017 and 2016, respectively.  This increase was related to our One Communications and Viya operations, which incurred $84.5 million of operating expenses during the six months ended June 30, 2017 as compared to $13.2 million of operating expenses for the six months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya. This increase was partially offset by a $3.5 million decrease in our other International Telecom operations as a result of certain operating efficiencies.

As a result, our International Telecom segment’s operating income increased $4.6 million, or 27.1% to $21.6 million from $17.0 million for the six months ended June 30, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $1.4 million, or 12.4%, to $9.9 million from $11.3 million for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

   Operating expenses within our Renewable Energy segment decreased $7.3 million, or 49.0%, to $7.6 million from $14.9 million for the six months ended June 30, 2017 and 2016, respectively.  This decrease in expenses was primarily associated with acquisition-related expenses incurred during 2016 as a part of our Vibrant Acquisition.

As a result, our Renewable Energy segment’s operating income increased by $5.9 million to income of $2.3 million from a loss of $3.6 million for the six months ended June 30, 2017 and 2016, respectively.

The following represents a year over year discussion and analysis of our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended		Amount of	Percent
	June 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)

REVENUE:
Wireless	$110,690	$115,965	$(5,275)	(4.5)%
Wireline	125,259	56,421	68,838	122.0
Renewable Energy	9,791	11,151	(1,360)	(12.2)
Equipment and Other	5,620	6,139	(519)	(8.5)
Total revenue	$251,360	$189,676	$61,684	32.5%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	58,372	43,514	14,858	34.1
Engineering and operations	39,029	21,249	17,780	83.7
Sales and marketing	17,737	13,437	4,300	32.0
Equipment expense	5,553	7,362	(1,809)	(24.6)
General and administrative	50,349	35,670	14,679	41.2
Transaction-related charges	826	14,065	(13,239)	(94.1)
Restructuring charges	—	1,785	(1,785)	(100.0)
Depreciation and amortization	44,747	31,047	13,700	44.1
Impairment of long-lived assets	—	11,076	(11,076)	(100.0)
Bargain purchase gain	—	(7,304)	7,304	100.0
(Gain) Loss on disposition of long-lived assets	1,111	(29)	1,140	(3,931.0)
Total operating expenses	$217,724	$171,872	$45,852	26.7%
Income from operations	$33,636	$17,804	$15,832	88.9%
OTHER INCOME (EXPENSE):
Interest income	633	692	(59)	(8.5)
Interest expense	(4,469)	(1,886)	(2,583)	137.0
Loss on deconsolidation of subsidiary	(529)	—	(529)	100.0
Other expense, net	(1,053)	(123)	(930)	756.1
Other income (expense), net	$(5,418)	$(1,317)	$(4,101)	311.4%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	28,218	16,487	11,731	71.2
Income tax expense	5,724	7,576	(1,852)	(24.4)
NET INCOME	22,494	8,911	13,583	152.4
Net income attributable to non-controlling interests, net of tax:	(9,751)	(5,877)	(3,874)	65.9
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$12,743	$3,034	$9,709	320.0%

Wireless revenue.  Wireless revenue decreased by $5.3 million, or 4.5%, to $110.7 million for the six months ended June 30, 2017 from $116.0 million for the six months ended June 30, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $5.4 million, or 7.0%, to $71.7 million from $77.1 million, for the six months ended June 30, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $5.9 million or 8.6%, to $62.9 million from $68.8 million for the six months ended June 30, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates and revenue caps with our carrier customers, which decrease was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,041 from 905 as of June 30, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported an increase in wireless revenues of $0.4 million, or

4.8%, to $8.7 million from $8.3 million for the six months ended June 30, 2017 and 2016, respectively, as a result of increase traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue increased slightly to $39.0 million for the six months ended June 30, 2017 from $38.8 million for the six months ended June 30, 2016. Our Viya Acquisition generated $0.8 million of wireless revenue during the six months ended June 30, 2017 partially offset by the decline in roaming revenues within our international markets. We did not own the Viya operations during the period ended June 30, 2016, so did not receive any comparative revenue for that period.  Our International Telecom segment’s retail subscribers increased slightly to approximately 303,000 as of June 30, 2017 from approximately 302,000 as of June 30, 2016.

Wireline revenue.    Wireline revenue increased by $68.8 million, or 122.0%, to $125.3 million from $56.4 million for the six months ended June 30, 2017 and 2016, respectively.  The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $3.8 million, or 31.9%, to $8.1 million from $11.9 million, for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of an increase in traffic volumes within our wholesale long-distance voice operations partially offset by a decrease of $6.2 as a result of the effects the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $72.6 million, or 162.8%, to $117.2 million from $44.6 million, for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that generated an aggregate of $87.4 million of wireline revenue during the six months ended June 30, 2017 as compared to $13.3 million of revenue for the six months ended June 30, 2016 which only includes revenue from One Communications from its acquisition date of May 3, 2016 and no revenue from Viya.

 Renewable energy revenue.  Renewable energy revenue decreased $1.4 million, or 12.2%, to $9.8 million from $11.2 million for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California and decreased production due to weather conditions in California.

Equipment and other revenue.  Equipment and other revenue decreased by $0.5 million, or 8.5%, to $5.6 million from $6.1 million for the six months ended June 30, 2017 and 2016, respectively.   The net increases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue decreased within our U.S. Telecom segment by $0.2 million, or 16.6%, to $1.0 million from $1.2 million, for the six months ended June 30, 2017 and 2016, respectively, as a result of a decrease in handset sales within the retail operation of our wireless businesses and the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue increased by $0.4 million, or 8.2%, to $4.5 million from $4.9 million, for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that generated an aggregate of $2.0 million the six months ended June 30, 2017  as compared to $0.8 million of revenue for the six months ended June 30, 2016 which only includes revenue from One Communications from its acquisition date of May 3, 2016 and no revenue from Viya. This increase was partially offset by a decrease in our other international markets as a result of a reduction in handset sales.

•	Renewable Energy. Our Renewable Energy segment reported $0.1 million during the six months ended June 30, 2017 and 2016 as a result of consulting fees recognized by our Vibrant Energy operations.

Termination and access fee expenses.  Termination and access fees increased by $15.0 million, or 34.1%, to $58.4 million from $43.5 million for the six months ended June 30, 2017 and 2016, respectively.   Increases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $3.7 million, or 14.2%, to $22.4 million from $26.1 million, for the six months ended June 30, 2017 and 2016, respectively.  Within our wholesale wireless operations, the decrease was primarily a result of an expense reduction implemented over the last several quarters and expense offsets from funds received under the Phase I Mobility Funds.  Additionally, there was a decrease of $3.8 million within our other wireline operations as a result of the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $18.9 million, or 103.3%, to $37.2 million from $18.3 million, for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya operations that incurred an aggregate of $24.7 million of termination and access fees during the six months ended June 30, 2017 as compared to $5.3 million of termination and access fees for the six months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.  This increase was partially offset by some of our other markets which experienced operating efficiencies.

•

Renewable Energy.  Termination and access fees within our Renewable Energy segment decreased by $0.1 million to $0.6 million from $0.7 million for the six months ended June 30, 2017 and 2016, respectively.

Engineering and operations expenses.  Engineering and operations expenses include the expenses associated with developing, operating and supporting our expanding telecommunications networks and renewable energy operations, including the salaries and benefits paid to employees directly involved in the development and operation of our networks and renewable energy operations.

Engineering and operations expenses increased by $17.8 million, or 83.7%, to $39.0 million from $21.2 million for the six months ended June 30, 2017 and 2016, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $1.8 million, or 20.2%, to $7.1 million from $8.9 million, for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of operating efficiencies within our wireless businesses and the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $19.6 million, or 166.1%, to $31.4 million from $11.8 million, for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily the result of our One Communications and Viya Acquisitions that incurred an aggregate of $22.7 million of engineering and operations during the six months ended June 30, 2017 as compared to $0.9 million of engineering and operations expenses for the six months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.  This increase was partially offset by some of our other markets which experienced operating efficiencies and reported a reduction in engineering and operations.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment increased to $0.2 million from $0.1 million for the three months ended June 30, 2017 and 2016, respectively, as a result of expenses incurred for the development of our Vibrant Energy operations.

 Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses increased by $4.3 million, or 32.0%, to $17.7 million from $13.4 million for the six months ended June 30, 2017 and 2016, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $0.3 million, or 11.1%, to $2.4 million from $2.7 million, for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $4.6 million, or 43.0%, to $15.3 million from $10.7 million, for the six months ended June 30, 2017 and 2016, respectively. This increase was primarily attributable to our One Communications and Viya operations which incurred an aggregate $6.8 million sales and marketing expenses during the six months ended June 30, 2017 as compared to $0.9 million of sales and marketing expenses for the six months ended June 30, 2016 which only includes these expenses from One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.  This increase was partially offset by a reduction in sale and marketing expense in our Guyana market as a result of our sponsorship of events in 2016, celebrating the 50th anniversary of that country’s independence.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $1.8 million, or 24.6%, to $5.6 million from $7.4 million for the six months ended June 30, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $0.9 million, or 39.1%, to $1.4 million from $2.3 million, for the six months ended June 30, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom. Equipment expenses decreased within our International Telecom segment by $0.8 million, or 16.0%, to $4.2 million from $5.0 million, for the six months ended June 30, 2017 and 2016, respectively, as a result of an overall decrease in handset sales in our various markets.  The six months ended June 30, 2017 also includes $0.6 million of expenses from our One Communications and Viya operations as compared to none for the six months ended June 30, 2016.

 General and administrative expenses.  General and administrative expenses increased by $14.7 million, or 41.2%, to $50.3 million from $35.7 million for the six months ended June 30, 2017 and 2016, respectively.  Increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $0.9 million, or 11.7%, to $6.8 million from $7.7 million, for the six months ended June 30, 2017 and 2016, respectively as a result of the effects of the Sovernet Transaction partially offset by an increase in our wireless businesses to support its expanding wireless networks.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $12.8 million, or 98.5%, to $25.8 million from $13.0 million, for the six months ended June 30, 2017 and 2016, respectively, as a result of the One Communications and Viya operations which incurred an aggregate of $16.1 million and $3.6 million of general and administrative expenses during the six months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2016, general and administrative includes expenses of One Communications from its acquisition date of May 3, 2016 and no expenses from Viya.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $1.1 million, or 45.8%, to $3.5 million from $2.4 million for the six months ended June 30, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $1.7 million, or 13.5%, to $14.3 million from $12.6 million, for the six months ended June 30, 2017 and 2016, respectively, in order to support our expanding operations.

 Transaction-related charges.   We incurred $0.8 million and $14.1million of transaction‑related charges during the six months ended June 30, 2017 and 2016, respectively. Substantially all of the 2017 expenses were related to the Sovernet Transaction. For the six months ended June 30, 2016, substantially all of the expenses were related to our Viya, One Communications and Vibrant Acquisitions.

Restructuring Charges.    During the six months ended June 30, 2016, we incurred $1.8 million of certain restructuring costs in connection with the One Communications Acquisition.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses increased by $13.7 million, or 44.1%, to $44.7 million from $31.0 million for the six months ended June 30, 2017 and 2016, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $1.5 million, or 13.3%, to $12.8 million from $11.3 million, for the six months ended June 30, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades partially offset by the effects of the Sovernet Transaction.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $11.8 million, or 81.4%, to $26.3 million from $14.5 million, for the six months ended June 30, 2017 and 2016, respectively, primarily as a result of the One Communications and Viya operations which incurred an aggregate of $13.5 million of depreciation and amortization expenses during the six months ended June 30, 2017 and $2.4 million of depreciation and amortization expenses from the One Communications operations from May 3, 2016 through June 30, 2016.  For the six months ended June 30, 2016 depreciation and amortization includes expenses of One Communications from its acquisition date of May 3, 2016 and no expenses from Viya

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.9 million, or 37.5%, to $3.3 million from $2.4 million as a result of capital expenditures primarily related to the construction of our Vibrant Energy operations.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $0.4 million or 14.3% to $2.4 million from $2.8 million for the three months ended June 30, 2017 and 2016, respectively, as a result of certain tangible assets becoming fully depreciated.

 Loss on disposition of long-lived assets.   During the six months ended June 30, 2017, we recorded a loss of $1.1 million in connection with the Sovernet Transaction.

Impairment of long-lived assets.  During June 2016, as a result of industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, we identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and our view of future opportunities in the market which began to evolve in the second quarter of 2016.  As a result of these factors, the analysis concluded that certain U.S. Wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.1 million during the six months ended June 30, 2016.  The impairment reduced the carrying value of long lived assets by $3.6 million and goodwill by $7.5 million.

 Bargain purchase gain. In connection with the One Communications Acquisition, we recorded a bargain purchase gain of $7.3 million during the quarter ended June 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the six months ended June 30, 2016.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income decreased to $0.6 million from $0.7 million for the six months ended June 30, 2017 and 2016.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were offset by a decrease in those assets as compared to the previous year.

Interest expense.  Interest expense increased by $2.6 million to $4.5 million from $1.9 million for the six months ended June 30, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition, the term loans assumed with the One Communications Acquisition, which were refinanced on June 30, 2017 and the increased loan balance on the refinanced Ahana Debt.

Loss on deconsolidation of subsidiary.  During the six months ended June 30, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the Sovernet Transaction.

Other income (expense), net.   Other income (expense), net was an expense of $1.1 million for the six months ended June 30, 2017 and included our loss on our equity method investment in our Aruba operations of $1.9 million partially offset by a gain on the sale of marketable securities of $0.8 million.

Income taxes.  Our effective tax rate for the six months ended June 30, 2017 and 2016 was 20.3% and 46.0%, respectively.  The effective tax rate for the six months ended June 30, 2017 was primarily impacted by the following items: (i) a benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, and (ii) the mix of income generated among lower tax jurisdictions in which we operate.  The effective tax rate for the six months ended June 30, 2016 was primarily impacted by the following items: (i) certain transactional charges incurred in connection with acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our wireline business, and (iii) the mix of income generated among the jurisdictions in which we operate.  Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $9.8 million and $5.9 million of income generated by our less than wholly-owned subsidiaries for the six months ended June 30, 2017 and 2016, respectively, an increase of $3.9 million or 66.1%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests increased by $1.3 million, or 44.9%, to $4.2 million from $2.9 million for the six months ended June 30, 2017 and 2016, respectively, as a result of increased profitability at certain less than wholly owned subsidiaries of our wireless operations.

•

International Telecom. Net income attributable to non-controlling interests increased by $3.2 million, or 168.4% to $5.1 million from $1.9 million, primarily as a result of an increase in profits in our Bermuda operations as a result of our One Communications acquisitions.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.5 million, or 45.5%, to $0.6 million from $1.1 million, as a result of increased profitability our increased ownership within our domestic solar operations.

Net income attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders increased $9.7 million, or 320.0%, to $12.7 million from $3.0 million for the six months ended June 30, 2017 and 2016, respectively.

On a per share basis, net income increased to $0.78 per diluted share from $0.19 per diluted share for the six months ended June 30, 2017 and 2016, respectively.

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

As of June 30, 2017, we had approximately $256.3 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $110.0 million was held by our foreign subsidiaries and is permanently invested outside the United States.   In addition, we had approximately $159.7 million of debt, net of unamortized deferred financing costs, as of June 30, 2017. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital Expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewal energy operations.

During 2016, we paid $10.9 million to participate in the FCC Auction 1002 for 600 MHz spectrum licenses.  The auction was completed on March 30, 2017.  On April 6, 2017, we were notified that we were the high bidder for certain licenses and paid the remaining balance of $36.8 million to acquire those licenses during June 2017, which is included within Telecommunications Licenses on our balance sheet as of June 30, 2017.  Also as of June 30, 2017, we have reclassified the $10.9 million deposit from Other Assets to Telecommunications Licenses on our balance sheet.

For the six months ended June 30, 2017 and 2016, we spent approximately $78.5 million and $42.7 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Six months ended June 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$12,602	$37,118	$25,535	$3,294	$78,549
2016	16,447	22,283	242	3,755	42,727

(1)  Reconciling items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. With several major wireless and wireline network expansions and upgrades currently underway, we anticipate that capital expenditures for our telecom segments, for the year ending December 31, 2017, will be between $95 million and $115 million.  Capital expenditures for our Renewable Energy segment will be between $30 million and $45 million for the year ending December 31, 2017 primarily relating to our solar operations in India.

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

Dividends.    We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended June 30, 2017, our Board declared dividends to our stockholders, which includes a $0.34 per share dividend declared on June 16, 2017 and paid on July 10, 2017, of $5.5 million. We have declared quarterly dividends for the last 75 fiscal quarters.

Stock repurchase plan.     In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of June 30, 2017, we have $49.9 million available to be repurchased under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.     As of June 30, 2017, we had approximately $256.3 million in cash, cash equivalents, restricted cash and short term investments a decrease of $43.0 million from the December 31, 2016 balance of $299.3 million. The decrease is primarily attributable to cash used for capital expenditures of $78.5 million, purchases of telecommunications spectrum of $36.8 million and financing activities of $14.3 million, respectively, partially offset by cash provided by operations and the proceeds from our divestures of certain businesses of $64.3 million and $22.6 million, respectively.

Cash provided by operations.  Cash provided by operating activities was $65.5 million for the six months ended June 30, 2017 as compared to $50.7 million for the six months ended June 30, 2016.  The increase of $14.8 million was primarily related to an increase in cash provided by operations within our International Telecom segment as a result of our One Communications and Viya Acquisitions, an increase in cash provided by our U.S. Telecom segment primarily related to certain expense reductions and  an increase in cash provided by operations within our Renewable Energy segment primarily as a result of a decrease in transaction related expenses incurred in that segment in connection with our Vibrant Acquisition. These increases in cash provided by operations were partially offset by an increase in cash used within our corporate overhead to support our recent acquisitions.

Cash used in investing activities.  Cash used in investing activities was $89.4 million and $91.2 million for the six months ended June 30, 2017 and 2016, respectively.  The decrease in cash used for investing activities of $1.8 million was primarily related to an increase in capital expenditures of $35.8 primarily related to our 2016 acquisitions of One Communications, Viya and Vibrant, and a $26.0 million increase in cash used to acquire telecommunications spectrum.  These uses of cash were offset by the $22.6 million of cash received from the Sovernet and St. Maarten Transactions, which were completed in 2017, and the cash used for the purchase price paid for the acquisition of One Communications and Vibrant of $36.8 million in 2016.

Cash used in financing activities.  Cash used in financing activities was $14.3 million during the six months ended June 30, 2017 as compared to cash provided by financing activities of $0.7 million during the six months ended, June 30, 2016.  The six months ended June 30, 2017 includes $8.6 million of cash received from borrowings associated with the refinancing of the One Communications Debt as compared to no additional borrowings during the six months ended June 30, 2016. In addition, the six months ended June 30, 2017 includes only $0.1 million of cash received from our minority shareholders for additional investments in our consolidated subsidiaries as compared to $21.9 million of cash received during the six months ended June 30, 2016.  These two events make up the majority of the change in cash flows from financing activities of $15.0 million when comparing the six months ended June 30, 2017 to the six months ended June 30, 2016.  The remaining change is attributable to an increase of $0.6 million in repayments of term loans primarily associated with the One Communications Debt which was assumed on May 3, 2016 and the $1.0 million repurchase of minority interests in 2017 primarily in connection with the Sovernet disposition.

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

Amounts that we may borrow under the Credit Facility bear interest at a rate equal to, at our option of, either (i) the London Interbank Offered Rate (LIBOR) plus an applicable margin ranging between 1.50% to 1.75% or (ii) a base rate plus an applicable margin ranging from 0.50% to 0.75%.  Swingline loans will bear interest at the base rate plus the applicable margin for base rate loans.  The base rate is equal to the higher of (i) 1.00% plus the higher of (x) the one-week LIBOR and (y) the one-month LIBOR; (ii) the federal funds effective rate (as defined in the Credit Facility) plus 0.50% per annum; and (iii) the prime rate (as defined in the Credit Facility). The applicable margin is determined based on the ratio (as further defined in the Credit Facility) of our indebtedness to EBITDA. Under the terms of the Credit Facility, we must also pay a fee ranging from 0.175% to 0.250% of the average daily unused portion of the Credit Facility over each calendar quarter.

On January 11, 2016, we amended the Credit Facility to increase the amount that we are permitted to invest in our “unrestricted” subsidiaries, which are not subject to the covenants of the Credit Facility, from $275.0 million to $400.0 million (as such increased amount shall be reduced from time to time by the aggregate amount of certain dividend payments to our stockholders).    The Amendment also provides for the incurrence by us of incremental term loan facilities, when combined with increases to revolving loan commitments under the Credit Facility, in an aggregate amount not to exceed $200.0 million, which facilities shall be subject to certain conditions, including pro forma compliance with the total net leverage ratio financial covenant under the Credit Facility.

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

As of June 30, 2017, we had no borrowings under the Credit Facility and approximately $1.2 million of outstanding letters of credit.

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

The Original Ahana Debt also included a loan from Public Service Electric & Gas (the “PSE&G Loan”).  The PSE&G Loan bears interest at 11.3%, matures in 2027, and is secured by certain solar facilities.  Repayment of the Original Ahana Debt with PSE&G can be made in either cash or solar renewable energy credits (“SRECs”), at our discretion, with the value of the SRECs being fixed at the time of the loan’s closing.  Historically, we have made all repayments of the PSE&G Loan using SRECs.

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

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually basis for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of June 30, 2017, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of June 30, 2017, $2.4 million of the Original Ahana Debt, $64.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.8 million of the capitalized fees remain unamortized.

One Communications Debt

In connection with the Acquisition of One Communications on May 3, 2016, we assumed $35.4 million in debt (the “One Communications Debt”) in the form of a loan from HSBC Bank Bermuda Limited.  The One Communications Debt was scheduled to mature in 2021, was bearing interest at the three-month LIBOR rate plus a margin of 3.25%, and had repayment being made quarterly.  As of March 31, 2017, $28.9 million of the One Communications Debt was outstanding. The One Communications Debt contained customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow.

On May 22, 2017, we amended and restated the One Communications Debt to increase the original facility to $37.5 million.  The amended and restated debt is scheduled to mature on May 22, 2022 and bears an interest at the three month LIBOR rate plus an applicable margin rate ranging between 2.5% to 2.75% paid quarterly.  The amended and restated One Communications Debt contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and financial covenants that limit the ratio of tangible net worth to long term debt and total net debt to EBITDA and require a minimum debt service coverage ratio (net cash generated from operating activities plus interest expense less net capital expenditures to debt repayments plus interest expense).  The covenants are tested annually commencing the fiscal year ending December 31, 2017.

As a condition of the amended and restated agreement, within 90 days of the refinance date we are required to enter into a hedging arrangement equal to at least 30% of the notional amount and term corresponding to the maturity of the One Communications Debt.

In connection with the amended and restated debt, we increased the limit of the overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

We capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

As of June 30, 2017, $36.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

Viya Debt (formerly Innovative Debt)

On July 1, 2016, we, along with certain subsidiaries of ours, entered into a $60.0 million loan agreement (the Viya Debt). The Viya Debt agreement contains customary representations, warranties and affirmative and negative covenants (including limitations on additional debt, guaranties, sale of assets and liens) and a financial covenant that limits the maximum ratio of indebtedness less cash to annual operating cash flow.  The covenant is tested on an annual basis commencing fiscal 2017.  Interest is paid quarterly at a fixed rate of 4.0% and principal repayment is not required until maturity on July 1, 2026.  Prepayment of the Viya Debt may be subject to a fee under certain circumstance.  The debt is secured by certain assets of the Viya’s subsidiaries and guaranteed by us.

We paid a fee of $0.9 million to lock the interest rate at 4% per annum over the term of the debt.  The fee was recorded as a reduction to the debt carrying amount and will be amortized over the life of the loan.

As of June 30, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of June 30, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

Capital markets.  Our ability to raise funds in the capital markets depends on, among other things, general economic conditions, the conditions of the telecommunications and renewable energy industries, our financial performance, the state of the capital markets and our compliance with Securities and Exchange Commission (“SEC”) requirements for the offering of securities. On May 12, 2017, the SEC declared effective our “universal” shelf registration statement. This filing registered potential future offering of our securities.

Completed Acquisitions.  As discussed above, we funded our 2016 Acquisitions with $153.4 million of cash, net of cash acquired.  In addition, we financed $60.0 million of the Viya Acquisition purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the six months ended June 30, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $0.9 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar

Inflation

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement, We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the six months ended June 30, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $0.9 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar.

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

Interest Rate Sensitivity.    As of June 30, 2017, we had $36.2 million of variable rate debt outstanding, which we assumed as a part of the One Communications Acquisition and is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of June 30, 2017, we have $49.9 million available to be repurchased under the 2016 Repurchase Plan.

The following table reflects the repurchases by the Company of its common stock during the quarter ended June 30, 2017:

						(d)
						Maximum
						Number (or
					(c)	Approximate
			(b)		Total Number of	Dollar Value) of
	(a)		Average		Shares Purchased	Shares that May
	Total Number		Price		as Part of Publicly	be Purchased
	of Shares		Paid per		Announced Plans	Under the Plans or
Period	Purchased		Share		or Programs	Programs
April 1, 2017 — April 30, 2017	198	(1)	$69.95	(1)	—	$49,902,511
May 1, 2017 — May 31, 2017	1,326	(2)	$63.43	(2)	—	$49,902,511
June 1, 2017 — June 30, 2017	—		$—		—	$49,902,511

(1)

 Represents shares purchased on April 13, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)

 Includes shares purchased on May 11, 2017, May 20, 2017 and May 22, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

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

ATN International, Inc.

Date: August 8, 2017	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: August 8, 2017	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer