Form 10-Q
period 2017-09-30
ATN International, Inc.
filed 2017-11-09
CIK 879585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, 2017, the registrant had outstanding 16,016,566 shares of its common stock ($.01 par value).

ATN INTERNATIONAL, INC.

FORM 10-Q

Quarter Ended September 30, 2017

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (or the “Report”) contains forward-looking statements relating to, among other matters, our future financial performance and results of operations; the estimated timeline for restoration of our U.S. Virgin Islands operations; our estimates of total losses due to Hurricanes Irma and Maria; the competitive environment in our key markets, demand for our services and industry trends; the pace of expansion and improvement of our telecommunications network and renewable energy operations including our level of estimated future capital expenditures and our realization of the benefits of these investments; the anticipated timing of our build schedule and the commencement of energy production of our India renewable energy projects; and management’s plans and strategy for the future. These forward-looking statements are based on estimates, projections, beliefs, and assumptions and are not guarantees of future events or results.  Actual future events and results could differ materially from the events and results indicated in these statements as a result of many factors, including, among others, (1)  our ability to conduct and complete a full assessment of damage in the U.S. Virgin Islands; (2) our ability to restore our networks and services to our customers in the U.S. Virgin Islands in an efficient and timely manner; (3) our ability to operate our newly acquired businesses in Bermuda and the U.S. Virgin Islands and both integrate these operations into our existing operations and execute planned network expansions and upgrades; (4) the general performance of our operations, including operating margins, revenues, capital expenditures, and the future growth and retention of our major customers and subscriber base and consumer demand for solar power; (5) government regulation of our businesses, which may impact our FCC and other telecommunications licenses or our renewables business; (6) economic, political and other risks facing our operations; (7) our ability to maintain favorable roaming arrangements; (8) our ability to efficiently and cost-effectively upgrade our networks and IT platforms to address  rapid and significant technological changes in the telecommunications industry; (9) the loss of or an inability to recruit skilled personnel in our various jurisdictions, including key members of management; (10) our ability to find investment or acquisition or disposition opportunities that fit our strategic goals for the Company; (11) increased competition; (12) our ability to expand our renewable energy business; (13) our reliance on a limited number of key suppliers and vendors for timely supply of equipment and services relating to our network infrastructure; (14) the adequacy and expansion capabilities of our network capacity and customer service system to support our customer growth; (15) the occurrence of weather events and natural catastrophes; (16) our continued access to capital and credit markets; (17) the risk of currency fluctuation for those markets in which we operate and (18) our ability to realize the value that we believe exists in our businesses.  These and other additional factors that may cause actual future events and results to differ materially from the events and results indicated in the forward-looking statements above are set forth more fully under Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 1, 2017 and the other reports we file from time to time with the SEC.  The Company undertakes no obligation and has no intention to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors that may affect such forward-looking statements.

In this Report, the words “the Company”, “we,” “our,” “ours,” “us” and “ATN” refer to ATN International, Inc. and its subsidiaries. This Report contains trademarks, service marks and trade names that are the property of, or licensed by, ATN and its subsidiaries.

Reference to dollars ($) refer to U.S. dollars unless otherwise specifically indicated.

PART I—FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$224,597	$269,721
Restricted cash	833	524
Short-term investments	7,857	9,237
Accounts receivable, net of allowances of $16.1 million and $13.1 million, respectively	48,829	45,419
Materials and supplies	14,809	14,365
Prepayments and other current assets	37,813	28,103
Total current assets	334,738	367,369
Fixed Assets:
Property, plant and equipment	1,130,117	1,138,362
Less accumulated depreciation	(505,522)	(490,650)
Net fixed assets	624,595	647,712
Telecommunication licenses, net	95,952	48,291
Goodwill	63,969	62,873
Customer relationships, net	12,310	15,029
Restricted cash	16,206	18,113
Other assets	36,248	38,831
Total assets	$1,184,018	$1,198,218
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$13,944	$12,440
Accounts payable and accrued liabilities	129,016	92,708
Dividends payable	3,110	5,487
Accrued taxes	9,370	13,531
Advance payments and deposits	18,161	25,529
Other current liabilities	76	410
Total current liabilities	173,677	150,105
Deferred income taxes	45,655	46,622
Other liabilities	32,245	47,939
Long-term debt, excluding current portion	145,707	144,383
Total liabilities	397,284	389,049
Commitments and contingencies (Note 12)
ATN International, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value per share; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share; 50,000,000 shares authorized; 17,093,351 and 16,971,634 shares issued, respectively, and 16,016,860 and 16,138,983 shares outstanding respectively	169	169
Treasury stock, at cost; 1,076,491 and 832,652 shares, respectively	(36,095)	(23,127)
Additional paid-in capital	166,326	160,176
Retained earnings	512,175	538,109
Accumulated other comprehensive income	2,053	1,728
Total ATN International, Inc. stockholders’ equity	644,628	677,055
Non-controlling interests	142,106	132,114
Total equity	786,734	809,169
Total liabilities and equity	$1,184,018	$1,198,218

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUE:
Wireless	$57,254	$61,151	$167,945	$177,300
Wireline	56,309	66,129	181,568	122,190
Renewable energy	4,974	5,784	14,765	16,935
Equipment and other	3,595	5,731	9,214	12,046
Total revenue	122,132	138,795	373,492	328,471
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,387	34,359	85,758	77,872
Engineering and operations	18,852	19,372	57,881	40,621
Sales, marketing and customer service	8,440	8,377	26,176	21,814
Equipment expense	3,167	3,390	8,720	10,751
General and administrative	26,620	26,854	76,969	62,525
Transaction-related charges	61	2,091	887	16,156
Restructuring charges	—	—	—	1,785
Depreciation and amortization	21,157	21,866	65,904	52,913
Impairment of long-lived assets	—	349	—	11,425
Bargain purchase gain	—	—	—	(7,304)
(Gain) loss on disposition of long-lived assets	(593)	56	513	27
Loss on damaged assets and other hurricane related charges	36,566	—	36,566	—
Total operating expenses	141,657	116,714	359,374	288,585
Income from operations	(19,525)	22,081	14,118	39,886
OTHER INCOME (EXPENSE)
Interest income	453	236	1,087	929
Interest expense	(2,098)	(1,787)	(6,567)	(3,674)
Loss on deconsolidation of subsidiary	—	—	(529)	—
Other income (expense)	(690)	766	(1,751)	643
Other expense, net	(2,335)	(785)	(7,760)	(2,102)
INCOME BEFORE INCOME TAXES	(21,860)	21,296	6,358	37,784
Income taxes	(884)	9,602	4,839	17,178
NET INCOME (LOSS)	(20,976)	11,694	1,519	20,606
Net income attributable to non-controlling interests, net of tax expense of $0.3 million, $0.6 million, $0.7 million, and $1.0 million, respectively.	(3,784)	(4,523)	(13,535)	(10,400)
NET INCOME (LOSS) ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(24,760)	$7,171	$(12,016)	$10,206
NET INCOME (LOSS) PER WEIGHTED AVERAGE SHARE ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS:
Basic	$(1.53)	$0.44	$(0.74)	$0.63
Diluted	$(1.53)	$0.44	(0.74)	0.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	16,178	16,148	16,177	16,128
Diluted	16,178	16,241	16,177	16,228
DIVIDENDS PER SHARE APPLICABLE TO COMMON STOCK	$0.17	$0.34	$0.85	$0.98

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(20,976)	$11,694	$1,519	$20,606
Other comprehensive income:
Foreign currency translation adjustment	(1,311)	(164)	921	(200)
Reclassifications of gains on sale of marketable securities to net income	—	—	(1,044)	—
Unrealized gain (loss) on securities	67	—	(65)	—
Projected pension benefit obligation	—	—	513	—
Other comprehensive income (loss), net of tax	(1,244)	(164)	325	(200)
Comprehensive income (loss)	(22,220)	11,530	1,844	20,406
Less: Comprehensive income attributable to non-controlling interests	(3,784)	(4,523)	(13,535)	(10,400)
Comprehensive income (loss) attributable to ATN International, Inc.	$(26,004)	$7,007	$(11,691)	$10,006

The accompanying condensed notes are an integral part of these condensed consolidated financial statements.

ATN INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,519	$20,606
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	65,904	52,913
Provision for doubtful accounts	3,041	1,058
Amortization and write off of debt discount and debt issuance costs	458	372
Stock-based compensation	5,437	5,032
Deferred income taxes	1,456	(8,775)
Loss in equity method investments	2,033	—
Bargain purchase gain	—	(7,304)
Loss on disposition of long-lived assets	513	27
Loss on damaged assets from hurricanes	35,213	—
Gain on sale of investments	(1,055)	—
Impairment of long-lived assets	—	11,425
Loss on deconsolidation of subsidiary	529	—
Other non-cash activity	512	—
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Accounts receivable	(8,456)	(2,234)
Materials and supplies, prepayments, and other current assets	(1,875)	(9,471)
Prepaid income taxes	995	—
Accounts payable and accrued liabilities, advance payments and deposits and other current liabilities	13,642	(2,854)
Accrued taxes	(8,966)	21,886
Other assets	3,794	(2,169)
Other liabilities	7,294	11,593
Net cash provided by operating activities	121,988	92,105
Cash flows from investing activities:
Capital expenditures	(108,276)	(78,455)
Strategic investments	(18,107)	(2,000)
Divestiture of businesses, net of transferred cash of $2.1 million	22,381	—
Acquisition of businesses, net of acquired cash of $0 and $12.6 million	(2,363)	(145,454)
Purchases of spectrum licenses and other intangible assets, including deposits	(36,832)	(10,860)
Acquisition of non-controlling interest in subsidiary	—	(7,045)
Purchase of short-term investments	—	(7,422)
Proceeds from sale of investments	2,761	—
Change in restricted cash	1,598	(28,287)
Proceeds from disposition of long-lived assets	—	1,424
Net cash used in investing activities	(138,838)	(278,099)
Cash flows from financing activities:
Dividends paid on common stock	(16,502)	(15,469)
Proceeds from new borrowings	8,571	60,000
Distribution to non-controlling interests	(3,583)	(7,667)
Payment of debt issuance costs	(326)	(494)
Proceeds from stock option exercises	933	612
Principal repayments of term loan	(5,447)	(7,982)
Purchase of common stock	(11,139)	(3,997)
Repurchases of non-controlling interests	(1,103)	(767)
Investments made by minority shareholders in consolidated affiliates	122	22,409
Net cash (used in) provided by financing activities	(28,474)	46,645
Effect of foreign currency exchange rates on cash and cash equivalents	200	(263)
Net change in cash and cash equivalents	(45,124)	(139,612)
Cash and cash equivalents, beginning of period	269,721	392,045
Cash and cash equivalents, end of period	$224,597	$252,433
Supplemental cash flow information:
Noncash investing activity:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$15,668	$10,632

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

The Company offers the following principal services:

•

Wireless.  In the United States, the Company offers wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. The Company also offers wireless voice and data services to retail and wholesale customers in Bermuda, Guyana, the U.S. Virgin Islands, and the United States.

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

•

Renewable Energy.   In the United States, the Company provides distributed generation solar power to corporate and municipal customers. The Company also owns and develops projects in India providing distributed generation solar power to corporate customers.

The following chart summarizes the operating activities of the Company’s principal subsidiaries, the segments in which the Company reports its revenue and the markets it served as of September 30, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One (formerly Logic in Bermuda), GTT+, Viya (formerly Innovative), Logic
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One (formerly CellOne), GTT+, Viya (formerly Innovative and Choice)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One (formerly Bermuda CableVision), Viya (formerly Innovative), Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

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

Certain reclassifications have been made in the prior period financial statements to conform the Company’s consolidated income statements to how management analyzes its operations in the current period.  The changes did not impact operating income.  For the three months ended September 30, 2016 the aggregate impact of the changes included a decrease to termination and access fees of $2.4  million, an increase to engineering and operations expenses of $3.1 million, a decrease to sales and marketing expenses of $0.6  million, an increase in equipment expense of $0.3  million, and a decrease to general and administrative expenses of $0.4  million. For the nine months ended September 30, 2016 the aggregate impact of the changes included a decrease to termination and access fees of $2.8 million, an increase to engineering and operations expenses of $4.4 million, a decrease to sales and marketing expenses of $0.6 million, an increase in equipment expense of $0.4  million, and a decrease to general and administrative expenses of $1.4 million.

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 4.0% and 45.1%, respectively.  When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed.  The effective tax rate for the three months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely, (iv) a $228 thousand increase (net) in unrecognized tax benefits recognized discretely, (v) a $536 thousand benefit (net) to record a return to accrual adjustment recognized discretely and, (vi) the mix of income generated among the jurisdictions in which it operates.  The effective tax rate for the three months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with the Company’s acquisitions that had no tax benefit, (ii) the mix of income generated among the jurisdictions in which we operate, and (iii) $1.6 million provision (net) to record multiple discrete items. The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which it operates.  The Company’s effective tax rate for the nine months ended September 30, 2017 and 2016 was 76.1% and 45.5%, respectively.  The effective tax rate for the nine months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where the Company cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of its businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely in the third quarter, (iv) a $683 thousand increase (net) in unrecognized tax benefits related to current year and prior year positions recognized discretely in respective quarters, (v) a $367 thousand benefit (net) to record  return to accrual adjustments recognized discretely in the respective quarter and, (vi) the mix of income generated among the jurisdictions in which it operates.  The effective tax rate for the nine months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with the Company’s acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to the Company’s wireline business, (iii) the mix of income generated among the jurisdictions in which we operate, and (iv) $2.2 million provision (net) to record multiple discrete items. The Company’s effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. The Company’s consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which it operates.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which provides a single, comprehensive revenue recognition model for all contracts with customers. The revenue standard is based on the principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The FASB has since modified the standard with several ASU’s which must be adopted concurrently. The Company’s evaluation currently identifies the impacted areas to include, but not be limited to, the following:

•

The timing of revenue recognition and the allocation of revenue between equipment and services.  The reallocation and timing impacts generally arise when bundle discounts are provided in a contract arrangement that includes equipment and service performance obligations.  In these cases, the revenue will be allocated according to the relative stand-alone selling prices of the performance obligations included in the bundle and this may be different that how the products and services are billed to the customer and recognized under current guidance.  The Company also notes that a large majority of its products and services are sold to customers at stand-alone selling prices and bundle discounts are limited to certain geographic markets and services.

•

Contract cost assets will be established to defer incremental contract acquisition costs.  These costs generally relate to commissions paid to sales associates.  The Company expects to utilize the practical expedient which allows expensing of contract acquisition costs when the expected amortization period is one year or less.

•	The new standard will require certain amounts be recorded as contract assets and liabilities on the balance sheet as well as enhanced disclosures around performance obligations.

•

Overall, with the exception of the impacts mentioned above, we do not expect the standard will result in a substantive change to the method or allocation of revenues between services and equipment or the timing of revenue recognition.

The Company is in the process of determining quantitative information related to the impact of the new standard and our initial assessment may change due to changes in contractual terms or new service and product offerings.  The Company has identified, and is in the process of implementing, new systems, processes and controls which are required to implement ASU 2014-09.  The Company will adopt the standard on January 1, 2018.  The Company will use the modified retrospective adoption method which requires it to apply the standard only to the most current period presented with the cumulative effect of applying the standard being recognized through retained earnings at the adoption date.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective January 1, 2018, with early adoption permitted under certain circumstances.  At September 30, 2017, the Company holds approximately $20.1 million of equity investments accounted for under the cost method.  The Company is continuing to evaluate the overall impact of this guidance and currently does not expect the adoption of ASU 2016-01 will have a material effect on our Consolidated Financial Statements.

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

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides further clarification on eight cash flow classification issues. The standard further clarifies the classification of several elements of the statement of cash flows with the following being relevant to the company:

•	debt prepayment or debt extinguishment costs are classified as cash outflows from financing activities. This is consistent with the Company’s current accounting policy.

•

contingent consideration payments made three months or less after a business combination are classified as investing activities and those made after that time are classified as financing activities.  The Company currently classifies all payments made in a business combination as investing activities.  When adopted, the Company will reclassify $1.2 million of cash payments to financing activities for the nine months ended September 30, 2017.

•	proceeds from the settlement of insurance claims are classified on the basis of the nature of the loss. This is consistent with the Company’s current accounting policy.

•	distributions received from equity method investees are classified using either a cumulative earning or nature of distribution approach. The Company is currently evaluating both methods of adoption.

•	separately identifiable cash flows and application of the predominance principle. This is consistent with the Company’s current accounting policy.

ASU 2016-15 will become effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. ASU 2016-15 is to be applied using a retrospective transition method for each period presented. The Company will adopt this standard on January 1, 2018.

In October 2016 the FASB issued ASU 2016-16, “Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory”. The new standard eliminates all intra-entity sales of assets other than inventory, the exception under current standards that permits the tax effects of intra-entity asset transfers to be deferred until the transferred asset is sold to a third party or otherwise recovered through use. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new standard will be effective for the Company on January 1, 2018. The Company does not expect the impact of the new standard to be material to its Consolidated Financial Statements.

 In November 2016, the FASB issued Accounting Standards Update 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” or ASU 2016-18. The amendments in ASU 2016-18 are intended to reduce diversity in practice related to the classification and presentation of changes in restricted or restricted cash equivalents on the statement of cash flows. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. At September 30, 2017, the Company held $17.0 million of restricted cash. ASU 2016-18 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard on January 1, 2018.  Upon adoption of ASU 2016-18 the restricted cash balance at that time will be included in cash and cash equivalents in the statement of cash flows.

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

 In January 2017, the FASB issued Accounting Standards Update 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” or ASU 2017-04. The amendments in ASU 2017-04 simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities. Instead, under the amendments in ASU 2017-04, an entity performs its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but not more than the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual reporting periods, including interim periods within those periods, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard in the third quarter of 2017.  Refer to Note 4 for discussion of impairment tests performed during 2017.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”). The new guidance requires the service cost component to be presented separately from the other components of net benefit costs. Service cost will be presented with other employee compensation cost within operations. The other components of net benefit cost, such as interest cost, amortization of prior service cost and gains or losses are required to be presented outside of operations. This is a change from the Company’s current accounting policy in which all components of net periodic pension and postretirement benefit costs are included within operating income.  The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The guidance should be applied retrospectively for the presentation of the service cost component in the income statement and allows a practical expedient for the estimation basis for applying the retrospective presentation requirements. The Company will adopt ASU 2017-07 on January 1, 2018 and we are currently in the process of evaluating the impact of this guidance on our Consolidated Financial Statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). The standard: (a) expands and refines hedge accounting for both financial and non-financial risk components, (b) aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and (c) includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The guidance is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including the adoption in an interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance related to cash flow and net investment hedges existing at the date of adoption should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to presentation and disclosure should be applied prospectively. The Company is currently assessing the impact of ASU 2017-12 on its Consolidated Financial Statements.

3. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. The most significant estimates relate to the allowance for doubtful accounts, useful lives of the Company’s fixed and finite-lived intangible assets, allocation of purchase price to assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets, goodwill, assessing the impairment of assets, and income taxes. Actual results could differ significantly from those estimates.

4.  IMPACT OF HURRICANES IRMA AND MARIA

During September 2017, the Company’s operations and customers in the U.S. Virgin Islands were severely impacted by both Hurricane Irma and subsequently Hurricane Maria (collectively, the “Hurricanes”).  Both its wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to its wireline network and the ongoing lack of consistent commercial power in the territory since the Hurricanes, the Company has been unable to provide most of its wireline services, which comprise the majority of revenue, in the business.  Accordingly, it issued approximately $4.4  million of service credits to its subscribers in September, which are reflected as a reduction of its wireline revenue within our International Telecom segment.  Due to of the ongoing poor conditions on the islands, the continued lack of consistent commercial power, and the damage to its wireline infrastructure, the Company currently expects this impact to wireline revenue to continue for the next several quarters and estimates that it will be most pronounced in the fourth quarter of 2017.

As of November 9, 2017, the Company’s preliminary assessment of the level of wireline and wireless network damage by the Hurricanes and corresponding loss on the disposal of network has been estimated as $35.2 million.  This amount, along with $1.4 million of additional operating expenses that it specifically incurred during the quarter to address the impact of the Hurricanes, has been recorded in its statement of operations for the three and nine months ended September 30, 2017.  The level of network damage assessment and losses on damaged assets is based on information known as of the filing of this Form 10-Q.  Given the current conditions in the USVI, including curfews, limited access to areas of the islands and the lack of consistent commercial power, additional damages may be discovered upon being able to fully access these areas and/or once commercial power is restored and the Company can bring its networks fully online.  This assessment will continue to be updated in subsequent quarters as more information becomes available.

The Company has insurance coverage for a combination of replacement costs of damaged property, extra expenses and business interruption and could potentially receive proceeds up to an aggregate of approximately $34.0 million against these insurance claims but it believes that total losses for these items will exceed these aggregate proceeds.  The Company does not expect to record any insurance recovery, however, until 2018, when its assessment is complete and the Company can determine the amount and nature of its claims under its insurance policies.

In connection with the above, the Company also determined there was a triggering event to assess the related reporting unit’s goodwill and indefinite lived intangible assets for impairment.  After consideration of the write-downs of other assets within the reporting unit described above, the impairment test for goodwill and indefinite lived intangible assets was performed by comparing the fair value of the reporting unit to its carrying amount. The Company calculated the fair value of the reporting unit by utilizing an income approach, with Level 3 valuation inputs, including a cash flow discount rate of 14.5%.  Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates, and the amount and timing of expected future cash flows. The discount rate was based on a weighted‑average cost of capital, which represents the average rate the business would pay its providers of debt and equity. The cash flows employed in the discounted cash flow analysis were derived from internal and external forecasts.  The impairment assessment concluded that no impairment was required for the goodwill and indefinite lived intangible assets because the fair value of the reporting unit exceeded its carrying amount.

5. ACQUISITIONS AND DISPOSITIONS

International Telecom

Acquisitions

One Communications (formerly KeyTech Limited) Acquisition

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

The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Each of the Company and One Communications realized that their combined resources could better serve customers in Bermuda.  The bargain purchase gain is included in operating income for the nine months ended September 30, 2016.

Viya (formerly Innovative) Transaction

On July 1, 2016, the Company completed its acquisition of all of the membership interests of Caribbean Asset Holdings LLC (“CAH”), the holding company for the group of companies operating video services, Internet, wireless and landline services in the U.S. Virgin Islands, British Virgin Islands and St. Maarten (collectively, “Viya”), from the National Rural Utilities Cooperative Finance Corporation (“CFC”).  In April 2017, the U.S. Virgin Islands operations and the Company’s existing wireless operations rebranded their tradenames from “Innovative” and “Choice”, respectively, to “Viya.” The Company acquired the Viya operations for a contractual purchase price of $145.0 million, reduced by purchase price adjustments of $5.3 million (the “Viya Transaction”).  In connection with the transaction, the Company financed $60.0 million of the purchase price with a loan from an affiliate of CFC, the Rural Telephone Finance Cooperative (“RTFC”) on the terms and conditions of a Loan Agreement by and among RTFC, CAH and ATN VI Holdings, LLC, the parent entity of CAH and a wholly-owned subsidiary of the Company.  The Company funded the remaining purchase price with (i) $51.9 million in cash paid to CFC, (ii) $22.5 million in additional cash paid directly to fund Viya’ s pension in the fourth quarter of 2016, and (iii) $5.3 million recorded as restricted cash to satisfy Viya’ s other postretirement benefit plans.  On July 1, 2016, the Company began consolidating the results of Viya within its financial statements in its International Telecom segment.  Subsequent to the Viya Transaction, the Company sold the acquired businesses in St. Maarten and the British Virgin Islands, as further described in “Dispositions” below.

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

The acquired property, plant and equipment is comprised of telecommunication equipment located in the U.S Virgin Islands, British Virgin Islands and St. Maarten (subsequently disposed, see below).  The property, plant and equipment was valued using the income and cost approaches.  Cash flows were discounted between 14% and 25% based on the risk associated with the cash flows to determine fair value under the income approach.  The property, plant and equipment have useful lives ranging from 1 to 18 years and the customer relationships acquired have useful lives ranging from 7 to 13 years.  The fair value of the non-controlling interest was determined using the income approach with discount rates ranging from 15% to 25%.  The acquired receivables consist of trade receivables incurred in the ordinary course of business.  The Company has collected full amount of the receivables. The Company recorded a liability equal to the funded status of the plans in its purchase price allocation.  Discount rates between 3.6% and 3.9% were used to determine the pension and postretirement benefit obligations.

The goodwill generated from the Viya Transaction is primarily related to value placed on the acquired employee workforces, service offerings, and capabilities of the acquired businesses as well as expected synergies from future combined operations.  The goodwill is not deductible for income tax purposes.

The Company acquired Viya’s pension and other postretirement benefit plans as part of the transaction.  The plans cover employees located in the U.S. Virgin Islands and consist of noncontributory defined benefit pension plans and noncontributory defined medical, dental, vision and life benefit plans.  As noted above, the contractual purchase price included an adjustment related to the funded status of Viya’s pension and other postretirement benefit plans.  As contemplated by the transaction, the Company contributed approximately $22.5 million during the fourth quarter of 2016 to Viya’s pension plans.  This payment is recorded as a cash outflow from operations in the statement of cash flows in the fourth quarter of 2016.  At September 30, 2017, the Company held $5.1 million of restricted cash equal to the unfunded status of the other postretirement benefit plans.  The cash is restricted due to the Company’s intent to use the cash to satisfy future postretirement benefit obligations.

Dispositions

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

On August 18, 2017, the Company completed the sale of the Viya cable operations located in the British Virgin Islands.  The company did not recognize a gain or loss on the transaction.

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

Consideration Received	$25,926

Assets and liabilities disposed
Cash	1,821
Accounts receivable	1,696
Inventory	639
Prepaid	1,034
Property, plant and equipment	25,294
Other assets	288
Accounts payable and accrued liabilities	(1,718)
Advance payments and deposits	(1,897)
Net assets disposed	27,157

Consideration less net assets disposed	(1,231)

Transaction costs	(1,156)

Loss	$(2,387)

Prior to the closing of the transaction, the Company repurchased non-controlling interests from minority shareholders in a Sovernet subsidiary for $0.7 million.  The non-controlling interest had a book value of zero.  Additionally the Company recorded a loss on deconsolidation of $0.5 million.

The Company incurred $1.2 million of transaction related charges pertaining to legal, accounting and consulting services associated with the transaction, of which $0.6 million were incurred during the nine months ended September 30, 2017.  Since the Sovernet disposition does not relate to a strategic shift in our operations, the historic results and financial position of the operations are presented within continuing operations.

Subsequent to close of the Sovernet Transaction, management continually monitored and assessed the probability of earning the contingent consideration.  In September 2017, based on progress toward achieving the operational milestones necessary to earn the contingent consideration and the December 31, 2017 deadline under which such milestones are to be achieved, management has determined that the Company is unlikely to earn the contingent consideration or any material portion thereof.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the three and nine months ended September 30, 2017.

Prior to the Sovernet Transaction, in the second quarter of 2016, the Company recorded an impairment loss of $11.1 million on assets related to Sovernet.  The impairment consisted of a $3.6 million impairment of property, plant and equipment and $7.5 million impairment of goodwill.

Pro forma Results

The following table reflects unaudited pro forma operating results of the Company for the nine months ended September 30, 2016 as if the One Communications and Viya Transactions occurred on January 1, 2016. The pro forma amounts adjust One Communications’ and Viya’s results to reflect the depreciation and amortization that would have been recorded assuming the fair value adjustments to property, plant and equipment and intangible assets had been applied from January 1, 2016.  Also, the pro forma results were adjusted to reflect changes to the acquired entities’

capital structure related to the transaction.  One Communications’ results reflect the retirement of $24.7 million of debt.  Viya’s results reflect the retirement of $185.8 million of debt and the addition of $60 million of purchase price debt.  Finally, the Company’s results were adjusted to reflect the Company’s incremental ownership in BDC.  The historical results of the Vibrant Energy, and Western United States acquisitions are not included in the pro forma results as their impacts were not material to the Company’s historical results.

The pro forma results for the nine months ended September 30, 2016 include $5.4 million of impairment charges recorded by One Communications and Viya prior to the Company’s acquisition of the businesses.  Amounts are presented in thousands, except per share data.

	Nine months ended September 30,
(unaudited)	2016
	As	Pro-
	Reported	Forma
Revenue	$328,471	$407,096
Net income attributable to ATN International, Inc. Stockholders	10,206	12,768
Earnings per share:
Basic	0.63	0.79
Diluted	0.63	0.79

The three months ended September 30, 2016 is not presented because both the One Communications and Viya transactions were completed on or before July 1, 2016.  As a result there are no pro forma adjustments.  The unaudited pro forma data is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisitions had been consummated on these dates or of future operating results of the combined company following the transactions.

Renewable Energy

Vibrant Energy

On April 7, 2016, the Company completed its acquisition of a solar power development portfolio in India (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy.  The Company also retained several employees of the seller in the United Kingdom and India to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh, Maharashtra and Telangana and are based on a commercial and industrial business model, similar to the Company’s existing renewable energy operations in the United States.  As of April 7, 2016, the Company began consolidating the results of Vibrant Energy in its financial statements within its Renewable Energy segment.

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

  The consideration transferred includes $4.9 million paid as of September 30, 2017 and $1.3 million payable at future dates, which is contingent upon the passage of time and achievement of initial production milestones that are considered probable.  The acquired property, plant and equipment is comprised of solar equipment and the accounts payable and accrued liabilities consists mainly of amounts payable for certain asset purchases.  The fair value of the property, plant, and equipment was based on recent acquisition costs for the assets, given their recent purchase dates from third parties.  The goodwill is not deductible for income tax purposes and primarily relates to the assembled workforce of the business acquired.

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

Assets and liabilities of the Company measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

		September 30, 2017
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	$2,287	$—	$2,287
Short term investments	$371	$7,486	$7,857
Commercial paper	$—	$50,107	$50,107
Interest rate swap	$—	$(42)	$(42)
Total assets and liabilities measured at fair value	$2,658	$57,942	$60,600

	December 31, 2016
		Significant Other
	Quoted Prices in	Observable
	Active Markets	Inputs
Description	(Level 1)	(Level 2)	Total
Certificates of deposit	$—	$391	$391
Money market funds	$29,027	$—	$29,027
Short term investments	$1,751	$7,486	$9,237
Commercial paper	$—	$29,981	$29,981
Total assets measured at fair value	$30,778	$37,858	$68,636

Certificate of Deposit

As of September 30, 2017 and December 31, 2016, this asset class consisted of a time deposit at a financial institution denominated in U.S. dollars. The asset class is classified within Level 2 of the fair value hierarchy because the fair value was based on observable market data.

Money Market Funds

As of September 30, 2017 and December 31, 2016, this asset class consisted of a money market portfolio that comprises Federal government and U.S. Treasury securities. The asset class is classified within Level 1 of the fair value hierarchy because its underlying investments are valued using quoted market prices in active markets for identical assets.

Short Term Investments and Commercial Paper

As of September 30, 2017 and December 31, 2016, this asset class consisted of short term foreign and U.S. corporate bonds, equity securities, and commercial paper. Corporate bonds and including commercial paper are classified within Level 2 of the fair value hierarchy because the fair value is based on observable market data.  Equity securities are classified within Level 1 because fair value is based on quoted market prices in active markets for identical assets.

Other Fair Value Disclosures

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate their fair values because of the relatively short-term maturities of these financial instruments.

The fair value of the interest rate swap is measured using level 2 inputs.

In the third quarter of 2017, the Company made strategic investments totaling $18.1 million. The investments are accounted for as cost method investments.   At September 30, 2017, the Company holds $20.1 million of investments accounted for under the cost method.  The Company has not estimated the fair value of these investments because the fair value is not readily determinable and there have been no changes in circumstances which would have an adverse effect on the fair value of the investments.

The fair value of long-term debt is estimated using Level 2 inputs.  At September 30, 2017, the fair value of long-term debt, including the current portion, was $163.1 million and its book value was $159.7 million.  At December 31, 2016, the fair value of long-term debt, including the current portion, was $159.9 million and its book value was $156.8 million.

7. LONG-TERM DEBT

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2017, the Company was in compliance with all of the financial covenants of the Credit Facility.

As of September 30, 2017, the Company had no borrowings under the Credit Facility.

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

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually, until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes were used to repay the Original Ahana Debt in full except for the PSE&G Loan which remains outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of September 30, 2017, the Company was in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

The Company capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of September 30, 2017, $2.3 million of the Original Ahana Debt, $64.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.7 million of the capitalized fees remain unamortized.

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

As a condition of the amended and restated agreement, within 90 days of the refinance date the Company is required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and  a term corresponding to the maturity of the One Communications Debt.  As of July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

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

As of September 30, 2017, $36.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

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

As of September 30, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of September 30, 2017, the Company had received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $9.0 million has been recorded to date; $4.9 million is recorded within current liabilities in the Company’s consolidated balance sheet as of September 30, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

9. EQUITY

Stockholders’ equity was as follows (in thousands):

	Nine months ended September 30,
	2017			2016
	ATN	Non-Controlling		ATN	Non-Controlling	Total
	International, Inc.	Interests	Total Equity	International, Inc.	Interests	Equity
Equity, beginning of period	$677,055	$132,114	$809,169	$680,299	$81,425	$761,724
Stock-based compensation	5,415	—	5,415	5,034	—	5,034
Comprehensive income:	0	0			0
Net income	(12,016)	13,535	1,519	10,206	10,400	20,606
Projected pension benefit obligation	513	—	513	—	—	—
Unrealized loss on securities	(65)	—	(65)	—	—	—
Reclassifications of gains on sale of marketable securities to net income	(1,044)	—	(1,044)	—	—	—
Foreign Currency translation adjustment	921	—	921	(200)	—	(200)
Total comprehensive income	(11,691)	13,535	1,844	10,006	10,400	20,406
Issuance of common stock upon exercise of stock options	1,057	—	1,057	1,371	—	1,371
Dividends declared on common stock	(13,680)	—	(13,680)	(15,838)	—	(15,838)
Distributions to non-controlling interests	—	(3,761)	(3,761)	—	(7,828)	(7,828)
Investments made by non-controlling interests	—	123	123	—	22,409 (1)	22,409
Acquisition of One Communications	—	—	—	—	32,717	32,717
Acquisition of Viya	—	—	—	—	221	221
Acquisition from non-controlling interests	—	—	—	(306)	(270)	(576)
Loss on deconsolidation of subsidiary	—	529	529	—	—	—
Change in accounting method- adoption of ASC 2016-09	110	—	110	—	—	—
Repurchase of non-controlling interests	(670)	(434)	(1,104)	(4,105)	(2,940)	(7,045)
Purchase of treasury stock	(12,968)	—	(12,968)	(4,755)	—	(4,755)
Equity, end of period	$644,628	$142,106	$786,734	$671,706	$136,134	$807,840

(1)

During the nine months ended September 30, 2016, the holder of a non-controlling interest in one of ATN’s U.S. Telecom subsidiaries contributed $21.7 million of cash to the subsidiary. ATN maintained a controlling interest in the subsidiary both before and after the contribution.

10. NET INCOME (LOSS) PER SHARE

For the three and nine months ended September 30, 2017 and 2016, outstanding stock options were the only potentially dilutive securities. The reconciliation from basic to diluted weighted average shares of common stock outstanding is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Basic weighted-average shares of common stock outstanding	16,178	16,148	16,177	16,128
Stock options	—	93	—	100
Diluted weighted-average shares of common stock outstanding	16,178	16,241	16,177	16,228

The above calculation does not include approximately 5,000 shares related to certain stock options because the effects of such options were anti-dilutive during both the three and nine months ended September 30, 2016, respectively.

11. SEGMENT REPORTING

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

The following tables provide information for each operating segment (in thousands):

For the Three Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$36,830	$20,424	$—	$—	$57,254
Wireline	2,336	53,973	—	—	56,309
Renewable Energy	—	—	4,974	—	4,974
Equipment and Other	945	2,614	36	—	3,595
Total Revenue	40,111	77,011	5,010	—	122,132
Depreciation and amortization	6,301	12,088	1,656	1,112	21,157
Non-cash stock-based compensation	—	8	29	1,621	1,658
Operating income (loss)	15,987	(28,491)	976	(7,997)	(19,525)

For the Three Months Ended September 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$40,076	$21,075	$—	$—	$61,151
Wireline	6,936	59,193	—	—	66,129
Renewable Energy	—	—	5,784	—	5,784
Equipment and Other	548	5,045	138	—	5,731
Total Revenue	47,560	85,313	5,922	—	138,795
Depreciation and amortization	6,211	12,861	1,227	1,567	21,866
Non-cash stock-based compensation	—	—	28	1,371	1,399
Operating income (loss)	18,120	11,358	2,822	(10,219)	22,081

For the Nine Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$108,499	$59,446	$—	$—	$167,945
Wireline	10,443	171,125	—	—	181,568
Renewable Energy	—	—	14,765	—	14,765
Equipment and Other	1,939	7,101	174	—	9,214
Total Revenue	120,881	237,672	14,939	—	373,492
Depreciation and amortization	19,098	38,339	4,941	3,526	65,904
Non-cash stock-based compensation	—	146	86	5,205	5,437
Operating income (loss)	44,520	(7,713)	3,263	(25,952)	14,118

For the Nine Months Ended September 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$117,194	$60,106	$—	$—	$177,300
Wireline	18,793	103,397	—	—	122,190
Renewable Energy	—	—	16,935	—	16,935
Equipment and Other	1,716	10,071	259	—	12,046
Total Revenue	137,703	173,574	17,194	—	328,471
Depreciation and amortization	17,510	27,376	3,642	4,385	52,913
Non-cash stock-based compensation	—	—	86	4,946	5,032
Operating income (loss)	39,698	28,320	(734)	(27,398)	39,886

(1) Corporate and Other items refer to corporate overhead costs and consolidating adjustments

Selected balance sheet data for each of our segments as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
September 30, 2017
Cash, Cash equivalents, and Investments	$31,328	$111,336	$19,147	$70,643	$232,454
Total current assets	61,473	163,235	25,301	84,729	334,738
Fixed assets, net	100,349	347,421	158,554	18,271	624,595
Goodwill	35,268	25,421	3,280	—	63,969
Total assets	221,528	586,747	201,024	174,719	1,184,018
Total current liabilities	53,065	86,359	18,561	15,692	173,677
Total debt	—	95,464	64,187	—	159,651
December 31, 2016
Cash, Cash equivalents, and Investments	$22,235	$97,681	$27,378	$131,664	$278,958
Total current assets	50,983	143,201	37,440	135,745	367,369
Fixed assets, net	129,274	372,741	130,268	15,429	647,712
Goodwill	35,268	24,326	3,279	—	62,873
Total assets	240,006	597,454	190,253	170,505	1,198,218
Total current liabilities	23,162	95,502	12,603	18,838	150,105
Total debt	—	91,316	65,507	—	156,823

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$17,396	$54,775	$31,327	$4,778	$108,276
2016	26,709	36,543	10,326	4,877	78,455
(1)	Corporate and Other items refer to corporate overhead costs and consolidating adjustments.

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

In December 2016 the Government of Guyana and the Company met to discuss modifications of the Company’s exclusivity rights and other rights under its existing agreement and license.  Those discussions are on-going, however, there can be no assurance that those discussions will be concluded before the Government issues new licenses contemplated by the legislation or at all, or that such discussions will satisfactorily address the Company’s contractual exclusivity rights.  Although the Company believes that it would be entitled to damages or other compensation for any involuntary termination of its contractual exclusivity rights, it cannot guarantee that the Company would prevail in a proceeding to enforce its rights or that its actions would effectively halt any unilateral action by the Government.

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

GTT is also involved in several legal claims regarding its tax filings with the Guyana Revenue Authority dating back to 1991 regarding the deductibility of intercompany advisory fees as well as other tax assessments. The Company maintains that any liability GTT might be found to have with respect to the disputed tax assessments, totaling $44.1 million, would be offset in part by the amounts necessary to ensure that GTT’s return on investment was no less than 15% per annum for the relevant periods.  The Company believes that some adverse outcome is probable and has accordingly accrued $5.0 million as of September 30, 2017 for these matters.

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

We offer the following principal services:

•

Wireless.  In the United States, we offer wholesale wireless voice and data roaming services to national, regional, local and selected international wireless carriers in rural markets located principally in the Southwest and Midwest United States. We also offer wireless voice and data services to retail and wholesale customers in Bermuda, Guyana, the U.S. Virgin Islands, and the United States.

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

•

Renewable Energy.   In the United States, we provide distributed generation solar power to corporate and municipal customers. Beginning in April 2016, we began developing projects in India to provide distributed generation solar power to corporate customers.

The following chart summarizes the operating activities of our principal subsidiaries, the segments in which we report our revenue and the markets we served as of September 30, 2017:

Segment	Services	Markets	Tradenames
U.S. Telecom	Wireless	United States (rural markets)	Commnet, Choice, Choice NTUA Wireless
	Wireline	United States	Essextel
International Telecom	Wireline	Bermuda, Guyana, U.S. Virgin Islands, Cayman Islands	One (formerly Logic in Bermuda), GTT+, Viya (formerly Innovative), Logic
	Wireless	Bermuda, Guyana, U.S. Virgin Islands	One (formerly CellOne), GTT+, Viya (formerly Innovative and Choice)
	Video Services	Bermuda, U.S. Virgin Islands, Cayman Islands	One (formerly Bermuda CableVision), Viya (formerly Innovative), Logic
Renewable Energy	Solar	United States (Massachusetts, California, and New Jersey), India	Ahana Renewables, Vibrant Energy

We provide management, technical, financial, regulatory, and marketing services to our subsidiaries and typically receive a management fee equal to a percentage of their respective revenue. Management fees from our subsidiaries are eliminated in consolidation.

Impact of Hurricanes Irma and Maria

During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by Hurricane Irma and subsequently Hurricane Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory, we have been unable to provide most of our wireline services, which comprise the majority of revenue in the business, since the Hurricanes.  Accordingly, we issued approximately $4.4 million of service credits to our subscribers in September which are reflected as a reduction of our wireline revenue within our International Telecom segment.  Due to the ongoing poor conditions on the islands, the continued lack of consistent commercial power, and the damage to our wireline infrastructure, we currently expect this impact to wireline revenue to continue for the next several quarters and estimate that it will be most pronounced in the fourth quarter of 2017.

As of November 9, 2017, our preliminary assessment of the level of wireline and wireless network damage by the Hurricanes and corresponding loss has been estimated as $35.2 million.  This amount, along with $1.4 million of additional operating expenses that we specifically incurred during the quarter to address the impact of the Hurricanes, has been recorded in our statement of operations for the three and nine months ended September 30, 2017.  The level of network damage assessment and losses on damaged assets is based on information known as of the filing of this Form 10-Q.  Given the conditions in the USVI, including curfews, limited access to areas of the islands and the lack of consistent commercial power, additional damages may be discovered upon being able to fully access these areas and/or once commercial power is restored and we can bring our networks fully online.  This assessment will continue to be updated in subsequent quarters as more information becomes available.

We have insurance coverage for a combination of replacement costs of damaged property, extra expenses and business interruption and could potentially receive proceeds up to an aggregate of approximately $34.0 million against these insurance claims but we believe that total losses for these items will exceed these aggregate proceeds.  We do not expect to record any insurance recovery, however, until 2018, when our assessment is complete and we can determine the amount and nature of our claims under our insurance policies.

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

Renewable Energy

Vibrant Energy

On April 7, 2016, we completed our acquisition of a solar power development portfolio in India from Armstrong Energy Global Limited (“Armstrong”), a well-known developer, builder, and owner of solar farms (the “Vibrant Energy Acquisition”). The business operates under the name Vibrant Energy. We also retained several Armstrong employees in the United Kingdom and India to oversee the development, construction and operation of the India solar projects. The projects to be developed initially are located in the states of Andhra Pradesh, Maharashtra and Telangana and are based on a commercial and industrial business model, similar to our existing renewable energy operations in the United States.  As of April 7, 2016, we began consolidating the results of Vibrant Energy in our financial statements within our Renewable Energy segment.

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

On January 3, 2017, we completed the sale of the Viya cable operations located in St. Maarten for $4.8 million and recognized a gain of $0.1 million on the transaction.

On August 18, 2017, we completed the sale of the Viya cable operations located in the British Virgin Islands.  We did not recognize a gain or loss on the transaction.

The results of the St. Maarten, British Virgin Islands and Aruba operations are not material to our historical results of operations. Since the dispositions do not relate to a strategic shift in our operations, the historical results and financial position of the operations are presented within continuing operations.

 U.S. Wireline Business

On August 4, 2016, we entered into a stock purchase agreement to sell its integrated voice and data communications and wholesale transport businesses in New England and New York (“Sovernet”).  On March 8, 2017, we completed the sale for consideration of $25.9 million (the “Sovernet Transaction”).  The consideration included $20.9 million of cash, $3.0 million of receivables, and $2.0 million of contingent consideration.  The $3.0 million of receivables are held in escrow to satisfy working capital adjustments in favor of the acquirer, to fund certain capital expenditure projects related to the assets sold and to secure our indemnification obligations.  The contingent consideration represents the fair value of future payments related to certain operational milestones of the disposed assets.  The value of the contingent consideration could be up to $4.0 million based on whether or not the operational milestones are achieved by December 31, 2017.  In September 2017, based on progress toward achieving the operational milestones, and the December 31, 2017 deadline under which to do so, management determined that earning the contingent consideration was unlikely.  As a result the fair value of the contingent consideration was reduced to zero.  The amount was recorded as a loss on disposition of assets within operating income during the three and nine months ended September 30, 2017.

 Phase I Mobility Fund Grants

As part of the Federal Communications Commission’s (“FCC”) reform of its Universal Service Fund (“USF”) program, which previously provided support to carriers seeking to offer telecommunications services in high-cost areas and to low-income households, the FCC created the Phase I Mobility Fund (“Phase I Mobility Fund”), a one-time award meant to support wireless coverage in underserved geographic areas in the United States. We have received $21.1 million of Phase I Mobility Fund support to its wholesale wireless business (the “Mobility Funds”) to expand voice and broadband networks in certain geographic areas in order to offer either 3G or 4G coverage. As part of the receipt of the Mobility Funds, we committed to comply with certain additional FCC construction and other requirements. A portion of these funds was used to offset network capital costs and a portion is used to offset the costs of supporting the networks for a period of five years from the award date.

The Mobility Funds projects and their results are included within our U.S. Telecom segment. As of September 30, 2017, we have received approximately $21.1 million in Mobility Funds. Of these funds, $7.2 million was recorded as an offset to the cost of the property, plant, and equipment associated with these projects and, consequentially, a reduction of future depreciation expense.  The remaining $13.9 million received offsets operating expenses, of which $9.0 million has been recorded to date; $4.9 million is recorded within current liabilities in the our consolidated balance sheet as of September 30, 2017. The balance sheet presentation is based on the timing of the expected usage of the funds which will reduce future operations expenses through the expiration of the arrangement in July 2018.

Selected Segment Financial Information

The following represents selected segment information for the quarters ended September 30, 2017 and 2016 (in thousands):

For the Three Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$36,830	$20,424	$—	$—	$57,254
Wireline	2,336	53,973	—	—	56,309
Renewable Energy	—	—	4,974	—	4,974
Equipment and Other	945	2,614	36	—	3,595
Total Revenue	40,111	77,011	5,010	—	122,132
Operating income (loss)	15,987	(28,491)	976	(7,997)	(19,525)

For the Three Months Ended September 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$40,076	$21,075	$—	$—	$61,151
Wireline	6,936	59,193	—	—	66,129
Renewable Energy	—	—	5,784	—	5,784
Equipment and Other	548	5,045	138	—	5,731
Total Revenue	47,560	85,313	5,922	—	138,795
Operating income (loss)	18,120	11,358	2,822	(10,219)	22,081

(1) Reconciling items refer to corporate overhead costs and consolidating adjustments

A quarter over quarter summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $7.5 million, or 15.8%, to $40.1 million from $47.6 million for the three months ended September 30, 2017 and 2016, respectively.  Of this decrease, $1.9 million was attributable to our wholesale wireless operations which were subject to reduced wholesale roaming rates and revenue caps with certain carrier customers that more than offset an increase in the number of base stations and data traffic volumes.  In addition, revenue from our retail wireless business decreased by $1.4 million as a result of a decrease in subscribers and traffic volumes.  In our wireline businesses, the Sovernet Transaction resulted in a decrease of $5.3 million that was partially offset by a $0.7 million increase in our wholesale long-distance voice services.

Operating expenses within our U.S. Telecom segment decreased $5.4 million, or 18.3%, to $24.1 million from $29.5 million for the three months ended September 30, 2017 and 2016, respectively.  This decrease was primarily related to the Sovernet Transaction which resulted in a decrease of $5.9 million.

As a result of the above, our U.S. Telecom segment’s operating income decreased $2.1 million, or 11.6%, to $16.0 million from $18.1 million for the three months ended September 30, 2017 and 2016, respectively

•

International Telecom.  Revenues within our International Telecom segment decreased $8.3 million, or 9.7%, to $77.0 million from $85.3 million for the three months ended September 30, 2017 and 2016, respectively.  This decrease was primarily the result of the sale of our operations in St. Maarten and the British Virgin Islands,  $4.4 million of service credits issued during the month of September to customers impacted by the Hurricanes, and the deconsolidation of our Aruba operations.

Operating expenses within our International Telecom segment increased by $31.5 million, or 42.6%, to $105.5 million from $74.0 million for the three months ended September 30, 2017 and 2016, respectively.  This increase includes $36.6 million related to the impact of the Hurricanes including $35.2 million for damaged assets and $1.4 million of additional operating expenses.  This increase was partially offset by operating efficiencies and the effects of the sales of our operations in St. Maarten and the British Virgin Islands.

As a result, our International Telecom segment’s operating income decreased $39.9 million to a loss of $28.5 million from income of $11.4 million for the three months ended September 30, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $0.9 million, or 15.3%, to $5.0 million from $5.9 million for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

Operating expenses within our Renewable Energy segment increased $0.9 million, or 29.0%, to $4.0 million from $3.1million for the three months ended September 30, 2017 and 2016, respectively.  This increase in expenses was primarily associated with additional expenses incurred for the continued development of our Vibrant Energy operations.

As a result, our Renewable Energy segment’s operating income decreased by $1.8 million, or 64.3%, to $1.0 million from $2.8 million for the three months ended September 30, 2017 and 2016, respectively.

The following represents a quarter over quarter discussion and analysis of our results of operations for the quarter ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)
REVENUE:
Wireless	$57,254	$61,151	$(3,897)	(6.4)%
Wireline	56,309	66,129	(9,820)	(14.8)
Renewable Energy	4,974	5,784	(810)	(14.0)
Equipment and other	3,595	5,731	(2,136)	(37.3)
Total revenue	122,132	138,795	(16,663)	(12.0)
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	27,387	34,359	(6,972)	(20.3)
Engineering and operations	18,852	19,372	(520)	(2.7)
Sales, marketing and customer services	8,440	8,377	63	0.8
Equipment expense	3,167	3,390	(223)	(6.6)
General and administrative	26,620	26,854	(234)	(0.9)
Transaction-related charges	61	2,091	(2,030)	(97.1)
Depreciation and amortization	21,157	21,866	(709)	(3.2)
Impairment of long-lived assets	—	349	(349)	(100.0)
(Gain) loss on disposition of long-lived assets	(593)	56	(649)	(1,158.9)
Loss on damaged assets and other hurricane related charges	36,566	—	36,566	100.0
Total operating expenses	141,657	116,714	24,943	21.4
Income from operations	(19,525)	22,081	(41,606)	(188.4)
OTHER INCOME (EXPENSE):
Interest income	453	236	217	91.9
Interest expense	(2,098)	(1,787)	(311)	17.4
Other expense, net	(690)	766	(1,456)	(190.1)
Other income (expense), net	(2,335)	(785)	(1,550)	197.5
INCOME BEFORE INCOME TAXES	(21,860)	21,296	(43,156)	(202.6)
Income tax expense	(884)	9,602	(10,486)	(109.2)
NET INCOME	(20,976)	11,694	(32,670)	(279.4)
Net income attributable to non-controlling interests, net of tax:	(3,784)	(4,523)	739	(16.3)
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(24,760)	$7,171	$(31,931)	(445.3)%

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

The most significant competitive factor we face in our U.S. Telecom’s wholesale wireless business is the extent to which our carrier customers choose to roam on our networks or elect to build or acquire their own infrastructure in a market, reducing or eliminating their need for our services in those markets. Occasionally, we have entered into buildout projects with existing carrier customers to help the customer accelerate the buildout of a given area. Pursuant to these arrangements, we agree to incur the cost of building and operating a network in a newly designated area meeting specified conditions. In exchange, the carrier agrees to lease us spectrum in that area and enter into a contract with specific pricing and terms. Historically, these arrangements typically have included a purchase right in favor of the carrier to purchase that portion of the network for a predetermined price, depending on when the right to purchase is exercised. We currently have one buildout arrangement of approximately 100 cell sites, which provides the carrier with a right, exercisable in early 2018, to purchase such sites. We believe the holder is likely to exercise their right to purchase the network assets but due to the nature of the agreement with the holder, we expect minimal cash proceeds and to record a significant gain at the closing.

Retail revenue.  Both our U.S. Telecom and International Telecom segments generate retail wireless revenues by providing mobile voice or data services to our subscribers. Retail wireless revenues also include roaming revenues generated by other carriers’ customers roaming into our retail markets.

Wireless revenue decreased by $3.9 million, or 6.4%, to $57.3 million for the three months ended September 30, 2017 from $61.2 million for the three months ended September 30, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $3.3 million, or 8.2%, to $36.8 million from $40.1 million, for the three months ended September 30, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $1.9 million or 5.5%, to $32.4 million from $34.3 million for the three months ended September 30, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates and revenue caps with certain carrier customers partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,061 from 926 as of September 30, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $1.4 million, or 24.1%, to $4.4 million from $5.8 million for the three months ended September 30, 2017 and 2016, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $0.7 million, or 3.3%, to $20.4 million from $21.1 million, for the three months ended September 30, 2017 and 2016, respectively. This decrease was primarily the result of reduced roaming revenues and the effects of the deconsolidation of our Aruba operations.  These decreases were partially offset by an increase in our wireless subscribers in Guyana.

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

Wireline revenue decreased by $9.8 million, or 14.8%, to $56.3 million from $66.1million for the three months ended September 30, 2017 and 2016, respectively.    The decreases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $4.6 million, or 66.7%, to $2.3 million from $6.9 million, for the three months ended September 30, 2017 and 2016, respectively.  Of this decrease $5.3 million was the result of the effects of the Sovernet Transaction which was partially offset by an increase in traffic volumes within our wholesale long-distance voice operations.

•

International Telecom.  Within our International Telecom segment, wireline revenue decreased by $5.2 million, or 8.8%, to $54.0 million from $59.2 million for the three months ended September 30, 2017 and 2016, respectively. This decrease was primarily related to $4.4 million of service disruption credits from damages related to the Hurricanes, the sale of our operations in St. Maarten and the British Virgin Islands, and the deconsolidation of our Aruba operations.

 With completion of the Sovernet Transaction, we expect that the remaining wireline revenue within our U.S. Telecom segment will be immaterial to the total segment.

 Within our International Telecom segment, we anticipate that wireline revenue will decrease, as compared to the current quarter, in our US Virgin Island markets, during the next several quarters, as a result of the impact of the Hurricanes and the time necessary to rebuild our wireline network to service our customers. In our other international markets we may incur a decline in video revenues as a result of subscribers using alternative methods to receive video content.  We anticipate that wireline revenue from our international long‑distance business in Guyana will continue to decrease as consumers seek to use alternative technology services to place calls as well as a result of the loss of market share should we cease to be the exclusive provider of domestic fixed and international long‑distance service in Guyana, whether by reason of the Government of Guyana implementing recently-passed legislation or new regulations or the lack of enforcement of our exclusive rights. While the loss of our exclusive rights will likely cause an immediate reduction in our wireline revenue, over the longer term such declines may be offset by increased revenue from data services to consumers and enterprises in Guyana, an increase in regulated local calling rates in Guyana, an increase in wholesale transport services and large enterprise and agency sales in the United States. We currently cannot predict when or if the Government of Guyana will take any action to implement such legislation or any other action that would otherwise affect our exclusive rights in Guyana. See Note 12 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Renewable energy revenue.  Renewable energy revenue represents revenue from the sale of electricity through long-term (10 to 25 years) power purchase agreements (“PPAs”) as well as the sale of solar renewable energy credits and performance-based incentives (“SRECs”), which have a contract term of up to ten years.

Renewable energy revenue decreased $0.8 million, or 14.0%, to $5.0 million from $5.8 million for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

Our PPAs, which are typically priced at or below local retail electricity rates, allow our customers to secure electricity at predictable and stable prices over the duration of their long-term contract. As such, our PPAs provide us with high-quality contracted cash flows which will continue over their average remaining life.  For these reasons, we expect that Renewable Energy revenue within the United States will remain fairly consistent in the near term but will continue to decline in the longer term as the solar renewable energy credits continue to expire.

With the completion of our Vibrant Energy Acquisition, we are currently developing projects in India to provide distributed generation solar power to corporate and utility customers.  During the three months ended September 30, 2017, we recognized $0.4 million of revenue from those projects.

We have a pipeline of qualified grid capacity, feasibility study approvals and land or options to acquire land that may allow us to build projects generating in excess of 250MWs but the timing and extent of our build out of that pipeline will depend on market conditions, including financing.

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

Equipment and other revenue decreased by $2.1 million, or 37.3%, to $3.6 million from $5.7 million for the three months ended September 30, 2017 and 2016, respectively.   The net decreases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue increased within our U.S. Telecom segment by $0.4 million, or 80.0%, to $0.9 million from $0.5 million, for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of an increase in handset sales in the retail operation of our wireless business partially offset by the Sovernet transaction.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue decreased by $2.4 million, or 48.0%, to $2.6 million from $5.0 million, for the three months ended September 30, 2017 and 2016, respectively. This decrease was the result of a reduction in handset sales within most of our international markets and the impact of the Hurricanes.

•

Renewable Energy. Our Renewable Energy segment reported nominal amounts during the three months ended September 30, 2017 and 2016 as a result of consulting fees recognized by our Vibrant Energy operations.

We believe that equipment and other revenue will remain fairly consistent as a percentage of total revenues.

Termination and access fee expenses.  Termination and access fee expenses are charges that we pay for voice and data transport circuits (in particular, the circuits between our wireless sites and our switches), internet capacity, video programming costs, other access fees we pay to terminate our calls, telecommunication spectrum fees and direct costs associated with our Renewable Energy segment.

Termination and access fees decreased by $7.0 million, or 20.3%, to $27.4 million from $34.4 million for the three months ended September 30, 2017 and 2016, respectively.   The net increases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $2.2 million, or 17.3%, to $10.5 million from $12.7 million, for the three months ended September 30, 2017 and 2016, respectively.  The decrease was primarily related to our wireline operations which incurred a decrease of $2.9 million as a result of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, termination and access fees decreased by $4.9 million, or 22.9%, to $16.5 million from $21.4 million, for the three months ended September 30, 2017 and 2016, respectively. The decrease was primarily related to a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes.

•

Renewable Energy.  Termination and access fees within our Renewable Energy segment increased slightly to $0.4 million from $0.3 million for the three months ended September 30, 2017 and 2016, respectively.

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

Engineering and operations expenses decreased by $0.5 million, or 2.7%, to $18.9 million from $19.4 million for the three months ended September 30, 2017 and 2016, respectively.  The net decrease in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $1.2 million, or 28.6%, to $3.0 million from $4.2 million, for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of the effects of the Sovernet Transaction and operating efficiencies within our wireless businesses.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $0.3 million, or 2.0%, to $15.2 million from $14.9 million, for the three months ended September 30, 2017 and 2016, respectively. This increase was primarily the result of additional costs incurred to support our upgraded networks and additional technologies.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment remained consistent at $0.1 million.  These expenses were primarily incurred for the continued development of our Vibrant Energy operations.

We expect to incur additional engineering and operations expenses necessary to repair and replace those network assets which were damaged by the Hurricanes, to continue the development of our Vibrant Energy projects and to complete technology upgrades within our International Telecom segment. However, upon completion of the construction and those upgrades, we expect that engineering and operations will remain fairly consistent as a percentage of revenues.

 Sales and marketing expenses.    Sales and marketing expenses include salaries and benefits we pay to sales personnel, customer service expenses, sales commissions and the costs associated with the development and implementation of our promotion and marketing campaigns.

Sales and marketing expenses remained consistent at $8.4 million for the three months ended September 30, 2017 and 2016.  Sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $1.2 million, or 85.7%, to $0.2 million from $1.4 million, for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business and the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $1.3 million, or 18.6%, to $8.3 million from $7.0 million, for the three months ended September 30, 2017 and 2016, respectively. This increase was primarily related to additional marketing promotional costs in addition to incurred sales commissions.

We expect sales, marketing and customer service expenses to remain fairly consistent as a percentage of revenues in the longer term but may increase in the next several quarters to help support those operations which were impacted by the Hurricanes.

Equipment expenses.  Equipment expenses include the costs of our handset and customer resale equipment in our retail businesses.

Equipment expenses decreased by $0.2 million, or 6.6%, to $3.2 million from $3.4 million for the three months ended September 30, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $0.2 million, or 20.0%, to $0.8 million from $1.0 million, for the three months ended September 30, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operations of our wireless businesses.

•	International Telecom. Equipment expenses within our International Telecom segment remained consistent at $2.4 million, for the three months ended September 30, 2017 and 2016.

We believe that equipment expenses will remain fairly consistent as a percentage of equipment revenues.

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

General and administrative expenses decreased by $0.2 million, or 0.9%, to $26.6 million from $26.9 million for the three months ended September 30, 2017 and 2016, respectively.  Year over year changes in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $0.1 million, or 2.5%, to $3.9 million from $4.0 million, for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of Sovernet Transaction partially offset by an increase in our wireless businesses to support its expanding wireless networks.

•

International Telecom. General and administrative expenses decreased within our International Telecom segment by $0.6 million, or 4.0%, to $14.3 million from $14.9 million, for the three months ended September 30, 2017 and 2016, respectively, as a result of operating efficiencies being achieved in most of our international markets.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $0.5 million, or 35.7%, to $1.9 million from $1.4 million for the three months ended September 30, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $0.1 million, or 1.5%, to $6.6 million from $6.5 million, for the three months ended September 30, 2017 and 2016, respectively, in order to support our expanding operations.

We expect that general and administrative expenses to increase over the next several quarter to help support the repair and restoration of our networks in our International Telecom segment which were impacted by the Hurricanes.  We also expect to incur additional general and administrative expenses necessary to continue the development of our Vibrant Energy projects that will disproportionately affect our Renewable Energy results.

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

We incurred $0.1 million and $2.1 million of transaction‑related charges during the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2016, substantially all of the transaction-related expenses were related to our Viya, One Communications and Vibrant Acquisitions.

Depreciation and amortization expenses.  Depreciation and amortization expenses represent the depreciation and amortization charges we record on our property and equipment and on certain intangible assets.

Depreciation and amortization expenses decreased by $0.7 million, or 3.2%, to $21.2 million from $21.9 million for the three months ended September 30, 2017 and 2016, respectively.  Net decreases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $0.1 million, or 1.6%, to $6.3 million from $6.2 million, for the three months ended September 30, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades, which were partially offset by the effects the Sovernet Transaction.

•

International Telecom. Depreciation and amortization expenses decreased within our International Telecom segment by $0.8 million, or 6.2%, to $12.1 million from $12.9 million, for the three months ended September 30, 2017 and 2016, respectively, primarily as a result of the sales of our operations in St. Maarten and the British Virgin Islands.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $0.5 million, or 41.7%, to $1.7 million from $1.2 million as a result of certain projects within our Vibrant Energy operations being placed into service.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $0.5 million or 31.3% to $1.1 million from $1.6 million for the three months ended September 30, 2017 and 2016, respectively, as a result of certain tangible assets becoming fully depreciated.

We expect depreciation expense to increase as we rebuild our networks in the International Telecom segment which were impacted by the Hurricanes and as we acquire more tangible assets to expand or upgrade our other telecommunications networks, build or acquire solar power generating facilities and amortize intangible assets recorded in connection with acquisitions.

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

Gain or loss on disposition of long-lived assets.   During the three months ended September 30, 2017, we recorded a gain of $0.6 million related to the Sovernet Transaction.  During the three months ended September 30, 2016, we disposed of certain assets within our International Telecom segment and recognized a loss on such disposition of $0.1 million.

Loss on damaged assets and other hurricane related charges.  During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by both Hurricane Irma and subsequently Hurricane Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory since the Hurricanes, we have been unable to provide most of our wireline services, which comprise the majority of revenue, in the business.  Due to the ongoing poor conditions on the islands, the continued lack of consistent commercial power, and the damage to our wireline infrastructure, we currently expect this impact to wireline revenue to continue for the next several quarters and estimate that it will be most pronounced in the fourth quarter of 2017.

As of November 9, 2017, our preliminary assessment of the level of wireline and wireless network damage by the Hurricanes and corresponding loss has been estimated as $35.2 million.  This amount, along with $1.4 million of additional operating expenses that we specifically incurred during the quarter to address the impact of the Hurricanes, has been recorded in our statement of operations for the three and nine months ended September 30, 2017.  The level of network damage assessment and losses on damaged assets is based on information known as of the filing of this Form 10-Q.  Given the current conditions in the USVI, including curfews, limited access to areas of the islands and the lack of consistent commercial power, additional damages may be discovered upon being able to fully access these areas and/or once commercial power is restored and we can bring our networks fully online.  This assessment will continue to be updated in subsequent quarters as more information becomes available.

We have insurance coverage for a combination of replacement costs of damaged property, extra expenses and business interruption and could potentially receive proceeds up to an aggregate of approximately $34.0 million against these insurance claims but we believe that total losses for these items will exceed these aggregate proceeds.  We do not expect to record any insurance recovery, however, until 2018, when our assessment is complete and we can determine the amount and nature of our claims under our insurance policies.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased by $0.2 million, or 91.9%, to $0.5 million from $0.2 million for the three months ended September 30, 2017 and 2016, respectively. The effects of an increase in the return on our cash, cash equivalents and marketable securities were offset by a decrease in those assets as compared to the previous year.

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

Interest expense increased by $0.3 million to $2.1million from $1.8 million for the three months ended September 30, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition and the increased loan balance on the refinanced Ahana Debt.

Other income (expense), net.  Other income (expense), net represents miscellaneous non-operational income we earned or expenses we incurred. Other income (expense), net was an expense of $0.7 million and income of $0.8 million for the three months ended September 30, 2017 and 2016, respectively primarily as a result of gains and losses on foreign currency transactions.

Income taxes.  Our effective tax rate for the three months ended September 30, 2017 and 2016 was 4.0% and 45.1%, respectively.  When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed.  The effective tax rate for the three months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S. Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of our businesses in New England,

New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely, (iv) a $228 thousand increase (net) in unrecognized tax benefits recognized discretely, (v) a $536 thousand benefit (net) to record a return to accrual adjustment recognized discretely and, (vi) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the three months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our acquisitions that had no tax benefit, (ii) the mix of income generated among the jurisdictions in which we operate, and (iii) $1.6 million provision (net) to record multiple discrete items. Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $3.8 million and $4.5 million of income a generated by our unconsolidated subsidiaries for the three months ended September 30, 2017 and 2016, respectively.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests decreased by $0.7 million, or 35.0%, to $1.3 million from $2.0 million for the three months ended September 30, 2017 and 2016, respectively, as a result of decreased profitability at certain less that wholly owned subsidiaries of our wireless operations.

•

International Telecom. Net income attributable to non-controlling interests increased by $0.2 million, to an allocation of income of $2.2 million from $2.0 million primarily as a result of an increase in profits in our Bermuda operations and as a result of our One Communications Acquisition.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.2 million, or 40.0%, to $0.3 million from $0.5 million, as a result of increased profitability and of our increased ownership percentage of our domestic solar operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was a loss of $24.8 million for the three months ended September 30, 2017 and income of $7.2 million for the three months ended September 30, 2016.

On a per share basis, net income (loss) was a loss of $1.53 per diluted share and income of $0.44 per diluted share for the three months ended September 30, 2017 and 2016, respectively.

Selected Segment Financial Information

The following represents selected segment information for the nine months ended September 30, 2017 and 2016 (in thousands):

For the Nine Months Ended September 30, 2017

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$108,499	$59,446	$—	$—	$167,945
Wireline	10,443	171,125	—	—	181,568
Renewable Energy	—	—	14,765	—	14,765
Equipment and Other	1,939	7,101	174	—	9,214
Total Revenue	120,881	237,672	14,939	—	373,492
Operating income (loss)	44,520	(7,713)	3,263	(25,952)	14,118

For the Nine Months Ended September 30, 2016

	U.S.	International	Renewable	Corporate and
	Telecom	Telecom	Energy	Other (1)	Consolidated
Revenue
Wireless	$117,194	$60,106	$—	$—	$177,300
Wireline	18,793	103,397	—	—	122,190
Renewable Energy	—	—	16,935	—	16,935
Equipment and Other	1,716	10,071	259	—	12,046
Total Revenue	137,703	173,574	17,194	—	328,471
Operating income (loss)	39,698	28,320	(734)	(27,398)	39,886

A year over year summary of our segment results is as follows:

•

U.S. Telecom.  Revenues within our U.S. Telecom segment decreased by $16.8 million, or 12.2%, to $120.9 million from $137.7 million for the nine months ended September 30, 2017 and 2016, respectively.  Of this decrease, $7.8 million was attributable to our wholesale wireless operations which were subject to reduced wholesale roaming rates and revenue caps with certain carrier customers that more than offset an increase in its number of base stations and data traffic volumes.  In addition, revenue from our retail wireless business decreased $0.9 million as a result of decreased subscribers and traffic volumes.  In our wireline businesses, the Sovernet Transaction resulted in a decrease in revenue of $11.5 million which was partially offset by an increase in our wholesale long distance voice services of $2.7 million.

Operating expenses within our U.S. Telecom segment decreased $21.6 million, or 22.0%, to $76.4 million from $98.0 million for the nine months ended September 30, 2017 and 2016, respectively.  This decrease was primarily related to a decrease of $14.0 million as a result of the Sovernet Transaction, expense reductions implemented over the last several quarters and expense offsets from funds received under the Phase I Mobility Funds partially offset by expansions and upgrades of our networks.

As a result of the above, our U.S. Telecom segment’s operating income increased $4.8 million, or 12.1%, to $44.5 million from $39.7 million for the nine months ended September 30, 2017 and 2016, respectively.

•

International Telecom.  Revenues within our International Telecom segment increased $64.1 million, or 36.9%, to $237.7 million from $173.6 million for the nine months ended September 30, 2017 and 2016, respectively.  This increase was related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $130.2 million of revenue during the nine months ended September 30, 2017 as compared to $61.2 million for the nine months ended September 30, 2016.  This $69.0 million increase was partially offset by our sale of our operations in St. Maarten and the British Virgin Islands,  $4.4 million of service credits issued for the month of September to customers impacted by the Hurricanes and the deconsolidation of our Aruba operations.

Operating expenses within our International Telecom segment increased by $100.1 million, or 68.9%, to $245.4 million from $145.3 million for the nine months ended September 30, 2017 and 2016, respectively.  This increase was related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $124.5 million of operating expenses during the nine months ended September 30, 2017 as compared to $57.9 million for the nine months ended September 30, 2016.   In addition to this $66.6 million increase, the segment increase also includes $36.6 million related to the impact of the Hurricanes including $35.2 million for damaged assets and $1.3 million of additional operating expenses.  These increases were partially offset by operating efficiencies and the effects of the sale of our operations in St. Maarten and the British Virgin Islands.

As a result, our International Telecom segment’s operating income decreased to a loss of $7.7 million from income of $28.3 million for the nine months ended September 30, 2017 and 2016, respectively.

•

Renewable Energy.  Revenues within our Renewable Energy segment decreased $2.3 million, or 13.4%, to $14.9 million from $17.2 million for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California.

   Operating expenses within our Renewable Energy segment decreased $6.2 million, or 34.6%, to $11.7 million from $17.9 million for the nine months ended September 30, 2017 and 2016, respectively.  This decrease in expenses was primarily associated with acquisition-related expenses incurred during 2016 as a part of our Vibrant Acquisition partially offset by increased operating expenses incurred for Vibrant in 2017.

As a result, our Renewable Energy segment’s operating income increased by $4.0 million to income of $3.3 million from a loss of $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

The following represents a year over year discussion and analysis of our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended		Amount of	Percent
	September 30,		Increase	Increase
	2017	2016	(Decrease)	(Decrease)

REVENUE:
Wireless	$167,945	$177,300	$(9,355)	(5.3)%
Wireline	181,568	122,190	59,378	48.6
Renewable Energy	14,765	16,935	(2,170)	(12.8)
Equipment and Other	9,214	12,046	(2,832)	(23.5)
Total revenue	$373,492	$328,471	$45,021	13.7%
OPERATING EXPENSES (excluding depreciation and amortization unless otherwise indicated):
Termination and access fees	85,758	77,872	7,886	10.1
Engineering and operations	57,881	40,621	17,260	42.5
Sales and marketing	26,176	21,814	4,362	20.0
Equipment expense	8,720	10,751	(2,031)	(18.9)
General and administrative	76,969	62,525	14,444	23.1
Transaction-related charges	887	16,156	(15,269)	(94.5)
Restructuring charges	—	1,785	(1,785)	(100.0)
Depreciation and amortization	65,904	52,913	12,991	24.6
Impairment of long-lived assets	—	11,425	(11,425)	(100.0)
Bargain purchase gain	—	(7,304)	7,304	100.0
(Gain) Loss on disposition of long-lived assets	513	27	486	1,800.0
Loss on damaged assets and other hurricane related charges	36,566	—	36,566	100.0
Total operating expenses	$359,374	$288,585	$70,789	24.5%
Income from operations	$14,118	$39,886	$(25,768)	(64.6)%
OTHER INCOME (EXPENSE):
Interest income	1,087	929	158	17.0
Interest expense	(6,567)	(3,674)	(2,893)	78.7
Loss on deconsolidation of subsidiary	(529)	—	(529)	100.0
Other expense, net	(1,751)	643	(2,394)	(372.3)
Other income (expense), net	$(7,760)	$(2,102)	$(5,658)	269.2%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,358	37,784	(31,426)	(83.2)
Income tax expense	4,839	17,178	(12,339)	(71.8)
NET INCOME	1,519	20,606	(19,087)	(92.6)
Net income attributable to non-controlling interests, net of tax:	(13,535)	(10,400)	(3,135)	30.1
NET INCOME ATTRIBUTABLE TO ATN INTERNATIONAL, INC. STOCKHOLDERS	$(12,016)	$10,206	$(22,222)	(217.7)%

Wireless revenue.  Wireless revenue decreased by $9.4 million, or 5.3%, to $167.9 million for the nine months ended September 30, 2017 from $177.3 million for the nine months ended September 30, 2016.  The decreases in wireless revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireless revenue within our U.S. Telecom segment decreased by $8.7 million, or 7.4%, to $108.5 million from $117.2 million, for the nine months ended September 30, 2017 and 2016, respectively.  Wholesale wireless revenue decreased by $7.8 million or 7.6%, to $95.4 million from $103.1 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of a reduction in wholesale roaming rates and revenue caps with our carrier customers.  This decrease was partially offset by growth in data traffic volumes as a result of capacity and technology upgrades to our network and the increase in the number of base stations to 1,061 from 926 as of September 30, 2017 and 2016, respectively. Our U.S. Telecom’s retail operations reported a decrease in wireless revenues of $0.9 million, or 6.4%, to $13.1 million from $14.0 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of a decrease in subscribers and traffic volumes.

•

International Telecom.  Within our International Telecom segment, wireless revenue decreased by $0.7 million, or 1.2%, to $59.4 million for the nine months ended September 30, 2017 from $60.1 million for the nine months ended September 30, 2016.   This decrease was primarily related to the decline in roaming revenues within many of our international markets and the deconsolidation of our operations in Aruba. These decreases were partially offset by an increase in wireless subscribers in Guyana.

Wireline revenue.    Wireline revenue increased by $59.4 million, or 48.6%, to $181.6 million from $122.2 million for the nine months ended September 30, 2017 and 2016, respectively.  The increases in wireline revenue, within our segments, consisted of the following:

•

U.S. Telecom. Wireline revenue decreased within our U.S. Telecom segment by $8.4 million, or 44.7%, to $10.4 million from $18.8 million, for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of the effects the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, wireline revenue increased by $67.7 million, or 65.5%, to $171.1 million from $103.4 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $126.3 million of revenue during the nine months ended September 30, 2017 as compared to $56.6 million for the nine months ended September 30, 2016.  This $69.7 million increase was partially offset by our sale of our operations in St. Maarten and the British Virgin Islands and $4.4 million of service credits issued for the month of September to customers impacted by the Hurricanes.

 Renewable energy revenue.  Renewable energy revenue decreased $2.2 million, or 12.8%, to $14.8 million from $16.9 million for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of the expiration of certain incentive energy credits from the state of California and decreased production due to weather conditions in California.

Equipment and other revenue.  Equipment and other revenue decreased by $2.8 million, or 23.5%, to $9.2 million from $12.0 million for the nine months ended September 30, 2017 and 2016, respectively.   The net decreases in equipment and other revenue, within our segments, consisted of the following:

•

U.S. Telecom. Equipment and other revenue increased within our U.S. Telecom segment by $0.2 million, or 11.8%, to $1.9 million from $1.7 million, for the nine months ended September 30, 2017 and 2016, respectively, as a result of a decrease in handset sales within the retail operation of our wireless businesses and the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, equipment and other revenue decreased by $3.0 million, or 29.7%, to $7.1 million from $10.1million, for the nine months ended September 30, 2017 and 2016, respectively. This decrease was primarily the result of a reduction in handset sales in most of our markets.

•

Renewable Energy. Our Renewable Energy segment reported $0.2 million and $0.3 million during the nine months ended September 30, 2017 and 2016, respectively, as a result of consulting fees recognized by our Vibrant Energy operations.

Termination and access fee expenses.  Termination and access fees increased by $7.9 million, or 10.1%, to $85.8 million from $77.9 million for the nine months ended September 30, 2017 and 2016, respectively.   Increases in termination and access fees, within our segments, consisted of the following:

•

U.S. Telecom. Termination and access fees within our U.S. Telecom segment decreased by $6.3 million, or 16.9%, to $31.0 million from $37.3 million, for the nine months ended September 30, 2017 and 2016, respectively.  Within our wholesale wireless operations, the decrease was primarily a result of an expense reduction implemented over the last several quarters and expense offsets from funds received under the Phase I Mobility Funds.  Additionally, there was a decrease of $6.6 million within our other wireline operations as a result of the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, termination and access fees increased by $14.1 million, or 35.6%, to $53.7 million from $39.6 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $35.4 million of revenue during the nine months ended September 30, 2017 as compared to $19.2 million for the nine months ended September 30, 2016.  This $16.2 million increase was partially offset by our sale of our operations in St. Maarten and the British Virgin Islands and a reduction in television programming and other variable costs which were not incurred as a result of the impact of the Hurricanes.

•	Renewable Energy. Termination and access fees within our Renewable Energy segment remained consistent at $1.0 million for the nine months ended September 30, 2017 and 2016.

Engineering and operations expenses.  Engineering and operations expenses increased by $17.3 million, or 42.5%, to $57.9 million from $40.6 million for the nine months ended September 30, 2017 and 2016, respectively.  The net increase in engineering and operations, within our segments, consisted of the following:

•

U.S. Telecom. Engineering and operations expenses decreased within our U.S. Telecom segment by $2.9 million, or 22.1%, to $10.2 million from $13.1 million, for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of operating efficiencies within our wireless businesses and the effects of the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, engineering and operations expenses increased by $19.9 million, or 74.5%, to $46.6 million from $26.7 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $33.6 million of these expenses during the nine months ended September 30, 2017 as compared to $12.5 million for the nine months ended September 30, 2016.

•

Renewable Energy. Engineering and operations expenses within our Renewable Energy segment increased to $0.4 million from $0.3 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of our continued development of our Vibrant projects.

 Sales and marketing expenses.    Sales and marketing expenses increased by $4.4 million, or 20.0%, to $26.2 million from $21.8 million for the nine months ended September 30, 2017 and 2016, respectively.  The net increase in sales and marketing expenses, within our segments, consisted of the following:

•

U.S. Telecom. Sales and marketing expenses decreased within our U.S. Telecom segment by $1.5 million, or 36.6%, to $2.6 million from $4.1 million, for the nine months ended September 30, 2017 and 2016, respectively, primarily as a result of a decrease in promotions and advertising within the retail operations of our wireless business and the Sovernet Transaction.

•

International Telecom.  Within our International Telecom segment, our sales and marketing expenses increased by $5.8 million, or 32.8%, to $23.5 million from $17.7 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $9.9 million of these expenses during the nine months ended September 30, 2017 as compared to $3.5 million for the nine months ended September 30, 2016.

Equipment expenses.  Equipment expenses decreased by $2.0 million, or 18.9%, to $8.7 million from $10.8 million for the nine months ended September 30, 2017 and 2016, respectively. The decreases in equipment expenses, within our segments, consisted of the following:

•

U.S. Telecom. Equipment expenses decreased within our U.S. Telecom segment by $1.1 million, or 33.3%, to $2.2 million from $3.3 million, for the nine months ended September 30, 2017 and 2016, respectively.  This decrease was related to a decrease in handset sales within the retail operation of our wireless businesses.

•

International Telecom. Equipment expenses decreased within our International Telecom segment by $0.8 million, or 10.8%, to $6.6 million from $7.4 million, for the nine months ended September 30, 2017 and 2016, respectively, as a result of an overall decrease in handset sales in our various markets.

 General and administrative expenses.  General and administrative expenses increased by $14.4 million, or 23.1%, to $77.0 million from $62.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Net increases in general and administrative expenses, within our segments, consisted of the following:

•

U.S. Telecom. General and administrative expenses decreased within our U.S. Telecom segment by $1.1 million, or 9.3%, to $10.7 million from $11.8 million, for the nine months ended September 30, 2017 and 2016, respectively as a result of the effects of the Sovernet Transaction partially offset by an increase in our wireless businesses to support its expanding wireless networks.

•

International Telecom. General and administrative expenses increased within our International Telecom segment by $12.1 million, or 43.4%, to $40.0 million from $27.9 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $24.7 million of these expenses during the nine months ended September 30, 2017 as compared to $13.0 million for the nine months ended September 30, 2016.

•

Renewable Energy. General and administrative expenses within our Renewable Energy segment increased by $1.6 million, or 42.1%, to $5.4 million from $3.8 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of overhead and operating expenses incurred for the development of our India operations.

•

Corporate Overhead.  General and administrative expenses increased within our corporate overhead by $1.9 million, or 10.0%, to $20.9 million from $19.0 million, for the nine months ended September 30, 2017 and 2016, respectively, in order to support our expanding operations.

 Transaction-related charges.   We incurred $0.9 million and $16.2 million of transaction‑related charges during the nine months ended September 30, 2017 and 2016, respectively. Substantially all of the 2017 expenses were related to the Sovernet Transaction. For the nine months ended September 30, 2016, substantially all of the expenses were related to our Viya, One Communications and Vibrant Acquisitions.

Restructuring Charges.    During the nine months ended September 30, 2016, we incurred $1.8 million of certain restructuring costs in connection with the integration of One Communications and ATN.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased by $13.0 million, or 24.6%, to $65.9 million from $52.9 million for the nine months ended September 30, 2017 and 2016, respectively.  Increases in depreciation and amortization expenses, within our segments, consisted primarily of the following:

•

U.S. Telecom. Depreciation and amortization expenses increased within our U.S. Telecom segment by $1.6 million, or 9.1%, to $19.1 million from $17.5 million, for the nine months ended September 30, 2017 and 2016, respectively, as a result of certain wireless network expansions and upgrades partially offset by the effects of the Sovernet Transaction.

•

International Telecom. Depreciation and amortization expenses increased within our International Telecom segment by $10.9 million, or 39.8%, to $38.3 million from $27.4 million, for the nine months ended September 30, 2017 and 2016, respectively. This increase was primarily related to the timing of the 2016 Acquisitions of OneComm and Viya which reported an aggregate of $19.8 million of depreciation and amortization expenses during the nine months ended September 30, 2017 as compared to $9.3 million for the nine months ended September 30, 2016.

•

Renewable Energy. Depreciation and amortization expenses within our Renewable Energy segment increased by $1.3 million, or 36.1%, to $4.9 million from $3.6 million as a result of capital expenditures primarily related to the construction of our Vibrant Energy operations.

•

Corporate Overhead.  Depreciation and amortization expenses decreased by $0.9 million or 20.5% to $3.5 million from $4.4 million for the three months ended September 30, 2017 and 2016, respectively, as a result of certain tangible assets becoming fully depreciated.

Impairment of long-lived assets.  During June 2016, as a result of industry consolidation activities and a review of strategic alternatives for our U.S. Wireline business in the Northeast, we identified factors indicating the carrying amount of certain assets may not be recoverable.  More specifically, the factors included the competitive environment, recent industry consolidation, and our view of future opportunities in the market which began to evolve in the second quarter of 2016.  As a result of these factors, the analysis concluded that certain U.S. Wireline assets in the U.S. Telecom segment were overvalued.  As a result, we recorded a non-cash impairment charge of $11.1 million during the nine months ended September 30, 2016.  The impairment reduced the carrying value of long lived assets by $3.6 million and goodwill by $7.5 million.

 Bargain purchase gain. In connection with the One Communications Acquisition, we recorded a bargain purchase gain of $7.3 million during the nine months ended September 30, 2016.  The purchase price and resulting bargain purchase gain are the result of the market conditions and competitive environment in which One Communications operates along with the Company's strategic position and resources in those same markets.  Both companies realized that their combined resources would accelerate the transformation of both companies to better serve customers in these markets.  The bargain purchase gain is included in operating income in the accompanying income statement for the nine months ended September 30, 2016.

Loss on disposition of long-lived assets.   During the nine months ended September 30, 2017, we recorded a loss of $0.5 million in connection with the Sovernet Transaction.

Loss on damaged assets and other hurricane related charges.  During September 2017, our operations and customers in the U.S. Virgin Islands were severely impacted by both Hurricane Irma and subsequently Hurricane Maria (collectively, the “Hurricanes”).  Both our wireless and wireline networks and commercial operations were severely damaged by these storms.  As a result of the significant damage to our wireline network and the ongoing lack of consistent commercial power in the territory since the Hurricanes, we have been unable to provide most of our wireline services, which comprise the majority of revenue, in the business.  Due to the ongoing poor conditions on the islands, the continued lack of consistent commercial power, and the damage to our wireline infrastructure, we currently expect this impact to wireline revenue to continue for the next several quarters and estimate that it will be most pronounced in the fourth quarter of 2017.

As of November 9, 2017, our preliminary assessment of the level of wireline and wireless network damage by the Hurricanes and corresponding loss has been estimated as $35.2 million.  This amount, along with $1.4 million of additional operating expenses that we specifically incurred during the quarter to address the impact of the Hurricanes, has been recorded in our statement of operations for the three and nine months ended September 30, 2017.  The level of network damage assessment and losses on damaged assets is based on information known as of the filing of this Form 10-Q.  Given the current conditions in the USVI, including curfews, limited access to areas of the islands and the lack of consistent commercial power, additional damages may be discovered upon being able to fully access these areas and/or once commercial power is restored and we can bring our networks fully online.  This assessment will continue to be updated in subsequent quarters as more information becomes available.

We have insurance coverage for a combination of replacement costs of damaged property, extra expenses and business interruption and could potentially receive proceeds up to an aggregate of approximately $34.0 million against these insurance claims but we believe that total losses for these items will exceed these aggregate proceeds.  We do not expect to record any insurance recovery, however, until 2018, when our assessment is complete and we can determine the amount and nature of our claims under our insurance policies.

Interest income.   Interest income represents interest earned on our cash, cash equivalents, restricted cash and short term investment balances.

Interest income increased to $1.1 million from $0.9 million for the nine months ended September 30, 2017 and 2016.  The effects of an increase in the return on our cash, cash equivalents and marketable securities were partially offset by a decrease in those assets as compared to the previous year.

Interest expense.  Interest expense increased by $2.9 million to $6.6 million from $3.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The increase predominantly reflects the interest incurred on debt used to finance a portion of the Viya Acquisition, the term loans assumed with the One Communications Acquisition, which were refinanced on September 30, 2017 and the increased loan balance on the refinanced Ahana Debt.

Loss on deconsolidation of subsidiary.  During the nine months ended September 30, 2017, we recorded a $0.5 million loss on the deconsolidation of our U.S. Wireline operations upon the completion of the Sovernet Transaction.

Other income (expense), net.   Other income (expense), net was an expense of $1.8 million for the nine months ended September 30, 2017 and included our loss on our equity method investment in our Aruba operations of $1.9 million partially offset by a gain on the sale of marketable securities of $0.8 million and net losses on foreign currency transactions.

Income taxes.  Our effective tax rate for the nine months ended September 30, 2017 and 2016 was 76.1% and 45.5%, respectively.  When a company operates in a jurisdiction that generates ordinary losses but does not expect to realize them, ASC 740-270-30-36(a) requires the exclusion of the respective jurisdiction from the overall annual effective tax rate (“AETR”) calculation and instead, a separate AETR should be computed.  The effective tax rate for the nine months ended September 30, 2017 was primarily impacted by the following items: (i) the exclusion of losses in jurisdictions where we cannot benefit from those losses as required by ASC 740-270-30-36(a), primarily in the U.S.

Virgin Islands, (ii) a $3.4 million benefit for the net capital loss due to the stock sales of our businesses in New England, New York and St. Maarten, (iii) a $3.4 million amended return refund claim filed for tax year 2013 recognized discretely in the third quarter, (iv) a $683 thousand increase (net) in unrecognized tax benefits related to current year and prior year positions recognized discretely in respective quarters, (v) a $367 thousand benefit (net) to record  return to accrual adjustments recognized discretely in the respective quarter and, (vi) the mix of income generated among the jurisdictions in which we operate.  The effective tax rate for the nine months ended September 30, 2016 was impacted by the following items: (i) certain transactional charges incurred in connection with our acquisitions that had no tax benefit, (ii) an impairment charge to write down the value of assets related to our wireline business, (iii) the mix of income generated among the jurisdictions in which we operate, and (iv) $2.2 million provision (net) to record multiple discrete items. Our effective tax rate is based upon estimated income before provision for income taxes for the year, composition of the income in different countries, and adjustments, if any, in the applicable quarterly periods for potential tax consequences, benefits and/or resolutions of tax contingencies. Our consolidated tax rate will continue to be impacted by the mix of income generated among the jurisdictions in which we operate.

Net income attributable to non-controlling interests.  Net income attributable to non-controlling interests reflected an allocation of $13.5 million and $10.4 million of income generated by our less than wholly-owned subsidiaries for the nine months ended September 30, 2017 and 2016, respectively, an increase of $3.1 million or 30.1%.  Changes in net income attributable to non-controlling interests, within our segments, consisted of the following:

•

U.S. Telecom. Net income attributable to non-controlling interests increased by $0.5 million, or 10.2%, to $5.4 million from $4.9 million for the nine months ended September 30, 2017 and 2016, respectively, as a result of the effects of the Sovernet transaction partially offset by decreased profitability at certain less than wholly owned subsidiaries of our wireless operations.

•

International Telecom. Net income attributable to non-controlling interests increased by $3.4 million, or 87.2% to $7.3 million from $3.9 million, primarily as a result of an increase in profits in our Bermuda operations as a result of our One Communications acquisitions.

•

Renewable Energy. Net income attributable to non-controlling interests decreased by $0.8 million, or 50.0%, to $0.8 million from $1.6 million, as a result of decreased profitability and our increased ownership within our domestic solar operations.

Net income (loss) attributable to ATN International, Inc. stockholders.  Net income attributable to ATN International, Inc. stockholders was a loss of $12.0 and income of $10.2 million for the nine months ended September 30, 2017 and 2016, respectively.

On a per share basis, net income (loss) was a loss of $0.74 and income of $0.63 per diluted share for the nine months ended September 30, 2017 and 2016, respectively.

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

As of September 30, 2017, we had approximately $249.5 million in cash, cash equivalents, restricted cash and short term investments. Of this amount, $147.9 million was held by our foreign subsidiaries and is indefinitely invested outside the United States.   In addition, we had approximately $159.7 million of debt, net of unamortized deferred financing costs, as of September 30, 2017. How and when we deploy our balance sheet capacity will figure prominently in our longer-term growth prospects and stockholder returns.

Capital Expenditures.  Historically, a significant use of our cash has been for capital expenditures to expand and upgrade our telecommunications networks and to expand our renewable energy operations.

During 2016, we paid $10.9 million to participate in the FCC Auction 1002 for 600 MHz spectrum licenses.  The auction was completed on March 30, 2017.  On April 6, 2017, we were notified that we were the high bidder for certain licenses and paid the remaining balance of $36.8 million to acquire those licenses during June 2017, which is included within Telecommunications Licenses on our balance sheet as of September 30, 2017.  Also as of September 30, 2017, we have reclassified the $10.9 million deposit from Other Assets to Telecommunications Licenses on our balance sheet.

For the nine months ended September 30, 2017 and 2016, we spent approximately $108.3 million and $78.5 million, respectively, on capital expenditures. The following notes our capital expenditures, by operating segment, for these periods (in thousands):

	Capital Expenditures

	U.S.	International	Renewable	Corporate and
Nine months ended September 30,	Telecom	Telecom	Energy	Other (1)	Consolidated
2017	$17,396	$54,775	$31,327	$4,778	$108,276
2016	26,709	36,543	10,326	4,877	78,455

(1)  Reconciling items refer to corporate overhead costs and consolidating adjustments.

We are continuing to invest in upgrading and expanding our telecommunications networks and renewable energy assets in many of our markets, along with upgrading our operating and business support systems. With several major wireless and wireline network expansions and upgrades currently underway, we anticipate that capital expenditures for our telecom segments, excluding the restoration work being undertaken in the U.S. Virgin Islands as a result of the Hurricanes, for the year ending December 31, 2017, to be between $95.0 million and $110.0 million.  As of November 9, 2017, the magnitude and timing of the costs needed to restore our U.S. Virgin Islands operations has not yet been determined.  Capital expenditures for our Renewable Energy segment will be between $30.0 million and $40.0 million for the year ending December 31, 2017 primarily relating to our solar operations in India.

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

Dividends.    We use cash-on-hand to make dividend payments to our stockholders when declared by our Board of Directors. For the three months ended September 30, 2017, our Board declared dividends to our stockholders, which includes a $0.17 per share dividend declared on September 15, 2017 and paid on October 9, 2017, of $2.7 million. We have declared quarterly dividends for the last 76 fiscal quarters.

Stock repurchase plan.    In September 2004, our Board of Directors approved a $5.0 million stock buyback plan (the “2004 Repurchase Plan”).  Through September 19, 2016, we repurchased $4.1 million of our common stock under the 2004 Repurchase Plan.

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  During the three months ended September 30, 2017, we repurchased 201,932 shares of our common stock for approximately $10.6 million.  As of September 30, 2017, we have $39.3 million available to be repurchased under the 2016 Repurchase Plan.

Sources of Cash

Total liquidity.     As of September 30, 2017, we had approximately $249.5 million in cash, cash equivalents, restricted cash and short term investments which represents a decrease of $49.8 million from the December 31, 2016 balance of $299.3 million. The decrease is primarily attributable to cash used for capital expenditures of $107.6 million, purchases of telecommunications spectrum of $36.8 million, dividends paid on our common stock of $16.5 million and the repurchase of our common stock for $11.1 million partially offset by cash provided by operations of $122.0 million.

Cash provided by operations.  Cash provided by operating activities was $122.0 million for the nine months ended September 30, 2017 as compared to $92.1 million for the nine months ended September 30, 2016.  The increase of $29.9 million was primarily related to an increase in cash provided by operations within our International Telecom segment as a result of our One Communications and Viya Acquisitions, an increase in cash provided by our U.S. Telecom segment primarily related to certain expense reductions and  an increase in cash provided by operations within our Renewable Energy segment primarily as a result of a decrease in transaction related expenses incurred in that segment in connection with our Vibrant Acquisition. These increases in cash provided by operations were partially offset by an increase in cash used within our corporate overhead to support our recent acquisitions.

Cash used in investing activities.  Cash used in investing activities was $138.8 million and $278.1 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in cash used for investing activities of $139.3 million was primarily related to a $132.0 million decrease in the amount of cash paid for acquisitions and other strategic investments during 2017 as compared to 2016.

Cash used in financing activities.  Cash used in financing activities was $28.5 million during the nine months ended September 30, 2017 as compared to cash provided by financing activities of $46.6 million. A majority of the $75.1 million change relates to the $60.0 million in borrowings used to partially finance the Viya Acquisition.

Credit Facilities.   We have a credit facility with CoBank, ACB and a syndicate of other lenders to provide for a $225 million revolving credit facility (the “Credit Facility”) that includes (i) up to $10 million under the Credit Facility for standby or trade letters of credit, (ii) up to $25 million under the Credit Facility for letters of credit that are necessary or desirable to qualify for disbursements from the FCC’s mobility fund and (iii) up to $10 million under a swingline sub-facility.

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

   The Credit Facility contains customary representations, warranties and covenants, including a financial covenant that imposes a maximum ratio of indebtedness to EBITDA as well as covenants by us limiting additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes. In addition, the Credit Facility contains a financial covenant by us that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

As of September 30, 2017, we had no borrowings under the Credit Facility.

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

On December 19, 2016, Ahana’s wholly owned subsidiary, Ahana Operations, issued $20.6 million in aggregate principal amount of 4.427% senior notes due 2029 (the “Series A Notes”) and $45.2 million in aggregate principal amount of 5.327% senior notes due 2031 (the “Series B Notes” and collectively with the Series A Notes and the PSE&G Loan, the “Ahana Debt”).  Interest and principal are payable semi-annually until the respective maturity dates of March 31, 2029 (for the Series A Notes) and September 30, 2031 (for the Series B Notes).  Cash flows generated by the solar projects that secure the Series A Notes and Series B Notes are only available for payment of such debt and are not available to pay other obligations or the claims of the creditors of Ahana or its subsidiaries. However, subject to certain restrictions, Ahana Operations holds the right to the excess cash flows not needed to pay the Series A Notes and Series B Notes and other obligations arising out of the securitizations.  The Series A and Series B Notes are secured by certain assets of Ahana and are guaranteed by certain of its subsidiaries.

A portion of the proceeds from the issuances of the Series A Notes and Series B Notes were used to repay the Original Ahana Debt in full except for the PSE&G Loan which remained outstanding after the refinancing.

The Series A Notes and the Series B Notes contain customary representations, warranties and certain affirmative and negative covenants, which limit additional indebtedness, liens, guaranties, mergers and consolidations, substantial asset sales, investments and loans, sale and leasebacks, transactions with affiliates and fundamental changes.  The Series A Notes and Series B Notes are subject to financial covenants that imposes 1) a maximum debt service coverage ratio and 2) a maximum ratio of the present value of Ahana’s future cash flow to the aggregate principal amounts of all outstanding obligations.  These financial covenants are tested semi-annually basis for Ahana Operations on a consolidated basis and on an individual basis for certain subsidiaries.  Both the Series A Notes and Series B Notes may be redeemed at any time, in whole or part, subject to a make-whole premium.  As of September 30, 2017, we were in compliance with all of the financial covenants of the Series A Notes and the Series B Notes.

We capitalized $2.8 million of fees associated with the Series A and Series B Notes which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the notes.

As of September 30, 2017, $2.3 million of the Original Ahana Debt, $64.6 million of the Series A Notes and Series B Notes remained outstanding, and $2.7 million of the capitalized fees remain unamortized.

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

As a condition of the amended and restated agreement, within 90 days of the refinance date we were required to enter into a hedging arrangement with a notional amount equal to at least 30% of the outstanding loan balance and a term corresponding to the maturity of the One Communications Debt.  As of July 2017, we entered into an amortizing interest rate swap.  This swap has been designated as a cash flow hedge, has an original notional amount of $11.0 million, has an interest rate of 1.874%, and expires in March 2022.

In connection with the amended and restated debt, we increased the limit of the overdraft facility from $5.0 million to $10.0 million.  This facility has an interest rate of three month LIBOR plus 1.75%.

We capitalized $0.3 million of fees associated with the One Communications Debt, which is recorded as a reduction to the debt carrying amount and will be amortized over the life of the debt.

                As of September 30, 2017, $36.6 million of the One Communications Debt was outstanding, there were no borrowings under the overdraft facility, and $0.3 million of the capitalized fees remain unamortized.

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

As of September 30, 2017, $60.0 million of the Viya Debt remained outstanding and $0.8 million of the rate lock fee was unamortized.

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

In addition, the Credit Facility contains a financial covenant that imposes a maximum ratio of indebtedness to EBITDA. As of September 30, 2017, we were in compliance with all of the financial covenants of the Credit Facility.

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

Completed Acquisitions.  As discussed above, we funded our 2016 Acquisitions with $152.5 million of cash, net of cash acquired.  In addition, we financed $60.0 million of the Viya Acquisition purchase price with a loan from an affiliate of the seller, the Rural Telephone Finance Cooperative.

Foreign Currency

We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the nine months ended September 30, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $1.0 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar.

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

Recent Accounting Pronouncements

See Note 2 to the Unaudited Condensed Consolidated Financial Statements included in this Report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Translation and Remeasurement, We translate the assets and liabilities of our foreign subsidiaries from their respective functional currencies, primarily the Indian Rupee and the Guyana Dollar, to U.S. dollars at the appropriate spot rates as of the balance sheet date. Changes in the carrying value of these assets and liabilities attributable to fluctuations in spot rates are recognized in foreign currency translation adjustment, a component of Accumulated Other Comprehensive Income on our balance sheet. Income statement accounts are translated using the monthly average exchange rates during the year.  During the nine months ended September 30, 2017, we noted a decline in the Guyana Dollar exchange rate and recorded a $1.0 million loss on foreign currency transactions.  A continued decline could have a negative impact on our financial results in future periods.  We will continue to assess the impact of our exposure to the Guyana dollar.

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

Interest Rate Sensitivity.    As of September 30, 2017, we had $25.6 million of variable rate debt outstanding, which we assumed as a part of the One Communications Acquisition and is subject to fluctuations in interest rates.  Our interest expense may be affected by changes in interest rates.  We believe that a 10% increase in the interest rates on our variable rate debt would have an immaterial impact on our Financial Statements.  We may have additional exposure to fluctuations in interest rates if we again borrow amounts under our revolver loan within our Credit Facility

Item 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost‑benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 19, 2016, our Board of Directors authorized the repurchase of up to $50.0 million of our common stock from time to time on the open market or in privately negotiated transactions (the “2016 Repurchase Plan”).  The 2016 Repurchase Plan replaces the 2004 Repurchase Plan.  As of September 30, 2017, we have $39.3 million available to be repurchased under the 2016 Repurchase Plan.

The following table reflects the repurchases by the Company of its common stock during the quarter ended September 30, 2017:

					(d)
					Maximum
					Number (or
				(c)	Approximate
			(b)	Total Number of	Dollar Value) of
	(a)		Average	Shares Purchased	Shares that May
	Total Number		Price	as Part of Publicly	be Purchased
	of Shares		Paid per	Announced Plans	Under the Plans or
Period	Purchased		Share	or Programs	Programs
July 1, 2017 — July 31, 2017	200	(1)	$66.71	—	$49,902,511
Aug 1, 2017 — Aug 31, 2017	11,666	(2)	59.45	11,579	$49,221,691
September 1, 2017 — September 30, 2017	190,353		52.30	190,353	$39,266,984

(1)

   Represents shares purchased on July 8, 2017 and July 27, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their cost to exercise stock options and tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased.

(2)

   Includes shares purchased on August 24, 2017 from our executive officers and other employees who tendered these shares to the Company to satisfy their tax withholding obligations incurred in connection with the exercise of stock options and the vesting of restricted stock awards at such date. These shares were not purchased under the plan discussed above. The price paid per share was the closing price per share of our Common Stock on the Nasdaq Stock Market on the date those shares were purchased

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

ATN International, Inc.

Date: November 9, 2017	/s/ Michael T. Prior
Michael T. Prior
President and Chief Executive Officer

Date: November 9, 2017	/s/ Justin D. Benincasa
Justin D. Benincasa
Chief Financial Officer